Form 10-Q
period 2008-03-31
Noranda Aluminum Holding CORP
filed 2008-05-16
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 333-148977

NORANDA ALUMINUM HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8908550
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

801 Crescent Centre Drive, Suite 600 Franklin, Tennessee	37067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (615) 771-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of May 14, 2008, there were 21,749,548 shares of Noranda common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(dollars expressed in thousands, except per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
	$	$
ASSETS
Current assets:
Cash and cash equivalents	148,231	75,630
Accounts receivable, net	114,600	97,169
Inventories	189,345	180,250
Other current assets	15,617	34,336

Total current assets	467,793	387,385

Investments in affiliates	201,528	198,874
Property, plant and equipment, net	635,003	657,811
Goodwill	260,246	256,122
Other intangible assets, net	69,197	70,136
Other assets	74,834	80,216

Total assets	1,708,601	1,650,544

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable
Trade	65,879	32,505
Affiliates	32,971	27,571
Accrued liabilities	88,702	36,819
Accrued interest	28,239	12,182
Deferred revenue	13,855	14,181
Deferred tax liabilities	22,355	22,355
Current portion of long-term debt due to third party	30,300	30,300

Total current liabilities	282,301	175,913

Long-term debt	1,121,428	1,121,372
Long-term derivative liabilities	242,996	65,998
Pension and other long-term liabilities	77,321	75,916
Deferred tax liabilities	115,723	211,421
Common stock subject to redemption (100,000 shares at March 31, 2008)	2,000	—
Shareholders’ deficiency:
Common stock (100,000,000 shares authorized; $0.01 par value; 21,717,798 and 21,610,298 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively, including 100,000 shares subject to redemption at March 31, 2008)	216	216
Capital in excess of par value	11,920	11,767
Retained earnings	17,206	—
Accumulated comprehensive loss	(162,510)	(12,059)

Total shareholders’ deficiency	(133,168)	(76)

Total liabilities and shareholders’ deficiency	1,708,601	1,650,544

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidated Statements of Income

(dollars expressed in thousands, except per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	$	$
Sales	300,280	344,612

Operating costs and expenses
Cost of sales	242,572	275,560
Selling, general and administrative expenses	16,416	8,365
Other (recoveries) expenses, net	(101)	(27)

	258,887	283,898

Operating income	41,393	60,714

Other expenses (income)
Related party interest expense, net	—	3,890
Third party interest expense (income), net	24,213	(822)
(Gain) loss on derivative instruments and hedging activities	(5,597)	1,365
Equity in net income of investments in affiliates	(2,654)	(2,030)
Other, net	(460)	—

	15,502	2,403

Income before income taxes	25,891	58,311
Income tax expense	8,685	28,514

Net income for the period	17,206	29,797

Earnings per share
Basic	$0.79
Diluted	$0.79
Weighted average shares outstanding (in thousands)
Basic	21,646
Diluted	21,815

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidated Statement of Shareholders’ Equity (Deficiency)

(dollars expressed in thousands)

(unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total
	$	$	$	$	$
Balance, December 31, 2006 (Predecessor)	1	953,653	59,425	(4,578)	1,008,501
For the period from January 1, 2007 to May 17, 2007 (Predecessor):
Adoption of new accounting standard (FIN 48)	—	—	(1,226)	—	(1,226)
Net income for the period from January 1, 2007 to March 31, 2007	—	—	29,797	—	29,797
Net loss for the period from April 1, 2007 to May 17, 2007	—	—	(15,540)	—	(15,540)
Pension adjustment, net of tax of $(1,494)	—	—	—	3,206	3,206

Total comprehensive income					17,463
Capital contribution from parent	—	128,600	—	—	128,600
Distribution to parent	—	—	(25,000)	—	(25,000)
Non-cash distribution to parent	—	—	(1,541)	—	(1,541)

Balance, May 17, 2007 (Predecessor)	1	1,082,253	45,915	(1,372)	1,126,797

Successor
Adjustment to reflect Apollo Acquisition (Successor)	216	215,914	—	—	216,130
For the period from May 18, 2007 to December 31, 2007 (Successor):
Net income	—	—	8,167	—	8,167
Pension adjustment, net of tax of $7,368	—	—	—	(12,059)	(12,059)

Total comprehensive loss					(3,892)
Distribution to shareholders	—	(207,963)	(8,167)	—	(216,130)
Stock option expense	—	3,816	—	—	3,816

Balance, December 31, 2007 (Successor)	216	11,767	—	(12,059)	(76)

For the three months ended March 31, 2008:
Net income	—	—	17,206	—	17,206
Unrealized loss on derivatives, net of tax of $90,656	—	—	—	(150,451)	(150,451)

Total comprehensive loss					(133,245)
Issuance of shares	—	89	—	—	89
Stock option expense and excess tax benefits	—	64	—	—	64

Balance, March 31, 2008 (Successor)	216	11,920	17,206	(162,510)	(133,168)

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(dollars expressed in thousands)

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	$	$
OPERATING ACTIVITIES
Net income	17,206	29,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,610	19,285
Non-cash interest	1,301	—
Loss on disposal of property, plant and equipment	520	149
(Gain) loss on derivative activities, net of cash settlements	(1,797)	1,365
Equity in net income of investments in affiliates	(2,654)	(2,030)
Deferred income taxes	(2,536)	(28,514)
Stock option expense	64	—
Changes in deferred charges and other assets	4,137	12,673
Changes in pension and other liabilities	1,405	3,395
Changes in operating assets and liabilities:
Accounts receivable	(17,431)	(9,379)
Inventories	(9,095)	(24,712)
Other current assets	536	17,908
Accounts payable	49,848	7,206
Accrued interest	16,057	—
Deferred revenue	(326)	—
Accrued liabilities	(3,275)	16,158

Cash provided by operating activities	78,570	43,301

INVESTING ACTIVITIES
Capital expenditures	(8,064)	(6,227)
Proceeds from sale of property, plant and equipment	6	—

Cash used in investing activities	(8,058)	(6,227)

FINANCING ACTIVITIES
Proceeds from issuance of shares	2,089	—
Borrowings on long-term debt	—	5,823

Cash provided by financing activities	2,089	5,823

Net change in cash and cash equivalents	72,601	42,897
Cash and cash equivalents, beginning of period	75,630	40,549

Cash and cash equivalents, end of period	148,231	83,446

See accompanying notes

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(dollars expressed in thousands, except per share information)

1.	ACCOUNTING POLICIES

Basis of Presentation

Noranda Aluminum Holding Corporation (“Noranda”, “Company” or “Successor”), and its wholly owned subsidiary, Noranda Aluminum Acquisition Corporation, (“Noranda AcquisitionCo”), were formed by affiliates of Apollo Management, L.P. (“Apollo”) on March 27, 2007 for the purpose of acquiring Noranda Intermediate Holding Corporation (“Noranda Intermediate”), which owns all of the outstanding shares of Noranda Aluminum, Inc. (the “Predecessor.”)

The Company operates an aluminum smelter in New Madrid, Missouri, and four rolling mills in the southeastern United States in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Additionally, the Company holds 50% interests in a Gramercy, Louisiana aluminum refinery partnership and a Jamaican bauxite mining partnership.

The Company’s investments in non-controlled entities in which it has the ability to exercise equal or significant influence over operating and financial policies are accounted for by the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

On April 10, 2007, Noranda AcquisitionCo entered into a Stock Purchase Agreement with Noranda Finance, Inc. (subsequently renamed Noranda Intermediate), an indirect wholly owned subsidiary of Xstrata plc (together with its subsidiaries, “Xstrata”), and Xstrata (Schweiz) A.G., a direct wholly owned subsidiary of Xstrata, pursuant to which it agreed to purchase all of the outstanding shares of Noranda Intermediate, which together with its subsidiaries constituted the Noranda aluminum business of Xstrata. The acquisition was completed on May 18, 2007 (the “Apollo Acquisition”). Noranda and Noranda AcquisitionCo had no assets or operations prior to the acquisition of Noranda Intermediate on May 18, 2007.

The financial information from January 1, 2007 to March 31, 2007 reflects Noranda Aluminum, Inc., prior to the Apollo Acquisition, and is referred to as “Predecessor.” The financial information as of December 31, 2007 and for the periods from May 18, 2007 to December 31, 2007 and January 1, 2008 to March 31, 2008 reflect the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.” As a result, the condensed consolidated financial statements of the Predecessor and Successor periods are not comparable.

The unaudited condensed consolidated financial statements of the Company include the accounts of Noranda AcquisitionCo and its wholly owned subsidiaries, Noranda Intermediate, Noranda Aluminum, Inc., Norandal USA, Inc. and Gramercy Alumina Holdings Inc.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

America (“GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. The year-end balance sheet data was derived from audited financial statements. In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results including the elimination of all significant intercompany accounts and transactions among wholly owned subsidiaries. Certain reclassifications have been made to previously issued financial statements in order to conform to the 2008 presentation. These reclassifications had no effect on net income or net cash flows.

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s 2007 annual financial statements included in the Company’s Registration Statement on Form S-4, as amended, filed on May 9, 2008.

Fair Value Measurements

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), the Company has determined that our financial assets and liabilities are level 2 in the fair value hierarchy. See Note 14 for further discussion.

Impact of Recently Issued Accounting Standards

The Company adopted portions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. Issued in February 2008, FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its condensed consolidated financial position and results of operations. See Note 14 for further discussion.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its condensed consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the condensed consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its condensed consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and about hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 does not change accounting for derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the disclosure requirements of SFAS No. 161 in its condensed consolidated financial statements.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

2.	ACQUISITIONS

Apollo Acquisition

In connection with the Apollo Acquisition, Noranda AcquisitionCo incurred $1,010,000 of funded debt, consisting of (i) $500,000 in term B loans, and (ii) $510,000 of senior floating rate notes; and entered into a $250,000 revolving credit facility which was undrawn at the date of the Apollo Acquisition. In addition to the debt incurred, affiliates of Apollo contributed cash of $214,200 to Noranda, which was contributed to Noranda AcquisitionCo. The purchase price for Noranda Intermediate was $1,150,000, excluding acquisition costs. Subsequent to the Apollo Acquisition, certain members of the Company’s management contributed $1,930 in cash through the purchase of common shares of the Company.

The Company finalized the purchase price allocation related to the Apollo Acquisition in the first quarter of 2008. The final allocation of the purchase consideration was determined based on a number of factors, including the final evaluation of the fair value of the Company’s tangible and intangible assets acquired and liabilities assumed as of the closing date of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed. Total purchase consideration was $1,164,650, including acquisition costs.

$
Fair value of assets acquired and liabilities assumed:
Accounts receivable	141,152
Inventories	223,815
Investment in affiliates	191,500
Property, plant and equipment	687,949
Other intangible assets	72,471
Goodwill	260,246
Pension and other assets	48,648
Deferred tax liabilities	(242,609)
Accounts payable and accrued liabilities	(118,997)
Other long-term liabilities	(102,656)

Total purchase consideration assigned, net of $3,131 cash acquired	1,161,519

Included in current liabilities in the table above is a payable to Xstrata, pursuant to the Stock Purchase Agreement entered into in connection with the Apollo Acquisition, which represents the Company’s obligation to remit payment to Xstrata for the Company’s taxes, deemed applicable to the period from April 10, 2007 to May 18, 2007. This amount is subject to revision based primarily on the filing of the Company’s tax returns. At March 31, 2008 and December 31, 2007, the liability to Xstrata is $9,461 and $6,980, respectively and is included in accrued liabilities.

Goodwill from the Apollo Acquisition is not deductible for tax purposes.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

The following unaudited pro forma financial information presents the results of operations as if the Apollo Acquisition had occurred on January 1, 2007 after giving effect to certain adjustments, including changes in depreciation and amortization expenses resulting from fair value adjustments to tangible and intangible assets, increase in interest expense resulting from additional indebtedness incurred and amortization of debt issuance costs incurred in connection with the Apollo Acquisition and financing, increase in selling, general and administrative expense related to the annual management fee paid to Apollo, and elimination for certain historical intercompany balances which were not acquired as part of the Apollo Acquisition.

Three months ended March 31, 2007
$
Sales	344,612
Net income	5,955

The unaudited pro forma financial information is not intended to represent the consolidated results of operations the Company would have reported had the Apollo Acquisition been completed at January 1, 2007, nor is it necessarily indicative of future results.

3.	INVENTORIES

The components of inventories, stated at the lower of cost or market, are:

	March 31, 2008	December 31, 2007
	$	$
Raw materials	55,451	53,945
Work-in-process	51,340	43,190
Finished goods	47,979	46,070

Total inventory subject to LIFO valuation	154,770	143,205
LIFO and lower of cost or market adjustments	13,643	16,430

Inventory at lower of LIFO cost or market	168,413	159,635
Supplies	20,932	20,615

Total inventory	189,345	180,250

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $0 and $14,323 at March 31, 2008 and December 31, 2007, respectively. During the first quarter of 2008, the Company recorded adjustments to reverse the lower of LIFO cost or market reserve recorded at December 31, 2007 primarily due to the sell-through of inventory and increases in London Metal Exchange (“LME”) prices in the first quarter of 2008. Such adjustments reduced cost of goods sold by $14,323. Market valuation reserves are based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a material effect on the Company’s results of operations and financial condition in the near term.

Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs, as well as the cost of power and natural gas.

The Company uses the LIFO method to value raw materials, work-in process and finished goods inventories. Quarterly inventory determinations under LIFO are based on assumptions about projected inventory levels at the end of the fiscal year. An actual valuation of these components under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. During the first quarter of 2008 and 2007, the Company recorded LIFO adjustments to increase cost of goods sold by $17,616 and $8,169, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is based on the estimated service lives of the assets computed principally by the straight-line method for financial reporting purposes.

Property, plant and equipment consist of the following:

	Estimated useful lives	March 31, 2008	December 31, 2007
	(in years)	$	$
Land	—	12,000	12,000
Buildings and improvements	10-47	85,416	85,566
Machinery and equipment	3-50	600,347	604,019
Construction in progress	—	25,129	21,524

		722,892	723,109
Accumulated depreciation		(87,889)	(65,298)

Total property, plant and equipment		635,003	657,811

Cost of sales includes depreciation expense of the following amount in each period:

$
Three months ended March 31, 2008 (Successor)	23,671
Three months ended March 31, 2007 (Predecessor)	18,633

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in our goodwill balances were as follows:

	Upstream	Downstream	Total
	$	$	$
Balance, May 18, 2007	120,890	136,599	257,489
Changes in purchase price allocations	3,963	(5,330)	(1,367)

Balance, December 31, 2007	124,853	131,269	256,122
Changes in purchase price allocations	4,124	—	4,124

Balance, March 31, 2008	128,977	131,269	260,246

Based upon the final evaluation of the fair value of the Company’s tangible and intangible assets acquired and liabilities assumed as of the closing date of the Apollo Acquisition, we recorded valuation adjustments to certain fixed assets in the first quarter of 2008.

Other intangibles

Other intangible assets consist of the following:

	March 31, 2008	December 31, 2007
	$	$
Intangible assets:
Non-amortizable:
Trade names (indefinite life)	20,494	20,494
Amortizable:
Customer relationships (15 year weighted average life)	51,288	51,288
Other (2.5 year weighted average life)	689	689

	72,471	72,471
Accumulated amortization	(3,274)	(2,335)

Total intangible assets	69,197	70,136

Amortization expense related to intangible assets for the three months ended March 31, 2008 and 2007 was $939 and $652, respectively.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

6.	OTHER ASSETS AND LIABILITIES

Accounts receivable, net consist of the following:

	March 31, 2008	December 31, 2007
	$	$
Trade	114,825	97,394
Allowance for doubtful accounts	(225)	(225)

Total accounts receivable, net	114,600	97,169

Other current assets consist of the following:

	March 31, 2008	December 31, 2007
	$	$
Fair value of derivatives	11,051	21,163
Tax receivable	—	8,072
Prepaid expenses and other current assets	4,566	5,101

Total other current assets	15,617	34,336

Other assets consist of the following:

	March 31, 2008	December 31, 2007
	$	$
Deferred financing costs, net of amortization	32,532	33,777
Cash surrender value of life insurance	25,243	25,243
Other	17,059	21,196

Total other assets	74,834	80,216

Accrued liabilities consist of the following:

	March 31, 2008	December 31, 2007
	$	$
Fair value of derivatives	57,277	5,077
Compensation and benefits	12,090	13,331
Due to Xstrata	9,461	6,980
Workers’ compensation	3,401	2,990
Current asset retirement and site restoration obligations	2,059	2,463
Other	4,414	5,978

Total accrued liabilities	88,702	36,819

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

Pension and other long-term liabilities consist of the following:

	March 31, 2008	December 31, 2007
	$	$
Pension and other post-retirement benefit obligations	47,151	46,186
FIN 48 liability	8,869	8,819
Workers’ compensation	8,333	7,182
Asset retirement and site restoration obligations	6,727	6,339
Deferred compensation and other	6,241	7,390

Total pension and other long-term liabilities	77,321	75,916

7.	RELATED PARTY TRANSACTIONS

In connection with the Apollo Acquisition, the Company entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of certain structuring, management and advisory services for an initial term ending on December 31, 2018. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $2,000, payable in one lump sum annually. The Company recorded approximately $500 of such fees, which are included within selling, general and administrative expenses in the Company’s statements of operations for the three months ended March 31, 2008.

Accounts payable to affiliates consist of the following and are due in the ordinary course of business:

	March 31, 2008	December 31, 2007
	$	$
Gramercy Alumina LLC	32,971	27,571

The Company purchased alumina in transactions with Gramercy Alumina LLC, a 50% owned joint venture, at prices which approximate cost. Purchases from Gramercy Alumina LLC were as follows:

$
Three months ended March 31, 2008 (Successor)	37,157
Three months ended March 31, 2007 (Predecessor)	42,125

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

The Company sells rolled aluminum products to Goodman Global, Inc., a portfolio company of Apollo which was sold in February 2008, under a two-year sales contract that extends through 2009. The Company also sells rolled aluminum products to Berry Plastics Corporation, another portfolio company of Apollo, under an annual sales contract. Sales to these entities were as follows:

	Goodman Global, Inc.	Berry Plastics Corporation
	$	$
Three months ended March 31, 2008	16,789	1,961

8.	LONG-TERM DEBT

A summary of long-term debt is as follows:

	March 31, 2008	December 31, 2007
	$	$
Noranda:
HoldCo Notes due 2014 (unamortized discount of $2,022 and $2,078, respectively)	217,978	217,922
Noranda AcquisitionCo:
Term B loans due 2014	423,750	423,750
AcquisitionCo Notes due 2015	510,000	510,000

Total debt	1,151,728	1,151,672
Less: current portion	(30,300)	(30,300)

Long-term debt	1,121,428	1,121,372

Secured Credit Facilities

In connection with the Apollo Acquisition, Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, which consist of:

•

$500,000 in term B loans with a maturity of seven years, which were fully drawn on May 18, 2007, $75,000 of which were voluntarily repaid on June 28, 2007 and an additional $30,300 of which were repaid pursuant to the facility’s cash flow sweep provision in April 2008 (as discussed below).

•	a $250,000 revolving credit facility with a maturity of six years, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice.

The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200,000. Incurrence of such incremental indebtedness under the senior secured facilities is subject to,

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

among other things, Noranda AcquisitionCo’s compliance with a Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) of 2.75 to 1.0 until December 31, 2008 and 3.0 to 1.0 thereafter. At March 31, 2008 and December 31, 2007, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans.

The senior secured credit facilities are guaranteed by the Company and by all of the existing and future direct and indirect wholly-owned domestic subsidiaries of Noranda AcquisitionCo and are secured by first priority pledges of all the equity interests in Noranda AcquisitionCo and all of the equity interests in each of the existing and future direct and indirect wholly-owned domestic subsidiaries of Noranda AcquisitionCo. The senior secured credit facilities are also secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo, as well as those of each of its existing and future direct and indirect wholly-owned domestic subsidiaries.

Term B loans

Interest on such loans is at Noranda AcquisitionCo’s election, based either on LIBOR or the prime rate, in either case plus an applicable margin (2.00% at March 31, 2008 and December 31, 2007) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loans). The interest rate at March 31, 2008 and December 31, 2007 was 5.07% and 6.91%, respectively. Interest on the term B loans is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75,000 on the term B loans. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.

Noranda AcquisitionCo is required to prepay amounts outstanding under the Credit Agreement based on an amount equal to 50% of the Company’s Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loans) within 105 days after the end of the fiscal year ended December 31, 2007 and within 95 days after the end of each fiscal year thereafter.

The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loans shall be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) or the amount of term B loans that have been repaid. The mandatory prepayment due in April 2008 is equal to 50% of Noranda AcquisitionCo’s Excess Cash Flow for the period from July 1, 2007 to December 31, 2007. All mandatory prepayments based on Excess Cash Flow in future years will be based on Noranda AcquisitionCo’s Excess Cash Flow for the entire preceding fiscal year.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

The $30,300 representing the “Current portion of long-term debt due to a third party” presented on the consolidated balance sheets is based on the foregoing calculation.

Revolving Credit Facility

Interest on the revolving credit facility is, at Noranda AcquisitionCo’s election, based either on LIBOR or the prime rate, in either case plus an applicable margin (2.00% at March 31, 2008 and December 31, 2007) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable no less frequently than quarterly. The revolving credit facility was undrawn on the closing of the Apollo Acquisition, at March 31, 2008 and at December 31, 2007. Noranda AcquisitionCo has outstanding letters of credit totaling $3,894 and $3,500 under the revolving credit facility at March 31, 2008 and December 31, 2007, respectively, and $246,106 and $246,500 was available for borrowing under this facility at March 31, 2008 and December 31, 2007, respectively.

In addition to paying interest on outstanding principal under the revolving credit facility, Noranda AcquisitionCo is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.5% per annum, subject to step down if certain financial tests are met.

Certain Covenants

The senior secured credit facilities contain various restrictive covenants. Among other things, these covenants restrict Noranda AcquisitionCo’s ability to incur indebtedness or liens, make investments or declare or pay any dividends.

AcquisitionCo Notes

In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510,000 Senior Floating Rate Notes (the “AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The proceeds of the AcquisitionCo Notes were used to finance the Apollo Acquisition and to pay related fees and expenses. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash; for any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The cash interest rate was 8.80% at March 31, 2008 and December 31, 2007.

The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

AcquisitionCo that guarantee the senior secured credit facilities. In addition, on September 7, 2007, Noranda fully and unconditionally guaranteed the AcquisitionCo Notes on a joint and several basis with the existing guarantors. The guarantee by Noranda is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda at any time. Noranda has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda with no operations independent of its subsidiaries which guarantee the AcquisitionCo Notes.

The indentures governing the AcquisitionCo Notes limits Noranda AcquisitionCo’s and Noranda’s ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Noranda’s stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting Noranda’s subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of Noranda’s assets; (vii) enter into transactions with Noranda’s affiliates; and (viii) incur liens.

HoldCo Notes

On June 7, 2007, Noranda issued Senior Floating Rate Notes (the “HoldCo Notes”) in aggregate principal amount of $220,000, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, Noranda may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, Noranda must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The cash interest rate was 10.55% at March 31, 2008 and December 31, 2007.

The indentures governing the HoldCo Notes limits Noranda AcquisitionCo’s and Noranda’s ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Noranda’s stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting Noranda’s subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of Noranda’s assets; (vii) enter into transactions with Noranda’s affiliates; and (viii) incur liens.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

9.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The Company sponsors defined benefit pension plans for hourly and salaried employees. Benefits under certain Company-sponsored plans and the plan are based on years of service and/or eligible compensation prior to retirement, while certain other Company-sponsored plans are based solely on years of service. The Company also sponsors other post-retirement benefit plans for certain employees. The Company-sponsored post-retirement benefits include life insurance benefits and health insurance benefits. These health insurance benefits cover seven employees. In addition, the Company provides supplemental executive retirement benefits (SERP) for certain executive officers.

The Company’s pension funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. OPEB benefits are funded as retirees submit claims.

The Company uses a measurement date of December 31 to determine the pension and other post-retirement benefits (OPEB) liabilities.

Net periodic benefit costs were comprised of the following elements:

	Successor		Predecessor
	Pension	OPEB	Pension	OPEB
	March 31, 2008	March 31, 2008	March 31, 2007	March 31, 2007
	$	$	$	$
Service cost	1,958	14	1,688	28
Interest cost	3,825	39	3,216	76
Expected return on plan assets	(4,711)	—	(4,053)	—
Net amortization and deferral	120	2	32	5

Net periodic cost	1,192	55	883	109

Expected Employer Contributions

The Company contributed $282 to the pension plan during the three months ended March 31, 2008. There have been no significant changes in the total amount of employer contributions expected to be paid during the current fiscal year.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

10.	SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS

Successor

Noranda Long-Term Incentive Plan

On May 29, 2007, the Company’s Board of Directors approved the 2007 Long-Term Incentive Plan of Noranda (the “Incentive Plan”) and reserved 1,500,000 shares of Noranda common stock for issuance under the Incentive Plan. The Company subsequently amended and restated the Incentive Plan on October 23, 2007 to permit the grant of awards to entities that make available non-employee directors to the Company.

Options granted under the Incentive Plan generally have a ten year term. Employee option grants generally consist of time-vesting options and performance vesting options. The time-vesting options generally vest in equal one-fifth installments on each of the first five anniversaries of the date of grant or of the closing of Apollo’s acquisition of the Company, as specified in the applicable award agreements, subject to continued service through each applicable vesting date. The performance-vesting options vest upon the Company’s investors’ realization of a specified level of investor internal rate of return (“investor IRR”), subject to continued service through each applicable vesting date.

The employee options are generally subject to a Company (or Apollo) call provision which expires upon the earlier of a qualified public offering or seven years and provides the Company (or Apollo) the right to repurchase the underlying shares at the lower of their cost or fair market value upon certain terminations of employment. This call provision represents a substantive performance vesting condition with a life of up to seven years; therefore, the Company recognizes compensation expense over the seven year vesting period.

On October 23, 2007, the Company granted 200,000 options to Apollo Management VI L.P. and Apollo Alternative Assets funds for making available certain non-employee directors to the Company. It was subsequently determined that due to an administrative error, the number of options awarded on October 23, 2007 exceeded the amount intended to be awarded and the exercise price was lower than intended. In order to correct the administrative error, on March 10, 2008, the Company modified the term of options granted in October 2007 from 200,000 options at $6 per share to 60,000 options at $20 per share. Options granted to Apollo Management VI L.P. and Apollo Alternative Assets are fully vested at grant. This modification did not result in any additional stock compensation expense during the three months ended March 31, 2008.

Common Stock Subject to Redemption

In February 2008, the Company entered into an employment agreement with an individual to serve as the Company’s chief executive officer (the “CEO”) and to serve on the Company’s board of directors. As part of that employment agreement, the CEO agreed to purchase 100,000 shares of common stock at $20 per share, for a total investment of $2,000. The shares purchased include a redemption feature which guarantees total realization on these shares of at least $8,000

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

(or, at his option, equivalent consideration in the acquiring entity) in the event a change in control occurs prior to September 3, 2009 and the CEO remains employed with the Company through the 12-month anniversary of such change in control or experiences certain qualifying terminations of employment, after which the per share value is fair value.

Because of the existence of the conditional redemption feature, the carrying value of these 100,000 shares of common stock has been reported outside of permanent equity. In accordance with Financial Accounting Standards Board Staff Position 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event, the carrying amount of the common stock subject to redemption is reported as the $2,000 proceeds, and has not been adjusted to reflect the $8,000 redemption amount, as it is not probable that a change in control event will take place prior to September 3, 2009.

The summary of company stock option activity and related information is as follows, after reflecting the effects of modifications to exercise price discussed above:

	Employee Options and Non-Employee Director Options		Investor Director Provider Options
	Common Shares	Weighted- Average Exercise Price	Common Shares	Weighted- Average Exercise Price	Intrinsic Value
Outstanding—May 18, 2007	—	—	—	—
Granted	687,678	$6.00	210,000	$6.67
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(23,835)	$6.00	—	—

Outstanding—December 31, 2007	663,843	$6.00	210,000	$6.67
Granted	251,750	$20.00	60,000	$20.00
Modified	—	—	(200,000)	$6.00
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding—March 31, 2008	915,593	$9.85	70,000	$20.00

Fully vested—end of period (weighted average remaining contractual term of 9.9 years)	—	—	70,000	$20.00	—

Currently exercisable—end of period (weighted average remaining contractual term of 9.9 years)	—	—	70,000	$20.00	—

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

The following summarizes information concerning stock option grants, excluding shares issued as modifications, during the three months ended March 31, 2008:

Successor
March 31, 2008
Expected price volatility	44.8%
Risk-free interest rate	3.0%
Weighted average expected lives in years	5.9
Weighted average fair value	$7.33
Forfeiture rate	—
Dividend yield	—

For the first quarters of fiscal 2008 and 2007, share-based compensation expense was $64 and $0, respectively. As of March 31, 2008, total unrecognized compensation expense related to non-vested stock options was $9,535 with a weighted average expense recognition period of 6.1 years.

11.	INCOME TAXES

The provision for income taxes resulted in an effective tax rate for continuing operations of 33.5% for the three months ended March 31, 2008, compared with an effective tax rate of 48.9% for the three months ended March 31, 2007. The higher effective tax rate in the three months ended March 31, 2007 compared to the same period in 2008 was primarily related to a permanent difference in cancellation of debt income in connection with the divestiture of a subsidiary.

12.	EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statements of income. As provided by SFAS No. 128, Earnings per Share, basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares as determined by the treasury stock method for options.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

EPS is presented only for periods subsequent to the Apollo acquisition. EPS is not presented for periods prior to the Apollo Acquisition as the Company was a subsidiary of Xstrata. The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding:

Successor
Three months ended March 31, 2008
Net income	17,206

Weighted average common shares outstanding (in thousands):
Basic	21,646
Effect of dilutive securities	169

Diluted	21,815

Basic EPS	$0.79

Diluted EPS	$0.79

13.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative instruments to mitigate the risks associated with fluctuations in aluminum and natural gas prices and interest rates. The Company enters into forward contracts to sell aluminum in the future at fixed prices. These commitments expose the Company to market price fluctuations, and the Company hedges the market price risk for a portion of its firm commitments through the use of financial swaps. Fixed price forward aluminum swaps are entered to manage the price risk associated with expected shipments through 2012. Interest rate swaps are entered to manage interest rate risk associated with the Company’s variable-rate borrowings.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates commodity swap contracts as cash flow hedges. Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings in (gain) loss on derivative instruments and hedging activities. As of March 31, 2008 all derivatives are held for purposes other than trading.

Cash flow hedges

Aluminum swaps – fixed price

In the normal course of business, the Company enters into forward contracts to sell aluminum in the future at fixed prices. These commitments expose the Company to market price fluctuations, and the Company hedges the market price risk for a portion of its firm commitment through the use of financial swaps.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

In order to reduce the commodity price risk and earnings volatility in the upstream business, the Company has implemented a hedging strategy that locks in the aluminum price for approximately 50% of forecasted shipments through December 2012. These forward sale arrangements are at prices that we consider attractive relative to historical and expected future levels and which management believes will ensure positive cash flows based on the Company’s expected cost structure, regardless of fluctuations in the price of commodity aluminum.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. During the first quarter of 2008, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive loss was $241,107. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of March 31, 2008, the Company had outstanding aluminum swap contracts that were entered into to hedge aluminum shipments of approximately 1.4 billion pounds.

Derivatives not designated as hedging instruments under SFAS No. 133

Aluminum swaps – variable price

The Company also enters into forward contracts with its customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose the Company to market price fluctuations, the Company economically hedges this risk by entering into variable price swap contracts with various brokers, typically for terms not greater than one year.

These contracts are not designated as hedging instruments under SFAS No. 133; therefore, any gains or losses related to the change in fair value of these contracts are recorded in (gain) loss on derivative instruments and hedging activities.

Interest rate swaps

The Company has floating-rate debt which is subject to variations in interest rates. On August 16, 2007, the Company entered into interest rate swap agreements to limit the Company’s exposure to floating interest rates for the periods from November 15, 2007 to November 15, 2011 with a notional amount of $500,000, which declines in increments over time beginning in May 2009.

The interest rate swap agreements were not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contracts were recorded in (gain) loss on derivative instruments and hedging activities in the consolidated statement of income.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

The following table presents the fair values and carrying values of the Company’s derivative instruments outstanding:

	March 31, 2008		December 31, 2007
	Carrying value	Fair value	Carrying value	Fair value
	$	$	$	$
Aluminum swaps – fixed price	(279,714)	(279,714)	(33,000)	(33,000)
Aluminum swaps – variable price	11,051	11,051	(5,208)	(5,208)
Interest rate swaps	(20,559)	(20,559)	(11,704)	(11,704)

Total	(289,222)	(289,222)	(49,912)	(49,912)

The carrying values of the forward contracts and interest rate swaps are presented in the balance sheets as follows:

	March 31, 2008	December 31, 2007
	$	$
Other current assets	11,051	21,163
Accrued liabilities	(57,277)	(5,077)
Long-term derivative liabilities	(242,996)	(65,998)

Net asset (liability) recorded	(289,222)	(49,912)

The Company recorded (gains) losses for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify for hedge accounting treatment of:

$
Three months ended March 31, 2008 (Successor)	(5,597)
Three months ended March 31, 2007 (Predecessor)	1,365

The Company recorded the following net cash settlement receipts (payments) related to derivative instruments during the three months ended March 31, 2008 (Successor):

$
Aluminum swaps – fixed price	3,315
Aluminum swaps – variable price	485
Interest rate swaps	—

Total	3,800

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

14.	FAIR VALUE MEASUREMENTS

As discussed in Note 1, effective January 1, 2008, the Company adopted portions of SFAS No. 157 which establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 does not expand the application of fair value accounting to any new circumstances.

The effect of adopting SFAS No. 157 was as follows:

	Before application of SFAS No. 157	Adjustments	After application of SFAS No. 157
	$	$	$
As of March 31, 2008:
Net derivative liabilities	306,955	(17,733)	289,222
Three months ended March 31, 2008:
(Gain) loss on derivatives	(251)	(5,346)	(5,597)
Unrealized loss on derivatives, pre-tax	253,494	(12,387)	241,107

Issued in February 2008, FSP 157-2 Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its condensed consolidated financial statements.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company incorporates assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible. In accordance with SFAS No. 157, fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, the Company reflects the impact of its own credit risk on its liabilities, as well as any collateral. The Company also considers the credit standing of its counterparties in measuring the fair value of its assets.

SFAS No. 157 outlines three valuation techniques to measure fair value (i.e., the market approach, the income approach, and the cost approach). The Company determined that the income approach provides the best indication of fair value for its assets and liabilities given the nature of the Company’s financial instruments and the reliability of the inputs used in arriving at fair value.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

Under SFAS No. 157, the inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (e.g., assumptions about risk). Inputs may be observable or unobservable. The Company uses observable inputs in its valuation techniques, and classifies those inputs in accordance with the fair value hierarchy set out in SFAS No. 157 which prioritizes those inputs.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). More specifically, the three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Fair value measurements that may fall into Level 1 include exchange-traded derivatives or listed equities.

Level 2 inputs - Inputs other than quoted prices included in level 1, which are either directly or indirectly observable as of the reporting date. A Level 2 input must be observable for substantially the full term of the asset or liability. Fair value measurements that may fall into Level 2 could include financial instruments with observable inputs such as interest rates or yield curves.

Level 3 inputs - Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Fair value measurements that may be classified as Level 3 could, for example, be determined from a Company’s internally developed model that results in management’s best estimate of fair value. Fair value measurements that may fall into Level 3 could include certain structured derivatives or financial products that are specifically tailored to a customer’s needs.

The Company’s assets and liabilities that are measured in accordance with SFAS No. 157 all fall within Level 2 of the fair value hierarchy. Those fair values are primarily measured using industry-standard models that incorporate inputs including: quoted forward prices for commodities, interest rates, and current market prices for those assets and liabilities. Substantially all of the inputs are observable, as defined in SFAS No. 157, throughout the full term of the instrument. Examples of financial instruments that fall within Level 2 of the fair value hierarchy include interest rate swaps and non-exchange-traded forward contracts.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as at March 31, 2008. The Company did not have any assets or liabilities that were measured at fair value on a nonrecurring basis. As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

As of March 31, 2008, fair values for all instruments within the scope of SFAS No. 157 were classified as Level 2.

Fair value measurements at March 31, 2008
$
Assets:
Aluminum swaps – variable price	11,051
Liabilities:
Aluminum swaps – fixed price	279,714
Interest rate swaps	20,559

Net liability	289,222

15.	COMMITMENTS AND CONTINGENCIES

Legal contingencies

The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.

Guarantees

In connection with the disposal of ARE, the Company guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. During March 2008, the Company received confirmation releasing the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligation. The remaining maximum future payments under these lease obligations as of March 31, 2008 and December 31, 2007 totaled approximately $3,584 and $6,952, respectively. The Company has concluded that it is not probable that it will be required to make payments pursuant to these guarantees, and has not recorded a liability for these guarantees as ARE’s purchaser shall indemnify the Company for all losses associated with the guarantees.

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

16.	INVESTMENTS IN AFFILIATES

The Company holds 50% interest in a Gramercy, Louisiana refinery, Gramercy Alumina, LLC, and in St. Ann Bauxite Ltd, a Jamaican bauxite mining partnership. Summarized financial information for the joint ventures (as recorded in their respective financial statements, at full value, excluding the amortization of the excess carrying values of the Company’s investments over the underlying equity in net assets of the affiliates), is as follows:

Summarized balance sheet information

	March 31, 2008	December 31, 2007
	$	$
Current assets	168,693	151,133
Non-current assets	92,865	92,073

Total assets	261,558	243,206

Current liabilities	88,901	78,007
Non-current liabilities	14,847	16,441

Total liabilities	103,748	94,448

Equity	157,810	148,758

Total liabilities and equity	261,558	243,206

Summarized income statement information

	Three months ended
	Successor	Predecessor
	March 31, 2008	March 31, 2007
	$	$
Net sales	128,238	114,072
Gross profit	13,084	11,704
Net income	9,052	7,646

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

17.	SEGMENTS

The following tables summarize the operating results and assets of the Company’s reportable segments:

	Three months ended
	Successor	Predecessor
	March 31, 2008	March 31, 2007
	$	$
Sales to external customers (1):
Upstream	159,283	186,409
Downstream	140,997	158,203

Total revenues from external customers	300,280	344,612

(1) Segment revenues are net of the following intersegment transfers:
Upstream	66,922	56,496
Downstream	—	—

Total intersegment transfers	66,922	56,496

Segment operating income
Upstream	38,750	56,381
Downstream	2,643	4,333

Total operating income	41,393	60,714

Interest expense, net	24,213	3,068
(Gain) loss on derivative instruments and hedging activities	(5,597)	1,365
Equity in net income of investments in affiliates	(2,654)	(2,030)
Other, net	(460)	—

Consolidated income before income taxes	25,891	58,311

	As of
	March 31, 2008	December 31, 2007
	$	$
Segment assets
Upstream, including goodwill of $128,977 and 124,853 at March 31, 2008 and December 31, 2007, respectively.	1,006,597	1,046,013
Downstream, including goodwill of $131,269 at March 31, 2008 and December 31, 2007, respectively.	702,004	604,531

Total assets	1,708,601	1,650,544

Noranda Aluminum Holding Corporation

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(dollars expressed in thousands, except per share information)

18.	SUBSEQUENT EVENTS

Filed Registration Statement on Form S-1

On May 8, 2008, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to the initial public offering of shares of common stock by Noranda Aluminum Holding Corporation.

Launched Exchange Offer for Senior Floating Rate Notes due 2015 and Senior Floating Rate Notes due 2014

On May 13, 2008, the Company launched an exchange offer for up to $510,000 aggregate principal amount of Senior Floating Rate Notes due 2015 and up to $220,000 aggregate principal amount of Senior Floating Rate Notes due 2014 that are registered under the Securities Act of 1933, as amended, for an equal principal amount of its outstanding Senior Floating Rate Notes due 2015 and Senior Floating Rate Notes due 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Noranda Aluminum Holding Corporation is a private company owned by affiliates of Apollo Management, L.P. (“Apollo”). Unless otherwise specified or unless the context otherwise requires, references to (i) “Noranda HoldingCo” or “HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries; (ii) “Noranda AcquisitionCo” or “AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldingCo, excluding its subsidiaries; and (iii) “the Company,” “Noranda,” “we,” “us” and “our” refer collectively to Noranda Aluminum Holding Corporation and its subsidiaries after giving effect to the consummation of the Transactions (as defined below).

The financial information from January 1, 2007 to March 31, 2007 reflects Noranda Aluminum, Inc., prior to the Apollo Acquisition, and is referred to as “Predecessor.” The financial information as of December 31, 2007 and for the periods from May 18, 2007 to December 31, 2007 and January 1, 2008 to March 31, 2008, reflect the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.” The unaudited condensed consolidated financial statements and accompanying notes contained herein which encompass historical operating periods prior to the Apollo Acquisition are for Noranda Aluminum, Inc. (the “Predecessor”) rather than the Company (the “Successor”).

On April 10, 2007, Noranda AcquisitionCo entered into a Stock Purchase Agreement with Noranda Finance, Inc. (subsequently renamed Noranda Intermediate), an indirect wholly owned subsidiary of Xstrata plc (together with its subsidiaries, “Xstrata”), and Xstrata (Schweiz) A.G., a direct wholly owned subsidiary of Xstrata, pursuant to which it agreed to purchase all of the outstanding shares of Noranda Intermediate, which together with its subsidiaries constituted the Noranda aluminum business of Xstrata. The acquisition was completed on May 18, 2007 (the “Apollo Acquisition”). Noranda and Noranda AcquisitionCo had no assets or operations prior to the acquisition of Noranda Intermediate on May 18, 2007.

Noranda HoldingCo and Noranda AcquisitionCo were formed on March 27, 2007, by investment funds affiliated with Apollo, solely for the purpose of completing the Apollo Acquisition. In connection with the Apollo Acquisition, Noranda AcquisitionCo incurred $1,010.0 million of debt (the “Financing”), consisting of $510.0 million of senior floating rate notes due 2015 (the “AcquisitionCo Notes”) and senior secured credit facilities of up to $750.0 million, comprised of: (i) a $500.0 million Term B loan facility and (ii) a $250.0 million revolving credit facility, which was undrawn as of the Apollo Acquisition date. The senior secured credit facilities are guaranteed by Noranda HoldingCo and all of Noranda AcquisitionCo’s existing and future wholly owned U.S. subsidiaries. The AcquisitionCo Notes are guaranteed by Noranda HoldingCo and all of Noranda AcquisitionCo’s existing and future wholly owned U.S. subsidiaries. As part of the acquisition, affiliates of Apollo contributed $214.2 million of equity to Noranda HoldingCo. Subsequent to the Apollo Acquisition, certain members of our management contributed $1.9 million in cash through the purchase of common shares of Noranda HoldingCo.

As used in this report, the term “Transactions” means, collectively, the Apollo Acquisition and the Financing. Noranda HoldingCo has no material assets, obligations, employees or operations other than the stock of Noranda AcquisitionCo and those resulting from the Transactions and issuance of senior floating rates notes with an aggregate principal amount of $220.0 million due 2014 on June 7, 2007 (the “HoldCo Notes”). The HoldCo Notes were issued to fund a cash dividend to the Company’s shareholders.

Stand-Alone Company

Prior to the Apollo Acquisition, we did not historically operate as a stand-alone company, but instead as a subsidiary of Xstrata and, prior to our acquisition by Xstrata, as a subsidiary of Falconbridge Limited. The financial information in this report may not reflect what our results of operations, financial position, cash flows or costs and expenses would have been if we had been a separate, stand-alone company during the Predecessor periods.

Company Overview

We are a leading North American vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two integrated businesses: our primary metals business, or upstream business, and our rolling mills, or downstream business. Our upstream business currently produces approximately 571 million pounds (259,000 metric tons) of primary aluminum annually, accounting for approximately 10% of total United States primary aluminum production. Our downstream business, consisting of four rolling mill facilities with a combined annual production capacity of approximately 495 million pounds, is one of the largest aluminum foil producers in North America. The upstream and downstream businesses constitute our two reportable segments as defined by the Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosure about Segments of an Enterprise and Related Information.

Forward-looking Statements

This report contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” included in the Company’s Registration Statement on Form S-4, as amended, filed on May 9, 2008, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our substantial indebtedness described in this report, and the possibility that we may incur more indebtedness;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	repayment of our debt is dependent on cash flow generated by our subsidiaries;

•	the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in our earnings and cash flows;

•	a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of our products;

•	losses caused by disruptions in the supply of electrical power;

•	fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products;

•	the effectiveness of our hedging strategies in reducing the variability of our cash flows;

•	unexpected issues arising in connection with our joint ventures;

•	the effects of competition in our business lines;

•	the relative appeal of aluminum compared with alternative materials;

•	our ability to retain customers, a substantial number of which do not have long-term contractual arrangements with us;

•	our ability to fulfill our business’s substantial capital investment needs;

•	the cost of compliance with and liabilities under environmental, safety, production and product regulations;

•	natural disasters;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs including at St. Ann, where we are currently negotiating new labor contracts;

•	unexpected issues arising in connection with our operations outside of the United States;

•	our ability to retain key management personnel;

•	our expectations with respect to our acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions;

•	the ability of our insurance to cover fully our potential exposures; and

•	our lack of history as an independent company or financial statements that reflect operation as an independent company.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Reconciliation of Net Income (Loss) between Noranda AcquisitionCo and Noranda HoldingCo

Noranda HoldingCo was formed on March 27, 2007, and its principal asset is its wholly owned subsidiary, Noranda AcquisitionCo, which was also formed on March 27, 2007 for the purpose of acquiring Noranda Intermediate Holding Corporation. The following table reconciles the results of operations of Noranda HoldingCo and Noranda AcquisitionCo:

(in thousands)	Three Months Ended March 31, 2008
$
Consolidated net income of Noranda AcquisitionCo	21,036
HoldCo interest expense	(5,837)
HoldCo director and other fees	(36)
HoldCo tax effects	2,043

Consolidated net income of Noranda HoldingCo	17,206

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

•	Revenue recognition

•	Impairment of long-lived assets

•	Environmental expenditures

•	Pensions and post-retirement benefits

•	Derivative instruments and hedging activities

•	Share-based payments

•	Inventory valuation

•	Asset retirement obligations

•	Income taxes

See Note 1 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2007 included in the Company’s Registration Statement on Form S-4, as amended, filed on May 9, 2008 for a discussion of our critical accounting policies. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

Results of Operations

Accounting for an acquisition requires that the historical carrying values of assets acquired and liabilities assumed be adjusted to fair value. A resulting higher cost basis associated with the allocation of the purchase consideration impacts post-acquisition period results, which impacts period-to-period comparisons. The impact of the Apollo Acquisition on the Successor period affects the comparison of the interim periods. You should read the following discussion of our results of operations and financial condition with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

The following table sets forth certain historical condensed consolidated financial information for the three-month periods ended March 31, 2008 and 2007:

	Successor	Predecessor
(in thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	$	$
Sales	300,280	344,612
Operating costs and expenses
Cost of sales	242,572	275,560
Selling, general and administrative expenses and other	16,315	8,338

	258,887	283,898

Operating income	41,393	60,714

Other expenses (income)
Interest expense, net	24,213	3,068
Loss (gain) on derivative instruments and hedging activities	(5,597)	1,365
Equity in net income of investment in affiliates	(2,654)	(2,030)
Other, net	(460)	—

Total other expenses	15,502	2,403

Income before income taxes	25,891	58,311
Income tax expense	8,685	28,514

Net income	17,206	29,797

Sales by segment
Upstream	159,283	186,409
Downstream	140,997	158,203

Total	300,280	344,612

Operating income
Upstream	38,750	56,381
Downstream	2,643	4,333

Total	41,393	60,714

Shipments (pounds in thousands)
Upstream
External customers	122,429	133,358
Intercompany	22,403	10,846

Total	144,832	144,204

Downstream	85,810	87,842

Sales

Sales in the three months ended March 31, 2008 were $300.3 million, compared to $344.6 million in the three months ended March 31, 2007, a decrease of 12.9%.

Sales to external customers in our upstream business decreased from $186.4 million in the three months ended March 31, 2007 to $159.3 million in the three months ended March 31, 2008, a decrease of 14.5%, mainly due to a 6.9% decrease in the average Midwest realized primary aluminum price from $1.31 cents per pound to $1.22 cents per pound, as well an 8.2% decrease in third party shipments.

Sales in our downstream business decreased from $158.2 million in the three months ended March 31, 2007 to $141.0 million in the three months ended March 31, 2008, a decrease of 10.9% due primarily to a 2.3% decrease in shipment volume as well as a slight decrease in fabrication prices.

Cost of sales

Cost of sales in the three months ended March 31, 2008 was $242.6 million, compared to $275.6 million in the three months ended March 31, 2007, a decrease of $33.0 million. Cost of sales was impacted primarily by lower shipment volumes to external customers, reduced energy costs and purchased aluminum costs as well as a $14.3 million reduction in the lower of cost or market reserve as a result of the sell-through of inventory at increased LME prices during the quarter. These decreases were partially offset by increased depreciation primarily related to purchase accounting fair value adjustments as a result of the Apollo Acquisition.

Cost of sales in our upstream business was $108.5 million in the three months ended March 31, 2008, compared to $124.6 million in the three months ended March 31, 2007, a decrease of $16.1 million. This decrease relates to lower third party shipment volumes with an approximate $8.2 million impact, reduced cash operating costs of $3.6 million (primarily related to power costs), and $10.1 million reduction in lower of cost or market adjustment as mentioned above. These reductions were offset in part by increases in the LIFO reserve and depreciation and amortization expense of $5.8 million.

Cost of sales in our downstream business decreased by $16.9 million to $134.1 million in the three months ended March 31, 2008, compared to $151.0 million in the three months ended March 31, 2007. The decrease relates to lower third party shipment volumes with an approximate $4.3 million impact, reduced operating and primary metal costs of $14.1 million (primarily related to lower LME prices), and $4.2 million reduction in lower of cost or market adjustments as mentioned above. These reductions were offset in part by increases in the LIFO reserve and depreciation and amortization expense of $5.7 million.

Selling, general and administrative expenses and other

Selling, general and administrative expenses and other in the three months ended March 31, 2008 were $16.3 million, compared to $8.3 million in the three months ended March 31, 2007, an increase of $8.0 million. This variance results primarily from increased consulting, audit and Apollo fees of $4.6 million; increased salaries, wages and benefits of $2.7 million; and increased loss on disposal of operating assets of $0.7 million.

Operating income

Operating income in the three months ended March 31, 2008 was $41.4 million, compared to $60.7 million in the three months ended March 31, 2007, a decrease of $19.3 million. This decrease was primarily the result of the net effect of the items described above.

Interest expense (income), net

Interest expense (income), net in the three months ended March 31, 2008 was $24.2 million, compared to $3.1 million in the three months ended March 31, 2007, an increase of $21.1 million. This increase was primarily the result of the indebtedness incurred by Noranda AcquisitionCo and Noranda HoldCo in connection with the Apollo Acquisition and the HoldCo notes offering.

Loss (gain) on derivative instruments and hedging activities

Loss (gain) on derivative instruments and hedging activities consisted of a $5.6 million gain in the three months ended March 31, 2008 compared to a loss of $1.4 million in the three months ended March 31, 2007. The gain for the three months ended March 31, 2008 was related to changes in fair value of our fixed-price aluminum swaps and interest rate swaps, as well as the hedge ineffectiveness associated with our cash flow hedges.

Income taxes

Income taxes totaled $28.5 million in the three months ended March 31, 2007, compared to $8.7 million in the three months ended March 31, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 33.5% for the three months ended March 31, 2008, compared with an effective tax rate of 48.9% for the three months ended March 31, 2007. The higher effective tax rate was primarily related to a permanent difference in cancellation of debt income related to the divestiture of a subsidiary.

Net income

Net income decreased from $29.8 million in the three months ended March 31, 2007 to $17.2 million in the three months ended March 31, 2008. This decrease is a result of the net effect of the items described above.

Liquidity and Capital Resources

The following table sets forth certain historical consolidated cash flow information for the three-month periods ended March 31, 2008 and 2007:

	Successor	Predecessor
	Three months ended March 31, 2008	Three months ended March 31, 2007
	$	$
	(in thousands)
Cash provided by operating activities	78,570	43,301
Cash used in investing activities	(8,058)	(6,227)
Cash provided by financing activities	2,089	5,823

Net change in cash and cash equivalents	72,601	42,897

Operating Activities

Net cash provided by operating activities totaled $78.6 million in the three months ended March 31, 2008, compared to $43.3 million in the three months ended March 31, 2007. The increase in cash flows from operating activities in 2008 compared with 2007 was mainly due to favorable cash flows from operating assets and liabilities of $29.1 primarily related to the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $8.1 million in the three months ended March 31, 2008, compared to $6.2 million in the three months ended March 31, 2007. The increase in cash flows used in investing activities was due to increases in capital expenditures during the period.

Financing Activities

Net cash provided by financing activities totaled $2.1 million in the three months ended March 31, 2008, compared to $5.8 million in the three months ended March 31, 2007. The decrease in cash flows provided by financing activities was due to no additional borrowings in the first quarter of 2008, offset in part by proceeds from the issuance of common shares related to employee stock purchases.

Predecessor Periods

Historically, our principal sources of liquidity have been cash generated from operations and available borrowings. We also, from time to time, borrowed from related-party lenders and factored certain receivables in the Predecessor periods. Our primary liquidity requirements had been the funding of capital expenditures and working capital.

Successor Period

Following the Transactions, our primary sources of liquidity are the cash flows from operations and funds available under our existing senior secured revolving credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt obligations. We have incurred substantial indebtedness in connection with the Transactions and incurred additional indebtedness in connection with the payment of a special dividend to our stockholders. At March 31, 2008, we had $1.2 billion of indebtedness. Our significant debt service obligations could have material consequences to investors.

Secured Credit Facilities

In connection with the Apollo Acquisition, Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, which consist of:

•

$500,000 in term B loans with a maturity of seven years, which were fully drawn on May 18, 2007, $75,000 of which were voluntarily repaid on June 28, 2007 and an additional $30,300 of which were mandatorily repaid pursuant to the facility’s cash flow sweep provision in April 2008 (as discussed below).

•	a $250,000 revolving credit facility with a maturity of six years, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice.

The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200,000. Incurrence of such incremental indebtedness under the senior secured facilities is subject to, among other things, Noranda AcquisitionCo’s compliance with a Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) of 2.75 to 1.0 until December 31, 2008 and 3.0 to 1.0 thereafter. At March 31, 2008 and December 31, 2007, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans.

The senior secured credit facilities are guaranteed by the Company and by all of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo and are secured by first priority pledges of all the equity interests in Noranda AcquisitionCo and all of the equity interests in each of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo. The senior secured credit facilities are also secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo, as well as those of each of its existing and future direct and indirect wholly owned domestic subsidiaries.

Term B loans

Interest on such loans is at Noranda AcquisitionCo’s election, based either on LIBOR or the prime rate, in either case plus an applicable margin (2.00% at March 31, 2008 and December 31, 2007) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loans). The interest rate at March 31, 2008 and December 31, 2007 was 5.07% and 6.91%, respectively. Interest on the term B loans is payable no less frequently than quarterly, and such loans amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75,000 on the term B loans. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.

Noranda AcquisitionCo is required to prepay amounts outstanding under the Credit Agreement based on an amount equal to 50% of the Company’s Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loans) within 105 days after the end of the fiscal year ended December 31, 2007 and within 95 days after the end of each fiscal year thereafter.

The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loans shall be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) or the amount of term B loans that have been repaid. The mandatory prepayment due in April 2008 is equal to 50% of Noranda AcquisitionCo’s Excess Cash Flow for the period from July 1, 2007 to December 31, 2007. All mandatory prepayments based on Excess Cash Flow in future years will be based on Noranda AcquisitionCo’s Excess Cash Flow for the entire preceding fiscal year.

The $30,300 representing the “Current portion of long-term debt due to a third party” presented on the consolidated balance sheets is based on the foregoing calculation.

Revolving Credit Facility

Interest on the revolving credit facility is, at Noranda AcquisitionCo’s election, based either on LIBOR or the prime rate, in either case plus an applicable margin (2.00% at March 31, 2008 and December 31, 2007) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable no less frequently than quarterly. The revolving credit facility was undrawn on the closing of the Apollo Acquisition, at March 31, 2008 and at December 31, 2007. Noranda AcquisitionCo has outstanding letters of credit totaling $3,894 and $3,500 under the revolving credit facility at March 31, 2008 and December 31, 2007, respectively, and $246,106 and $246,500 was available for borrowing under this facility at March 31, 2008 and December 31, 2007, respectively.

In addition to paying interest on outstanding principal under the revolving credit facility, Noranda AcquisitionCo is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.5% per annum, subject to step down if certain financial tests are met.

Certain Covenants

The senior secured credit facilities contain various restrictive covenants. Among other things, these covenants restrict Noranda AcquisitionCo’s ability to incur indebtedness or liens, make investments or declare or pay any dividends.

AcquisitionCo Notes

In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510,000 Senior Floating Rate Notes (the “AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The proceeds of the AcquisitionCo Notes were used to finance the Apollo Acquisition and to pay related fees and expenses. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash; for any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The cash interest rate was 8.80% at March 31, 2008 and December 31, 2007.

The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. In addition, on September 7, 2007, Noranda fully and unconditionally guaranteed the AcquisitionCo Notes on a joint and several basis with the existing guarantors. The guarantee by Noranda is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda at any time. Noranda has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda with no operations independent of its subsidiaries which guarantee the AcquisitionCo Notes.

The indentures governing the AcquisitionCo Notes limit Noranda AcquisitionCo’s and Noranda’s ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Noranda’s stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting Noranda’s subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of Noranda’s assets; (vii) enter into transactions with Noranda’s affiliates; and (viii) incur liens.

HoldCo Notes

On June 7, 2007, Noranda issued Senior Floating Rate Notes (the “HoldCo Notes”) in aggregate principal amount of $220,000, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, Noranda may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, Noranda must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The cash interest rate was 10.55% at March 31, 2008 and December 31, 2007.

The indentures governing the HoldCo Notes limit Noranda AcquisitionCo’s and Noranda’s ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Noranda’s stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting Noranda’s subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of Noranda’s assets; (vii) enter into transactions with Noranda’s affiliates; and (viii) incur liens.

EBITDA and Adjusted EBITDA

EBITDA represents net income before income taxes, net interest expense and depreciation and amortization. We have provided EBITDA figures herein because we believe they provide investors with additional information to measure our performance. We use EBITDA as one criterion for evaluating our performance relative to our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

Adjusted EBITDA, as presented herein and in accordance with our debt agreements, is EBITDA adjusted to eliminate management fees to related parties, certain charges related to the use of purchase accounting and other non-cash income or expenses, which are defined in our credit documents and the indentures governing our notes. Our credit documents and the indentures governing the notes require us to meet or exceed specified minimum financial performance thresholds, some of which require the calculation of Adjusted EBITDA, in order to consummate certain acts, such as acquisitions, declaring or paying dividends and incurring additional indebtedness. We have provided Adjusted EBITDA figures herein because we believe they provide investors with additional information to evaluate our ability to meet debt covenants and incur additional debt. For example, under the Indentures, the minimum pro forma Adjusted EBITDA to Fixed Charge ratio required to incur additional debt is, subject to certain exceptions specified therein, 1.75 to 1.0 for Noranda HoldCo and 2.0 to 1.0 for Noranda AcquisitionCo. Our pro forma ratio for the four quarters ended March 31, 2008 was 2.8 to 1.0 for HoldCo and 3.6 to 1.0 for Noranda AcquisitionCo.

EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles, or GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. EBITDA and Adjusted EBITDA should not be considered in isolation from or as alternatives to net income, income from continuing operations, operating income or any other performance measures derived in accordance with GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. For example, EBITDA excludes certain tax payments that may represent a reduction in cash available to us; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness.

Adjusted EBITDA, in addition to the adjustments set forth under EBITDA above, includes incremental stand-alone costs and adds back non-cash derivative gains and losses, non-recurring natural gas contract losses and certain other non-cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider our EBITDA or Adjusted EBITDA as an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following tables reconcile net income to EBITDA and Adjusted EBITDA for the periods presented, as defined in our credit documents and the indentures governing our notes:

	Successor	Predecessor	Combined Predecessor and Successor	Combined Predecessor and Successor
(in thousands)	Three months ended March 31, 2008	Three months ended March 31, 2007	Last Twelve Months Ended March 31, 2008	Year Ended December 31, 2007
	$	$	$	$
Net income	17,206	29,797	9,833	22,424
Income taxes	8,685	28,514	(1,037)	18,792
Interest expense, net	24,213	3,068	94,623	73,478
Depreciation and amortization	24,610	19,285	104,671	99,346

EBITDA	74,714	80,664	208,090	214,040

Joint venture EBITDA (a)	3,887	4,251	14,970	15,334
LIFO expense (b)	17,616	7,251	4,799	(5,566)
LCM adjustment (c)	(14,323)	—	—	14,323
Non-cash derivative gains and losses (d)	(1,797)	1,365	50,800	53,962
Incremental stand-alone costs (e)	—	(1,610)	(1,090)	(2,700)
Employee compensation items (f)	64	—	10,425	10,361
Other items, net (g)	4,522	569	13,543	9,590

Adjusted EBITDA	84,683	92,490	301,537	309,344

(a)	Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. Our reported EBITDA includes 50% of the net income of Gramercy and St. Ann, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates depreciation and amortization, net tax expense and interest income from equity income to reflect 50% of the EBITDA of the joint ventures.
(b)	We use the LIFO method of inventory accounting for financial reporting and tax purposes. To achieve better matching of revenues and expenses, particularly in the downstream business where customer LME pricing terms generally correspond to the timing of primary aluminum purchases, this adjustment restates EBITDA to the FIFO method of inventory accounting by eliminating the LIFO expenses related to inventory held at the smelter and downstream facilities. The adjustment also includes non-cash charges relating to inventories that have been revalued at fair value at the date of the Apollo Acquisition and recorded in cost of sales during the periods presented resulting from the sales of inventories.
(c)	Reflects adjustments to reduce inventory to the lower of cost, adjusted for purchase accounting, to market value.
(d)	We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. We do not enter into derivative financial instruments for trading purposes. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps.

(e)	Reflects (i) the incremental insurance, audit and other administrative costs on a stand-alone basis, net of certain corporate overheads allocated by the former parent that we no longer expect to incur on a go-forward basis and (ii) the elimination of income from administrative and treasury services provided to Noranda Aluminum, Inc.’s former parent and its affiliates that are no longer provided.
(f)	Represents stock compensation expense, re-pricing of stock options and bonus payments.
(g)	Represents gains and losses from disposal of assets, non-cash pension expenses and Apollo management fees, as well as incremental registration and consulting fees that we do not expect to incur on a go-forward basis.

Seasonality

We do not experience significant seasonality of demand.

Effect of Inflation

While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by increased selling prices and cost reduction actions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of changes in interest rates and commodity prices that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings. Except as described in the following paragraphs, there have been no material changes to our market risk disclosures in our Registration Statement on Form S-1 filed on May 8, 2008.

Interest Rate Hedges

We have floating-rate debt that is subject to variations in interest rates. On August 16, 2007, we entered into interest rate swap agreements to limit our exposure to floating interest rates for the periods from November 15, 2007 to November 15, 2011 with a notional amount of $500.0 million, which declines in increments over time beginning in May 2009. A 1% increase in the interest rate would increase our annual interest expense by $11.5 million prior to any consideration of the impact of the interest rate swaps.

Aluminum Hedges

We have experienced, and expect to continue to be subject to, potentially volatile primary aluminum prices. In order to reduce commodity price risk and earnings volatility in the upstream business, we have implemented a hedging strategy that locks in the aluminum price for approximately 50% of forecasted shipments through 2012 by using forward sales arrangements. We believe that this strategy will help us to reduce our price risk and earnings volatility in the upstream business. As of March 31, 2008, the Company had outstanding aluminum swaps contracts that were entered into to hedge aluminum shipments of approximately 1.4 billion pounds.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. During the first quarter of 2008, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive loss was $241,107. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and therefore are not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the completion of the December 31, 2007 financial statement audit, our auditors identified post-close adjustments resulting from deficiencies in our internal control over financial reporting, which our auditors described in a letter dated April 9, 2008 as a material weakness under standards established by the Public Company Accounting Oversight Board (United States), or PCAOB. The PCAOB defines a material weakness as a single deficiency, or a combination of deficiencies, that result in a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected by our internal controls over financial reporting on a timely basis. The material weakness principally related to adjustments associated with previously reported improperly recorded revenue from bill and hold transactions in 2006 and 2007 and improperly classified metal sales in 2007.

In connection with the completion of the December 31, 2006 financial statement audit, our auditors identified post-close adjustments resulting from deficiencies in our internal control over financial reporting, which our auditors described in a letter issued May 3, 2007, as a material weakness under standards established by the American Institute of Certified Public Accountants (the “AICPA”). The AICPA defines a material weakness as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or deterred by our internal controls. The material weakness principally related to an improperly deferred loss on natural gas hedging activities and an error in LIFO inventory reserve calculation in the financial information submitted by certain reporting units that form part of the condensed consolidated financial statements.

We have taken the following steps to address the material weakness discussed above:

•	engaged external consultants to assist management with the evaluation of process and structural improvements related to our internal controls;

•	expanded our Audit Committee to include two independent directors;

•	created an internal audit function and hired qualified internal audit personnel to monitor risk and compliance across our organization;

•

added corporate resources related to accounting, financial reporting and information technology and are continuing to seek experienced resources to fill additional corporate and divisional financial accounting and reporting positions to provide for the proper selection and application of accounting policies, as well as timely detailed reviews and analyses of the information underlying the condensed consolidated financial statements;

•

reorganized our accounting, reporting and information technology personnel at the corporate and divisional levels to better align reporting responsibilities and to improve the efficiency and effectiveness of our financial reporting and review; and

•	made improvements in our information systems and reports used to support our financial reporting and review process.

We believe the corrective actions described above remedied the identified material weakness described above and have improved both our disclosure controls and procedures and internal control over financial reporting. However, these controls have not been tested as extensively as required for annual evaluation under Section 404. This initiative regarding the evaluations of our financial reporting and review process is an on-going effort that we will continue to review, document and respond to. We will be required to comply with the internal control reporting requirements mandated by Section 404 for the fiscal year ended December 31, 2009. We are in the process of documenting and testing our internal control procedures in order to enable us to satisfy the requirements of Section 404 on a stand-alone basis in the future. There may be additional control procedures implemented in the future to further strengthen our controls over financial reporting.

Changes in Internal Control over Financial Reporting. Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes from the description of our legal proceedings previously disclosed in our Registration Statement on Form S-4 filed with the SEC on January 31, 2008, as amended May 9, 2008.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Registration Statement on Form S-4 filed with the SEC on January 31, 2008, as amended May 9, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below in chronological order is certain information regarding securities issued by the Company from January 1, 2008 through March 31, 2008 in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), including the consideration, if any, received by the Company for such issuances.

During the first quarter of 2008, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or any public offerings. Each of these transactions was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering. With respect to each transaction listed below, no general solicitation was made by either the Company or any person acting on its behalf; the recipient of our securities agreed that the securities would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws; and appropriate legends were affixed to the certificates issued in such transactions.

On January 18, 2008, the Company issued 4,500 shares to certain key employees at a purchase price of $20 per share.

On January 18, 2008, the Company granted stock options to certain key employees to purchase 12,750 shares of its common stock at an exercise price of $20 per share.

On January 22, 2008, the Company granted stock options to certain non-employee directors to purchase 20,000 shares of its common stock at an exercise price of $20 per share.

On February 11, 2008, the Company issued 3,000 shares to a certain key employee at a purchase price of $20 per share.

On February 11, 2008, the Company granted stock options to a certain key employee to purchase 9,000 shares of its common stock at an exercise price of $20 per share.

On February 21, 2008, the Company granted stock options to a non-employee director to purchase 10,000 shares of its common stock at an exercise price of $20 per share.

On March 3, 2008, the Company issued 100,000 shares to a certain key employee at a purchase price of $20 per share.

On March 3, 2008, the Company granted stock options to a certain key employee to purchase 200,000 shares of its common stock at an exercise price of $20 per share.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2008	NORANDA ALUMINUM HOLDING CORPORATION

	By:	/s/ Rick Anderson
Rick Anderson
Chief Financial Officer