Form 10-Q
period 2008-06-30
Noranda Aluminum Holding CORP
filed 2008-08-13
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of July 31, 2008, there were 21,749,548 shares of Noranda common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(dollars expressed in thousands, except per share amounts)

	December 31, 2007	June 30, 2008
	$	$
ASSETS
Current assets:
Cash and cash equivalents	75,630	22,702
Accounts receivable, net	97,169	131,574
Inventories	180,250	177,345
Derivative assets	21,163	6,700
Other current assets	13,173	18,430

Total current assets	387,385	356,751

Investments in affiliates	198,874	204,388
Property, plant and equipment, net	657,811	625,631
Goodwill	256,122	271,235
Other intangible assets, net	70,136	68,256
Other assets	80,216	72,288

Total assets	1,650,544	1,598,549

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable
Trade	32,505	76,796
Affiliates	27,571	36,429
Accrued liabilities	31,742	36,014
Accrued interest	12,182	10,262
Deferred revenue	14,181	24,946
Derivative liabilities	5,077	78,538
Deferred tax liabilities	22,355	22,355
Current portion of long-term debt due to third party	30,300	—

Total current liabilities	175,913	285,340

Long-term debt due to third parties	1,121,372	1,121,486
Long-term derivative liabilities	65,998	292,762
Pension and other long-term liabilities	75,916	78,449
Deferred tax liabilities	211,421	95,308
Common stock subject to redemption (100,000 shares at June 30, 2008)	—	2,000
Shareholders’ deficiency:
Common stock (100,000,000 shares authorized; $0.01 par value; 21,610,298 and 21,749,548 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively, including 100,000 shares subject to redemption at June 30, 2008)	216	216
Capital in excess of par value	11,767	13,100
Retained deficit	—	(81,538)
Accumulated other comprehensive loss	(12,059)	(208,574)

Total shareholders’ deficiency	(76)	(276,796)

Total liabilities and shareholders’ deficiency	1,650,544	1,598,549

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(dollars expressed in thousands, except per share amounts)

	Predecessor	Successor	Successor
	Period from April 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the three months ended June 30, 2008
	$	$	$
	(Restated-See Note 18)	(Restated-See Note 18)
Sales	183,054	190,635	347,216

Operating costs and expenses:
Cost of sales	148,945	169,001	291,345
Selling, general and administrative expenses	8,488	8,524	20,730
Other (recoveries) expenses, net	(10)	(6)	101

	157,423	177,519	312,176

Operating income	25,631	13,116	35,040

Other expenses (income)
Related party interest expense (income), net	3,297	(1)	—
Third party interest (income) expense, net	(130)	14,314	22,216
Loss (gain) on derivative instruments and hedging activities, net	55,102	(117)	10,598
Equity in net income of investments in affiliates	(2,239)	(1,648)	(2,860)

	56,030	12,548	29,954

(Loss) income before income taxes	(30,399)	568	5,086
Income tax (benefit) expense	(14,859)	219	1,607

Net (loss) income for the period	(15,540)	349	3,479

Earnings per share
Basic		$0.02	$0.16
Diluted		0.02	0.16

Weighted average shares outstanding (in thousands)
Basic		21,564	21,736
Diluted		21,564	21,899

Cash dividends per share		$10.00	$4.70

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(dollars expressed in thousands, except per share amounts)

	Predecessor	Successor	Successor
	Period from January 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the six months ended June 30, 2008
	$	$	$
		(Restated-See Note 18)
Sales	527,666	190,635	647,496

Operating costs and expenses:
Cost of sales	424,505	169,001	533,917
Selling, general and administrative expenses	16,853	8,524	36,686
Other recoveries, net	(37)	(6)	—

	441,321	177,519	570,603

Operating income	86,345	13,116	76,893

Other expenses (income)
Related party interest expense (income), net	7,187	(1)	—
Third party interest (income) expense, net	(952)	14,314	46,429
Loss (gain) on derivative instruments and hedging activities, net	56,467	(117)	5,001
Equity in net income of investments in affiliates	(4,269)	(1,648)	(5,514)

	58,433	12,548	45,916

Income before income taxes	27,912	568	30,977
Income tax expense	13,655	219	10,292

Net income for the period	14,257	349	20,685

Earnings per share
Basic		$0.02	$0.95
Diluted		0.02	0.95

Weighted average shares outstanding (in thousands)
Basic		21,564	21,691
Diluted		21,564	21,857

Cash dividends per share		$10.00	$4.70

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Unaudited Condensed Consolidated Statement of Shareholders’ Equity (Deficiency)

(dollars expressed in thousands)

	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total shareholder’s equity (deficiency)
	$	$	$	$	$
Balance, December 31, 2006 (Predecessor)	1	953,653	59,425	(4,578)	1,008,501
For the period from January 1, 2007 to May 17, 2007:
Adoption of new accounting standard (FIN 48)	—	—	(1,226)	—	(1,226)
Net income for the period from January 1, 2007 to March 31, 2007	—	—	29,797	—	29,797
Net loss for the period from April 1, 2007 to May 17, 2007	—	—	(15,540)	—	(15,540)
Pension adjustment, net of tax of ($1,494)	—	—	—	3,206	3,206

Total comprehensive income					17,463
Capital contribution from parent	—	128,600	—	—	128,600
Distribution to parent	—	—	(25,000)	—	(25,000)
Non-cash distribution to parent	—	—	(1,541)	—	(1,541)

Balance, May 17, 2007 (Predecessor)	1	1,082,253	45,915	(1,372)	1,126,797

Successor
Adjustment to reflect Apollo Acquisition	216	215,914	—	—	216,130
For the period from May 18, 2007 to December 31, 2007:
Net income	—	—	8,167	—	8,167
Pension adjustment, net of tax of $7,368	—	—	—	(12,059)	(12,059)

Total comprehensive loss					(3,892)
Distribution to shareholders	—	(207,963)	(8,167)	—	(216,130)
Stock option expense	—	3,816	—	—	3,816

Balance, December 31, 2007 (Successor)	216	11,767	—	(12,059)	(76)

For the six months ended June 30, 2008:
Net income	—	—	20,685	—	20,685
Unrealized loss on derivatives, net of tax of $118,414	—	—	—	(196,515)	(196,515)

Total comprehensive loss					(175,830)
Issuance of shares	—	725	—	—	725
Distribution to shareholders	—	—	(102,223)	—	(102,223)
Stock option expense	—	608	—	—	608

Balance, June 30, 2008 (Successor)	216	13,100	(81,538)	(208,574)	(276,796)

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(dollars expressed in thousands)

	Predecessor	Successor	Successor
	Period from January 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the six months ended June 30, 2008
	$	$	$
OPERATING ACTIVITIES
Net income	14,257	349	20,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,637	12,930	49,331
Non-cash interest	2,200	2,693	5,008
(Gain) loss on disposal of property, plant and equipment	(160)	189	1,322
Loss (gain) on derivative activities, net of cash settlements	56,467	(117)	1,104
Equity in net income of investments in affiliates	(4,269)	(1,648)	(5,514)
Deferred income taxes	(14,828)	11,058	(6,174)
Stock-based compensation	—	—	1,108
Changes in deferred charges and other assets	124	199	3,034
Changes in pension and other liabilities	(4,925)	(2,146)	2,535
Changes in operating assets and liabilities:
Accounts receivable	(8,239)	(19,481)	(34,405)
Inventories	(18,069)	41,366	2,905
Other current assets	16,956	2,109	963
Accounts payable	(239)	11,824	49,924
Accrued liabilities and deferred revenue	(27,743)	9,017	8,814

Cash provided by operating activities	41,169	68,342	100,640

INVESTING ACTIVITIES
Capital expenditures	(5,768)	(3,582)	(23,276)
Net increase in advances due from parent	10,925	—	—
Payment for the Apollo acquisition net of cash acquired	—	(1,161,519)	—
Proceeds from sale of property, plant and equipment	—	—	6

Cash provided by (used in) investing activities	5,157	(1,165,101)	(23,270)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	216,130	2,225
Distributions to shareholders	—	(216,130)	(102,223)
Capital contributions from parent	101,256	—	—
Distributions to parent	(25,000)	—	—
Deferred financing costs	—	(39,020)	—
Borrowings on long-term debt	—	1,227,800	—
Repayments on long-term debt	(160,000)	(75,000)	(30,300)

Cash (used in) provided by financing activities	(83,744)	1,113,780	(130,298)

Change in cash and cash equivalents	(37,418)	17,021	(52,928)
Cash and cash equivalents, beginning of period	40,549	—	75,630

Cash and cash equivalents, end of period	3,131	17,021	22,702

See accompanying notes

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars expressed in thousands, except per share information)

1. ACCOUNTING POLICIES

Basis of Presentation

Noranda Aluminum Holding Corporation (“Noranda”, “Company” or “Successor”), and its wholly owned subsidiary, Noranda Aluminum Acquisition Corporation, (“Noranda AcquisitionCo”), were formed by affiliates of Apollo Management, L.P. (“Apollo”) on March 27, 2007 for the purpose of acquiring Noranda Intermediate Holding Corporation (“Noranda Intermediate”), which owns all of the outstanding shares of Noranda Aluminum, Inc. (the “Predecessor”).

The Company operates an aluminum smelter in New Madrid, Missouri, and four rolling mills in the southeastern United States in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Additionally, the Company holds 50% interests in a Gramercy, Louisiana alumina refinery partnership and a Jamaican bauxite mining partnership.

The Company’s investments in non-controlled entities in which it has the ability to exercise equal or significant influence over operating and financial policies are accounted for by the equity method. All intercompany transactions and accounts have been eliminated in consolidation.

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

The financial information for the periods from January 1, 2007 to May 17, 2007 and April 1, 2007 to May 17, 2007 reflects Noranda Aluminum, Inc., prior to the Apollo Acquisition, and is referred to as “Predecessor.” The financial information as of December 31, 2007 and June 30, 2008 and for the periods from May 18, 2007 to June 30, 2007 and from May 18, 2007 to December 31, 2007, and the three and six month periods ended June 30, 2008 reflects the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.” As a result, the condensed consolidated financial statements of the Predecessor and Successor periods are not comparable.

The unaudited condensed consolidated financial statements of the Company include the accounts of Noranda AcquisitionCo and its wholly owned subsidiaries, Noranda Intermediate, Noranda Aluminum, Inc., Norandal USA, Inc. and Gramercy Alumina Holdings Inc. References to the Company refer to the Successor and Predecessor periods of Noranda and Noranda Aluminum, Inc.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. The year-end balance sheet data was derived from audited financial statements. In management’s opinion, the financial statements include all adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results.

Certain restatements and reclassifications have been made to previously issued financial statements. See note 18 for further discussion.

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s 2007 annual financial statements included in the Company’s Registration Statement on Form S-1, as amended, filed on July 17, 2008.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

Impact of Recently Issued Accounting Standards

The Company adopted portions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. Issued in February 2008, FSP 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities which are recognized or disclosed on a non-recurring basis to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities which are recognized or disclosed at fair value on a non recurring basis on its condensed consolidated financial position, results of operations and cash flows. See Note 14 for further discussion.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, for fiscal years beginning on or after December 15, 2008. SFAS No. 141R applies prospectively to acquisitions consummated on or after December 15, 2008, however certain provisions apply to tax positions for acquisitions prior to that date. The Company is currently assessing the impact of SFAS No. 141R on its condensed consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the condensed consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in unconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning on or after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently assessing the impact of SFAS No. 160 on its condensed consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and about hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 does not change accounting for derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently assessing the disclosure requirements of SFAS No. 161 in its condensed consolidated financial statements.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

2. ACQUISITIONS

Apollo Acquisition

In connection with the Apollo Acquisition, Noranda AcquisitionCo incurred $1,010,000 of funded debt, consisting of (i) $500,000 in term B loans, and (ii) $510,000 of senior floating rate notes; and entered into a $250,000 revolving credit facility, which was undrawn at the date of the Apollo Acquisition. In addition to the debt incurred, affiliates of Apollo contributed cash of $214,200 to Noranda, which was contributed to Noranda AcquisitionCo. The purchase price for Noranda Intermediate was $1,150,000, excluding acquisition costs. Subsequent to the Apollo Acquisition, certain members of the Company’s management contributed $1,930 in cash through the purchase of common shares of the Company.

The Company finalized the purchase price allocation related to the Apollo Acquisition in the first quarter of 2008. The final allocation of the purchase consideration was determined based on a number of factors, including the final evaluation of the fair value of the Company’s tangible and intangible assets acquired and liabilities assumed as of the closing date of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed. Total purchase consideration was $1,164,650 including acquisition costs.

$
Fair value of assets acquired and liabilities assumed:
Accounts receivable	141,152
Inventories	223,815
Investment in affiliates	191,500
Property, plant and equipment	687,949
Other intangible assets	72,471
Goodwill	271,235
Pension and other assets	48,648
Deferred tax liabilities	(253,598)
Accounts payable and accrued liabilities	(118,997)
Other long-term liabilities	(102,656)

Total purchase consideration assigned, net of $3,131 cash acquired	1,161,519

Included in current liabilities in the table above is a payable to Xstrata, pursuant to the Stock Purchase Agreement entered into in connection with the Apollo Acquisition, which primarily represents the Company’s obligation to remit payment to Xstrata for the Company’s taxes, deemed applicable to the period from April 10, 2007 to May 18, 2007. This amount is subject to revision based primarily on the filing of the Company’s tax returns. At December 31, 2007 and June 30, 2008, the liability to Xstrata was $6,980 and $9,461, respectively, and is included in accrued liabilities.

Goodwill from the Apollo Acquisition is not deductible for tax purposes.

See also Note 5 for further discussion related to a tax adjustment for goodwill.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

	For the three months ended June 30, 2007	For the six months ended June 30, 2007
	$	$
Sales	373,689	718,301
Net loss	(24,535)	(17,294)

The unaudited pro forma financial information is not intended to represent the consolidated results of operations the Company would have reported had the Apollo Acquisition been completed at January 1, 2007, nor is it necessarily indicative of future results. See also Management’s Discussion and Analysis for additional information related to the Supplemental Discussion of Pro Forma financial results.

3. INVENTORIES

The components of inventories, stated at the lower of LIFO cost or market, are:

	December 31, 2007	June 30, 2008
	$	$
Raw materials	50,683	52,760
Work-in-process	43,190	54,079
Finished goods	46,070	41,204

Total inventory subject to LIFO valuation	139,943	148,043
LIFO and lower of cost or market adjustments, net	19,692	3,521

Inventory at lower of LIFO cost or market	159,635	151,564
Supplies	20,615	25,781

Total inventory	180,250	177,345

Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $14,323 and $0 at December 31, 2007 and June 30, 2008, respectively. The market reserve of $14,323 was reversed, and reduced cost of sales, during the first quarter of 2008, due to the sell through of the inventory quantities that gave rise to the reserve. Market valuation reserves are based on the Company’s best estimates of product sales prices and customer demand patterns. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a material effect on the Company’s results of operations and financial condition in the near term.

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

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is based on the estimated service lives of the assets computed principally by the straight-line method for financial reporting purposes.

Property, plant and equipment consist of the following:

	Estimated useful lives	December 31, 2007	June 30, 2008
	(in years)	$	$
Land	—	12,000	12,000
Buildings and improvements	10-47	85,566	85,796
Machinery and equipment	3-50	604,019	609,741
Construction in progress	—	21,524	29,881

		723,109	737,418
Accumulated depreciation		(65,298)	(111,787)

Total property, plant and equipment		657,811	625,631

Cost of sales includes depreciation expense of the following amount in each period:

Quarter to date	$
Period from April 1, 2007 through May 17, 2007 (Predecessor)	10,012
Period from May 18, 2007 through June 30, 2007 (Successor)	12,487
Three months ended June 30, 2008 (Successor)	23,780

Year to date	$
Period from January 1, 2007 through May 17, 2007 (Predecessor)	28,645
Period from May 18, 2007 through June 30, 2007 (Successor)	12,487
Six months ended June 30, 2008 (Successor)	47,451

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in our goodwill balances were as follows:

	Upstream	Downstream	Total
	$	$	$
Balance, May 18, 2007	120,890	136,599	257,489
Changes in purchase price allocations	3,963	(5,330)	(1,367)

Balance, December 31, 2007	124,853	131,269	256,122
Changes in purchase price allocations	4,588	(464)	4,124
Tax adjustment	10,989	—	10,989

Balance, June 30, 2008	140,430	130,805	271,235

Based upon the final evaluation of the fair value of the Company’s tangible and intangible assets acquired and liabilities assumed as of the closing date of the Apollo Acquisition, we recorded valuation adjustments to certain fixed assets in the first quarter of 2008.

Xstrata is currently finalizing tax periods that predate the acquisition. In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 93-7 (“EITF 93-7”), Uncertainties Related to Income Taxes in a Purchase Business Combinations, adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill, if any. Following the guidance of EITF 93-7, the Company recorded an adjustment to goodwill of $10,989 in the second quarter of 2008 to account for the difference between the estimated deferred tax asset for the carryover basis of acquired federal net operating loss and minimum tax credit carryforwards and the final deferred tax asset for such net operating loss and minimum tax credit carryforwards.

Other intangibles

Other intangible assets consist of the following:

	December 31, 2007	June 30, 2008
	$	$
Intangible assets:
Non-amortizable:
Trade names (indefinite life)	20,494	20,494
Amortizable:
Customer relationships (15 year weighted average life)	51,288	51,288
Other (2.5 year weighted average life)	689	689

	72,471	72,471
Accumulated amortization	(2,335)	(4,215)

Total intangible assets	70,136	68,256

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

Depreciation and amortization expense includes amortization expense related to intangible amortization of the following amount in each period:

Quarter to date	$
Period from April 1, 2007 through May 17, 2007 (Predecessor)	346
Period from May 18, 2007 through June 30, 2007 (Successor)	438
Three months ended June 30, 2008 (Successor)	941

Year to date	$
Period from January 1, 2007 through May 17, 2007 (Predecessor)	998
Period from May 18, 2007 through June 30, 2007 (Successor)	438
Six months ended June 30, 2008 (Successor)	1,880

6. OTHER ASSETS AND LIABILITIES

Accounts receivable, net consist of the following:

	December 31, 2007	June 30, 2008
	$	$
Trade	97,394	133,077
Allowance for doubtful accounts	(225)	(1,503)

Total accounts receivable, net	97,169	131,574

Other current assets consist of the following:

	December 31, 2007	June 30, 2008
	$	$
Tax receivable	8,072	14,291
Prepaid expenses and other current assets	5,101	4,139

Total other current assets	13,173	18,430

Other assets consist of the following:

	December 31, 2007	June 30, 2008
	$	$
Deferred financing costs, net of amortization	33,777	30,128
Cash surrender value of life insurance	25,243	25,243
Deferred taxes	—	43
Other	21,196	16,874

Total other assets	80,216	72,288

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

Accrued liabilities consist of the following:

	December 31, 2007	June 30, 2008
	$	$
Compensation and benefits	13,331	13,936
Due to Xstrata	6,980	9,461
Workers’ compensation	2,990	3,420
Current asset retirement and site restoration obligations	2,463	3,038
Other	5,978	6,159

Total accrued liabilities	31,742	36,014

Pension and other long-term liabilities consist of the following:

	December 31, 2007	June 30, 2008
	$	$
Pension and other post-retirement benefit obligations	46,186	48,387
Tax uncertainties	8,819	8,522
Workers’ compensation	7,182	8,626
Asset retirement and site restoration obligations	6,339	5,663
Deferred compensation and other	7,390	7,251

Total pension and other long-term liabilities	75,916	78,449

7. RELATED PARTY TRANSACTIONS

In connection with the Apollo Acquisition, the Company entered into a management consulting and advisory services agreement with Apollo for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provide for annual fees of $2,000, payable in one lump sum annually. The Company recorded approximately $400 of such fees for the period from May 18, 2007 to June 30, 2007 and $500 and $1,000 of such fees, for the three months and six months ended June 30, 2008, respectively. These fees are included within selling, general and administrative expenses in the Company’s statements of operations.

Apollo may terminate the agreement at any time, in which case the Company will be required to pay Apollo, as consideration for terminating the agreement, the net present value of all management fees payable through the end of the term of the management agreement. In addition, Apollo is entitled to receive a transaction fee in connection with certain subsequent merger, acquisitions, financing or similar transactions equal to 1% of the aggregate transaction value. The management agreement contains customary indemnification provisions in favor of Apollo and its directors, officers and representatives, as well as expense reimbursement provisions with respect to expenses incurred by Apollo in connection with its performance of services thereunder. The terms of and fees payable to Apollo under the management agreement were determined through arm’s-length negotiations between the Company and Apollo, and reflect the understanding of Apollo and the Company of the fair value for such services, based in part on market conditions and what similarly-situated companies have paid for similar services.

Accounts payable to affiliates consist of the following and are due in the ordinary course of business:

	December 31, 2007	June 30, 2008
	$	$
Gramercy Alumina LLC	27,571	36,429

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

The Company purchased alumina in transactions with Gramercy Alumina LLC (“Gramercy”), a 50% owned joint venture, at prices which approximate Gramercy’s cost. Purchases from Gramercy were as follows:

Quarter to date	$
Period from April 1, 2007 through May 17, 2007 (Predecessor)	23,994
Period from May 18, 2007 through June 30, 2007 (Successor)	13,662
Three months ended June 30, 2008 (Successor)	44,808

Year to date	$
Period from January 1, 2007 through May 17, 2007 (Predecessor)	66,119
Period from May 18, 2007 through June 30, 2007 (Successor)	13,662
Six months ended June 30, 2008 (Successor)	81,965

The Company sells rolled aluminum products to Goodman Global, Inc., a previous portfolio company of Apollo which was sold in February 2008, under a two-year sales contract that extends through 2009. The Company also sells rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to these entities were as follows:

	Goodman Global, Inc	Berry Plastics Corporation
Quarter to date	$	$
Period from April 1, 2007 through May 17, 2007 (Predecessor)	6,241	1,394
Period from May 18, 2007 through June 30, 2007 (Successor)	7,375	2,010
Three months ended June 30, 2008 (Successor)	17,397	2,139

Year to date
Period from January 1, 2007 through May 17, 2007 (Predecessor)	24,832	5,062
Period from May 18, 2007 through June 30, 2007 (Successor)	7,375	2,010
Six months ended June 30, 2008 (Successor)	34,186	4,100

8. LONG-TERM DEBT

A summary of long-term debt is as follows:

	December 31, 2007	June 30, 2008
	$	$
Noranda:
HoldCo Notes due 2014 (unamortized discount of $2,078 and $1,964, respectively)	217,922	218,036
Noranda AcquisitionCo:
Term B loans due 2014	423,750	393,450
AcquisitionCo Notes due 2015	510,000	510,000

Total debt	1,151,672	1,121,486
Less: current portion	(30,300)	—

Long-term debt	1,121,372	1,121,486

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

Secured Credit Facilities

In connection with the Apollo Acquisition, Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, which consist of:

•

$500,000 in term B loans with a maturity of seven years, which were fully drawn on May 18, 2007, $75,000 of which were voluntarily repaid on June 28, 2007 and an additional $30,300 of which were repaid pursuant to the facility’s cash flow sweep provision in April 2008 (as discussed below); and

•

a $250,000 revolving credit facility with a maturity of six years, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice. Outstanding letter of credit amounts consisted of $6,012 at June 30, 2008.

The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200,000. Incurrence of such incremental indebtedness under the senior secured facilities is subject to, among other things, Noranda AcquisitionCo’s compliance with a Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loans) of 2.75 to 1.0 until December 31, 2008 and 3.0 to 1.0 thereafter. At December 31, 2007 and June 30, 2008, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans.

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

Term B loans

Interest on such loans is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% at December 31, 2007 and 1.75% at June 30, 2008) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loans). The margin of 1.75% at June 30, 2008 was attributable to the Company’s net debt balance at the measurement date of May 21, 2008. However, management expects that the net debt balance at the next measurement date, August 2008, will result in a 2.00% margin based on expectations of net debt balances at that date. The interest rate at December 31, 2007 and June 30, 2008 was 6.91% and 4.47%, respectively. Interest on the term B loans is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75,000 on the term B loans. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.

Noranda AcquisitionCo is required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of the Company’s Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loans) within 105 days after the end of the fiscal year ended December 31, 2007 and within 95 days after the end of each fiscal year thereafter.

The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loans shall be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loans) or the amount of term B loans that have been repaid. The mandatory prepayment due in April 2009 will be equal to 50% of Noranda AcquisitionCo’s Excess Cash Flow for the period from January 1, 2008 to December 31, 2008.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

At the time this payment can be reasonably estimated, the Company will present the amount as a “Current portion of long-term debt due to a third party” on the consolidated balance sheets.

Revolving Credit Facility

Interest on the revolving credit facility is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% at December 31, 2007 and 1.75% at June 30, 2008) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable no less frequently than quarterly. The margin of 1.75% at June 30, 2008 was attributable to the Company’s net debt balance at the measurement date of May 21, 2008. However, management expects that the net debt balance at the next measurement date, August 2008 will result in a 2.00% margin based on expectations of cash balances at that date. The revolving credit facility was undrawn on the closing of the Apollo Acquisition, at December 31, 2007 and at June 30, 2008. Noranda AcquisitionCo has outstanding letters of credit totaling $3,500 and $6,012 under the revolving credit facility at December 31, 2007 and June 30, 2008, respectively, and $246,500 and $243,988 was available for borrowing under this facility at December 31, 2007 and June 30, 2008, respectively.

In addition to paying interest on outstanding principal under the revolving credit facility, Noranda AcquisitionCo is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.5% per annum, subject to step down if certain financial tests are met.

Certain Covenants

The senior secured credit facilities contain various restrictive covenants. Among other things, these covenants restrict Noranda AcquisitionCo’s ability to incur indebtedness or liens, make investments or declare or pay any dividends. The company was in compliance with all restrictive covenants at June 30, 2008.

AcquisitionCo Notes

In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510,000 Senior Floating Rate Notes (the “AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The proceeds of the AcquisitionCo Notes were used to finance the Apollo Acquisition and to pay related fees and expenses. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash; for any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The cash interest rate was 8.80% at December 31, 2007 and 6.83% at June 30, 2008.

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

The indenture governing the AcquisitionCo Notes limits Noranda AcquisitionCo’s and Noranda’s ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Noranda’s stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting Noranda’s subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of Noranda’s assets; (vii) enter into transactions with Noranda’s affiliates; and (viii) incur liens.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

HoldCo Notes

On June 7, 2007, Noranda issued Senior Floating Rate Notes (the “HoldCo Notes”) in aggregate principal amount of $220,000, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, Noranda may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, Noranda must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The cash interest rate was 10.55% at December 31, 2007 and 8.58% at June 30, 2008.

The indenture governing the HoldCo Notes limits Noranda AcquisitionCo’s and Noranda’s ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem Noranda’s stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting Noranda’s subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of Noranda’s assets; (vii) enter into transactions with Noranda’s affiliates; and (viii) incur liens.

9. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

The Company sponsors defined benefit pension plans for hourly and salaried employees. Benefits under the Company sponsored defined benefit pension plans are based on years of service and/or eligible compensation prior to retirement. The Company also sponsors other post-retirement benefit plans for certain employees. The Company sponsored post-retirement benefits include life insurance benefits and health insurance benefits. These health insurance benefits cover 14 retirees and beneficiaries. In addition, the Company provides supplemental executive retirement benefits (SERP) for certain executive officers.

The Company’s pension funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). OPEB benefits are funded as retirees submit claims.

The Company uses a measurement date of December 31 to determine the pension and other post-retirement benefits (OPEB) liabilities.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

Net periodic benefit costs were comprised of the following:

	Pension			OPEB
	Predecessor	Successor	Successor	Predecessor	Successor	Successor
	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	For the three months ended June 30, 2008	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	For the three months ended June 30, 2008
	$	$	$	$	$	$
Service cost	1,229	604	1,960	30	(103)	15
Interest cost	2,148	1,344	3,828	82	(279)	39
Expected return on plan assets	(2,793)	(1,608)	(4,715)	—	—	—
Net amortization and deferral	(66)	102	120	5	(18)	2

Net periodic cost	518	442	1,193	117	(400)	56

	Pension			OPEB
	Predecessor	Successor	Successor	Predecessor	Successor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	For the six months ended June 30, 2008	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	For the six months ended June 30, 2008
	$	$	$	$	$	$
Service cost	2,917	604	3,918	58	(103)	29
Interest cost	5,364	1,344	7,653	158	(279)	78
Expected return on plan assets	(6,846)	(1,608)	(9,426)	—	—	—
Net amortization and deferral	(34)	102	240	10	(18)	4

Net periodic cost	1,401	442	2,385	226	(400)	111

Expected Employer Contributions

The Company expects to contribute $16,000 to the pension plans on or before September 15, 2008.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Options granted under the Incentive Plan generally have a ten year term. Employee option grants generally consist of time-vesting options and performance vesting options. The time-vesting options generally vest in equal one-fifth installments on each of the first five anniversaries of the date of grant or on the closing of Apollo’s acquisition of the Company, as specified in the applicable award agreements, subject to continued service through each applicable vesting date. The performance-vesting options vest upon the Company’s investors’ realization of a specified level of investor internal rate of return (“investor IRR”), subject to continued service through each applicable vesting date.

The employee options generally are subject to a Company (or Apollo) call provision which expires upon the earlier of a qualified public offering or May 2014 and provides the Company (or Apollo) the right to repurchase the underlying shares at the lower of their cost or fair market value upon certain terminations of employment. A qualified public offering transaction is defined in the Amended and Restated Security holders agreement as a public offering that raises at least $200 million. This call provision represents a substantive performance vesting condition with a life through May 2014; therefore, the Company recognizes compensation expense for service awards through May 2014. Performance-vesting options issued in May 2007 have met their performance vesting provision. However, the shares underlying the options remain subject to the Company (or Apollo) call provision. Accordingly, the options currently are subject to service conditions and stock compensation expense is being recorded over the remaining call provision through May 2014.

At June 30, 2008 the expiration of the call option upon a qualified public offering would have resulted in the immediate recognition of $3,253 of compensation expense related to the cost of options where the investor IRR targets were previously met and $620 of compensation expense related to the cost of options where the offering (together with a $4.70 per share dividend paid in June 2008) would cause the performance option to be met. Further, the period over which the Company recognizes compensation expense for service awards would change from May 2014 to five years prospectively from the date of the qualified public offering, which, based on options outstanding at June 30, 2008, would increase annual stock compensation expense by approximately $425.

On June 13, 2007, the Company executed a recapitalization in which the proceeds of a $220 million debt offering were distributed to the investors. The fair value of the Company was determined to be $15.50 per share prior to the distribution of $10 per share; the resulting value of the Company after the distribution was $5.50. The award holders were given $10 of value in the form of an immediately vested cash payment of $6 per share and a modification of the exercise price of the option from $10 per share to $6 per share. Under SFAS 123(R), this was considered a modification due to an equity restructuring. Twenty-four employees were affected by this modification. The total incremental compensation cost resulting from the modification was $4,126.

Prior to October 23, 2007, shares issued upon the exercise of employee options were subject to a call provision that would expire upon a qualified public offering. The call provision provided the Company (or Apollo) the right to repurchase the underlying shares at the lower of their cost or fair market value in connection with certain terminations of employment. Because a substantive performance vesting condition necessary for vesting was not probable, no expense was recognized for employee options issued prior to October 23, 2007. At October 23, 2007, existing options were modified so that the Company call provision expired upon the earlier of a qualified public offering, or seven years. As a result, the Company started expensing the stock options over seven years in the fourth quarter of 2007. The number of employees affected was 24. The total incremental compensation cost resulting from the modification was $5,143, which is being amortized over a period through May 2014. Employee options issued subsequent to October 23, 2007 contain this modified Company call provision.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

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

On June 13, 2008, the Company paid a $4.70 per share cash dividend to the investors. The fair value of the Company was determined to be $20.00 per share prior to the distribution of $4.70 per share; the resulting value of the Company after the distribution was $15.30. The award holders were given $4.70 of value in the form of an immediately vested cash payment of $2.70 per share and a modification of the price of the options from $6 per share to $4 per share and $20 per share to $18 per share. Twenty-nine employees were affected by this modification.

Common Stock Subject to Redemption

In February 2008, the Company entered into an employment agreement with an individual to serve as the Company’s chief executive officer (the “CEO”) and to serve on the Company’s board of directors. As part of that employment agreement, the CEO agreed to purchase 100,000 shares of common stock at $20 per share, for a total investment of $2,000. The shares purchased include a redemption feature which guarantees total realization on these shares of at least $8,000 (or, at his option, equivalent consideration in the acquiring entity) in the event a change in control occurs prior to September 3, 2009 and the CEO remains employed with the Company through the 12-month anniversary of such change in control or experiences certain qualifying terminations of employment, after which the per share redemption value is fair value.

Because of the existence of the conditional redemption feature, the carrying value of these 100,000 shares of common stock has been reported outside of permanent equity. In accordance with FASB Staff Position 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event, the carrying amount of the common stock subject to redemption is reported as the $2,000 proceeds, and has not been adjusted to reflect the $8,000 redemption amount, as it is not probable that a change in control event will take place prior to September 3, 2009.

The summary of company stock option activity and related information is as follows, after reflecting the effects of modifications to exercise price discussed above:

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

	Employee Options and Non-Employee Director Options		Investor Director Provider Options
	Common Shares	Weighted-Average Exercise Price	Common Shares	Weighted-Average Exercise Price
Outstanding—May 18, 2007	—	—	—	—
Granted	687,678	$4.00	210,000	$4.67
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(23,835)	$4.00	—	—

Outstanding—December 31, 2007	663,843	$4.00	210,000	$4.67
Granted	308,500	$18.00	60,000	$18.00
Modified	—	—	(200,000)	$4.00
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding—June 30, 2008	972,343	$8.44	70,000	$18.00

Fully vested—end of period (weighted average remaining contractual term of 9.0 years)	398,310	$4.00	70,000	$18.00

Currently exercisable—end of period (weighted average remaining contractual term of 9.0 years)	398,310	$4.00	70,000	$18.00

The following summarizes information concerning stock option grants, excluding shares issued as modifications, for the three and six months ended June 30, 2008:

	For the three months ended	For the six months ended
	June 30, 2008	June 30, 2008
Expected price volatility	45.9%	45.0%
Risk-free interest rate	3.5%	3.1%
Weighted average expected lives in years	6.16	5.9
Weighted average fair value	$7.50	$7.36
Forfeiture rate	—	—
Dividend yield	—	—

The Company recorded share-based compensation expense of the following amounts, excluding payments to option holders as part of option modifications:

Quarter to date	$
Period from May 18, 2007 through June 30, 2007 (Successor)	—
Three months ended June 30, 2008 (Successor)	544

Year to date
Period from May 18, 2007 through June 30, 2007 (Successor)	—
Six months ended June 30, 2008 (Successor)	608

As of June 30, 2008, total unrecognized compensation expense related to non-vested stock options was $9,752 with a weighted average expense recognition period of 6.1 years.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

11. INCOME TAXES

The Company’s effective income tax rates were approximately 48.9% for the period from January 1, 2007 to May 17, 2007, and 38.6% for the period from May 18, 2007 to June 30, 2007 and 33.2% for the period from January 1, 2008 to June 30, 2008. The effective tax rate for the period from January 1, 2007 to May 17, 2007 was primarily impacted by a permanent tax difference related to the divestiture of a subsidiary and the effective tax rates for the periods from May 18, 2007 to June 30, 2007 and January 1, 2008 to June 30, 2008 were primarily impacted by state income taxes, equity method investee income, and the Internal Revenue Code Section 199 manufacturing deduction. As of December 31, 2007 and June 30, 2008, the Company had unrecognized income tax benefits (including interest) of approximately $10,287 and $10,620, respectively (of which approximately $2,593, if recognized, would favorably impact the effective income tax rate). As of June 30, 2008, the gross amount of unrecognized tax benefits (excluding interest) has not changed. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

12. EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statements of operations. As provided by SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic EPS is calculated as income available to common stockholders divided by the weighted average number of shares outstanding during the period. Diluted EPS is calculated using the weighted average outstanding common shares as determined by the treasury stock method for options.

EPS is presented only for periods subsequent to the Apollo acquisition. EPS is not presented for periods prior to the Apollo Acquisition as the Company was a wholly owned subsidiary of Xstrata. The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding:

	Successor	Successor	Successor
	For the period from May 18, 2007 to June 30, 2007	For the three months ended June 30, 2008	For the six months ended June 30, 2008
Net income	$349	$3,479	$20,685

Weighted average common shares outstanding (in thousands):
Basic	21,564	21,736	21,691
Effect of dilutive securities	—	163	166

Diluted	21,564	21,899	21,857

Basic EPS	$0.02	$0.16	$0.95

Diluted EPS	$0.02	$0.16	$0.95

13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative instruments to mitigate the risks associated with fluctuations in aluminum and natural gas prices and interest rates. The Company enters into forward contracts to sell aluminum in the future at fixed prices through the use of financial swaps. Fixed price forward aluminum swaps are entered to manage the price risk associated with expected shipments through 2012. Interest rate swaps are entered to manage interest rate risk associated with the Company’s variable-rate borrowings.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates commodity swap contracts as cash flow hedges. Derivatives that do not qualify for

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

hedge accounting are adjusted to fair value through earnings in (gain) loss on derivative instruments and hedging activities. As of June 30, 2008, all derivatives are held for purposes other than trading.

Cash flow hedges

Aluminum swaps – fixed price

In the normal course of business, the Company enters into forward contracts to sell aluminum in the future at fixed prices through the use of financial swaps.

In order to reduce the commodity price risk and earnings volatility in the upstream business, the Company has implemented a hedging strategy that locks in the aluminum price for approximately 50% of forecasted shipments through December 2012. These forward sale arrangements are at prices that we consider attractive relative to historical levels and which management believes will ensure positive cash flows based on the Company’s expected cost structure.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of the six months ended June 30, 2008, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive loss was $314,929. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of June 30, 2008, the Company had outstanding aluminum swap contracts that were entered into to hedge aluminum shipments of approximately 1.3 billion pounds.

The following table summarizes our fixed price aluminum hedges per year:

	Average hedged price per pound	Pounds hedged annually
	$	(In thousands)
2008	1.18	143,260
2009	1.09	289,070
2010	1.06	290,536
2011	1.20	290,955
2012	1.28	291,825

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

Interest rate swaps

The Company has floating-rate debt which is subject to variations in interest rates. On August 16, 2007, the Company entered into interest rate swap agreements to limit the Company’s exposure to floating interest rates for the periods from

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

November 15, 2007 to November 15, 2011 with a notional amount of $500,000, which declines in increments over time beginning in May 2009 at a 4.98% fixed interest rate.

The interest rate swap agreements were not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contracts were recorded in (gain) loss on derivative instruments and hedging activities in the consolidated statement of income.

The following table presents the fair values and carrying values of the Company’s derivative instruments outstanding:

	December 31, 2007		June 30, 2008
	Carrying value	Fair Value	Carrying Value	Fair value
	$	$	$	$
Aluminum swaps – fixed price	(33,000)	(33,000)	(360,217)	(360,217)
Aluminum swaps – variable price	(5,208)	(5,208)	6,700	6,700
Interest rate swaps	(11,704)	(11,704)	(11,083)	(11,083)

Total	(49,912)	(49,912)	(364,600)	(364,600)

The carrying values of the forward contracts and interest rate swaps are presented in the balance sheets as follows:

	December 31, 2007	June 30, 2008
	$	$
Derivative assets	21,163	6,700
Derivative liabilities	(5,077)	(78,538)
Long-term derivative liabilities	(65,998)	(292,762)

Net asset (liability) recorded	(49,912)	(364,600)

The Company recorded (gains) losses for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify for hedge accounting treatment of:

	Derivatives qualified as hedges		Derivatives not qualified as hedges
	Amount reclassified from AOCI	Hedge Ineffectiveness	Hedge Ineffectiveness	Total
Quarter to date	$	$	$	$
Period from April 1, 2007 through May 17, 2007 (Predecessor)	—	—	55,102	55,102
Period from May 18, 2007 through June 30, 2007 (Successor)	—	—	(117)	(117)
Three months ended June 30, 2008 (Successor)	18,127	162	(7,691)	10,598

Year to date
Period from January 1, 2007 through May 17, 2007 (Predecessor)	—	—	56,467	56,467
Period from May 18, 2007 through June 30, 2007 (Successor)	—	—	(117)	(117)
Six months ended June 30, 2008 (Successor)	23,170	(2,424)	(15,745)	5,001

The Company determined that for the three months ended March 31, 2008 the gain on derivative instruments and hedging activities, net was overstated by $1,477, which consisted of $1,019 that should have been reclassified from accumulated other comprehensive loss to expense on the statement of income associated with the fixed-price aluminum cash flow hedges and $458 associated with unrecorded accrued interest on the interest rate swap that should have been recorded as loss on derivative and hedging activities, net. These first-quarter errors were corrected in the three months ended June 30, 2008 and, as a result, loss on derivative instruments and hedging activities, net is overstated by $1,477. As a result of the correction, the six month period ended June 30, 2008 is properly stated.

Based on the aluminum price curves at June 30, 2008, the Company expects to reclassify approximately $37,970 from accumulated other comprehensive loss into earnings during the remainder of 2008, and to make cash settlement payments totaling approximately $31,553.

Natural gas swaps

On July 31, 2008, the Company entered into fixed-price swap contracts as an economic hedge for the following volumes of natural gas purchases:

Year	Price per million BTU $	Notional amount million BTU’s
2008	9.66	841,000
2009	9.89	2,235,996
2010	9.66	2,011,992
2011	9.31	2,019,000
2012	9.06	2,022,996

These contracts were not designated as hedges for accounting purposes.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

The Company recorded the following net cash settlement receipts (payments) related to derivative instruments during the following periods:

	Three months ended June 30, 2008	Six months ended June 30, 2008
	$	$
Aluminum swaps – fixed price	(11,772)	(8,457)
Aluminum swaps – variable price	4,681	5,166
Interest rate swaps	(606)	(606)

Total	(7,697)	(3,897)

14. FAIR VALUE MEASUREMENTS

As discussed in Note 1, effective January 1, 2008, the Company adopted portions of SFAS No. 157, which establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 does not expand the application of fair value accounting to any new circumstances.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

The effect of adopting SFAS No. 157 was as follows:

	Before application of SFAS No. 157	Adjustments	After application of SFAS No. 157
	$	$	$
As of January 1, 2008:
Net derivative liabilities	49,912	(4,300)	45,612

As of June 30, 2008:
Net derivative liabilities	380,014	(15,414)	364,600
Unrealized loss on derivatives, pre-tax	326,264	(11,335)	314,929

Three months ended June 30, 2008:
(Gain) loss on derivatives	9,332	1,266	10,598

Six months ended June 30, 2008, excluding effect as of January 1, 2008:
(Gain) loss on derivatives	9,081	(4,080)	5,001

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

Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Fair value measurements that may fall into Level 1 include exchange-traded derivatives or listed equities.

Level 2 inputs – Inputs other than quoted prices included in level 1, which are either directly or indirectly observable as of the reporting date. A Level 2 input must be observable for substantially the full term of the asset or liability. Fair value measurements that may fall into Level 2 could include financial instruments with observable inputs such as interest rates or yield curves.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

Level 3 inputs – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Fair value measurements that may be classified as Level 3 could, for example, be determined from a Company’s internally developed model that results in management’s best estimate of fair value. Fair value measurements that may fall into Level 3 could include certain structured derivatives or financial products that are specifically tailored to a customer’s needs.

As of June 30, 2008, fair values for all instruments within the scope of SFAS No. 157 were classified as Level 2. Those fair values are primarily measured using industry standard models that incorporate inputs including: quoted forward prices for commodities, interest rates, and current market prices for those assets and liabilities. Substantially all of the inputs are observable, as defined in SFAS No. 157, throughout the full term of the instrument.

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

15. COMMITMENTS AND CONTINGENCIES

Legal contingencies

The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the operating results or the financial position of the Company.

Guarantees

In connection with the 2005 disposal of American Racing Equipment, Inc. (“ARE”), the Company guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. During March 2008, the Company received confirmation releasing the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligation. The remaining maximum future payments under these lease obligations as of December 31, 2007 and June 30, 2008 totaled approximately $6,952 and $3,274, respectively. The Company has concluded that it is not probable that it will be required to make payments pursuant to these guarantees, and has not recorded a liability for these guarantees as ARE’s purchaser shall indemnify the Company for all losses associated with the guarantees.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

16. INVESTMENTS IN AFFILIATES

The Company holds 50% interests in a Gramercy, Louisiana refinery, Gramercy Alumina, LLC, and in St. Ann Bauxite Ltd, a Jamaican bauxite mining partnership.

The excess of the carrying value of the investments over the amounts of underlying equity in net assets totaled $124,495 at December 31, 2007 and $120,751 at June 30, 2008. This excess is being amortized on a straight-line basis over a 20 year period for each affiliate. Amortization expense in equity in net income of investment affiliates is as follows:

Quarter to date	$
Period from April 1, 2007 through May 17, 2007 (Predecessor)	1,536
Period from May 18, 2007 through June 30, 2007 (Successor)	1,411
Three months ended June 30, 2008 (Successor)	1,872

Year to date	$
Period from January 1, 2007 through May 17, 2007 (Predecessor)	2,445
Period from May 18, 2007 through June 30, 2007 (Successor)	1,411
Six months ended June 30, 2008 (Successor)	3,744

Summarized financial information for the joint ventures (as recorded in their respective financial statements, at full value, excluding the amortization of the excess carrying values of the Company’s investments over the underlying equity in net assets of the affiliates), is as follows:

Summarized balance sheet information is as follows:

	December 31, 2007	June 30, 2008
	$	$
Current assets	151,133	177,743
Non-current assets	92,073	98,865

Total assets	243,206	276,608

Current liabilities	78,007	94,413
Non-current liabilities	16,441	14,921

Total liabilities	94,448	109,334

Equity	148,758	167,274

Total liabilities and equity	243,206	276,608

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

Summarized income statement information is as follows:

	Predecessor	Successor	Successor
	Period from April 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the three months ended June 30, 2008
	$	$	$
Net sales (1)	67,782	57,943	138,199
Gross profit	4,731	10,809	8,730
Net income	6,314	5,781	9,465

(1)	Net sales include sales to related parties, which include alumina sales to the Company and its joint venture partner, and bauxite sales to Gramercy:

	Predecessor	Successor	Successor
	Period from April 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the three months ended June 30, 2008
	$	$	$
Company and joint venture partner	45,089	37,975	98,933
Third party sales	22,693	19,968	39,266

	67,782	57,943	138,199

	Predecessor	Successor	Successor
	Period from January 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the six months ended June 30, 2008
	$	$	$
Net sales (1)	181,854	57,943	266,437
Gross profit	16,435	10,809	21,814
Net income	13,960	5,781	18,517

(1)	Net sales include sales to related parties, which include alumina sales to the Company and its joint venture partner, and bauxite sales to Gramercy:

	Predecessor	Successor	Successor
	Period from January 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the six months ended June 30, 2008
	$	$	$
Company and joint venture partners	122,242	37,975	187,594
Third party sales	59,612	19,968	78,843

	181,854	57,943	266,437

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

In February 2007, St. Ann Bauxite Ltd. (‘St. Ann”), received a transfer of income tax credits from its previous owner, Kaiser Aluminum (“Kaiser”), in settlement of a dispute regarding the existence of a postretirement healthcare plan. St. Ann valued these transferred tax credits at zero because of uncertainty related to the Jamaican taxing authorities approving the transfer as well and the timing and amount of the income tax credits. As part of allocating fair value within St. Ann purchase price allocation from the Apollo Acquisition in May 2007, the Company valued tax uncertainty associated with the income tax credits received from Kaiser at zero. In June 2008, St. Ann, reached agreement with the Department of Revenue in Jamaica regarding the timing and amount of the income tax credits. The agreement resolved the tax uncertainty and resulted in a $5,280 reduction of St. Ann’s provision and increase to its net income. The Company recorded a $2,640 million credit to equity in net income of investments in affiliates. The Company considered this adjustment to be the settlement of a tax uncertainty existing at the date of the Apollo acquisition. However applicable U.S. GAAP provides this amount to be included in equity in net income of investment in affiliates, because there were no equity method intangible assets (including goodwill).

17. SEGMENTS

The following tables summarize the operating results and assets of the Company’s reportable segments:

	Predecessor	Successor	Successor
	Period from April 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the three months ended June 30, 2008
	$	$	$
Sales to external customers(1):
Upstream	88,748	94,244	180,992
Downstream	94,306	96,391	166,224

Total revenues from external customers	183,054	190,635	347,216

(1) Segment revenues are net of the following intersegment transfers:
Upstream	2,734	633	24,989
Downstream	—	—	—

Total intersegment transfers	2,734	633	24,989

Segment operating income
Upstream	21,813	15,631	39,162
Downstream	3,818	(2,515)	(4,122)

Total operating income	25,631	13,116	35,040

Interest expense, net	3,167	14,313	22,216
Loss (gain) on derivative instruments and hedging activities	55,102	(117)	10,598
Equity in net income of investments in affiliates	(2,239)	(1,648)	(2,860)

Consolidated (loss) income before income taxes	(30,399)	568	5,086

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

	Predecessor	Successor	Successor
	Period from January 1, 2007 through May 17, 2007	Period from May 18, 2007 through June 30, 2007	For the six months ended June 30, 2008
	$	$	$
Sales to external customers(1):
Upstream	275,157	94,244	340,275
Downstream	252,509	96,391	307,221

Total revenues from external customers	527,666	190,635	647,496

(1) Segment revenues are net of the following intersegment transfers:
Upstream	16,932	633	53,510
Downstream	—	—	—

Total intersegment transfers	16,932	633	53,510

Segment operating income
Upstream	78,194	15,631	78,278
Downstream	8,151	(2,515)	(1,385)

Total operating income	86,345	13,116	76,893

Interest expense, net	6,235	14,313	46,429
Loss (gain) on derivative instruments and hedging activities, net	56,467	(117)	5,001
Equity in net income of investments in affiliates	(4,269)	(1,648)	(5,514)

Consolidated income before income taxes	27,912	568	30,977

	December 31, 2007	June 30, 2008
	$	$
Segment assets
Upstream, including goodwill of $124,853 and $140,430 at December 31, 2007 and June 30, 2008, respectively.	1,046,013	890,092

Downstream, including goodwill of $131,269 at December 31, 2007 and $130,805 at June 30, 2008, respectively.	604,531	708,457

Total assets	1,650,544	1,598,549

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

18. REVISION OF PREVIOUSLY REPORTED AMOUNTS

The Company has adjusted the financial statements as previously issued for the periods of April 1, 2007 to May 17, 2007 and May 18, 2007 to June 30, 2007 to reflect the following items consistent with adjustments recorded in the Company’s December 31, 2007 financial statements:

•	apply pushdown accounting of the Xstrata Acquisition purchase price allocation;

•	recognize revenue related to bill and hold transactions when the product was shipped;

•	present revenue and cost of sales related to brokered metal sales previously reported on a net basis at their gross amounts; and

•	record other previously unadjusted differences.

In addition to the aforementioned adjustments, the Company also has reclassified certain expenses from cost of sales to selling, general and administrative expenses.

Preliminary purchase price allocation related to the Xstrata Acquisition

As permitted by US GAAP for non-public entities, the financial statements of the Predecessor for the period from April 1, 2007 to May 17, 2007 were initially prepared and issued without reflecting the effect of applying the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”) to account for a business combination in which Xstrata acquired Falconbridge Limited, the then-parent of Noranda Aluminum Inc. (Xstrata Acquisition). Management has revised the aforementioned financial information of the Predecessor to reflect the application of push-down accounting, as described in Staff Accounting Bulletin Topic No 5-J.

Revenue related to bill and hold transactions

As disclosed in the notes to the December 31, 2007 financial statements, the Company concluded previously reported revenue on bill and hold transactions should not have been recorded because the Company had not met all the revenue recognition criteria necessary to record revenue on such transactions. Accordingly, the Company adjusted its consolidated statements of income for the periods from April 1, 2007 to May 17, 2007 and May 18, 2007 to June 30, 2007 and cash flows for the period from May 18, 2007 to June 30, 2007.

Revenue related to brokered metal sales previously reported on a net basis

During 2007, the Company was obligated to purchase fixed quantities of metal under the terms of its forward contracts. The Company determined that certain quantities purchased under these contracts were not required to meet production and transferred title to these raw materials (“brokered metal sales”) to third party buyers. These transactions previously were reported on a net basis. In preparing its annual 2007 financial statements, the Company concluded that EITF 99-19 Reporting Revenue Gross as a principal versus Net as an Agent requires such transactions to be recorded on a gross basis. The Company recorded adjustments to its consolidated statements of income for the periods for April 1, 2007 to May 17, 2007 and May 18, 2007 to June 30, 2007 and cash flows for the period from May 18, 2007 to June 30, 2007.

Other

The Company adjusted its consolidated statements of income for the periods from April 1, 2007 to May 17, 2007 and May 18, 2007 to June 30, 2007 and cash flows for the period from May 18, 2007 to June 30, 2007 for the impact of certain previously unadjusted differences. During the periods from April 1, 2007 to May 17, 2007 and from May 18, 2007 to June 30, 2007 these previously unadjusted differences relate primarily to revenue recognition for sales with “FOB destination” shipping terms.

Reclassification

The Company reclassified certain amounts previously reported as cost of sales to selling, general and administrative expenses. The reclassified items principally included salary and benefits of division corporate, accounting, marketing and information technology personnel, as well as other division administrative costs such as professional fees and rent costs. The reclassified expenses were treated as period costs (they were not included in inventory cost pools); however, for financial statement presentation purposes they were classified as cost of sales because they were associated with the Company’s operating divisions. The reclassifications did not impact any subtotals, such as operating income, income before income tax, or net income.

Noranda Aluminum Holding Corporation

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(dollars expressed in thousands, except per share information)

The following tables summarize the impact of the aforementioned restatements and reclassifications:

	Predecessor						Predecessor
	Period from April 1, 2007 to May 17, 2007 Originally reported	Xstrata Purchase Accounting	Bill and Hold	Brokered Metal Sales	Other	Reclassification	Period from April 1, 2007 to May 17, 2007 Restated
	$	$	$	$	$	$	$
Sales	174,713	(1)	654	8,165	(477)	—	183,054
Operating costs and expenses:
Cost of sales	138,436	4,688	766	8,165	(802)	(2,308)	148,945
Selling, general, and administrative expenses	5,886	135	—	—	159	2,308	8,488
Other recoveries, net	(8)	(2)	—	—	—	—	(10)

	144,314	4,821	766	8,165	(643)	—	157,423

Operating income	30,399	(4,822)	(112)	—	166	—	25,631

Other expense (income)
Interest expense (income), net:
Parent and related party	3,359	(62)	—	—	—	—	3,297
Third-Party	(192)	62	—	—	—	—	(130)
Loss (gain) on derivative instruments and hedging activities	55,736	(162)	—	—	(472)	—	55,102
Equity in net income of investments in affiliates	(2,325)	(116)	—	—	202	—	(2,239)

	56,578	(278)	—	—	(270)	—	56,030

(Loss) Income before income taxes	(26,179)	(4,544)	(112)	—	436	—	(30,399)
Income tax (benefit) expense	(12,581)	(4,440)	(55)	—	2,217	—	(14,859)

Net (loss) income for the period	(13,598)	(104)	(57)	—	(1,781)	—	(15,540)

	Successor					Successor
	Period from May 18, 2007 to June 30, 2007 Originally reported	Bill and Hold	Brokered Metal Sales	Other	Reclassification	Period from May 18, 2007 to June 30, 2007 Restated
	$	$	$	$	$	$
Sales	187,896	(5,334)	8,004	69	—	190,635
Operating costs and expenses:
Cost of sales	165,739	(5,679)	8,004	4,133	(3,196)	169,001
Selling, general, and administrative expenses	4,883	—	—	445	3,196	8,524
Other recoveries, net	(6)	—	—	—	—	(6)

	170,616	(5,679)	8,004	4,578	—	177,519

Operating income	17,280	345	—	(4,509)	—	13,116

Other expense (income)
Interest expense (income), net:
Parent and related party	(1)	—	—	—	—	(1)
Third-Party	14,314	—	—	—	—	14,314
(Gain) loss on derivative instruments and hedging activities	(589)	—	—	472	—	(117)
Equity in net income of investments in affiliates	(1,648)	—	—	—	—	(1,648)

	12,076	—	—	472	—	12,548

Income (loss) before income taxes	5,204	345	—	(4,981)	—	568
Income tax expense (benefit)	2,166	133	—	(2,080)	—	219

Net income (loss) for the period	3,038	212	—	(2,901)	—	349

Increase (decrease) in EPS		$0.01	$—	$(0.13)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Noranda Aluminum Holding Corporation is a private company controlled by affiliates of Apollo Management, L.P. (“Apollo”). Unless otherwise specified or unless the context otherwise requires, references to (i) “Noranda HoldingCo” or “HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries; (ii) “Noranda AcquisitionCo” or “AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldingCo, excluding its subsidiaries; and (iii) “the Company,” “Noranda,” “we,” “us” and “our” refer collectively to Noranda Aluminum Holding Corporation and its subsidiaries after giving effect to the consummation of the Transactions (as defined below).

The financial information from January 1, 2007 to May 17, 2007 and April 1, 2007 to May 17, 2007 reflects Noranda Aluminum, Inc., prior to the Apollo Acquisition, and is referred to as “Predecessor.” The financial information as of December 31, 2007 and as of June 30, 2008, for the period from May 18, 2007 to June 30, 2007, and for the three and six month periods ended June 30, 2008 reflect the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.” As a result, the condensed consolidated financial statements of the Predecessor and Successor periods are not comparable.

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

As used in this report, the term “Transactions” means, collectively, the Apollo Acquisition and the Financing. Noranda HoldingCo has no material assets, obligations, employees or operations other than the stock of Noranda AcquisitionCo and those resulting from the Transactions and issuance of senior floating rates notes with an aggregate principal amount of $220.0 million due 2014 on June 7, 2007 (the “HoldCo Notes”). The HoldCo Notes were issued to fund a cash dividend to the Company’s shareholders (the “Special Dividend”).

Stand-Alone Company

Prior to the Apollo Acquisition, we did not historically operate as a stand-alone company, but instead as a subsidiary of Xstrata and, prior to our acquisition by Xstrata, as a subsidiary of Falconbridge Limited. Prior to December 31, 2005, Xstrata accumulated a 19.9% ownership in Falconbridge Limited, which owned 100% of Noranda Aluminum, Inc. at that time. On August 15, 2006, through a tender offer, Xstrata effectively acquired the remaining 80.1% of shares of Falconbridge Limited, which resulted in Noranda Aluminum, Inc. being Xstrata’s wholly owned subsidiary (the “Xstrata Acquisition”). The financial information in this report may not reflect what our results of operations, financial position, cash flows or costs and expenses would have been if we had been a separate, stand-alone company during the Predecessor periods.

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” included in the Company’s Registration Statement on Form S-1, as amended, filed on July 17, 2008, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our substantial indebtedness described in this report, and the possibility that we may incur more indebtedness;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	repayment of our debt is dependent on cash flow generated by our subsidiaries;

•	the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in our earnings and cash flows;

•	a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of our products;

•	losses caused by disruptions in the supply of electrical power;

•	fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products;

•	the effectiveness of our hedging strategies in reducing the variability of our cash flows;

•	unexpected issues arising in connection with our joint ventures;

•	the effects of competition in our business lines;

•	the relative appeal of aluminum compared with alternative materials;

•	our ability to retain customers, a substantial number of which do not have long-term contractual arrangements with us;

•	our ability to fulfill our business’s substantial capital investment needs;

•	the cost of compliance with and liabilities under environmental, safety, production and product regulations;

•	natural disasters and other unplanned business interruptions;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs, including at St. Ann, where we are currently negotiating new labor contracts;

•	unexpected issues arising in connection with our operations outside of the United States;

•	our ability to retain key management personnel;

•	our expectations with respect to our acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions;

•	the ability of our insurance to cover fully our potential exposures; and

•	our lack of history as an independent company or financial statements that reflect operation as an independent company.

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

Reconciliation of Net Income (Loss) between Noranda AcquisitionCo and Noranda HoldingCo

Noranda HoldingCo was formed on March 27, 2007, and its principal asset is its wholly owned subsidiary, Noranda AcquisitionCo, which was also formed on March 27, 2007 for the purpose of acquiring Noranda Intermediate Holding Corporation. The following table reconciles the results of operations of Noranda HoldingCo and Noranda AcquisitionCo:

	Predecessor	Successor	Successor
	For the period April 1, 2007 to May 17, 2007	For the period May 18, 2007 to June 30, 2007	For the three months ended June 30, 2008
	$	$	$
Consolidated net (loss) income of Noranda AcquisitionCo	(15,540)	9,259	7,686
HoldCo interest expense	—	(12,837)	(5,529)
HoldCo director and other fees	—	(400)	(962)
HoldCo tax effects	—	4,327	2,284

Consolidated net income of Noranda HoldingCo	(15,540)	349	3,479

	Predecessor	Successor	Successor
	For the period January 1, 2007 to May 17, 2007	For the period May 18, 2007 to June 30, 2007	For the six months ended June 30, 2008
	$	$	$
Consolidated net income of Noranda AcquisitionCo	14,257	9,259	28,722
HoldCo interest expense	—	(12,837)	(11,366)
HoldCo director and other fees	—	(400)	(998)
HoldCo tax effects	—	4,327	4,327

Consolidated net income of Noranda HoldingCo	14,257	349	20,685

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

-	Revenue recognition	-	Share-based payments
-	Impairment of long-lived assets	-	Inventory valuation
-	Environmental expenditures	-	Asset retirement obligations
-	Pensions and post-retirement benefits	-	Income taxes
-	Derivative instruments and hedging activities

See Note 1 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2007 included in the Company’s Registration Statement on Form S-1, as amended, filed on July 17, 2008 for a discussion of our critical accounting policies. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. See also Note 1 to the financial statements included elsewhere in this report For Pending Accounting Pronouncements.

	Predecessor	Predecessor	Successor	Successor	Successor
(in millions, except per share data)	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	For the three months ended June 30, 2008	For the six months ended June 30, 2008 and as of June 30, 2008
Statement of Operations Data:
Sales	$527.7	$183.1	$190.6	$347.2	$647.5
Operating costs and expenses
Cost of sales	424.5	148.9	169.0	291.3	533.9
Selling, general and administrative expenses and other	16.8	8.5	8.5	20.9	36.7

	441.3	157.4	177.5	312.2	570.6

Operating income	86.4	25.7	13.1	35.0	76.9
Other expenses (income)
Interest expense, net	6.2	3.1	14.4	22.2	46.4
Loss (gain) on derivative instruments and hedging activities	56.6	55.3	(0.2)	10.6	5.0
Equity in net income of investments in affiliates	(4.3)	(2.3)	(1.7)	(2.9)	(5.5)

Income before income taxes	27.9	30.4	0.6	5.1	31.0
Income tax expense	13.6	(14.9)	0.2	1.6	10.3

Net income for the period	$14.3	$(15.5)	$0.4	$3.5	$20.7

Net income per share
Basic			$0.02	$0.16	$0.95
Diluted			0.02	0.16	0.95
Weighted-average shares outstanding
Basic			21.56	21.74	21.70
Diluted			21.56	21.90	21.86
Cash dividends declared per common share			$10.00	$4.70	$4.70
Balance sheet data:
Cash and cash equivalents					$22.7
Property, plant and equipment, net					1,121.5
Common stock subject to redemption					2.0
Long-term debt (including current portion)					276.8
Shareholders’ equity (deficiency)					71.4
Working capital
Cash flow data:
Operating activities	$41.2		$68.3	22.0	$100.6
Investing activities	5.1		(1,165.1)	(15.2)	(23.3)
Financing activities	(83.7)		1,113.8	(132.4)	(130.3)
Financial and other data:
EBITDA (7)	$63.8	$(16.9)	$27.8	52.0	126.7
Net cash cost for primary aluminum (per pound) (6)	$0.74	$0.73	$0.77	$0.82	$0.77
Shipments (pounds in millions)
Upstream
External customers	198.3	64.9	65.9	124.4	246.8
Intersegment	12.1	1.3	1.3	18.1	40.6

Total	210.4	66.2	67.2	142.5	287.4

Downstream	135.6 (5)	47.7	49.1	92.6	178.4

Results of Operations

	Pro Forma (1)	Successor	Pro Forma (1)	Successor
(in millions)	For the three months ended June 30, 2007	For the three months ended June 30, 2008	For the six months ended June 30, 2007	For the six months ended June 30, 2008
Statement of Operations Data:
Sales	$373.7	$347.2	$718.3	$647.5
Operating costs and expenses
Cost of sales	322.3	291.3	606.3	533.9
Selling, general and administrative expenses and other	17.2	20.9	25.8	36.7

	339.5	312.2	632.1	570.6

Operating income	34.2	35.0	86.2	76.9
Other expenses (income)
Interest expense, net	28.1	22.2	56.2	46.4
Loss (gain) on derivative instruments and hedging activities	55.1	10.6	56.4	5.0
Equity in net income of investments in affiliates	(4.0)	(2.9)	(5.9)	(5.5)
Other, net	—	—	—	—

Total other expenses	79.2	29.9	106.7	45.9

Income (loss) before income taxes	(45.0)	5.1	(20.5)	31.0
Income tax expense (benefit)	(20.5)	1.6	(3.2)	10.3

Net income (loss) for the period	(24.5)	3.5	(17.3)	20.7

Sales by segment
Upstream	183.0	181.0	369.4	340.3
Downstream	190.7	166.2	348.9	307.2

Total	373.7	347.2	718.3	647.5

Operating income
Upstream	34.1	39.1	84.6	78.3
Downstream	0.1	(4.1)	1.6	(1.4)

Total	$34.2	$35.0	$86.2	$76.9

Balance Sheet Data
Cash and cash equivalents				$22.7
Long-term debt (including current portion) (2)				1,121.5
Common stock subject to redemption				2.0
Shareholders’ equity (deficiency)				276.8
Working capital (3)				71.4
Cash Flow Data:
Operating activities		$22.1		$100.6
Investing activities		(15.2)		(23.3)
Financing activities		(132.4)		(130.3)
Financial and Other Data:
Average realized Midwest transaction price (4)	$1.30	$1.38	$1.30	$1.30
Shipments (pounds in millions):
Upstream
External customers	130.8	124.4	264.2	246.8
Intersegment	2.6	18.1	13.4	40.6

Total	133.4	142.5	277.6	287.4

Downstream	96.8 (5)	92.6	184.7 (5)	178.4

See accompanying notes on following page.

(1)	See “Supplemental Pro Forma Condensed Consolidated Statements of Operations” which follows.
(2)	Long-term debt includes long-term debt due to related parties and to third parties, including current installments of long-term debt. For the Successor period long-term debt does not include issued and undrawn letters of credit under the existing $250.0 million revolving credit facility.
(3)	Working capital is defined as current assets net of current liabilities.
(4)	The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot on the London Metals Exchange (the “LME”) and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing, the sum of which is known as the Midwest transaction price, or MWTP. As approximately 80% of our products are sold at the prior month’s MWTP, we calculate a “realized” MWTP which reflects the specific pricing of sale transactions in each period.
(5)	Excludes shipments related to brokered metal sales.
(6)	Unit net cash cost for primary aluminum per pound represents our net cash costs of producing commodity grade aluminum as priced on the LME plus the Midwest premium. We have provided unit net cash cost per pound of aluminum shipped because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit net cash costs per pound shipped. Unit net cash cost per pound is positively or negatively impacted by changes in production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs.

Unit net cash costs is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Unit net cash costs per pound shipped should not be considered in isolation from or as an alternative to any performance measures derived in accordance with U.S. GAAP. Unit net cash costs per pound shipped has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results under U.S. GAAP.

The following table summarizes the unit net cash costs for primary aluminum for the upstream segment for the periods presented:

	Predecessor	Predecessor	Successor	Successor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	Three months ended June 30, 2008	Six months ended June 30, 2008
	$	$	$	$	$
Total upstream cash cost (in millions)	158.8	51.0	48.4	116.2	220.2
Total shipments (pounds in millions)	210.4	66.2	67.2	142.5	287.4

Net upstream cash cost for primary aluminum	0.75	0.77	0.72	0.82	0.77

The following table reconciles the upstream segment’s cost of sales to the total upstream cash cost for primary aluminum the periods presented (in millions):

	Predecessor	Predecessor	Successor	Successor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	Three months ended June 30, 2008	Six months ended June 30, 2008
	$	$	$	$	$
Upstream cost of sales	186.6	61.9	69.4	123.4	232.0
Downstream cost of sales	237.9	87.0	99.6	167.9	301.9

Total cost of sales	424.5	148.9	169.0	291.3	533.9

Upstream cost of sales	186.6	61.9	69.4	123.4	232.0
LIFO and lower of cost or market adjustments(a)	(0.7)	5.2	(4.5)	(8.6)	(12.9)
Fabrication premium(b)	(18.1)	(6.0)	(6.1)	(11.4)	(22.8)
Depreciation expense— upstream	(20.8)	(7.1)	(9.6)	(17.7)	(35.3)
Joint ventures impact(c)	(8.6)	(3.5)	(2.8)	(2.2)	(7.1)
Selling, general and administrative expenses(d)	4.4	1.4	1.4	3.5	6.8
Intersegment eliminations(e)	16.0	(0.9)	0.6	29.2	59.5

Total upstream cash cost of primary aluminum	158.8	51.0	48.4	116.2	220.2

(a)	Reflects the conversion from LIFO to FIFO method of inventory costing, including removing the effects of adjustments to reflect the lower of cost, or market value.
(b)	Our value-added products, such as billet, rod and foundry, earn a fabrication premium over MWTP. To allow comparison of our upstream per unit costs to the MWTP, we exclude the fabrication premium in determining upstream cash costs for primary aluminum.
(c)	Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri.

To reflect the underlying economics of the vertically integrated upstream business, this adjustment reflects the favorable impact that third party joint venture sales have on our upstream cash cost for primary aluminum, for the following aggregated periods:

	Predecessor	Predecessor	Successor	Successor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	Three months ended June 30, 2008	Six months ended June 30, 2008
(in millions)	$	$	$	$	$
Equity in net income of investments in affiliates	4.5	2.5	1.4	2.9	5.5
Depreciation and amortization not reflected in cost of sales	3.0	0.7	1.0	2.0	3.8
Net tax expense	1.2	0.3	0.3	(2.6)	(2.1)
Interest income	(0.1)	—	0.1	(0.1)	(0.1)

Total impact of joint ventures	8.6	3.5	2.8	2.2	7.1

(d)	Represents certain selling, general and administrative costs which management believes are a component of upstream cash costs for primary aluminum, but which are not included in cost of goods.
(e)	Reflects the cost of sales associated with transfers from upstream to downstream, as those costs are reflected in downstream cost of sales.

(7)	EBITDA represents net income before income taxes, net interest expense and depreciation and amortization. We have provided EBITDA herein because we believe it provides investors with additional information to measure our performance. We use EBITDA as one criterion for evaluating our performance relative to our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

EBITDA is not a measure of financial performance under generally accepted accounting principles, or GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. EBITDA should not be considered in isolation from or as alternatives to net income, income from continuing operations, operating income or any other performance measures derived in accordance with GAAP. EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

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

The following table reconciles net income to EBITDA for the periods presented:

	Predecessor	Predecessor	Successor	Successor	Successor
(in millions)	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	Three Months ended June 30, 2008	Six months ended June 30, 2008
Net income	$14.3	$(15.5)	$0.4	$3.5	$20.7
Income taxes	13.6	(14.9)	0.2	1.6	10.3
Interest expense, net	6.2	3.2	14.3	22.2	46.4
Depreciation and amortization	29.7	10.3	12.9	24.7	49.3

EBITDA	$63.8	$(16.9)	$27.8	$52.0	$126.7

The results of operations, cash flows and financial condition for the Predecessor and Successor periods reflect different bases of accounting due to the impact on the financial statements of the Xstrata and Apollo acquisitions, and the resulting purchase price allocations. The comparability of these periods is also limited by other changes inherent from one acquisition to another, such as operating as a stand-alone company in the Successor period versus operating as a subsidiary of a larger company in the Predecessor periods.

To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion of the historical results of operations for the Predecessor periods from January 1, 2007 to May 17, 2007, and April 1, 2007 to May 17, 2007 and the Successor periods from May 18, 2007 to June 30, 2007 and for the three and six months ended June 30, 2008.

Beginning on page 44 we have supplemented our discussion of historical results with an analysis of the pro forma results of operations for the three and six month periods ended June 30, 2007, reflecting pro forma assumptions and adjustments as if the Apollo Acquisition had occurred on January 1, 2007. We believe presenting this pro forma information is beneficial to the reader because the impact of the purchase accounting associated with the Apollo Acquisition in 2007 impacts the comparability of the financial information for the historic periods presented. We believe this pro forma presentation provides the reader with additional information from which to analyze our financial results.

You should read the following discussion of our results of operations and financial condition in conjunction with the unaudited condensed consolidated financial statements and related to notes included elsewhere herein.

Historical Results of Operations—Predecessor periods from January 1, 2007 to May 17, 2007, and April 1, 2007 to May 17, 2007 and Successor periods from May 18, 2007 to June 30, 2007 and for the three and six months ended June 30, 2008

Sales

	Predecessor		Successor
	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	Six months ended June 30, 2008	Three months ended June 30, 2008
	$	$	$	$	$
Upstream:
Sales	275.2	88.8	94.2	340.3	181.0
Sales, excluding external alumina sales	275.2	88.8	93.1	340.3	181.0
External shipments	198.3	64.9	65.9	246.8	124.4
Average price per pound	1.39	1.37	1.41	1.38	1.45

Downstream:
Sales	252.5	94.3	96.4	307.2	166.2
Sales, excluding brokered metal	244.3	86.3	88.4	307.2	166.2
Pounds shipped (millions)	135.6	47.7	49.1	178.4	92.6
Average price per pound	1.80	1.81	1.80	1.72	1.79

Upstream and downstream sales per pound shipped fluctuated within a narrow range during the Predecessor period of 2007, reflecting the movement in the price of aluminum set on the London Metals Exchange (the “LME price”) and Midwest Transfer Premium during the periods, which were at relative peaks during the first six months of both 2007 and 2008.

In planning for 2007, management anticipated a significant increase in demand for downstream products, and entered into take-or-pay contracts to purchase fixed quantities of commodity-grade sow and other metals from external sources. With the softening of the housing market in mid-to-late 2007, the downstream business’ commodity grade sow requirements were less than originally anticipated. In certain cases the downstream business made arrangements to sell these contracted metal quantities to others. These sales are referred to as “brokered metal” sales, and were priced at or near the Company’s cost of purchasing the quantities. There were no brokered metal sales in 2008.

For 2008, the upstream business has increased its intersegment shipments to the downstream segment, primarily due to a decrease in demand for value-added products related to the softening of the U.S. economy and its impact on the housing and construction industry.

Cost of sales

	Predecessor		Successor
	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	Six months ended June 30, 2008	Three months ended June 30, 2008
	$	$	$	$	$
Upstream:
Cost of sales	186.6	61.9	69.4	232.0	123.4
Cost of sales, excluding external alumina cost of sales	186.6	61.9	68.3	232.0	123.4
External shipments	198.3	64.9	65.9	246.8	124.4
Average cost per pound	0.94	0.95	1.04	0.94	0.99

Downstream:
Cost of sales	237.9	87.0	99.6	301.9	167.9
Cost of sales, excluding brokered metal	229.7	78.8	91.6	301.9	167.9
Pounds shipped (millions)	135.6	47.7	49.1	178.4	92.6
Average cost per pound	1.69	1.65	1.87	1.69	1.81

Upstream and downstream costs per pound shipped fluctuated within a narrow range during the Predecessor period of 2007, reflecting the cost levels inherent in the inventory valuation from the Xstrata Acquisition completed in August 2006 and the relatively stable cost environment.

Average cost per pound shipped during the May 18, 2007 to June 30, 2007 Successor period is substantially higher than in the April 1, 2007 to May 17, 2007 Predecessor period reflecting the impact of a step-up in the cost basis of inventory at the time of the Apollo Acquisition and the impact of higher depreciation expense resulting from the higher purchase price allocation to property, plant and equipment. Current selling price is a key factor in the valuation of inventory in a purchase accounting allocation, and the LME price is a significant portion of the current selling price for the Company’s products. At the time of the Apollo Acquisition, the LME price was approximately $1.27 per pound, compared to $1.12 per pound at the time of the Xstrata Acquisition.

Upstream and downstream costs per pound shipped fluctuated within a narrow range during the Successor periods for the three and six months ended June 30, 2008. Though costs per pound shipped were higher in comparison to the Predecessor periods from January 1, 2007 to May 17, 2007 and April 1, 2007 to May 17, 2007 because of the previously discussed impact of the higher per pound valuation and higher depreciation from the Apollo Acquisition, costs per pound were lower than the Successor period immediately following the Apollo Acquisition (May 18, 2007 to June 30, 2007). This results from the fact the Company’s production costs are significantly below the acquisition date valuations on a per pound basis, such that under the LIFO costing method utilized by the Company, as inventory quantities increase above the quantity levels present at the time of the Apollo acquisition, the average per pound cost of sales decreases. Costs in the Successor period for the three months ended June 30, 2008 are higher than in the Successor three months ended March 31, 2008 because of rising production costs in the three months ended June 30, 2008 time frame, and the fact that costs per pound shipped during the three months ended March 31, 2008 reflected the sell-through of inventory that had been previously written down to reflect market valuation adjustments at December 31, 2007.

Selling, general and administrative expenses and other (SG&A)

	Predecessor		Successor
	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	Six months ended June 30, 2008	Three months ended June 30, 2008
SG&A Expenses	$16.8	8.5	8.5	36.7	20.9
As % of Sales	3.2%	4.6%	4.5%	5.7%	6.0%

As a percentage of sales, SG&A is higher in the Successor periods than in Predecessor periods due to the costs of transition to a stand-alone Company. These increases include stock compensation expense (including $4.1 million expense related to re-pricing of stock options), additional consulting, registration, and sponsor fees.

Operating income

	Predecessor		Successor
	Period from January 1, 2007 to May 17, 2007	Period from April 1, 2007 to May 17, 2007	Period from May 18, 2007 to June 30, 2007	Six months ended June 30, 2008	Three months ended June 30, 2008
Operating income	$86.4	25.7	13.1	76.9	35.0
As % of Sales	16.4%	14.0%	6.9%	11.9%	10.1%

The decrease in operating income as a percent of sales to 6.9% in the Successor period was primarily due to the impact of purchase accounting adjustments, related to depreciation and inventory step up, the lower margin on brokered metal sales and the increase in SG&A expenses during the Successor period.

Supplemental Pro Forma Condensed Consolidated Statement of Operations for

the Three Months Ended June 30, 2007

(in millions, except per share data)

This supplemental pro forma condensed consolidated statement of operations for the three months ended June 30, 2007, on a pro forma basis, reflects the pro forma assumptions and adjustments as if the Apollo Transactions occurred on April 1, 2007.

	Predecessor	Successor			Pro Forma Noranda Aluminum Holding Corporation
	Period from April 1, 2007 to May 17, 2007(1)	Period from May 18, 2007 to June 30, 2007(1)	Pro Forma adjustments		Three months ended June 30, 2007
	$	$	$		$
Sales	183.1	190.6	—		373.7
Operating costs and expenses
Cost of sales	148.9	169.0	4.4	(2)	322.3
Selling, general and administrative expenses and other	8.5	8.5	0.2	(3)	17.2

	157.4	177.5	4.6		339.5

Operating income	25.7	13.1	(4.6)		34.2

Other expenses (income)
Interest expense, (income) net
Parent and related party	3.3	—	(4.1	) (4)	(0.8)
Other	(0.2)	14.4	14.7	(5)	28.9
Loss (gain) on derivative instruments and hedging activities	55.3	(0.2)	—		55.1
Equity in net income of investments in affiliates	(2.3)	(1.7)	—	(6)	(4.0)

Income (loss) before income taxes	56.1	12.5	10.6		79.2

Income tax expense (benefit)	(30.4)	0.6	(15.2)		(45.0)
Net income (loss)	(14.9)	0.2	(5.8	) (7)	(20.5)

	(15.5)	0.4	(9.4)		(24.5)

(1)	Represents the historical consolidated results of operations.
(2)	Reflects an increase of $4.3 million of depreciation resulting from fair value adjustments to property, plant and equipment as a result of the Apollo Acquisition. The adjustment also reflects an increase of $0.1 million resulting from the fair value adjustment to inventory as a result of the Apollo Acquisition.
(3)	Includes an increase of amortization resulting from fair value adjustments to amortizable intangible assets as a result of the Apollo Acquisition.
(4)	Reflects the elimination of historical intercompany interest income and expenses, related to intercompany balances which were not acquired as part of the Apollo Acquisition.
(5)	Reflects the net effect of the increase in interest expense related to the additional indebtedness, incurred in the Apollo Transactions and the Special Dividend in the aggregate principal amount of $1,227.8 million, bearing interest at a weighted-average interest rate of 8.3%. The interest rates used for pro forma purposes are based on assumptions of the rates at the time of the acquisition. The adjustment assumes straight-line amortization of related deferred financing costs. A 0.125% change in the interest rates on our pro forma indebtedness would change our annual pro forma interest expense by approximately $1.5 million.
(6)	Reflects an increase of amortization of excess of carrying value of investment over Noranda’s share of the investments’ underlying net assets resulting from the fair value adjustments to Noranda’s joint ventures as a result of the Apollo Acquisition.
(7)	Reflects the estimated tax effect of the pro forma adjustments at Noranda’s statutory tax rate.

Supplemental Pro Forma Condensed Consolidated Statement of Operations for

the Six Months Ended June 30, 2007

(in millions, except per share data)

This supplemental pro forma condensed consolidated statement of operations for the six months ended June 30, 2007, on a pro forma basis, reflects the pro forma assumptions and adjustments as if the Apollo Transactions occurred on January 1, 2007.

	Predecessor	Successor			Pro Forma Noranda Aluminum Holding Corporation
	Period from January 1, 2007 to May 17, 2007(1)	Period from May 18, 2007 to June 30, 2007(1)	Pro Forma adjustments		Six months ended June 30, 2007
	$	$	$		$
Sales	527.7	190.6	—		718.3
Operating costs and expenses
Cost of sales	424.5	169.0	12.8	(2)	606.3
Selling, general and administrative expenses and other	16.8	8.5	0.5	(3)	25.8

	441.3	177.5	13.3		632.1

Operating income	86.4	13.1	(13.3)		86.2

Other expenses (income)
Interest expense, (income) net
Parent and related party	7.2	—	(7.2	)(4)	—
Other	(1.0)	14.4	42.8	(5)	56.2
Loss (gain) on derivative instruments and hedging activities	56.6	(0.2)	—		56.4
Equity in net income of investments in affiliates	(4.3)	(1.7)	0.1	(6)	(5.9)

	58.5	12.5	35.7		106.7

Income (loss) before income taxes	27.9	0.6	(49.0)		(20.5)
Income tax expense (benefit)	13.6	0.2	(17.0	)(7)	(3.2)

Net income (loss)	14.3	0.4	(32.0)		(17.3)

(1)	Represents the historical consolidated results of operations.
(2)	Reflects an increase of $12.5 million of depreciation resulting from fair value adjustments to property, plant and equipment as a result of the Apollo Acquisition. The adjustment also reflects an increase of $0.3 million resulting from the fair value adjustment to inventory as a result of the Apollo Acquisition.
(3)	Includes an increase of amortization resulting from fair value adjustments to amortizable intangible assets as a result of the Apollo Acquisition.
(4)	Reflects the elimination of historical intercompany interest income and expenses, related to intercompany balances which were not acquired as part of the Apollo Acquisition.
(5)	Reflects the net effect of the increase in interest expense related to the additional indebtedness, incurred in the Apollo Transactions and the Special Dividend in the aggregate principal amount of $1,227.8 million, bearing interest at a weighted-average interest rate of 8.3%. The interest rates used for pro forma purposes are based on assumptions of the rates at the time of the acquisition. The adjustment assumes straight-line amortization of related deferred financing costs. A 0.125% change in the interest rates on our pro forma indebtedness would change our annual pro forma interest expense by $1.5 million.
(6)	Reflects an increase of amortization of excess of carrying value of investment over Noranda’s share of the investments’ underlying net assets resulting from the fair value adjustments to Noranda’s joint ventures as a result of the Apollo Acquisition.
(7)	Reflects the estimated tax effect of the pro forma adjustments at Noranda’s statutory tax rate.

Three months ended June 30, 2007 on a pro forma basis compared to three months ended June 30, 2008.

Sales

Sales in the three months ended June 30, 2008 were 347.2 million, compared to $373.7 million in the three months ended June 30, 2007 on a pro forma basis, a decrease of 7.1%.

Total upstream metal shipments for the second quarter of 2008 were 142.5 million pounds, up 9.1 million pounds from the 133.4 million pounds shipped during the second quarter last year. Of the total amount shipped, 124.4 million pounds were shipped to external customers, while the remaining 18.1 million pounds were intersegment shipments to our downstream business. External shipments were down 6.4 million pounds as a result of a decline in demand for value-added products utilized in the housing and construction industry. This decline was more than offset by a 15.5 million pound increase in shipments to our downstream operation. Our integrated operations provide us the flexibility to shift our upstream production to our downstream business and reduce our overall external purchase commitments.

Sales in the downstream business were $166.2 million, down 12.8% from the $190.7 million reported for the second quarter of 2007. The decrease in downstream sales was impacted by a 4.3% decline in volume and a $16.2 million reduction in brokered metal sales during the second quarter of 2008.

Cost of sales

Cost of sales in the three months ended June 30, 2008 was $291.3 million, compared to $322.3 million in the three months ended June 30, 2007 on a pro forma basis, a decrease of $31.0 million. Cost of sales was impacted primarily by lower shipment volumes to external customers, reduced energy costs and purchased aluminum costs.

Cost of sales in our upstream business was $123.4 million in the three months ended June 30, 2008, compared to $134.4 million in the three months ended June 30, 2007 on a pro forma basis, a decrease of $11.0 million. A 6.4 million pound decrease in third party shipments was the primary reason for the decrease.

Cost of sales in our downstream business decreased by $20.0 million to $167.9 million in the three months ended June 30, 2008, compared to $187.9 million in the three months ended June 30, 2007 on a pro forma basis. Cost of sales in the three months ended June 30, 2008 included no LIFO adjustment compared to $4.5 million on a pro forma basis in the three months ended June 30, 2007. The decrease relates to lower third party shipment volumes with an approximate $5.8 million impact. The remainder of the difference relates to reduced operating and primary metal costs (primarily related to lower LME prices) as well as a pro forma adjustment of $1.4 million to cost of goods sold.

Selling, general and administrative expenses and other

Selling, general and administrative expenses and other in the three months ended June 30, 2008, was $20.9 million, compared to $17.2 million in the three months ended June 30, 2007 on a pro forma basis, an increase of $3.7 million. This variance results primarily from consulting and other professional fees associated with the Company’s registration statement processes, as well as other activities associated with the transition to operating as a stand-alone company.

Operating income

Operating income in the three months ended June 30, 2008 was $35.0 million, compared to $34.2 million in the three months ended June 30, 2007 on a pro forma basis, a decrease of $0.8 million. This decrease was primarily the result of the net effect of the items described above.

Interest expense (income), net

Interest expense (income), net in the three months ended June 30, 2008 was $22.2 million, compared to $28.1 million in the three months ended June 30, 2007 on a pro forma basis, a decrease of $5.9 million. This decrease was primarily the result of a lower outstanding debt balance at June 30, 2008 as compared to the pro forma debt balance at June 30, 2007.

Loss (gain) on derivative instruments and hedging activities

Loss (gain) on derivative instruments and hedging activities consisted of a loss of $10.6 million in the three months ended June 30, 2008 compared to a loss of $55.1 million in the three months ended June 30, 2007 on a pro forma basis. The difference for the three months ended June 30, 2008 was related to changes in fair value of our fixed-price aluminum swaps and interest rate swaps, as well as the hedge ineffectiveness associated with our cash flow hedges.

Equity in net income of investment in affiliates

Equity in net income of investments in affiliates was $4.0 million for the three months ended June 30, 2007 on a pro forma basis compared to a balance of $2.9 million for the three months ended June 30, 2008, resulting in a decrease of $1.1 million. This decrease was primarily attributable to higher energy costs, including natural gas at Gramercy and oil at St. Ann, which offset the impact of a $5.3 million ($2.6 million Company share) tax credit within the St. Ann joint venture. See Note 16 to the notes to the condensed consolidated financial statements contained elsewhere in this report for further discussion.

Income taxes

Income tax benefit totaled $20.5 million in the three months ended June 30, 2007 on a pro forma basis, compared to an expense of $1.6 million in the three months ended June 30, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 31.3% for the three months ended June 30, 2008, compared with an effective tax rate of 45.6% for the three months ended June 30, 2007 on a pro forma basis. The higher effective tax rate was primarily related to a permanent difference in cancellation of debt income related to the divestiture of a subsidiary.

Net income

Net income increased by $28.0 million from a loss of $24.5 million in the three months ended June 30, 2007 on a pro forma basis to income of $3.5 million in the three months ended June 30, 2008. These increases are a result of the net effect of the items described above.

Six months ended June 30, 2007 on a pro forma basis compared to six months ended June 30, 2008.

Sales

Sales in the six months ended June 30, 2008 were $647.5 million, compared to $718.3 million in the six months ended June 30, 2007 on a pro forma basis, a decrease of 9.9%. This decrease primarily resulted from reduced upstream and downstream shipments to external customers, increased intersegment shipments, and lower brokered metal sales from our downstream business.

Sales to external customers in the upstream business for the six months ended June 30, 2008, decreased 7.9% to $340.3 million from the $369.4 million reported for the same period last year. The decrease in sales resulted from lower value-added sales and from volume that shifted from external commodity sow sales to intersegment shipments to our downstream business.

Total upstream metal shipments for the first six months of 2008 were 287.4 million pounds, up 9.8 million pounds from the 277.6 million pounds shipped during the first six months of last year. Of the total amount shipped, 246.8 million pounds were shipped to external customers, while the remaining 40.6 million pounds were intersegment shipments to our downstream business. External shipments were down 17.4 million pounds as a result of a decline in demand for value-added products utilized in the housing and construction industry. This decline was more than offset by a 27.2 million pound increase in shipments to our downstream operation. Our integrated operations provide us the flexibility to shift our upstream production to our downstream business and reduce our overall external purchase commitments.

Sales in the downstream business were $307.2 million, down 12.0% from the $348.9 million reported for the first six months of 2007. The decrease in downstream sales was impacted by a 3.4% decline in volume a $16.2 million reduction in brokered metal sales during the first half of 2008.

Cost of sales

Cost of sales in the six months ended June 30, 2008 was $533.9 million, compared to $606.3 million in the six months ended June 30, 2007 on a pro forma basis, a decrease of $72.4 million. Cost of sales was impacted primarily by lower shipment volumes to external customers, reduced energy costs and purchased aluminum costs as well as a $10.2 million LIFO adjustment.

Cost of sales in our upstream business was $232.0 million in the six months ended June 30, 2008, compared to $264.7 million in the six months ended June 30, 2007 on a pro forma basis, a decrease of $32.7 million. This decrease relates to lower third party shipment volumes with an approximate $13.3 million impact, an $8.7 million pro forma inventory cost adjustment in the 2007 period, and the impact of the sell through of inventory whose cost base had been reduced by a $5.3 lower of cost or marked reserve at December 31, 2007).

Cost of sales in our downstream business decreased by $39.7 million to $301.9 million in the six months ended June 30, 2008, compared to $341.6 million in the six months ended June 30, 2007 on a pro forma basis. The decrease relates to lower third party shipment volumes with an approximate $10.0 million impact, reduced operating and primary metal costs of $16.6 million (primarily related to lower LME prices and a $4.1 million pro forma adjustment), and $13.1 million reduction in lower of cost or market.

Selling, general and administrative expenses and other

Selling, general and administrative expenses and other in the six months ended June 30, 2008 was $36.7 million, compared to $25.8 million in the six months ended June 30, 2007 on a pro forma basis, an increase of $10.9 million. This variance results primarily from an $8.4 million increase in consulting and other professional fees associated with activities related to the transition to operating as a stand-alone company, including costs incurred in the Company’s debt and equity registration processes.

Operating income

Operating income in the six months ended June 30, 2008 was $76.9 million, compared to $86.2 million in the six months ended June 30, 2007 on a pro forma basis, a decrease of $9.3 million. This decrease was primarily the result of the net effect of the items described above.

Interest expense (income), net

Interest expense (income), net in the six months ended June 30, 2008 was $46.4 million, compared to $56.2 million in the six months ended June 30, 2007 on a pro forma basis, a decrease of $9.8 million. This decrease was primarily the result of a lower outstanding debt balance at June 30, 2008 as compared to the pro forma debt balance at June 30, 2007.

Loss (gain) on derivative instruments and hedging activities

Loss (gain) on derivative instruments and hedging activities consisted of a loss of $5.0 million in the six months ended June 30, 2008 compared to a loss of $56.4 million in the six months ended June 30, 2007 on a pro forma basis. The difference for the six months ended June 30, 2008 was related to changes in fair value of our fixed-price aluminum swaps and interest rate swaps, as well as the hedge ineffectiveness associated with our cash flow hedges.

Equity in net income of investment in affiliates

Equity in net income of investments in affiliates was $5.9 million for the six months ended June 30, 2007 on a pro forma basis compared to $5.5 million for the six months ended June 30, 2008, resulting in a decrease of $0.4 million. In June 2006, the St. Ann joint venture recorded a $5.3 million tax credit. The Company’s share of this gain, $2.6 million, was offset by higher energy costs at the joint venture’s operating facilities, specifically natural gas at Gramercy and oil at St. Ann.

Income taxes

Income tax benefit was $3.2 million for the six months ended June 30, 2007 on a pro forma basis, compared to an expense of $10.3 million in the six months ended June 30, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 33.2% for the six months ended June 30, 2008, compared with an effective tax rate of 15.6% for the six months ended June 30, 2007 on a pro forma basis. The higher effective tax rate was primarily related to a permanent difference in cancellation of debt income related to the divestiture of a subsidiary.

Net (loss) income

Net (loss) income increased from a balance of ($17.3) million in the six months ended June 30, 2007 on a pro forma basis to $20.7 million in the six months ended June 30, 2008. These increases are a result of the net effect of the items described above.

Liquidity and Capital Resources

The following table sets forth certain historical consolidated cash flow information for the following periods:

Six months ended June 30, 2007 compared to six months ended June 30, 2008

	Predecessor	Successor	Successor
	For the period from January 1, 2007 to May 17, 2007	For the period from May 18, 2007 to June 30, 2007	For the six months ended June 30, 2008
(in thousands)	$	$	$
Cash provided by operating activities	41.2	68.3	100.6
Cash provided by (used in) investing activities	5.1	(1,165.1)	(23.3)
Cash (used in) provided by financing activities	(83.7)	1,113.8	(130.3)

Net change in cash and cash equivalents	(37.4)	17.0	(53.0)

Operating Activities

Net cash provided by operating activities totaled $100.6 million in the six months ended June 30, 2008, compared to $41.2 million for the period from January 1, 2007 to May 17, 2007 and $68.3 million for the period from May 18, 2007 to June 30, 2007. The decrease in cash flows from operating activities in 2008 compared with 2007 was mainly due to payment of interest in 2008.

Investing Activities

Capital expenditures were $23.3 million during the six month Successor period ended June 30, 2008, compared to $5.8 million in the Predecessor period from January 1, 2007 to May 17, 2007 and $3.6 million in the Successor period from May 18, 2007 to June 30, 2007. The higher level of capital expenditures in 2008 is primarily attributable to capital expenditure projects aimed at increasing productivity, including $7.1 million invested in the $48 million smelter expansion project in our upstream business.

During the Predecessor period from January 1, 2007 to May 17, 2007, investing cash flows were affected by a $10.9 million advance from the Predecessor parent. The Successor period from May 18, 2007 to June 30, 2007 was affected by the $1.2 billion purchase price paid by the Successor for the acquisition of Noranda Aluminum, Inc.

Financing Activities

During the Predecessor period from January 1, 2007 to May 17, 2007, financing cash flows were affected by contribution of cash from the Predecessor parent, the settlement of intercompany accounts, and the distributions of amounts to the Predecessor parent in preparation for the Apollo Acquisition.

During the Successor period from May 18, 2007 to June 30, 2007, financing cash flows were affected by the proceeds from issuance of the senior rate floating notes and the term B loans as funding for the Apollo Acquisition. The Company made a $75 million voluntary pre-payment of the term B loans in June 2008, as described in Note 8 to the financial statements included elsewhere in this report. During the six month Successor period ended June 30, 2008, the Company made a $30.3 million principal payment as called for by that facilities’ cash flow sweep provisions. As discussed in Note 8 to the financial statements included elsewhere in this report, similar cash flow sweep provisions may be required annually. The Company’s board of directors declared and the Company paid a $102.2 million dividend ($4.70 per share) in June 2008.

Predecessor Periods

Historically, our principal sources of liquidity have been cash generated from operations and available borrowings. We also, from time to time, borrowed from related-party lenders and factored certain receivables in the Predecessor periods. Our primary liquidity requirements had been the funding of capital expenditures and working capital.

Successor Period

Following the Transactions, our primary sources of liquidity are the cash flows from operations and funds available under our existing senior secured revolving credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures and debt obligations. We have incurred substantial indebtedness in connection with the Transactions and incurred additional indebtedness in connection with the payment of a special dividend to our stockholders. At June 30, 2008, we had $1.1 billion of indebtedness. Our significant debt service obligations could have material consequences to investors.

Covenant Compliance

Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing our notes restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales) if we are unable to meet defined Adjusted EBITDA to fixed charges and net senior secured debt to Adjusted EBITDA ratios. Further, the interest rates we pay under our senior secured credit facilities are determined in part by the ratio of our net senior secured debt to Adjusted EBITDA. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the covenants, which amounts accumulate with reference to our Adjusted EBITDA on a quarterly basis. With respect to the ratios with which we must comply, Adjusted EBITDA is computed on a trailing four quarter basis and the minimum or maximum amounts generally required by those covenants and our performance against those minimum or maximum levels are summarized below:

	Requirement		Actual
			December 31, 2007	June 30, 2008
HoldCo:
Senior Floating Rate Notes(1)(2)	1.75 to 1.0		2.8 to 1	3.1 to 1
AcquisitionCo:
Senior Floating Rate Notes(1)(2)	2.0 to 1.0		3.7 to 1	4.0 to 1
Senior Secured Credit Facilities(3)(4)	2.75 to 1.0	(5)	1.1 to 1	1.2 to 1

(1)	Fixed charges are computed as though the related debt was outstanding since the beginning of each twelve month calculation period, with any payments to be given effect as though made at the beginning of the period.
(2)	Covenants for the Holdco notes and AcquisitionCo notes are generally based on a minimum ratio of Adjusted EBITDA to fixed charges; however, certain provisions also require compliance with the net senior secured debt to Adjusted EBITDA ratio.
(3)	Covenants for our senior secured credit facilities are generally based on a maximum ratio of net senior secured debt to Adjusted EBITDA; however, certain provisions also require compliance with a net senior debt to Adjusted EBITDA ratio.
(4)	The senior secured credit facilities net debt covenant is calculated based on net debt outstanding under that facility. As of December 31, 2007, we had senior secured debt of $423.7 million offset by unrestricted cash and permitted investments of $75.6 million, for net debt of $348.1 million. As of June 30, 2008, we had senior secured debt of $393.5 million offset by unrestricted cash and permitted investments of $22.0 million at the AcquisitionCo level, for net debt of $371.5 million.
(5)	Maximum ratio changes to 3.0 to 1.0 at January 1, 2009.

Although we do not expect to violate any of the provisions in the agreements governing our outstanding indebtedness, these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions.

In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness.

Fixed charges, in accordance with our debt agreements, is the sum of consolidated interest expense and all cash dividend payments with respect to preferred and certain other types of our capital stock. For the purpose of calculating these ratios, pro forma effect is given to any repayment and issuance of debt, as if such transaction occurred at the beginning of the trailing four-quarter period.

Adjusted EBITDA, as presented herein and in accordance with our debt agreements, is net income before income taxes, net interest expense and depreciation and amortization adjusted to eliminate management fees to related parties, certain charges related to the use of purchase accounting and other non-cash income or expenses, which are defined in our credit documents and the indentures governing our notes.

Adjusted EBITDA is not a measure of financial performance under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, income from continuing operations, operating income or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA excludes certain tax payments that may represent a reduction in cash available to us; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness. Adjusted EBITDA also includes incremental stand-alone costs and adds back non-cash derivative gains and losses, non-recurring natural gas contract losses and certain other non-cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider our Adjusted EBITDA as an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles net income to Adjusted EBITDA for the periods presented, in accordance with the credit and the indentures governing our notes. All of the following adjustments are in accordance with the credit agreement governing our term B loans and the indentures governing our notes.

(in millions)	Twelve months ended December 31, 2006	Twelve months ended December 31, 2007	Twelve months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2008
Net income	$113.9	$22.5	$28.6	$14.6	$20.7
Income taxes	62.3	18.7	15.1	13.9	10.3
Interest expense, net	19.1	73.4	99.3	20.5	46.4
Depreciation and amortization	57.3	99.4	106.1	42.6	49.3
Joint venture EBITDA (a)	13.2	15.3	13.0	7.7	5.4
LIFO expense (b)	5.7	(5.6)	17.7	8.3	31.6
LCM adjustment (c)	—	14.3	(4.1)	4.1	(14.3)
Non-cash derivative gains and losses (d)	7.5	54.0	(1.2)	56.3	1.1
Non-recurring natural gas losses (e)	14.6	—	—	—	—
Incremental stand-alone costs (f)	(4.5)	(2.7)	—	(2.7)	—
Employee compensation items (g)	2.6	10.4	8.2	6.5	4.3
Other items, net (h)	4.6	9.6	18.3	1.6	10.3

Adjusted EBITDA	$296.3	$309.3	$301.0	$173.4	$165.1

(a)	Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. Our reported Adjusted EBITDA includes 50% of the net income of Gramercy and St. Ann, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates the following components of equity income to reflect 50% of the EBITDA of the joint ventures, for the following aggregated periods:

(in millions)	Twelve months ended December 31, 2006	Twelve months ended December 31, 2007	Last twelve months ended June 30, 2008	Six months ended June 30, 2007	Six months ended June 30, 2008
Depreciation and amortization	$8.6	$12.4	$13.7	$6.2	$7.5
Net tax expense	3.6	3.2	(0.4)	1.5	(2.1)
Interest income	(0.3)	(0.3)	(0.3)	—	—
Non-cash purchase accounting adjustments	1.3	—	—	—	—

Total joint venture EBITDA adjustments	$13.2	$15.3	$13.0	$7.7	$5.4

(b)

We use the LIFO method of inventory accounting for financial reporting and tax purposes. To achieve better matching of revenues and expenses, particularly in the downstream business where customer LME pricing terms generally correspond to the timing of primary aluminum purchases, this adjustment restates net income to the FIFO method of inventory accounting by eliminating the LIFO expenses related to inventory held at the smelter and downstream facilities. The adjustment also includes non-cash charges relating to inventories that have been revalued at fair value at the date of the Xstrata Acquisition and Apollo Acquisition and recorded in cost of sales during the periods presented resulting from the sales of inventories.

(c)	Reflects adjustments to reduce inventory to the lower of cost, adjusted for purchase accounting, to market value.
(d)	We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. We do not enter into derivative financial instruments for trading purposes. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. These amounts are net of the following cash settlements:

Six months ended June 30, 2008
Aluminum swaps—fixed price	(8.5)
Aluminum swaps—variable price	5.2
Interest rate swaps	(0.6)

Total	(3.9)

(e)	During 2006, as mandated by Falconbridge Limited, we entered into natural gas swaps for the period between April and December 2006 in response to rising natural gas costs at the end of 2005. Natural gas prices, however, decreased in 2006, and as a result, we generated losses on the natural gas swaps. Our credit documents provide for the exclusion of losses incurred from those natural gas swaps.
(f)	Reflects (i) the incremental insurance, audit and other administrative costs on a stand-alone basis, net of certain corporate overheads allocated by the former parent that we no longer expect to incur on a go-forward basis and (ii) the elimination of income from administrative and treasury services provided to Noranda Aluminum, Inc.’s former parent and its affiliates that are no longer provided.
(g)	Represents stock compensation expense, repricing of stock options and bonus payments.
(h)	Represents the elimination of non-cash and non-recurring items such as advisory fees paid in relation to our acquisition and the registration of the exchange notes, gains and losses from disposal of assets, non-recurring insurance recoveries, non-cash pension expenses, losses relating to GCA Leasing Holding, Inc., an entity retained by Xstrata in connection with the Apollo Transactions, and the annual management fee to Apollo.

The following table reconciles net income to Adjusted EBITDA for the periods presented, in accordance with the credit agreement governing our term B loans and the indentures governing our notes. All of the following adjustments are in accordance with the credit agreement governing our term B loans and the indentures governing our notes.

(in millions)	Three months ended June 30, 2007	Three months ended June 30, 2008
Net Income	$(15.2)	$3.5
Income taxes	(14.6)	1.6
Interest expense, net	17.5	22.2
Depreciation and amortization	23.3	24.7
Joint venture EBITDA (a)	3.5	1.5
LIFO expense (b)	1.0	14.0
LCM adjustment (c)	4.0	—
Non-cash derivative gains and losses (d)	55.0	2.9
Non-recurring natural gas losses (e)	—	—
Incremental stand-alone costs (f)	(1.1)	—
Employee compensation items (g)	6.5	4.2
Other items, net (h)	1.0	5.8

Adjusted EBITDA	$80.9	$80.4

(a)	Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. Our reported Adjusted EBITDA includes 50% of the net income of Gramercy and St. Ann, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates the following components of equity income to reflect 50% of the EBITDA of the joint ventures, for the following aggregated periods:

(in millions)	Three months ended June 30, 2007	Three months ended June 30, 2008
Depreciation and amortization	$2.8	$4.0
Net tax expense	0.7	(2.5)
Interest expense (income)	—	—
Non-cash purchase accounting adjustments	—	—

Total joint venture EBITDA adjustments	$3.5	$1.5

(b)

We use the LIFO method of inventory accounting for financial reporting and tax purposes. To achieve better matching of revenues and expenses, particularly in the downstream business where customer LME pricing terms generally correspond to the timing of primary aluminum purchases, this adjustment restates net income to the FIFO method of inventory accounting by eliminating the LIFO expenses related to inventory held at the smelter and downstream facilities. The adjustment also includes non-cash charges relating to inventories that have been revalued at fair value at the date of the Xstrata Acquisition and Apollo Acquisition and recorded in cost of sales during the periods presented resulting from the sales of inventories.

(c)	Reflects adjustments to reduce inventory to the lower of cost, adjusted for purchase accounting, to market value.
(d)	We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. We do not enter into derivative financial instruments for trading purposes. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. These amounts are net of the following cash settlements:

Three months ended June 30, 2008
Aluminum swaps – fixed price	(11.8)
Aluminum swaps – variable price	4.7
Interest rate swaps	(0.6)

Total	(7.7)

(e)	During 2006, as mandated by Falconbridge Limited, we entered into natural gas swaps for the period between April and December 2006 in response to rising natural gas costs at the end of 2005. Natural gas prices, however, decreased in 2006, and as a result, we generated losses on the natural gas swaps. Our credit documents provide for the exclusion of losses incurred from those natural gas swaps.
(f)	Reflects (i) the incremental insurance, audit and other administrative costs on a stand-alone basis, net of certain corporate overheads allocated by the former parent that we no longer expect to incur on a go-forward basis and (ii) the elimination of income from administrative and treasury services provided to Noranda Aluminum, Inc.’s former parent and its affiliates that are no longer provided.
(g)	Represents stock compensation expense, repricing of stock options and bonus payments.
(h)	Represents the elimination of non-cash and non-recurring items such as advisory fees paid in relation to our acquisition and the registration of the exchange notes, gains and losses from disposal of assets, non-recurring insurance recoveries, non-cash pension expenses, losses relating to GCA Leasing Holding, Inc., an entity retained by Xstrata in connection with the Apollo Transactions, and the annual management fee to Apollo.

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

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of changes in interest rates and commodity prices that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings. Except as described in the following paragraphs, there have been no material changes to our market risk disclosures in our amended Registration Statement on Form S-1 filed on July 17, 2008.

Interest Rate Hedges

We have floating-rate debt that is subject to variations in interest rates. On August 16, 2007, we entered into interest rate swap agreements to limit our exposure to floating interest rates for the periods from November 15, 2007 to November 15, 2011 with a notional amount of $500.0 million, which declines in increments over time beginning in May 2009. A 1% increase in the interest rate would increase our annual interest expense by $11.2 million prior to any consideration of the impact of the interest rate swaps.

Aluminum Hedges

We have experienced, and expect to continue to be subject to, potentially volatile primary aluminum prices. In order to reduce commodity price risk and earnings volatility in the upstream business, we have implemented a hedging strategy that locks in the aluminum price for approximately 50% of forecasted shipments through 2012 by using forward sales arrangements. We believe that this strategy will help us to reduce our price risk and earnings volatility in the upstream business. As of June 30, 2008, the Company had outstanding aluminum swaps contracts that were entered into to hedge aluminum shipments of approximately 1.3 billion pounds.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At June 30, 2008, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive loss was $314,929. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

In connection with the completion of the December 31, 2006 financial statement audit, our auditors identified post-close adjustments resulting from deficiencies in our internal control over financial reporting, which our auditors described in a letter dated March 21, 2007 as a material weakness under standards established by the American Institute of Certified Public Accountants (the “AICPA”). The AICPA defines a material weakness as a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or deterred by our internal controls. The material weakness principally related to an improperly deferred loss on natural gas hedging activities and an error in LIFO inventory reserve calculation in the financial information submitted by certain reporting units that form part of the condensed consolidated financial statements.

We are in the process of developing a remediation plan to address the material weakness discussed above. Specifically, we have taken the following steps:

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

We believe the corrective actions described above remedied the identified material weakness described above and have improved both our disclosure controls and procedures and internal control over financial reporting. However, these controls have not been tested as extensively as required for annual evaluation under Section 404. This initiative regarding the evaluations of our financial reporting and review process is an ongoing effort that we will continue to review, document and respond to. We will be required to comply with the internal control reporting requirements mandated by Section 404 for the fiscal year ended December 31, 2009. We are in the process of documenting and testing our internal control procedures in order to enable us to satisfy the requirements of Section 404 on a stand-alone basis in the future. There may be additional control procedures implemented in the future to further strengthen our controls over financial reporting.

Changes in Internal Control over Financial Reporting. Except as described above, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes from the description of our legal proceedings previously disclosed in our Registration Statement on Form S-1 filed on May 8, 2008, as amended July 17, 2008.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Registration Statement on Form S-1 filed on May 8, 2008, as amended July 17, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below in chronological order is certain information regarding securities issued by the Company from January 1, 2008 through June 30, 2008 in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), including the consideration, if any, received by the Company for such issuances.

During the second quarter of 2008, we issued unregistered securities to a limited number of persons, as described below. None of these transactions involved any underwriters or any public offerings. Each of these transactions was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering. With respect to each transaction listed below, no general solicitation was made by either the Company or any person acting on its behalf; the recipient of our securities agreed that the securities would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws; and appropriate legends were affixed to the certificates issued in such transactions.

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

On May 8, 2008, the Company issued 25,000 shares to a certain key employee at a purchase price of $20 per share.

On May 8, 2008, the Company granted stock options to a certain key employee to purchase 50,000 shares of common stock at an exercise price of $20 per share.

On May 13, 2008, the Company issued 6,750 shares to a certain key employee at a purchase price of $20 per share.

On May 13, 2008, the Company granted stock options to a certain key employee to purchase 6,750 shares of common stock at an exercise price of $20 per share.

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

August 13, 2008	NORANDA ALUMINUM HOLDING CORPORATION

	By:	/s/ Rick Anderson
Rick Anderson
Chief Financial Officer