Form 10-Q
period 2008-09-30
Noranda Aluminum Holding CORP
filed 2008-11-14
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of November 12, 2008, there were 21,749,548 shares of Noranda common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(dollars expressed in thousands, except per share amounts)
(unaudited)

	December 31, 2007	September 30, 2008
	$	$

ASSETS
Current assets:
Cash and cash equivalents	75,630	245,037
Accounts receivable, net	97,169	123,601
Inventories	180,250	162,363
Derivative assets	21,163	374
Other current assets	13,173	42,202

Total current assets	387,385	573,577

Investments in affiliates	198,874	202,737
Property, plant and equipment, net	657,811	614,485
Goodwill	256,122	271,235
Other intangible assets, net	70,136	67,312
Other assets	80,216	71,337

Total assets	1,650,544	1,800,683

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable
Trade	32,505	70,401
Affiliates	27,571	31,639
Accrued liabilities	31,742	37,026
Accrued interest	12,182	22,826
Deferred revenue	14,181	8,193
Derivative liabilities	5,077	16,800
Deferred tax liabilities	22,355	24,088
Current portion of long-term debt due to third party	30,300	—

Total current liabilities	175,913	210,973

Long-term debt	1,121,372	1,346,546
Long-term derivative liabilities	65,998	78,309
Pension and other long-term liabilities	75,916	66,352
Deferred tax liabilities	211,421	208,017
Common stock subject to redemption (100,000 shares at September 30, 2008)	—	2,000
Shareholders’ deficiency:
Common stock (100,000,000 shares authorized; $0.01 par value; 21,749,548 and 21,610,298 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, including 100,000 shares subject to redemption at September 30, 2008)	216	216
Capital in excess of par value	11,767	13,499
Accumulated deficit	—	(103,967)
Accumulated other comprehensive loss	(12,059)	(21,262)

Total shareholders’ deficiency	(76)	(111,514)

Total liabilities and shareholders’ deficiency	1,650,544	1,800,683

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Operations
(dollars expressed in thousands, except per share amounts)
(unaudited)

	For the three months	For the three months
	ended September 30,	ended September 30,
	2007	2008
	$	$
	(Restated-See Note 19)
Sales	377,589	357,410

Operating costs and expenses:
Cost of sales	337,354	312,906
Selling, general and administrative expenses	10,243	12,414
Other, net	43	—

	347,640	325,320

Operating income	29,949	32,090

Other expenses (income)
Third party interest expense, net	27,417	19,816
(Gain) loss on derivative instruments and hedging activities, net	(6,765)	45,496
Equity in net (income) loss of investments in affiliates	(1,055)	1,652

	19,597	66,964

Income (loss) before income taxes	10,352	(34,874)
Income tax expense (benefit)	4,020	(12,445)

Net income (loss) for the period	6,332	(22,429)

Earnings (loss) per share
Basic	$0.29	($1.03)
Diluted	$0.29	($1.03)

Weighted average shares outstanding
Basic	21,613	21,750
Diluted	21,613	21,750

Dividends per share	—	—
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Operations
(dollars expressed in thousands, except per share amounts)
(unaudited)

	Predecessor	Successor	Successor
	Period from	Period from	For the nine months
	January 1, 2007	May 18, 2007 through	ended
	through May 17, 2007	September 30, 2007	September 30, 2008
	$	$	$
		(Restated-See Note 19)
Sales	527,666	568,224	1,004,906

Operating costs and expenses:
Cost of sales	424,505	506,355	846,823
Selling, general and administrative expenses	16,853	18,767	49,100
Other, net	(37)	37	—

	441,321	525,159	895,923

Operating income	86,345	43,065	108,983

Other expenses (income)
Related party interest expense, net	7,187	—	—
Third party interest (income) expense, net	(952)	41,730	66,245
Loss (gain) on derivative instruments and hedging activities, net	56,467	(6,882)	50,497
Equity in net income of investments in affiliates	(4,269)	(2,703)	(3,862)

	58,433	32,145	112,880

Income (loss) before income taxes	27,912	10,920	(3,897)
Income tax expense (benefit)	13,655	4,239	(2,153)

Net income (loss) for the period	14,257	6,681	(1,744)

Earnings (loss) per share
Basic		$0.31	$(0.08)
Diluted		$0.31	$(0.08)

Weighted average shares outstanding
Basic		21,597	21,711
Diluted		21,597	21,711

Dividends per share		$10.00	$4.70
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statement of Shareholders’ Equity (Deficiency)
(dollars expressed in thousands)
(unaudited)

			Retained	Accumulated
		Capital in	earnings	other
		excess	(accumulated	comprehensive
	Common stock	of par value	deficit)	loss	Total
	$	$	$	$	$

Balance, December 31, 2006 (Predecessor)	1	953,653	59,425	(4,578)	1,008,501
For the period from January 1, 2007 to May 17, 2007 (Predecessor):
Adoption of new accounting standard (FIN 48)	—	—	(1,226)	—	(1,226)
Net income for the period from January 1, 2007 to March 31, 2007	—	—	29,797	—	29,797
Net loss for the period from April 1, 2007 to May 17, 2007	—	—	(15,540)	—	(15,540)
Pension adjustment, net of tax of ($1,494)	—	—	—	3,206	3,206

Total comprehensive income					17,463
Capital contribution from parent	—	128,600	—	—	128,600
Distribution to parent	—	—	(25,000)	—	(25,000)
Non-cash distribution to parent	—	—	(1,541)	—	(1,541)

Balance, May 17, 2007 (Predecessor)	1	1,082,253	45,915	(1,372)	1,126,797

Successor
Adjustment to reflect Apollo Acquisition	216	215,914	—	—	216,130
For the period from May 18, 2007 to December 31, 2007:
Net income	—	—	8,167	—	8,167
Pension adjustment, net of tax of $7,368	—	—	—	(12,059)	(12,059)

Total comprehensive loss					(3,892)
Distribution to shareholders	—	(207,963)	(8,167)	—	(216,130)
Stock option expense	—	3,816	—	—	3,816

Balance, December 31, 2007 (Successor)	216	11,767	—	(12,059)	(76)

For the nine months ended September 30, 2008:
Net loss	—	—	(1,744)	—	(1,744)
Unrealized loss on derivatives, net of tax of $5,454	—	—	—	(9,203)	(9,203)

Total comprehensive loss	—	—	—	—	(10,947)
Issuance of shares	—	725	—	—	725
Distribution to shareholders	—	—	(102,223)	—	(102,223)
Stock option expense	—	1,007	—	—	1,007

Balance, September 30, 2008 (Successor)	216	13,499	(103,967)	(21,262)	(111,514)

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(dollars expressed in thousands)
(unaudited)

	Predecessor	Successor	Successor
	Period from	Period from	For the
	January 1, 2007	May 18, 2007	nine months
	through	through	ended
	May 17, 2007	September 30, 2007	September 30, 2008
	$	$	$
		Restated-See Note 19
OPERATING ACTIVITIES
Net income (loss)	14,257	6,681	(1,744)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,637	42,194	74,049
Non-cash interest	2,200	2,745	5,019
(Gain) loss on disposal of property, plant and equipment	(160)	166	2,404
Loss (gain) on derivative activities, net of cash settlements	56,467	(4,621)	36,416
Equity in net income of investments in affiliates	(4,269)	(2,703)	(3,862)
Deferred income taxes	(14,828)	1,257	(9,826)
Stock option expense	—	—	1,507
Changes in deferred charges and other assets	124	(1,403)	4,034
Changes in pension and other liabilities	(4,925)	(8,044)	(9,564)
Changes in operating assets and liabilities:
Accounts receivable	(8,239)	(13,483)	(26,432)
Inventories	(18,069)	63,470	17,887
Other current assets	16,956	1,038	(4,628)
Accounts payable	(13,250)	39,010	41,959
Taxes payable/receivable	13,011	(8,749)	(22,516)
Accrued liabilities	(27,743)	33,326	6,982

Cash provided by operating activities	41,169	150,884	111,685

INVESTING ACTIVITIES
Capital expenditures	(5,768)	(18,353)	(37,464)
Net increase in advances due from parent	10,925	—	—
Payment for the Apollo acquisition, net of cash acquired	—	(1,161,519)	—
Proceeds from sale of property, plant and equipment	—	—	484

Cash provided by (used in) investing activities	5,157	(1,179,872)	(36,980)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	216,130	2,225
Distributions to shareholders	—	(216,130)	(102,223)
Capital contributions from parents	101,256	—	—
Distributions to parents	(25,000)	—	—
Deferred financing costs	—	(39,020)	—
Borrowings on long-term debt	—	1,227,800	—
Repayments on long-term debt	(160,000)	(76,250)	(30,300)
Borrowings on revolving credit facility	—	—	250,500
Repayments on revolving credit facility	—	—	(25,500)

Cash (used in) provided by financing activities	(83,744)	1,112,530	94,702

Change in cash and cash equivalents	(37,418)	83,542	169,407
Cash and cash equivalents, beginning of period	40,549	—	75,630

Cash and cash equivalents, end of period	3,131	83,542	245,037

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
     The Company operates an aluminum smelter in New Madrid, Missouri, and four rolling mills in the southeastern United States in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Additionally, the Company holds 50% interests in a Gramercy, Louisiana alumina refinery joint venture and a Jamaican bauxite mining joint venture.
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
     The financial information for the period from January 1, 2007 to May 17, 2007 reflects Noranda Aluminum, Inc., prior to the Apollo Acquisition, and is referred to as “Predecessor.” The financial information as of December 31, 2007 and September 30, 2008 and for the periods from May 18, 2007 to September 30, 2007, from July 1, 2007 to September 30, 2007 and from May 18, 2007 to December 31, 2007, as well as the three and nine month periods ended September 30, 2008 reflects the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.” As a result, the condensed consolidated financial statements of the Predecessor and Successor periods are not comparable.
     The unaudited condensed consolidated financial statements of the Company include the accounts of Noranda AcquisitionCo and its wholly owned subsidiaries, Noranda Intermediate, Noranda Aluminum, Inc., Norandal USA, Inc. and Gramercy Alumina Holdings Inc. References to the Company refer to the Successor and Predecessor periods of Noranda and Noranda Aluminum, Inc.
     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. The year-end balance sheet data was derived from audited financial statements. In management’s opinion, the financial statements include all adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. Certain restatements and reclassifications have been made to previously issued financial statements. See note 19 for further discussion. These financial statements should be read in conjunction with the Company’s 2007 annual financial statements included in the Company’s Registration Statement on Form S-1, as amended, filed on July 17, 2008.
     The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. During late third quarter of 2008, market events affecting the global economy gave rise to material trends which the Company believes will negatively impact its operating results for the three months ending December 31, 2008, and beyond. Such trends include a rapid decline in aluminum prices and higher interest costs associated with additional borrowings under the senior secured credit facility. In its efforts to address this volatility in the business cycle, management seeks to aggressively evaluate every aspect of the business to reduce costs and improve productivity. Management anticipates from time-to-time incurring restructuring charges or other significant period costs related to these cost reduction and productivity improvement efforts.

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
Impact of Recently Issued Accounting Standards
     The Company adopted portions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. Issued in February 2008, FSP 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities which are recognized or disclosed on a non-recurring basis to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities which are recognized or disclosed at fair value on a non recurring basis on its condensed consolidated financial position, results of operations and cash flows. See Note 15 for further discussion.
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

$
Fair value of assets acquired and liabilities assumed:
Accounts receivable	141,152
Inventories	223,815
Investments in affiliates	191,500
Property, plant and equipment	687,949
Other intangible assets	72,471
Goodwill	271,235
Pension and other assets	48,648
Deferred tax liabilities	(253,598)
Accounts payable and accrued liabilities	(118,997)
Other long-term liabilities	(102,656)

Total purchase consideration assigned, net of $3,131 cash acquired	1,161,519

     Included in current liabilities in the table above is a payable to Xstrata, pursuant to the Stock Purchase Agreement entered into in connection with the Apollo Acquisition, which primarily represents the Company’s obligation to remit payment to Xstrata for the Company’s taxes, deemed applicable to the period from April 10, 2007 to May 18, 2007. This amount is subject to revision based primarily on the filing of the Company’s tax returns. At December 31, 2007 and September 30, 2008, the liability to Xstrata was $6,980 and $9,508, respectively, and is included in accrued liabilities.
Goodwill from the Apollo Acquisition is not deductible for tax purposes.
See also Note 6 for further discussion related to changes in goodwill.
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

For the nine
months ended
September 30, 2007
$
Sales	1,095,890
Net loss	(10,962)
The unaudited pro forma financial information is not intended to represent the consolidated results of operations the Company would have reported if the Apollo Acquisition had been completed at January 1, 2007, nor is it necessarily indicative of future results.

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
3. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of the following:

	December 31,	September 30,
	2007	2008
	$	$

Cash	75,630	15,144
Money market funds	—	55,000
U. S. Treasury bills	—	174,893

Total cash and cash equivalents	75,630	245,037

     Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. The Company places its temporary cash investments with high credit quality financial institutions. At times such cash may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. At December 31, 2007 and September 30, 2008, the Company had approximately $75,254 and $14,625 of cash in excess of FDIC insured limits, respectively. The Company’s money market funds are invested entirely in U.S. Treasury securities, and, as is the case for the Company’s direct investment in U.S. Treasury bills, do not expose the Company to significant credit risk. The Company considers its investments in money market funds and treasury bills to be available for use in its operations. The Company reports treasury bills at fair value, which approximates amortized cost.
4. INVENTORIES
The components of inventories, stated at the lower of LIFO cost or market, are:

	December 31,	September 30,
	2007	2008
	$	$

Raw materials	50,683	53,246
Work-in-process	43,190	46,109
Finished goods	46,070	36,278

Total inventory subject to LIFO valuation	139,943	135,633
LIFO adjustment	34,015	7,486
Lower of cost or market reserve	(14,323)	(6,696)

Inventory at lower of LIFO cost or market	159,635	136,423
Supplies	20,615	25,940

Total inventories	180,250	162,363

     Inventories at the lower of last-in, first-out (“LIFO”) cost or market reflect a market valuation reserve of $14,323 and $6,696 at December 31, 2007 and September 30, 2008, respectively. The December 31, 2007 market reserve of $14,323 was reversed, and reduced cost of sales, during the first quarter of 2008, due to the sell through of the inventory quantities that gave rise to the reserve. Market valuation reserves are based on the Company’s best estimates of product sales prices and customer demand patterns. Subsequent to September 30, 2008, the market price of aluminum has continued to decline. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a material effect on the Company’s results of operations and financial condition in the near term.
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
5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are stated at cost. Depreciation is based on the estimated service lives of the assets computed principally by the straight-line method for financial reporting purposes.
Property, plant and equipment consist of the following:

	Estimated useful	December 31,	September 30,
	lives	2007	2008
	(in years)	$	$

Land	—	12,000	11,921
Buildings and improvements	10-47	85,566	86,153
Machinery and equipment	3-50	604,019	623,851
Construction in progress	—	21,524	26,948

		723,109	748,873
Accumulated depreciation		(65,298)	(134,388)

Total property, plant and equipment		657,811	614,485

The Company recorded depreciation expense in each period as follows:

$
Quarter to date
Three months ended September 30, 2007	28,316
Three months ended September 30, 2008	23,774

$
Year to date
Period from January 1, 2007 through May 17, 2007 (Predecessor)	28,645
Period from May 18, 2007 through September 30, 2007 (Successor)	40,803
Nine months ended September 30, 2008 (Successor)	71,225
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in our goodwill balances were as follows:

	Upstream	Downstream	Total
	$	$	$

Balance, May 18, 2007	120,890	136,599	257,489
Changes in purchase price allocations	3,963	(5,330)	(1,367)

Balance, December 31, 2007	124,853	131,269	256,122
Changes in purchase price allocations	4,588	(464)	4,124
Tax adjustment	10,989	—	10,989

Balance, September 30, 2008	140,430	130,805	271,235

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

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
Other intangibles
Other intangible assets consist of the following:

	December 31,	September 30,
	2007	2008
	$	$

Intangible assets:
Non-amortizable:
Trade names (indefinite life)	20,494	20,494
Amortizable:
Customer relationships (15 year weighted average life)	51,288	51,288
Other (2.5 year weighted average life)	689	689

	72,471	72,471
Accumulated amortization	(2,335)	(5,159)

Total intangible assets	70,136	67,312

Depreciation and amortization expense includes amortization expense related to intangible amortization of the following amount in each period:

$
Quarter to date
Three months ended September 30, 2007	948
Three months ended September 30, 2008	944

$
Year to date
Period from January 1, 2007 through May 17, 2007 (Predecessor)	998
Period from May 18, 2007 through September 30, 2007 (Successor)	1,385
Nine months ended September 30, 2008 (Successor)	2,824

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
7. OTHER ASSETS AND LIABILITIES
Accounts receivable, net consist of the following:

	December 31,	September 30,
	2007	2008
	$	$

Trade	97,394	125,309
Allowance for doubtful accounts	(225)	(1,708)

Total accounts receivable, net	97,169	123,601

Other current assets consist of the following:

	December 31,	September 30
	2007	2008
	$	$

Tax receivable	8,072	38,723
Prepaid expenses and other current assets	5,101	3,479

Total other current assets	13,173	42,202

Other assets consist of the following:

	December 31,	September 30,
	2007	2008
	$	$

Deferred financing costs, net of amortization	33,777	28,932
Cash surrender value of life insurance	25,243	25,243
Other	21,196	17,162

Total other assets	80,216	71,337

Accrued liabilities consist of the following:

	December 31,	September 30,
	2007	2008
	$	$

Compensation and benefits	13,331	15,958
Due to Xstrata	6,980	9,461
Workers’ compensation	2,990	3,055
Current asset retirement and site restoration obligations	2,463	2,620
Other	5,978	5,932

Total accrued liabilities	31,742	37,026

Pension and other long-term liabilities consist of the following:

	December 31,	September 30,
	2007	2008
	$	$

Pension and other post-retirement benefit obligations	46,186	35,335
Tax uncertainties	8,819	9,347
Workers’ compensation	7,182	8,582
Asset retirement and site restoration obligations	6,339	6,129
Deferred compensation and other	7,390	6,959

Total pension and other long-term liabilities	75,916	66,352

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
8. RELATED PARTY TRANSACTIONS
     In connection with the Apollo Acquisition, the Company entered into a management consulting and advisory services agreement with Apollo for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provide for annual fees of $2,000, payable in one lump sum annually. The Company recorded approximately $1,200 of such fees for the period from May 18, 2007 to September 30, 2007 and $500 and $1,500 of such fees for the three months and nine months ended September 30, 2008, respectively. These fees are included within selling, general and administrative expenses in the Company’s statements of operations.
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
Accounts payable to affiliates consist of the following and are due in the ordinary course of business:

	December 31,	September 30,
	2007	2008
	$	$

Gramercy Alumina, LLC	27,571	31,639
     The Company purchased alumina in transactions with Gramercy Alumina LLC (“Gramercy”), a 50% owned joint venture, at prices which approximate Gramercy’s cost. Purchases from Gramercy were as follows:

$
Quarter to date
Three months ended September 30, 2007	38,794
Three months ended September 30, 2008	41,019

$
Year to date
Period from January 1, 2007 through May 17, 2007 (Predecessor)	66,119
Period from May 18, 2007 through September 30, 2007 (Successor)	52,456
Nine months ended September 30, 2008 (Successor)	122,984
     The Company sells rolled aluminum products to Goodman Global, Inc., a previous portfolio company of Apollo which was sold in February 2008, under a two-year sales contract that extends through 2009. The Company also sells rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to these entities were as follows:

	Goodman	Berry Plastics
	Global, Inc	Corporation
	$	$

Quarter to date
Three months ended September 30, 2007	17,140	3,561
Three months ended September 30, 2008	16,316	2,750

Year to date
Period from January 1, 2007 through May 17, 2007 (Predecessor)	24,832	5,062
Period from May 18, 2007 through September 30, 2007 (Successor)	24,515	5,571
Nine months ended September 30, 2008 (Successor)	50,502	6,850

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
9. LONG-TERM DEBT
A summary of long-term debt is as follows:

	December 31,	September 30,
	2007	2008
	$	$

Noranda:
HoldCo Notes due 2014 (unamortized discount of $2,078 and $1,904, respectively)	217,922	218,096
Noranda AcquisitionCo:
Term B loans due 2014	423,750	393,450
AcquisitionCo Notes due 2015	510,000	510,000
Revolving Credit Facility	—	225,000

Total debt	1,151,672	1,346,546
Less: current portion	(30,300)	—

Long-term debt	1,121,372	1,346,546

Secured Credit Facilities
     In connection with the Apollo Acquisition, Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, which consist of:
•
$500,000 in term B loans with a maturity of seven years, which were fully drawn on May 18, 2007, $75,000 of which were voluntarily repaid on June 28, 2007 and an additional $30,300 of which were repaid pursuant to the facility’s cash flow sweep provision in April 2008 (as discussed below); and

•
a $250,000 revolving credit facility with a maturity of six years, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice. Outstanding letter of credit amounts consisted of $7,012 at September 30, 2008.

     The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200,000. Incurrence of such incremental indebtedness under the senior secured facilities is subject to, among other things, Noranda AcquisitionCo’s compliance with a Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loans) of 2.75 to 1.0 until December 31, 2008 and 3.0 to 1.0 thereafter. At December 31, 2007 and September 30, 2008, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans.
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
Term B loans
     Interest on such loans is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2007 and September 30, 2008) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loans). The interest rate at December 31, 2007 and September 30, 2008 was 6.91% and 4.81%, respectively. Interest on the term B loans is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75,000 on the term B loans. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.
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

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
     The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loans shall be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loans) or the amount of term B loans that have been repaid. The mandatory prepayment due in April 2009, if any, will be equal to 50% of Noranda AcquisitionCo’s Excess Cash Flow for the period from January 1, 2008 to December 31, 2008.
     At the time this payment can be reasonably estimated, the Company will present the amount as a “Current portion of long-term debt due to a third party” on the consolidated balance sheets.
Revolving Credit Facility
     In late September 2008, in light of concerns about instability in the financial markets and general business conditions, in order to preserve its liquidity, the Company borrowed $225,000 under the revolving portion of its senior credit facility and invested the proceeds in highly liquid cash equivalents, including U.S. Government treasury bills and money market funds holding only U.S. government securities, with the remainder held in the Company’s bank accounts. The Company expects to retain those funds for use in its current operations for the foreseeable future. As discussed below, management has notified the trustee for the HoldCo and AcquisitionCo bondholders of its election to pay the May 15, 2009 interest payments entirely by increasing the principal amount of those notes.
     Interest on the revolving credit facility is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2007 and September 30, 2008) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable no less frequently than quarterly. The revolving credit facility was undrawn on the closing of the Apollo Acquisition on December 31, 2007. As of September 30, 2008, $225,000 had been drawn on the revolving credit facility. Noranda AcquisitionCo has outstanding letters of credit totaling $3,500 and $7,012 under the revolving credit facility at December 31, 2007 and September 30, 2008, respectively, and $246,500 and $17,988 was available for borrowing under this facility at December 31, 2007 and September 30, 2008, respectively.
     In addition to paying interest on outstanding principal under the revolving credit facility, Noranda AcquisitionCo is required to pay a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.5% per annum, subject to step down if certain financial tests are met.
Certain Covenants
     The senior secured credit facilities contain various restrictive covenants. Among other things, these covenants restrict Noranda AcquisitionCo’s ability to incur indebtedness or liens, make investments or declare or pay any dividends. The company was in compliance with all restrictive covenants at September 30, 2008.
AcquisitionCo Notes
     In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510,000 Senior Floating Rate Notes (the “AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The proceeds of the AcquisitionCo Notes were used to finance the Apollo Acquisition and to pay related fees and expenses. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash; for any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The cash interest rate was 8.80% at December 31, 2007 and 6.83% at September 30, 2008.
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

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
     In light of business conditions present beginning in late September 2008, along with the Company’s current and future cash needs, management has notified the trustee for the HoldCo and Acquisition Co bondholders of its election to pay the May 15, 2009 interest payment entirely by increasing the principal amount of those notes.
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
HoldCo Notes
     On June 7, 2007, Noranda issued Senior Floating Rate Notes (the “HoldCo Notes”) in aggregate principal amount of $220,000, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, Noranda may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, Noranda must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The cash interest rate was 10.55% at December 31, 2007 and 8.58% at September 30, 2008.
     As discussed above, management has notified the trustee for the HoldCo and AcquisitionCo bondholders of its election to pay the May 15, 2009 interest payment entirely by increasing the principal amount of those notes.
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
10. PENSIONS AND OTHER POST-RETIREMENT BENEFITS
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

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
Net periodic benefit costs were comprised of the following:

	Pension	Pension	OPEB	OPEB
	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	$	$	$	$

Service cost	1,460	2,745	25	34
Interest cost	2,595	5,493	66	105
Expected return on plan assets	(3,490)	(6,052)	—	—
Net amortization and deferral	(137)	180	5	(10)

Net periodic cost	428	2,366	96	129

	Pension	Pension	Pension	OPEB	OPEB	OPEB
	Predecessor	Successor	Successor	Predecessor	Successor	Successor
	Period	Period from	For the nine	Period	Period from	For the nine
	from	May 18, 2007	months	from	May 18, 2007	months
	January 1, 2007	to	ended	January 1, 2007	to	ended
	to	September 30,	September 30,	to	September 30,	September 30,
	May 17, 2007	2007	2008	May 17, 2007	2007	2008
	$	$	$	$	$	$

Service cost	2,917	2,461	6,176	58	(78)	101
Interest cost	5,364	4,884	12,359	158	(213)	314
Expected return on plan assets	(6,846)	(6,070)	(13,617)
Net amortization and deferral	(34)	137	405	10	(13)	(30)

Net periodic cost	1,401	1,412	5,323	226	(304)	385

Employer Contributions
     The Company contributed $16,000 to the pension plans in September 2008. The Company does not expect to make additional contributions to the pension plans during the year ending December 31, 2008.
11. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS
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
     The employee options generally are subject to a Company (or Apollo) call provision which expires upon the earlier of a qualified public offering or May 2014 and provides the Company (or Apollo) the right to repurchase the underlying shares at the lower of their cost or fair market value upon certain terminations of employment. A qualified public offering transaction is defined in the Amended and Restated Security holders agreement as a public offering that raises at least $200,000. This call provision represents a substantive performance vesting condition with a life through May 2014; therefore, the Company recognizes compensation expense for service awards through May 2014. Performance-vesting options issued in May 2007 have met their performance vesting provision. However, the shares underlying the options remain subject to the Company (or Apollo) call provision. Accordingly, the options currently are subject to service conditions and stock compensation expense is being recorded over the remaining call provision through May 2014.

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
     At September 30, 2008 the expiration of the call option upon a qualified public offering would have resulted in the immediate recognition of $3,118 of compensation expense related to the cost of options where the investor IRR targets were previously met and $620 of compensation expense related to the cost of options where the offering (together with a $4.70 per share dividend paid in June 2008) would cause the performance option to be met. Further, the period over which the Company recognizes compensation expense for service awards would change from May 2014 to five years prospectively from the date of the qualified public offering, which, based on options outstanding at September 30, 2008, would increase annual stock compensation expense by approximately $425.
     On June 13, 2007, the Company executed a recapitalization in which the proceeds of a $220,000 debt offering were distributed to the investors. The fair value of the Company was determined to be $15.50 per share prior to the distribution of $10 per share; the resulting value of the Company after the distribution was $5.50. The award holders were given $10 of value in the form of an immediately vested cash payment of $6 per share and a modification of the exercise price of the option from $10 per share to $6 per share. Under SFAS 123(R), this was considered a modification due to an equity restructuring. Twenty-four employees were affected by this modification. The total incremental compensation cost resulting from the modification was $4,126.
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
     On June 13, 2008, the Company paid a $4.70 per share cash dividend to the investors. The fair value of the Company was determined to be $20.00 per share prior to the distribution of $4.70 per share; the resulting value of the Company after the distribution was $15.30. The award holders were given $4.70 of value in the form of an immediately vested cash payment of $2.70 per share and a modification of the price of the options from $6 per share to $4 per share and $20 per share to $18 per share. Twenty-nine employees were affected by this modification. The total incremental compensation cost resulting from this modification was $3,894.
Common Stock Subject to Redemption
     In March 2008, the Company entered into an employment agreement with Layle K. Smith to serve as the Company’s chief executive officer (the “CEO”) and to serve on the Company’s board of directors. As part of that employment agreement, the CEO agreed to purchase 100,000 shares of common stock at $20 per share, for a total investment of $2,000. The shares purchased include a redemption feature which guarantees total realization on these shares of at least $8,000 (or, at his option, equivalent consideration in the acquiring entity) in the event a change in control occurs prior to September 3, 2009 and the CEO remains employed with the Company through the 12-month anniversary of such change in control or experiences certain qualifying terminations of employment, after which the per share redemption value is fair value.
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

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
     The summary of company stock option activity and related information is as follows, after reflecting the effects of modifications to exercise prices discussed above:

	Employee Options and
	Non-Employee		Investor Director
	Director Options		Provider Options
	Common	Weighted-Average	Common	Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding—May 18, 2007	—	—	—	—
Granted	687,678	$4.00	210,000	$4.67
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(23,835)	$4.00	—	—

Outstanding—December 31, 2007	663,843	$4.00	210,000	$4.67
Granted	308,500	$18.00	60,000	$18.00
Modified	—	—	(200,000)	$4.00
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding—September 30, 2008	972,343	$8.44	70,000	$18.00

Fully vested—end of period (weighted average remaining contractual term of 8.8 years)	398,310	$4.00	70,000	$18.00

Currently exercisable—end of period (weighted average remaining contractual term of 8.8 years)	398,310	$4.00	70,000	$18.00

The following summarizes information concerning stock option grants, excluding shares issued as modifications, for the three and nine months ended September 30, 2008:

	For the three	For the nine
	months ended	months ended
	September 30, 2008	September 30, 2008

Expected price volatility	—	45.0%
Risk-free interest rate	—	3.1%
Weighted average expected lives in years	—	5.9
Weighted average fair value	—	$7.36
Forfeiture rate	—	—
Dividend yield	—	—
     The Company recorded share-based compensation expense of the following amounts, excluding payments to option holders as part of option modifications:

$
Quarter to date
Three months ended September 30, 2007	—
Three months ended September 30, 2008	399

$
Year to date
Period from May 18, 2007 through September 30, 2007 (Successor)	—
Nine months ended September 30, 2008 (Successor)	1,007
     As of September 30, 2008, total unrecognized compensation expense related to non-vested stock options was $9,353 with a weighted average expense recognition period of 5.9 years.

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
12. INCOME TAXES
     The Company’s effective income tax rates were approximately 48.9% for the period from January 1, 2007 to May 17, 2007, and 38.8% for the period from May 18, 2007 to September 30, 2007 and 55.2% for the period from January 1, 2008 to September 30, 2008. The effective tax rate for the period from January 1, 2007 to May 17, 2007 was primarily impacted by a permanent tax difference related to the divestiture of a subsidiary; the effective tax rate for the period from May 18, 2007 to September 30, 2007 was primarily impacted by state income taxes, equity method investee income, and the Internal Revenue Code Section 199 manufacturing deduction; and the effective tax rate for the period from January 1, 2008 to September 30, 2008 was primarily impacted by state income taxes, equity method investee income, income tax credits, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest expense related to unrecognized income tax benefits. As of December 31, 2007 and September 30, 2008, the Company had unrecognized income tax benefits (including interest) of approximately $10,287 and $10,843, respectively (of which approximately $10,843, if recognized, would favorably impact the effective income tax rate). As of September 30, 2008, the gross amount of unrecognized tax benefits (excluding interest) has increased by $55. It is expected that the unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
13. EARNINGS PER SHARE
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
     EPS is presented only for periods subsequent to the Apollo acquisition. EPS is not presented for periods prior to the Apollo Acquisition as the Company was a wholly owned subsidiary of Xstrata. The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding:

	For the three	For the three	Period from	For the nine
	months ended	months ended	May 18, 2007	months ended
	September 30, 2007	September 30, 2008	to September 30, 2007	September 30, 2008
	$	$	$	$

Net income (loss)	6,332	(22,429)	6,681	(1,744)

Weighted average common shares :
Basic	21,613	21,750	21,597	21,711
Effect of dilutive securities	—	—	—	—

Diluted	21,613	21,750	21,597	21,711

Basic EPS	$0.29	$(1.03)	$0.31	$(0.08)

Diluted EPS	$0.29	$(1.03)	$0.31	$(0.08)

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
14. DERIVATIVE FINANCIAL INSTRUMENTS
     The Company uses derivative instruments to mitigate the risks associated with fluctuations in aluminum and natural gas prices and interest rates. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates fixed price aluminum swaps as cash flow hedges, thus the effective portion of such derivatives is adjusted to fair value through other comprehensive income (loss), with the ineffective portion reported through earnings. Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings in (gain) loss on derivative instruments and hedging activities. As of September 30, 2008, all derivatives are held for purposes other than trading.
Cash flow hedges
Aluminum swaps — fixed price
     In order to reduce the commodity price risk in the upstream business, the Company has implemented a hedging strategy for approximately 50% of forecasted aluminum shipments through December 2012. These forward sale arrangements are at prices that we consider attractive relative to historical levels and which management believes will stabilize the economic impact of fluctuations in aluminum prices.
     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of the nine months ended September 30, 2008, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive loss was $14,657. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     As of September 30, 2008, the Company had outstanding aluminum swap contracts that were entered into to hedge aluminum shipments of approximately 1.2 billion pounds.
The following table summarizes our remaining fixed price aluminum hedges as of September 30, 2008:

	Average hedged price
	per pound	Pounds hedged annually
	$	(In thousands)

2008	1.18	71,730
2009	1.09	289,070
2010	1.06	290,536
2011	1.20	290,955
2012	1.28	291,825
Derivatives not designated as hedging instruments under SFAS No. 133
Aluminum swaps — variable price
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
     The interest rate swap agreements were not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contracts were recorded in (gain) loss on derivative instruments and hedging activities in the consolidated statement of operations.
Natural gas swaps
     Noranda purchases natural gas to meet its production requirements. These purchases expose Noranda to the risk of higher prices. To offset changes in the Henry Hub Index Price of natural gas, Noranda enters into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. At September 30, 2008, the Company entered into fixed-price swap contracts as an economic hedge for the following volumes of natural gas purchases:

	Average Price Per million
	BTU
Year	$	Notional amount million BTU’s
2008	9.02	1,640,431
2009	9.29	4,471,872
2010	9.33	3,011,988
2011	9.31	2,019,000
2012	9.06	2,022,996
These contracts were not designated as hedges for accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the gas swap contracts were recorded in (gain) loss on derivative instruments and hedging activities in the consolidated statement of operations.
The following table presents the fair values and carrying values of the Company’s derivative instruments outstanding:

	December 31, 2007		September 30, 2008
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	$	$	$	$

Aluminum swaps — fixed price	(33,000)	(33,000)	(63,649)	(63,649)
Aluminum swaps — variable price	(5,208)	(5,208)	(4,506)	(4,506)
Interest rate swaps	(11,704)	(11,704)	(13,749)	(13,749)
Natural gas swaps	—	—	(12,831)	(12,831)

Total	(49,912)	(49,912)	(94,735)	(94,735)

The carrying values of the forward contracts and interest rate swaps are presented in the balance sheets as follows:

	December 31, 2007	September 30, 2008
	$	$

Current derivative assets	21,163	374
Current derivative liabilities	(5,077)	(16,800)
Non-current derivative liabilities	(65,998)	(78,309)

Net liability recorded	(49,912)	(94,735)

The September 30, 2008 current derivative liabilities balance is net of a $6,250 broker margin call asset.

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
     The Company recorded (gains) losses for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify for hedge accounting treatment of:

	Derivatives qualified as		Derivatives not
	hedges		qualified as hedges
	Amount
	reclassified	Hedge	Hedge
	from AOCI	Ineffectiveness	Ineffectiveness	Total
	$	$	$	$

Quarter to date
Three months ended September 30, 2007 (Successor)	—	—	(6,765)	(6,765)
Three months ended September 30, 2008 (Successor)	21,887	(1,714)	25,323	45,496

Year to date
Period from January 1, 2007 through May 17, 2007 (Predecessor)	—	—	56,467	56,467
Period from May 18, 2007 through September 30, 2007 (Successor)	—	—	(6,882)	(6,882)
Nine months ended September 30, 2008 (Successor)	45,057	(4,138)	9,578	50,497
     Based on the aluminum price curves at September 30, 2008, the Company expects to reclassify a gain of $3,472 from accumulated other comprehensive loss into earnings during the remainder of 2008, and to receive cash settlement payments totaling approximately $5,784.
The Company recorded the following net cash settlement receipts (payments) related to derivative instruments during the following periods:

	For the three	For the nine
	months ended	months ended
	September 30, 2008	September 30, 2008
	$	$

Aluminum swaps — fixed price	(10,731)	(18,930)
Aluminum swaps — variable price	869	5,777
Interest rate swaps	—	(606)
Natural gas swaps	(322)	(322)

Total	(10,184)	(14,081)

In the nine months ended September 30, 2007 there were cash settlements of $2,261 received by the Company for fixed price aluminum swaps.

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
15. FAIR VALUE MEASUREMENTS
     As discussed in Note 1, effective January 1, 2008, the Company adopted portions of SFAS No. 157, which establishes a framework for measuring fair value under GAAP and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 does not expand the application of fair value accounting to any new circumstances.
The effect of adopting SFAS No. 157 was as follows:

	Fair value before		Fair value after
	application of		application of
	SFAS No. 157	Adjustments	SFAS No. 157
	$	$	$

As of January 1, 2008:
Net derivative liabilities	49,912	(4,300)	45,612

As of September 30, 2008:
Net derivative liabilities	100,868	(6,133)	94,735
Unrecognized loss on derivatives, pre-tax	15,098	(441)	14,657

Three months ended September 30, 2008:
(Gain) loss on derivatives	47,108	(1,612)	45,496

Nine months ended September 30, 2008:
excluding effect as of January 1, 2008
(Gain) loss on derivatives	60,489	(5,692)	54,797
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
Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Fair value measurements that may fall into Level 1 include exchange-traded derivatives or listed equities.
Level 2 inputs — Inputs other than quoted prices included in level 1, which are either directly or indirectly observable as of the reporting date. A Level 2 input must be observable for substantially the full term of the asset or liability. Fair value measurements that may fall into Level 2 could include financial instruments with observable inputs such as interest rates or yield curves.
Level 3 inputs — Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Fair value measurements that may be classified as Level 3 could, for example, be determined from a Company’s internally developed model that results in management’s best estimate of fair value. Fair value measurements that may fall into Level 3 could include certain structured derivatives or financial products that are specifically tailored to a customer’s needs.

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
     As of September 30, 2008, fair values for all instruments within the scope of SFAS No. 157 were classified as Level 2. Those fair values are primarily measured using industry standard models that incorporate inputs including: quoted forward prices for commodities, interest rates, and current market prices for those assets and liabilities. Substantially all of the inputs are observable, as defined in SFAS No. 157, throughout the full term of the instrument.
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
16. COMMITMENTS AND CONTINGENCIES
Legal contingencies
     The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to these actions will not materially affect the operating results or the financial position of the Company.
Guarantees
     In connection with the 2005 disposal of American Racing Equipment, Inc. (“ARE”), the Company guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. During March 2008, the Company received confirmation releasing the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligation. The remaining maximum future payments under these lease obligations as of December 31, 2007 and September 30, 2008 totaled approximately $6,952 and $2,964 respectively. The Company has concluded that it is not probable that it will be required to make payments pursuant to these guarantees, and has not recorded a liability for these guarantees as ARE’s purchaser shall indemnify the Company for all losses associated with the guarantees.
17. INVESTMENTS IN AFFILIATES
     The Company holds 50% interests in a Gramercy, Louisiana refinery and in St. Ann Bauxite Ltd, a Jamaican bauxite mining partnership.
     The excess of the carrying value of the investments over the amounts of underlying equity in net assets totaled $124,495 at December 31, 2007 and $118,879 at September 30, 2008. This excess is being amortized on a straight-line basis over a 20 year period for each affiliate. Amortization expense in equity in net income of investment affiliates is as follows:

$
Quarter to date
Three months ended September 30, 2007 (Successor)	2,547
Three months ended September 30, 2008 (Successor)	1,872

$
Year to date
Period from January 1, 2007 through May 17, 2007 (Predecessor)	2,445
Period from May 18, 2007 through September 30, 2007 (Successor)	3,958
Nine months ended September 30, 2008 (Successor)	5,616

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
     Summarized financial information for the joint ventures (as recorded in their respective financial statements, at full value, excluding the amortization of the excess carrying values of the Company’s investments over the underlying equity in net assets of the affiliates), is as follows:
Summarized balance sheet information is as follows:

	December 31,	September 30,
	2007	2008
	$	$

Current assets	151,133	169,155
Non-current assets	92,073	108,776

Total assets	243,206	277,931

Current liabilities	78,007	94,328
Non-current liabilities	16,441	14,780

Total liabilities	94,448	109,108

Equity	148,758	168,823

Total liabilities and equity	243,206	277,931

Summarized income statement information is as follows:

	Successor	Successor
	For the three	For the three
	months ended	months ended
	September 30, 2007	September 30, 2008
	$	$

Net sales (1)	119,543	137,054
Gross profit	10,498	4,738
Net income	7,203	1,549

(1)	Net sales include sales to related parties, which include alumina sales to the Company and its joint venture partner, and bauxite sales to Gramercy:

	Successor	Successor
	For the three	For the three
	months ended	months ended
	September 30, 2007	September 30, 2008
	$	$

Company and joint venture partner	80,758	93,637
Third party sales	38,785	43,417

	119,543	137,054

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)

	Predecessor	Successor	Successor
	Period from	Period from	For the nine
	January 1, 2007	May 18, 2007	months
	through	through	ended
	May 17, 2007	September 30, 2007	September 30, 2008
	$	$	$

Net sales (1)	181,854	176,915	403,491
Gross profit	16,435	14,581	26,552
Net income	13,960	12,984	20,065

(1)	Net sales include sales to related parties, which include alumina sales to the Company and its joint venture partner, and bauxite sales to Gramercy:

	Predecessor	Successor	Successor
	Period from	Period from	For the nine
	January 1, 2007	May 18, 2007	months
	through	through	ended
	May 17, 2007	September 30, 2007	September 30, 2008
	$	$	$

Company and joint venture partners	122,242	118,733	281,231
Third party sales	59,612	58,182	122,260

	181,854	176,915	403,491

In February 2007, St. Ann Bauxite Ltd. (‘St. Ann”), received a transfer of income tax credits from its previous owner, Kaiser Aluminum (“Kaiser”), in settlement of a dispute regarding the existence of a postretirement healthcare plan. St. Ann valued these transferred tax credits at zero because of uncertainty related to the Jamaican taxing authorities approving the transfer as well and the timing and amount of the income tax credits. As part of allocating fair value within St. Ann purchase price allocation from the Apollo Acquisition in May 2007, the Company valued the tax uncertainty associated with the income tax credits received from Kaiser at zero. In June 2008, St. Ann, reached agreement with the Department of Revenue in Jamaica regarding the timing and amount of the income tax credits. The agreement resolved the tax uncertainty and resulted in a $5,280 reduction of St. Ann’s provision and increase to its net income. The Company recorded a $2,640 adjustment to increase equity in net income of investments in affiliates. The Company considered this adjustment to be the settlement of a tax uncertainty existing at the date of the Apollo acquisition. However applicable U.S. GAAP provides this amount to be included in equity in net income of investment in affiliates, because there were no equity method intangible assets (including goodwill).

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
18. SEGMENTS
The following tables summarize the operating results and assets of the Company’s reportable segments:

	Successor	Successor
	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2007	2008
	$	$

Sales to external customers (1)
Upstream	177,305	182,548
Downstream	200,284	174,862

Total revenues from external customers	377,589	357,410

(1) Segment revenues exclude the following intersegment transfers
Upstream	5,815	27,427
Downstream	—	—

Total intersegment transfers	5,815	27,427

Segment cost of goods sold
Upstream	145,398	142,076
Downstream	191,956	170,830

Total cost of goods sold	337,354	312,906

Segment operating income
Upstream	25,655	29,695
Downstream	4,294	2,395

Total operating income	29,949	32,090

Interest expense, net	27,417	19,816
(Gain) loss on derivative instruments and hedging activities	(6,765)	45,496
Equity in net (income) loss of investments in affiliates	(1,055)	1,652

Consolidated income (loss) before income taxes	10,352	(34,874)

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)

	Predecessor	Successor	Successor
	Period from	Period from	For the
	January 1, 2007	May 18, 2007	nine months
	through	through	ended
	May 17, 2007	September 30, 2007	September 30, 2008
	$	$	$

Sales to external customers (1)
Upstream	275,157	271,549	522,823
Downstream	252,509	296,675	482,083

Total revenues from external customers	527,666	568,224	1,004,906

(1) Segment revenues are net of the following intersegment transfers
Upstream	16,932	6,448	80,937
Downstream	—	—	—

Total intersegment transfers	16,932	6,448	80,937

Segment costs of goods sold
Upstream	186,578	214,810	374,045
Downstream	237,927	291,545	472,778

Total cost of goods sold	424,505	506,355	846,823

Segment operating income
Upstream	78,194	41,286	107,973
Downstream	8,151	1,779	1,010

Total operating income	86,345	43,065	108,983

Interest expense, net	6,235	41,730	66,245
Loss (gain) on derivative instruments and hedging activities, net	56,467	(6,882)	50,497
Equity in net income of investments in affiliates	(4,269)	(2,703)	(3,862)

Consolidated income (loss) before income taxes	27,912	10,920	(3,897)

	December 31,	September 30,
	2007	2008
	$	$

Segment assets
Upstream, including goodwill of $124,853 and $140,430 at December 31, 2007 and September 30, 2008, respectively	1,046,013	1,103,842
Downstream, including goodwill of $131,269 and $130,805 at December 31, 2007 and September 30, 2008, respectively	604,531	696,841

Total assets	1,650,544	1,800,683

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
19. REVISION OF PREVIOUSLY REPORTED AMOUNTS
The Company has adjusted the financial statements as previously issued for the period from May 18, 2007 to September 30, 2007 and for the three months ended September 30, 2007 to reflect the following items consistent with adjustments recorded in the Company’s December 31, 2007 financial statements:
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
Revenue related to bill and hold transactions
As disclosed in the notes to the December 31, 2007 financial statements, the Company concluded previously reported revenue on bill and hold transactions should not have been recorded because the Company had not met all the revenue recognition criteria necessary to record revenue on such transactions. Accordingly, the Company adjusted its consolidated statements of operations for the period from May 18, 2007 to September 30, 2007 and for the three months ended September 30, 2007 and cash flows for the period from May 18, 2007 to September 30, 2007.
Revenue related to brokered metal sales previously reported on a net basis
During 2007, the Company was obligated to purchase fixed quantities of metal under the terms of its forward contracts. The Company determined that certain quantities purchased under these contracts were not required to meet production and transferred title to these raw materials (“brokered metal sales”) to third party buyers. These transactions previously were reported on a net basis. In preparing its annual 2007 financial statements, the Company concluded that EITF 99-19 Reporting Revenue Gross as a principal versus Net as an Agent requires such transactions to be recorded on a gross basis. The Company recorded adjustments to its consolidated statements of operations for the period from May 18, 2007 to September 30, 2007 and for the three months ended September 30, 2007, and cash flows for the period from May 18, 2007 to September 30, 2007.
Other
The Company adjusted its consolidated statements of operations for the period from May 18, 2007 to September 30, 2007 and for the three months ended September 30, 2007, and cash flows for the period from May 18, 2007 to September 30, 2007 for the impact of certain previously unadjusted differences which relate primarily to revenue recognition for sales with “FOB destination” shipping terms.
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

Noranda Aluminum Holding Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars expressed in thousands, except per share information)
The following tables summarize the impact of the aforementioned restatements and reclassifications:

	Successor					Successor
	Three months					Three months
	ended					ended
	September 30,	Bill and	Brokered			September 30,
	2007	Hold	Metal Sales	Other	Reclassification	2007 Restated
	$	$	$	$	$	$

Sales	359,575	(3,791)	20,691	1,114	—	377,589
Operating costs and expenses:
Cost of sales	329,540	(4,595)	20,691	(1,355)	(6,927)	337,354
Selling, general, and administrative expenses	3,316	—	—	—	6,927	10,243
Other recoveries, net		—	—	43	—	43

	332,856	(4,595)	20,691	(1,312)	—	347,640

Operating income	26,719	804	—	2,426	—	29,949

Other expense (income)
Interest expense (income), net:
Third-party	27,403	—	—	14	—	27,417
Loss (gain) on derivative instruments and hedging activities	(4,641)	—	—	(2,124)	—	(6,765)
Equity in net income of investments in affiliates	(1,055)	—	—	—	—	(1,055)

	21,707	—	—	(2,110)	—	19,597

Income before income taxes	5,012	804	—	4,536	—	10,352
Income tax expense	2,762	310	—	948	—	4,020

Net income for the period	2,250	494	—	3,588	—	6,332

	Successor					Successor
	Period from					Period from May
	May 18, 2007 to					18, 2007 to
	September 30,	Bill and	Brokered			September 30,
	2007	Hold	Metal Sales	Other	Reclassification	2007 Restated
	$	$	$	$	$	$

Sales	547,471	(9,125)	28,695	1,183	—	568,224
Operating costs and expenses:
Cost of sales	494,866	(10,274)	28,695	3,191	(10,123)	506,355
Selling, general, and administrative expenses	8,642	—	—	2	10,123	18,767
Other recoveries, net	(6)	—	—	43	—	37

	503,502	(10,274)	28,695	3,236	—	525,159

Operating income	43,969	1,149	—	(2,053)	—	43,065

Other expense (income)
Interest expense (income), net:
Third-party	41,730	—	—	—	—	41,730
Loss (gain) on derivative instruments and hedging activities	(5,230)	—	—	(1,652)	—	(6,882)
Equity in net income of investments in affiliates	(2,703)	—	—	—	—	(2,703)

	33,797	—	—	(1,652)	—	32,145

(Loss) income before income taxes	10,172	1,149	—	(401)	—	10,920
Income tax (benefit) expense	4,959	443	—	(1,163)	—	4,239

Net income for the period	5,213	706	—	762	—	6,681

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
The financial information from January 1, 2007 to May 17, 2007 reflects Noranda Aluminum, Inc., prior to the Apollo Acquisition, and is referred to as “Predecessor.” The financial information as of December 31, 2007 and as of September 30, 2008, for the periods from May 18, 2007 to September 30, 2007 and July 1, 2007 to September 30, 2007, and for the three and nine month periods ended September 30, 2008 reflect the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.” As a result, the condensed consolidated financial statements of the Predecessor and Successor periods are not comparable.
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
During late third quarter of 2008, market events affecting the global economy gave rise to material trends which we believe will negatively impact our operating results for the three months ending December 31, 2008. Such trends include a rapid decline in aluminum prices and increased interest cost associated with additional borrowings under the senior secured credit facility. See pages 41-43 for further discussion regarding these trends.
The Company is managing through this volatility in the business cycle by aggressively evaluating every aspect of our business to reduce costs, while operating to achieve optimal results. Through the continued implementation of its CORE (Cost-Out, Reliability and Effectiveness) program, management seeks to reduce costs and improve productivity to build the foundation for sustainable results. We anticipate from time-to-time incurring restructuring charges or other significant period costs related to implementation of the CORE program.

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

	For the three	For the three
	months ended	months ended
(in millions)	September 30, 2007	September 30, 2008
	$	$

Consolidated net (loss) income of Noranda AcquisitionCo	21.6	(19.1)
HoldCo interest expense	(21.9)	(4.9)
HoldCo director and other fees	(2.1)	(0.2)
HoldCo tax effects	8.7	1.8

Consolidated net income (loss) of Noranda HoldingCo.	6.3	(22.4)

	Predecessor	Successor	Successor
	For the period	For the period	For the nine
	January 1, 2007 to	May 18, 2007 to	months ended
(in millions)	May 17, 2007	September 30, 2007	September 30, 2008
	$	$	$

Consolidated net income of Noranda AcquisitionCo	14.3	30.8	9.6
HoldCo interest expense	—	(34.7)	(16.2)
HoldCo director and other fees	—	(2.4)	(1.2)
HoldCo tax effects	—	13.0	6.1

Consolidated net income (loss) of Noranda HoldingCo.	14.3	6.7	(1.7)

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:
          - Revenue recognition
          - Impairment of long-lived assets
          - Environmental expenditures
          - Pensions and post-retirement benefits
          - Derivative instruments and hedging activities
          - Share-based payments
          - Inventory valuation
          - Asset retirement obligations
          - Income taxes
See Note 1 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2007 included in the Company’s Registration Statement on Form S-1, as amended, filed on July 17, 2008 for a discussion of our critical accounting policies. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. See also Note 1 to the financial statements included elsewhere in this report for the impact of recently issued accounting standards.

Results of Operations

	Predecessor	Successor	Successor
	Period	Period	For the nine
	from	from	months ended
	January 1,	May 18,	September 30, 2008
	2007 to	2007 to	and as of
(in millions, except per share data)	May 17, 2007	September 30, 2007	September 30, 2008

Statement of Operations Data:
Sales	$527.7	$568.2	$1,004.9
Operating costs and expenses
Cost of sales	424.5	506.4	846.8
Selling, general and administrative expenses and other	16.8	18.7	49.1

	441.3	525.1	895.9

Operating income	86.4	43.1	109.0
Other expenses (income)
Interest expense, net	6.2	41.8	66.3
Loss (gain) on derivative instruments and hedging activities	56.6	(7.0)	50.5
Equity in net income of investments in affiliates	(4.3)	(2.7)	(3.9)

Income (loss) before income taxes	27.9	11.0	(3.9)
Income tax expense (benefit)	13.6	4.3	(2.2)

Net income (loss) for the period	14.3	6.7	(1.7)

Net income (loss) per share
Basic		$0.31	$(0.08)
Diluted		$0.31	$(0.08)
Weighted-average shares outstanding
Basic		21.60	21.71
Diluted		21.60	21.71
Cash dividends declared per common share		$10.00	$4.70
Sales by segment:
Upstream	$275.2	$271.5	$522.8
Downstream	252.5	296.7	482.1

Total	527.7	568.2	1,004.9

Operating income:
Upstream	$78.2	$41.3	$108.0
Downstream	8.2	1.8	1.0

Total	86.4	43.1	109.0

Balance sheet data:
Cash and cash equivalents			245.0
Property, plant and equipment, net			614.5
Common stock subject to redemption			2.0
Long-term debt (including current portion) (2)			1,346.5
Shareholders’ deficiency			(111.5)
Working capital (including cash) (3)			362.6
Cash flow data (4):
Operating activities	41.2	150.9	111.7
Investing activities	5.1	(1,179.9)	(37.0)
Financing activities	(83.7)	1,112.5	94.7
Financial and other data:
Average Midwest transaction price (5)	1.31	1.25	1.31
Net cash cost for primary aluminum (per pound shipped) (6)	0.75	0.82	0.83
Shipments:
Upstream
External customers	198.3	202.8	374.5
Intersegment	12.1	6.1	61.2

Total	210.4	208.9	435.7

Downstream	135.6 (7)	153.4	273.3
See accompanying notes

	Successor	Successor	Pro Forma (1)	Successor
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
(in millions, except per share data)	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	$	$	$	$

Statement of Operations Data:
Sales	377.6	357.4	1,095.9	1,004.9
Operating costs and expenses
Cost of sales	337.4	312.9	943.7	846.8
Selling, general and administrative expenses and other	10.3	12.4	36.1	49.1

	347.7	325.3	979.8	895.9

Operating income	29.9	32.1	116.1	109.0
Other expenses (income)
Interest expense, net	27.4	19.9	83.6	66.3
(Gain) loss on derivative instruments and hedging activities	(6.7)	45.5	49.6	50.5
Equity in net (income) loss of investments in affiliates	(1.1)	1.6	(6.9)	(3.9)

Total other expenses	19.6	67.0	126.3	112.9

Income (loss) before income taxes	10.3	(34.9)	(10.2)	(3.9)
Income tax expense (benefit)	4.0	(12.5)	0.9	(2.2)

Net income (loss) for the period	6.3	(22.4)	(11.1)	(1.7)

Net income (loss) per share
Basic	$0.29	$(1.03)		$(0.08)
Diluted	$0.29	$(1.03)		$(0.08)
Weighted-average shares outstanding
Basic	21.61	21.75		21.71
Diluted	21.61	21.75		21.71
Cash dividends declared per common share	—	—		$4.70
Sales by segment:
Upstream	177.3	182.5	546.7	522.8
Downstream	200.3	174.9	549.2	482.1

Total	377.6	357.4	1,095.9	1,004.9

Operating income:
Upstream	25.6	29.7	110.3	108.0
Downstream	4.3	2.4	5.8	1.0

Total	29.9	32.1	116.1	109.0

Balance Sheet Data:
Cash and cash equivalents				245.0
Long-term debt (including current portion) (2)				1,346.5
Common stock subject to redemption				2.0
Shareholders’ deficiency				(111.5)
Working capital (including cash) (3)				362.6
Cash Flow Data (4):
Operating activities			192.1	111.7
Investing activities			(1,174.8)	37.0
Financing activities			1,028.8	94.7
Financial and Other Data:
Average Midwest transaction price (5)	1.22	1.34	1.27	1.31
Net cash cost for primary aluminum (per pound shipped) (6)	0.84	0.95	0.78	0.83
Shipments:
Upstream
External customers	137.0	127.7	401.1	374.5
Intersegment	4.7	20.7	18.2	61.2

Total	141.7	148.4	419.3	435.7

Downstream	104.3 (7)	94.9	288.9 (7)	273.3
See accompanying notes

(1)	See “Supplemental Pro Forma Condensed Consolidated Statements of Operations” which follows.

(2)	For the Successor period long-term debt does not include issued and undrawn letters of credit under the existing $250.0 million revolving credit facility.

(3)	Working capital is defined as current assets net of current liabilities.

(4)
The cash flow data for operating activities, investing activities, and financing activities represents the aggregation of those totals for the predecessor period from January 1, 2007 to May 17, 2007 and the successor period from May 18, 2007 to September 30, 2007 as presented in the Company’s statement of cash flows on page 6.

(5)
The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot on the London Metals Exchange (the “LME”) and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing, the sum of which is known as the Midwest transaction price, or MWTP. Approximately 80% of our products are sold at the prior month’s MWTP.

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

The following table summarizes the unit net cash costs for primary aluminum for the upstream segment for the periods presented:

	Predecessor	Successor	Successor	Successor	Successor
	Period from	Period from	Nine	Three	Three
	January 1,	May 18,	months	months	months
	2007 to	2007 to	ended	ended	ended
	May 17,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2008	2007	2008
	$	$	$	$	$

Total upstream cash cost (in millions)	158.8	168.0	360.7	119.1	140.5
Total shipments (pounds in millions)	210.4	208.9	435.7	141.7	148.4

Net upstream cash cost for primary aluminum	0.75	0.80	0.83	0.84	0.95

The following table reconciles the upstream segment’s cost of sales to the total upstream cash cost for primary aluminum the periods presented (in millions):

	Predecessor	Successor	Successor	Successor	Successor
	Period from	Period from	Nine	Three	Three
	January 1,	May 18,	months	months	months
	2007 to	2007 to	ended	ended	ended
	May 17,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2008	2007	2008
	$	$	$	$	$

Upstream cost of sales	186.6	214.8	374.0	145.3	142.1
Downstream cost of sales	237.9	291.6	472.8	192.1	170.8

Total cost of sales	424.5	506.4	846.8	337.4	312.9

Upstream cost of sales	186.6	214.8	374.0	145.3	142.1
LIFO and lower of cost or market adjustments (a)	(0.7)	(6.9)	(20.3)	(2.7)	(7.4)
Fabrication premium (b)	(18.1)	(17.3)	(33.2)	(11.2)	(10.4)
Depreciation expense— upstream	(20.8)	(31.1)	(52.5)	(21.5)	(17.2)
Joint ventures impact (c)	(8.6)	(7.2)	(7.6)	(4.4)	(0.5)
Selling, general and administrative expenses (d)	4.4	4.7	10.3	3.2	3.3
Intersegment eliminations (e)	16.0	11.0	90.0	10.4	30.6

Total upstream cash cost of primary aluminum	158.8	168.0	360.7	119.1	140.5

(a)	Reflects the conversion from LIFO to FIFO method of inventory costing, including removing the effects of adjustments to reflect the lower of cost, or market value.

(b)
Our value-added products, such as billet, rod and foundry, earn a fabrication premium over MWTP. To allow comparison of our upstream per unit costs to the MWTP, we exclude the fabrication premium in determining upstream cash costs for primary aluminum.

(c)
Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. To reflect the underlying economics of the vertically integrated upstream business, this adjustment reflects the favorable impact that third party joint venture sales have on our upstream cash cost for primary aluminum.

(d)	Represents certain selling, general and administrative costs which management believes are a component of upstream cash costs for primary aluminum, but which are not included in cost of goods.

(e)
Reflects the FIFO-basis cost of sales associated with transfers from upstream to downstream, as those costs are reflected in downstream cost of sales. This amount includes the elimination of the effects of intercompany profit in inventory at each balance sheet date.

(7)	Excludes shipments related to brokered metal sales.

Discussion of Operating Results
The results of operations, cash flows and financial condition for the Predecessor and Successor periods reflect different bases of accounting due to the impact on the financial statements of the Xstrata and Apollo acquisitions, and the resulting purchase price allocations. The comparability of these periods is also limited by other changes inherent from one acquisition to another, such as operating as a stand-alone company in the Successor periods versus operating as a subsidiary of a larger company in the Predecessor period.
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion of the historical results of operations for the Predecessor period from January 1, 2007 to May 17, 2007, and the Successor periods from May 18, 2007 to September 30, 2007 and July 1, 2007 to September 30, 2007 and for the three and nine months ended September 30, 2008. We have supplemented our discussion of historical results with an analysis of the pro forma results of operations for the nine month period ended September 30, 2007, reflecting pro forma assumptions and adjustments as if the Apollo Acquisition had occurred on January 1, 2007. We believe presenting this pro forma information is beneficial to the reader because the impact of the purchase accounting associated with the Apollo Acquisition in 2007 impacts the comparability of the financial information for the historic periods presented. We believe this pro forma presentation provides the reader with additional information from which to analyze our financial results.
You should read the following discussion of our results of operations and financial condition in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.
References to the “current quarter” relate to the three months ended September 30, 2008, while references to the “prior quarter” relate to the three months ended September 30, 2007.
Three months ended September 30, 2007 compared to three months ended September 30, 2008.
Sales
Sales in the current quarter were $357.4 million, compared to $377.6 million in the prior year quarter, a decrease of 5.3%.
Sales to external customers in our upstream business were $182.5 million in the current quarter, a 2.9% increase over the $177.3 million reported in the prior year quarter, as a $17.3 million favorable impact from pricing economics offset the impact of a 6.7% decrease in shipments to external customers.
•
The favorable impact from pricing was the result of a 10.4% increase in Midwest transaction price (“MWTP”) to $1.34 applied to all external shipments and relatively stable fabrication premiums associated with external shipments of value-added products. In June, July and August, average LME prices were $1.34, $1.39, and $1.25 per pound, respectively. In September and October, the average LME prices trended markedly lower, at averages of $1.15 and $0.96, respectively. In September and October, MWP and fabrication premiums have held at levels relatively consistent with June, July and August; however the decrease in LME prices in September and October will have a negative impact on MWTP for the three months ended December 31, 2008.

In order to reduce the commodity price risk in the upstream business, the Company has implemented a hedging strategy for approximately 50% of forecasted aluminum shipments through December 2012. These forward sale arrangements are at prices that we consider attractive relative to historical levels and which management believes will stabilize the economic impact of fluctuations in aluminum prices.

•
Total upstream metal shipments of 148.4 million pounds for the current quarter increased 6.7 million pounds or 4.7% compared to the prior quarter, as a 9.3 million pound or 6.8% decrease in external shipments was offset by a 16.0 million pound increase in shipments to our downstream business. We expect to increase our intersegment shipments in 2009. Our integrated operations provide us the flexibility to shift our upstream production to our downstream business, allowing us to reduce our overall external purchase commitments, resulting in a limited impact to pre-tax income.

•	The 6.8% decrease in external shipments is largely the result of a decline in demand for value-added products utilized in the housing and construction industry.
Sales in our downstream business were $174.9 million in the current quarter, a decrease of 12.7% compared to sales of $200.3 million in the prior year quarter. The decrease was primarily due to $20.7 million in brokered metal sales in the prior quarter that did not recur in the current quarter, as well as the net effect of $11.4 million of favorable pricing economics and a $16.6 million negative impact from lower shipments to external customers.

•
The favorable impact from pricing was the result of a 10.4% increase in MWTP, as described above, and relatively stable fabrication premiums. As noted above, LME prices in September and October are significantly lower than in June, July and August. As with the upstream business, although September and October MWP and fabrication premiums have held at levels relatively consistent with June, July and August; the decrease in LME prices in September and October will have a negative impact on revenue for the three months ended December 31, 2008 relative to the current quarter. Product margin rates are not expected to be negatively impacted because of pass-through pricing in the downstream business.

Downstream shipment volumes decreased primarily due to a decline in demand for aluminum in building products and HVAC finstock from the continuing downturn in housing markets.
Cost of sales
Cost of sales decreased from $337.4 million in the third quarter of 2007 to $312.9 million for the third quarter of 2008. The decrease was mainly the result of lower shipment volumes for value-added products to external customers, partly offset by higher raw material costs, primarily at the joint venture, and the absence of brokered metal sales in 2008.
Selling, general and administrative expenses and other
Selling, general and administrative expenses and other in the three months ended September 30, 2008, was $12.4 million, compared to $10.3 million in the three months ended September 30, 2007; an increase of $2.1 million. This variance results primarily from consulting and other professional fees associated with the Company’s registration statement processes, as well as other activities associated with the transition to operating as a stand-alone company.
Operating income
Operating income in the current quarter was $32.1 million, compared to $29.9 million in the prior quarter, an increase of 7.4%. Quarter-over-quarter gross margin (sales less cost of sales) improvements of $4.3 million were offset by a $2.2 million increase in selling, general and administrative expenses.
•
Gross margin for the current quarter was $44.5 million compared to $40.2 million in the prior quarter. The favorable impact of a 10.4% increase in MWTP and relatively stable fabrication premiums were offset by a decrease in higher margin sales of value-added products, higher production costs in the upstream business, and LCM adjustments totaling $6.7 million.

•
Selling, general and administrative expenses were $12.4 million in the current quarter compared to $10.3 million in the prior quarter. The current quarter included a $0.7 million increase over the prior quarter in professional fees, primarily associated with the Company’s registration statement processes and other transition to operating as a stand-alone public debt registrant, a $0.1 increase in pension and other employee benefit costs, and a $1.1 increase in loss on disposal of fixed assets.

Interest expense (income), net
Interest expense (income), net in the three months ended September 30, 2008 was $19.9 million, compared to $27.4 million in the three months ended September 30, 2007; a decrease of $7.5 million. This decrease was primarily the result of lower average applicable interest rates during the current quarter as compared to the prior quarter.
Based on the average borrowing rate applicable for the revolving portion of the senior credit facility for the three months ended September 30, 2008, if the additional $225 million of revolver borrowings had been outstanding since July 1, 2008, we would have recorded additional interest expense of $2.2 million.
Loss (gain) on derivative instruments and hedging activities
Loss (gain) on derivative instruments and hedging activities consisted of a loss of $45.5 million in the three months ended September 30, 2008 compared to a gain of $6.7 million in the three months ended September 30, 2007. The difference for the three months ended September 30, 2008 was related to changes in fair value of our fixed-price aluminum swaps, interest rate swaps and natural gas swaps, as well as the hedge ineffectiveness associated with our cash flow hedges.
Equity in net income of investment in affiliates
Equity in net income of investments in affiliates was $1.1 million for the three months ended September 30, 2007, compared to a loss of $1.6 million for the three months ended September 30, 2008, resulting in a decrease of $2.7 million. This decrease was primarily attributable to higher energy costs, including natural gas at Gramercy and oil at St. Ann.

Income taxes
Income tax expense totaled $4.0 million in the three months ended September 30, 2007, compared to a benefit of $12.5 million in the three months ended September 30, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 35.7% for the three months ended September 30, 2008, compared with an effective tax rate of 38.8% for the three months ended September 30, 2007. The higher effective tax rate was primarily related to state income taxes, equity method investee income, income tax credits, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest expense related to unrecognized income tax benefits.
Net income (loss)
Net income (loss) decreased by $28.7 million from income of $6.3 million in the three months ended September 30, 2007 to a net loss of $22.4 million in the three months ended September 30, 2008. This decrease was primarily a result of the realized and unrealized losses on derivative instruments, which were partially offset by lower interest expense and an income tax benefit of $12.5 million.

Historical Results of Operations—Predecessor period from January 1, 2007 to May 17, 2007, and Successor periods from May 18, 2007 to September 30, 2007 and for the nine months ended September 30, 2008.
Sales

	Predecessor	Successor	Successor
	Period from	Period from	Nine months
	January 1, 2007	May 18, 2007	ended
	to	to September 30,	September 30,
(in millions)	May 17, 2007	2007	2008
	$	$	$

Upstream:
Sales	275.2	271.5	522.8
Sales, excluding external alumina sales	275.2	269.4	522.8
External shipments	198.3	202.8	374.5
Average price per pound	1.39	1.33	1.40

Downstream:
Sales	252.5	296.7	482.1
Sales, excluding brokered metal	244.3	268.0	482.1
Pounds shipped	135.6	153.4	273.3
Average price per pound	1.80	1.75	1.76
Upstream and downstream sales per pound shipped fluctuated within a narrow range during the Predecessor period of 2007, reflecting the movement in the price of aluminum set on the London Metals Exchange (the “LME price”) and Midwest Transfer Premium during the periods, which were at relative peaks during the first nine months of both 2007 and 2008.
In planning for 2007, management anticipated a significant increase in demand for downstream products, and entered into take-or-pay contracts to purchase fixed quantities of commodity-grade sow and other metals from external sources. With the softening of the housing market in mid-to-late 2007, the downstream business’ commodity grade sow requirements were less than originally anticipated. In certain cases the downstream business made arrangements to sell these contracted metal quantities to others. These sales are referred to as “brokered metal” sales and were priced at or near the Company’s cost of purchasing the quantities. There were no brokered metal sales in 2008.
Average price per pound during the May 18, 2007 to September 30, 2007 Successor period decreased from the January 1, 2007 to May 17, 2007 Predecessor period in both upstream and downstream businesses. The LME price is a significant contributor of the determination of the current selling price for the Company’s products. The average LME price was approximately $1.18 per pound for the May 18, 2007 to December 31, 2007 period compared to $1.27 per pound for the January 1, 2007 to May 17, 2007 period.
For 2008, the upstream business has increased its intersegment shipments to the downstream segment, primarily due to a decrease in demand for value-added products related to the softening of the U.S. economy and its impact on the housing and construction industry.
Cost of sales

	Predecessor	Successor	Successor
	Period from	Period from	Nine
	January 1, 2007	May 18, 2007	months
	to	to	ended
(in millions)	May 17, 2007	September 30, 2007	September 30, 2008
	$	$	$

Upstream:
Cost of sales	186.6	214.8	374.0
Cost of sales, excluding external alumina cost of sales	186.6	212.7	374.0
External shipments	198.3	202.8	374.5
Average GAAP-basis cost of goods sold per pound	0.94	1.05	1.00

Downstream:
Cost of sales	237.9	291.6	472.8
Cost of sales, excluding brokered metal	229.7	262.9	472.8
Pounds shipped	135.6	153.4	273.3
Average GAAP-basis cost of goods sold per pound	1.69	1.71	1.73

Upstream and downstream costs per pound shipped fluctuated within a narrow range during the Predecessor period of 2007, reflecting the cost levels inherent in the inventory valuation from the Xstrata Acquisition completed in August 2006 and the relatively stable cost environment.
Costs per pound in the period from January 1, 2007 to May 17, 2007 were lower than the Successor period immediately following the Apollo Acquisition (May 18, 2007 to September 30, 2007). This results from the fact the Company’s production costs are significantly below the acquisition date valuations on a per pound basis, such that under the LIFO costing method utilized by the Company, as inventory quantities increase above the quantity levels present at the time of the Apollo acquisition, the average per pound cost of sales decreases.
Selling, general and administrative expenses and other (SG&A)

	Predecessor	Successor	Successor
	Period from	Period from	Nine
	January 1, 2007	May 18, 2007	months
	to	to	ended
	May 17, 2007	September 30, 2007	September 30, 2008

SG&A Expenses (in millions)	$16.8	18.7	49.1
As % of Sales	%3.2	3.3	4.9
As a percentage of sales, SG&A is higher in the Successor periods than in Predecessor period due to the costs of transition to a stand-alone Company. These increases include stock compensation expense (including $4.1 million expense related to re-pricing of stock options), additional consulting, registration, and sponsor fees.
Operating income

	Predecessor	Successor	Successor
	Period from	Period from	Nine
	January 1, 2007	May 18, 2007	months
	to	to	ended
	May 17, 2007	September 30, 2007	September 30, 2008

Operating Income (in millions)	$86.4	43.1	109.0
As % of Sales	%16.4	7.6	10.8
The decrease in operating income as a percent of sales to 7.6% in the May 18, 2007 to September 30, 2007 Successor period was primarily due to the impact of purchase accounting adjustments, related to depreciation and inventory step up, the lower margin on brokered metal sales and the increase in SG&A expenses during the Successor period.

Supplemental Pro Forma Condensed Consolidated Statement of Operations for
the Nine Months Ended September 30, 2007
(in millions)
This supplemental pro forma condensed consolidated statement of operations for the nine months ended September 30, 2007, on a pro forma basis, reflects the pro forma assumptions and adjustments as if the Apollo Transactions occurred on January 1, 2007.

					Pro Forma
					Noranda
					Aluminum
	Predecessor	Successor			Holding Corporation
	Period from	Period from			Nine months
	January 1, 2007 to	May 18, 2007 to	Pro		ended
	May 17, 2007	September 30, 2007	Forma		September 30,
	(1)	(1)	adjustments		2007
	$	$	$		$

Sales	527.7	568.2	—		1,095.9
Operating costs and expenses
Cost of sales	424.5	506.4	12.8	(2)	943.7
Selling, general and administrative expenses and other	16.8	18.7	0.6	(3)	36.1

	441.3	525.1	13.4		979.8

Operating income	86.4	43.1	(13.4)		116.1

Other expenses (income)
Interest expense, (income) net
Parent and related party	7.2	—	(7.2	) (4)	—
Other	(1.0)	41.8	42.8	(5)	83.6
Loss (gain) on derivative instruments and hedging activities	56.6	(7.0)	—		49.6
Equity in net income of investments in affiliates	(4.3)	(2.7)	0.1	(6)	(6.9)

	58.5	32.1	35.7		126.3

Income (loss) before income taxes	27.9	11.0	(49.1)		(10.2)
Income tax expense (benefit)	13.6	4.3	(17.0	) (7)	0.9

Net income (loss)	14.3	6.7	(32.1)		(11.1)

(1)	Represents the historical consolidated results of operations.

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

Nine months ended September 30, 2007 on a pro forma basis compared to nine months ended September 30, 2008.
Sales
Sales in the nine months ended September 30, 2008 were $1,004.9 million, compared to $1,095.9 million in the nine months ended September 30, 2007 on a pro forma basis, a decrease of 8.3%. This decrease primarily resulted from reduced upstream and downstream shipments to external customers, increased intersegment shipments, and lower brokered metal sales from our downstream business.
Sales to external customers in the upstream business for the nine months ended September 30, 2008, decreased 4.4% to $522.8 million from the $546.7 million reported for the same period last year. The decrease in sales resulted from lower value-added sales and from volume that shifted from external commodity sow sales to intersegment shipments to our downstream business.
Total upstream metal shipments for the first nine months of 2008 were 435.7 million pounds, up 16.4 million pounds from the 419.3 million pounds shipped during the first nine months of last year. Of the total amount shipped, 374.5 million pounds were shipped to external customers, while the remaining 61.2 million pounds were intersegment shipments to our downstream business. External shipments were down 26.6 million pounds as a result of a decline in demand for value-added products utilized in the housing and construction industry. This decline was more than offset by a 43.0 million pound increase in shipments to our downstream operation. Our integrated operations provide us the flexibility to shift our upstream production to our downstream business, allowing us to reduce our overall external purchase commitments, resulting in a slightly favorable impact to pre-tax income.
Sales in the downstream business were $482.1 million, down 12.2% from the $549.2 million reported for the first nine months of 2007. The decrease in downstream sales was impacted by a 5.4% decline in volume and a $36.9 million reduction in brokered metal sales during the first nine months of 2008.
Cost of sales
Cost of sales in the nine months ended September 30, 2008 was $846.8 million, compared to $943.7 million in the nine months ended September 30, 2007 on a pro forma basis, a decrease of $96.9 million. Cost of sales was impacted primarily by lower shipment volumes to external customers, a $10.2 million LIFO adjustment and the loss of $36.1 million of brokered metal sales.
Cost of sales in our upstream business was $374.0 million in the nine months ended September 30, 2008, compared to $410.1 million in the nine months ended September 30, 2007 on a pro forma basis, a decrease of $36.1 million. This decrease relates to lower third party shipment volumes with an approximate $22.1 million impact, an $8.7 million pro forma inventory cost adjustment in the 2007 period, and the impact of the sell through of inventory whose cost base had been reduced by a $5.3 lower of cost or market reserve at December 31, 2007.
Cost of sales in our downstream business decreased by $60.8 million to $472.8 million in the nine months ended September 30, 2008, compared to $533.6 million in the nine months ended September 30, 2007 on a pro forma basis. The decrease relates to lower third party shipment volumes with an approximate $22.1 million impact, a $4.1 million pro forma adjustment, and no brokered metal sales for the year as compared with $36.1 million through September 30, 2007.
Selling, general and administrative expenses and other
Selling, general and administrative expenses and other in the nine months ended September 30, 2008 was $49.1 million, compared to $36.1 million in the nine months ended September 30, 2007 on a pro forma basis, an increase of $13.0 million. This variance results primarily from an $8.9 million increase in consulting and other professional fees associated with activities related to the transition to operating as a stand-alone company, including costs incurred in the Company’s debt and equity registration processes, as well as an increase in loss on disposal of fixed assets in the amount of $2.4 million. Additionally, intangible asset amortization increased $1.4 million compared to the previous year as the Company was acquired in May of the prior year. Therefore, nine months was amortized in the current year as compared to four and a half months in 2007.
Operating income
Operating income in the nine months ended September 30, 2008 was $109.0 million, compared to $116.1 million in the nine months ended September 30, 2007 on a pro forma basis, a decrease of $7.1 million. This decrease was primarily the result of the net effect of the items described above.

Interest expense (income), net
Interest expense (income), net in the nine months ended September 30, 2008 was $66.3 million, compared to $83.6 million in the nine months ended September 30, 2007 on a pro forma basis, a decrease of $17.3 million. This decrease was the result of a lower outstanding debt balance at September 30, 2008 as compared to the pro forma debt balance at September 30, 2007 combined with lower average interest rates this year to date versus last year.
Loss (gain) on derivative instruments and hedging activities
Loss (gain) on derivative instruments and hedging activities consisted of a loss of $50.5 million in the nine months ended September 30, 2008 compared to a loss of $49.6 million in the nine months ended September 30, 2007 on a pro forma basis. The difference for the nine months ended September 30, 2008 was related to changes in fair value of our fixed-price aluminum swaps and interest rate swaps, as well as the hedge ineffectiveness associated with our cash flow hedges.
Equity in net income of investment in affiliates
Equity in net income of investments in affiliates was $6.9 million for the nine months ended September 30, 2007 on a pro forma basis compared to $3.9 million for the nine months ended September 30, 2008, resulting in a decrease of $3.0 million. In June 2008, the St. Ann joint venture recorded a $5.3 million tax credit. The Company’s share of this gain, $2.6 million, was offset by higher energy costs at the joint venture’s operating facilities, specifically natural gas at Gramercy and oil at St. Ann.
Income taxes
Income tax expense was $0.8 million for the nine months ended September 30, 2007 on a pro forma basis, compared to a benefit of $2.2 million in the nine months ended September 30, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 55.2% for the nine months ended September 30, 2008, compared with an effective tax rate of 8.8% for the nine months ended September 30, 2007 on a pro forma basis. The higher effective tax rate was primarily related to a permanent difference in cancellation of debt income related to the divestiture of a subsidiary, state income taxes, equity method investee income, income tax credits, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest expense related to unrecognized income tax benefits.
Net (loss) income
Net (loss) income increased from an $11.1 million loss in the nine months ended September 30, 2007 on a pro forma basis to a $1.7 million loss in the nine months ended September 30, 2008. These increases are a result of the net effect of the items described above.

Liquidity and Capital Resources
Following the Transactions, our primary sources of liquidity are the cash flows from operations and funds available under our existing senior secured revolving credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures, debt obligations and to pay dividends. We have incurred substantial indebtedness in connection with the Transactions and incurred additional indebtedness in connection with the payment of the Special Dividend to our stockholders in May 2007. At September 30, 2008, we had $1.3 billion of indebtedness. Management believes cash flows from operating activities, together with cash and cash equivalents, will be sufficient to meet the Company’s short-term liquidity needs.
Prior to the Transactions, our principal sources of liquidity were cash generated from operations and available borrowings. We also, from time to time, borrowed from related-party lenders and factored certain receivables in the Predecessor periods. Our primary liquidity requirements were the funding of capital expenditures and working capital.
The following table sets forth certain historical consolidated cash flow information for the following periods:
Nine months ended September 30, 2007 compared to nine months ended September 30, 2008

	Predecessor	Successor	Successor
	Period from	Period from	For the nine months
	January 1, 2007 to	May 18, 2007 to	ended
	May 17, 2007	September 30, 2007	September 30, 2008
(in millions)	$	$	$

Cash provided by operating activities	41.2	150.9	111.7
Cash provided by (used in) investing activities	5.1	(1,179.9)	(37.0)
Cash (used in) provided by financing activities	(83.7)	1,112.5	94.7

Net change in cash and cash equivalents	(37.4)	83.5	169.4

Operating Activities
Net cash provided by operating activities totaled $111.7 million in the nine months ended September 30, 2008, compared to $41.2 million for the period from January 1, 2007 to May 17, 2007 and $150.9 million for the period from May 18, 2007 to September 30, 2007. The decrease in cash flows from operating activities in 2008 compared with 2007 was mainly due to payment of interest in 2008.
In light of business conditions present beginning in late September 2008, along with the Company’s current and future cash needs, management has notified the trustee for the HoldCo and Acquisition Co bondholders of its election to pay the May 15, 2009 interest payment entirely by increasing the principal amount of those notes.
Investing Activities
Capital expenditures were $37.5 million during the nine month Successor period ended September 30, 2008, compared to $5.8 million in the Predecessor period from January 1, 2007 to May 17, 2007 and $18.4 million in the Successor period from May 18, 2007 to September 30, 2007. The higher level of capital expenditures in 2008 is primarily attributable to capital expenditure projects aimed at increasing productivity, including $9.4 million invested in the $48 million smelter expansion project in our upstream business.
During the Predecessor period from January 1, 2007 to May 17, 2007, investing cash flows were affected by a $10.9 million advance from the Predecessor parent. The Successor period from May 18, 2007 to September 30, 2007 was affected by the $1.2 billion purchase price paid by the Successor for the acquisition of Noranda Aluminum, Inc.
Financing Activities
During the Predecessor period from January 1, 2007 to May 17, 2007, financing cash flows were affected by contribution of cash from the Predecessor parent, the settlement of intercompany accounts, and the distributions of amounts to the Predecessor parent in preparation for the Apollo Acquisition.
During the Successor period from May 18, 2007 to September 30, 2007, financing cash flows were affected by the proceeds from issuance of the senior rate floating notes and the term B loans as funding for the Apollo Acquisition. The Company made a $75 million voluntary pre-payment of the term B loans in June 2008, as described in Note 9 to the financial statements included elsewhere in this report. During the nine month Successor period ended September 30, 2008, the Company made a $30.3 million principal payment as called for by that facilities’ cash flow sweep provisions. As discussed in Note 9 to the financial statements included elsewhere in this report, similar cash flow sweep provisions may be required annually. The Company’s board of directors declared and the Company paid a $102.2 million dividend ($4.70 per share) in June 2008.

In late September 2008, in light of concerns about instability in the financial markets and general business conditions, in order to preserve its liquidity, the Company borrowed $225 million under the revolving portion of its senior credit facility and invested the proceeds in highly liquid cash equivalents, including U.S. Government treasury bills and money market funds holding only U.S. Government treasury securities, with the remainder held in the Company’s bank accounts. The Company expects to hold those funds for use, if necessary, in its current operations for the foreseeable future.
On November 12, 2008 Standard & Poor’s placed its ratings of both Noranda HoldCo and Noranda AcquisitionCo on CreditWatch with negative implications.

Covenant Compliance
Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing our notes restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales) if we are unable to meet defined Adjusted EBITDA to fixed charges and net senior secured debt to Adjusted EBITDA ratios. Further, the interest rates we pay under our senior secured credit facilities are determined in part by the ratio of our fixed charge to Adjusted EBITDA coverage. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the covenants, which amounts accumulate with reference to our Adjusted EBITDA on a quarterly basis. With respect to the ratios with which we must comply, Adjusted EBITDA is computed on a trailing four quarter basis and the minimum or maximum amounts generally required by those covenants and our performance against those minimum or maximum levels are summarized below:

Actual
		December 31,	September 30,
	Requirement	2007	2008

Minimum Adjusted EBITDA to fixed charges:
HoldCo:
Senior Floating Rate Notes(1)(2)	1.75 to 1.0	2.8 to 1	3.2 to 1
AcquisitionCo:
Senior Floating Rate Notes(1)(2)	2.0 to 1.0	3.7 to 1	4.2 to 1
Maximum Net Senior Secured Debt to Adjusted EBITDA:
AcquisitionCo:
Senior Secured Credit Facilities(3)(4)	2.75 to 1.0 (5)	1.1 to 1	1.3 to 1

(1)
Fixed charges, in accordance with our debt agreements, is the sum of consolidated interest expense and all cash dividend payments with respect to preferred and certain other types of our capital stock. For the purpose of calculating these ratios, pro forma effect is given to any repayment and issuance of Senior debt (excluding the Revolver), as if such transaction occurred at the beginning of the trailing four-quarter period.

(2)
Covenants for the Holdco notes and AcquisitionCo notes are generally based on a minimum ratio of Senior Floating Ratio Notes to fixed charges; however, certain provisions also require compliance with the net senior secured debt to Adjusted EBITDA ratio.

(3)
Covenants for our senior secured credit facilities are generally based on a maximum ratio of net senior secured debt to Adjusted EBITDA; however, certain provisions also require compliance with a net senior debt to Adjusted EBITDA ratio.

(4)
The senior secured credit facilities net debt covenant is calculated based on net debt outstanding under that facility. As of December 31, 2007, we had senior secured debt of $423.7 million offset by unrestricted cash and permitted investments of $75.6 million, for net debt of $348.1 million. As of September 30, 2008, we had senior secured debt of $618.5 million offset by unrestricted cash and permitted investments of $244.7 million at the AcquisitionCo level, for net debt of $373.8 million.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented, in accordance with the credit agreement and the indentures governing our notes. All of the following adjustments are in accordance with the credit agreement governing our term B loans and the indentures governing our notes.

	Twelve months	Last twelve	Nine months	Nine months	Three months	Three months
	ended	months ended	ended	ended	ended	ended
	December 31,	September 30,	September 30,	September 30,	September 30,	September 30,
(in millions)	2007	2008	2007	2008	2007	2008
	$	$	$	$	$	$

Net income	22.5	(0.1)	20.9	(1.7)	6.3	(22.4)
Income taxes	18.7	(1.4)	17.9	(2.2)	4.0	(12.5)
Interest expense, net	73.4	91.7	48.0	66.3	27.4	19.9
Depreciation and amortization	99.4	101.7	71.8	74.1	29.3	24.7
Joint venture EBITDA (a)	15.3	12.8	11.9	9.4	4.2	4.0
LIFO expense (b)	(5.6)	20.2	5.4	31.2	(2.8)	(0.4)
LCM adjustment (c)	14.3	(5.2)	11.9	(7.6)	7.8	6.7
Non-cash derivative gains and losses (d)	54.0	38.5	51.9	36.4	(4.5)	35.3
Incremental stand alone costs (e)	(2.7)	—	(2.7)	—	—	—
Employee compensation items (f)	10.4	8.0	7.1	4.7	0.6	0.6
Other items, net (g)	9.6	22.0	2.6	15.0	1.1	4.7

Adjusted EBITDA	309.3	288.2	246.7	225.6	73.4	60.6

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

	Twelve months	Last twelve months	Nine months	Nine months
	ended	ended	ended	ended
	December 31,	September 30,	September 30,	September 30,
(in millions)	2007	2008	2007	2008
	$	$	$	$

Cash flow from operating activities	202.0	121.6	192.1	111.7
Loss (gain) on disposal of property, plant and equipment	(0.5)	(2.9)	—	(2.4)
Loss (gain) on derivative instruments and hedging activities	(44.0)	(28.4)	(51.9)	(36.4)
Equity in net income of investments in affiliates	11.7	8.6	7.0	3.9
Stock option expense	(3.8)	(5.3)	—	(1.5)
Changes in deferred charges and other assets	8.4	3.1	1.3	(4.0)
Changes in pension and other long-term liabilities	0.6	(2.7)	12.9	9.6
Changes in operating asset and liabilities, net	(61.9)	2.0	(77.3)	(13.3)
Income taxes	35.5	11.7	31.5	7.7
Interest expense, net	66.0	84.2	43.0	61.2
Joint venture EBITDA adjustments (a)	15.3	12.8	11.9	9.4
LIFO expense (b)	(5.6)	20.2	5.4	31.2
LCM adjustment (c)	14.3	(5.2)	11.9	(7.6)
Non-cash derivative gains and losses (d)	54.0	38.5	51.9	36.4
Incremental stand-alone costs (e)	(2.7)	—	(2.7)	—
Employee compensation items (f)	10.4	8.0	7.1	4.7
Other items, net	9.6	22.0	2.6	15.0

Adjusted EBITDA	309.3	288.2	246.7	225.6

(a)
Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. Our reported Adjusted EBITDA includes 50% of the net income of Gramercy and St. Ann, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates the following components of equity income to reflect 50% of the EBITDA of the joint ventures, for the following aggregated periods (in millions):

	Last twelve	Last twelve
	months	months	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	December 31,	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008	2007	2008
	$	$	$	$	$	$

Depreciation and amortization	12.4	14.7	9.8	12.1	3.6	4.5
Net tax expense	3.2	(1.8)	2.4	(2.6)	0.9	(0.5)
Interest income	(0.3)	(0.1)	(0.3)	(0.1)	(0.3)	—
Non-cash purchase accounting adjustments	—	—	—	—	—	—

Total joint venture EBITDA adjustments	15.3	12.8	11.9	9.4	4.2	4.0

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
(d)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices and interest rates. We do not enter into derivative financial instruments for trading purposes. This adjustment eliminates the non-cash gains and losses resulting from the fair market value changes of our swaps. These amounts exclude the following cash settlements (in millions):

	Nine months	Three months
	ended	ended
	September 30,	September 30,
	2008	2008
	$	$

Aluminum swaps—fixed price	(18.9)	(10.7)
Aluminum swaps—variable price	5.7	0.8
Interest rate swaps	(0.6)	—
Natural gas swaps	(0.3)	(0.3)

Total	(14.1)	(10.2)

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

(f)	Represents stock compensation expense, repricing of stock options and bonus payments.

(g) Other items, net, consist of the following:

	Last twelve	Last twelve	Nine months	Nine months	Three months	Three months
	months ended	months ended	ended	ended	ended	ended
(in millions)	December 31, 2007	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	$	$	$	$	$	$

Sponsor fees	2.0	2.3	1.2	1.5	0.8	0.5
Pension expense — non cash	0.2	0.1	0.8	0.7	0.4	0.5
Accretion expense	(0.2)	1.0	(0.7)	0.5	(1.2)	0.2
Loss on disposal of assets	0.7	3.1	—	2.5	—	1.1
Interest rate swap	—	0.6	—	0.6	—	—
Consulting fees	6.0	12.2	1.1	7.2	1.1	1.2
Other	0.9	2.7	0.2	2.0	—	1.2

Total	9.6	22.0	2.6	15.0	1.1	4.7

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Aluminum
Noranda has implemented a hedging strategy that it believes will reduce commodity price risk and earnings volatility in the upstream business. Specifically, Noranda has entered into fixed price forward aluminum swaps with respect to a portion of its expected future upstream shipments. Under this arrangement, if the fixed price of primary aluminum established per the swap for any monthly calculation period exceeds the average market price of primary aluminum (as determined by reference to prices quoted on the LME) during such monthly calculation period, our counterparty in this hedging arrangement will pay to us an amount equal to the difference multiplied by the quantities as to which the swap agreement applies during such period. If the average market price during any monthly calculation period exceeds the fixed price of primary aluminum specified for such period, the Company will pay an amount equal to the difference multiplied by the contracted quantity to our counterparty. The liability relating to these fixed price aluminum swaps has a fair value totaling $63.9 million as of September 30, 2008. Noranda has qualified these contracts for hedge accounting treatment under SFAS 133, and therefore, gains or losses resulting from the change in the fair value of these contracts are recorded as a component of accumulated comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. During the first nine months of 2008, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive loss was $14.7 million. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
As of September 30, 2008, the Company had outstanding aluminum swap contracts that were entered into to hedge aluminum shipments of approximately 1.2 billion pounds. The following table summarizes our fixed price aluminum hedges per year:

	Average hedged	Pounds hedged
	price	annually
Year	per pound	(in thousands)

2008	1.18	71,730
2009	1.09	289,070
2010	1.06	290,536
2011	1.20	290,955
2012	1.28	291,825
Natural Gas
Noranda purchases natural gas to meet its production requirements. These purchases expose Noranda to the risk of higher prices. To offset changes in the Henry Hub Index Price of natural gas, Noranda enters into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. The natural gas financial swaps were not designated as hedging instruments under SFAS 133. Accordingly, any gains or losses resulting from changes in the fair value of the financial swap contracts are recorded in other expense (income) in the consolidated statement of operations. During the three month period ended September 30, 2008, the Company entered into fixed-price swap contracts as an economic hedge against a portion of our exposures to increases in natural gas prices. These contracts were not designed as hedges for accounting purposes.
As of September 30, 2008, the Company was entered into fixed-price swap contracts for the following volumes of natural gas purchases:

	Average Price Per million BTU
Year	$	Notional amount million BTU’s

2008	8.55 to 9.66	1,640,431
2009	9.19 to 9.89	4,471,872
2010	9.33	3,011,988
2011	9.31	2,019,000
2012	9.06	2,022,996

Interest Rates
Noranda has floating-rate debt which is subject to variations in interest rates. At September 30, 2008, the Company was entered into an interest rate swap agreement to limit our exposure to floating interest rates for the periods from November 15, 2008 to November 15, 2011. The interest rate swap agreement was not designated as a hedging instrument under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contract were recorded in (gain) loss on derivative instruments and hedging activities in the condensed consolidated statement of operations. As of September 30, 2008, the fair value of that contract was a $13.7 million liability. The following table presents the interest rate swap schedule:

Int Rate Swap values	Hedged amount
($ in millions)	(for prior 6 mos)
11/17/2008	500.0
05/15/2009	400.0
11/16/2009	400.0
05/17/2010	250.0
11/15/2010	250.0
05/16/2011	100.0
11/15/2011	100.0
12/31/2011	0.0
Non Performance Risk
The Company’s derivatives are recorded at fair value, the measurement of which includes the effect of non performance risk of the Company for derivatives in a liability position, and of the counterparty for derivatives in an asset position. At September 30, 2008, the Company’s $101.0 million of derivative fair value consisted of $101.4 million of derivatives in a liability position and $0.4 million of derivatives in an asset position. The Company also has a broker margin asset of $6.3 million.
Merrill Lynch is the counterparty for a substantial portion of the company’s derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which are subject to the same guarantee and security provisions as the senior secured credit facility. At current hedging levels, the master arrangement does not require the Company to post additional collateral, nor does it subject the Company to margin requirements. While management may alter the Company’s hedging strategies in the future based on its view of actual at forecasted prices, there are no plans in place that would require the Company to post additional collateral or become subject to margin requirements under the master agreement with Merrill Lynch.
The Company has also entered into variable priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for the Company, there is no counterparty risk to the Company because these counterparties are backed by the LME. To the extent these contracts are in a liability position for the Company, the swap agreements provide for the Company to establish margin accounts in favor of the broker. These margin account balances are applied currently in the settlement of swap liability. At September 30, 2008, the margin account balances were $6.3 million.

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
We have taken the following steps as part of our remediation plan to address the material weakness discussed above:
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
None.
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

November 14, 2008	NORANDA ALUMINUM HOLDING CORPORATION

	By:	/s/ Kyle D. Lorentzen

Kyle D. Lorentzen
Chief Financial Officer