Form 10-K
period 2008-12-31
Noranda Aluminum Holding CORP
filed 2009-02-25
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 333-148977

NORANDA ALUMINUM HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-8908550
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification Number)

801 Crescent Centre Drive, Suite 600	37067
Franklin, TN 37067	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (615) 771-5700
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There is no established public trading market for the Registrant’s common stock. As of January 31, 2009, there were 22,204,236 shares of the Registrant’s common stock outstanding.
Documents Incorporated by Reference:
None

NORANDA ALUMINUM HOLDING COMPANY

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
     This Form 10-K contains “forward-looking statements.” You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this filing.
     Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this filing, including, without limitation, in conjunction with the forward-looking statements included in this filing. All forward-looking information in this filing and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•	delays in restoring our New Madrid smelter to its full production capacity;

•	the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in our earnings and cash flows;

•	a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of our products;

•	losses caused by disruptions in the supply of electrical power;

•	fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	the effectiveness of our hedging strategies in reducing the variability of our cash flows;

•	unexpected issues arising in connection with our joint ventures;

•	the effects of competition in our business lines;

•	the relative appeal of aluminum compared with alternative materials;

•	the loss of order volumes from our largest customers would reduce our revenues and cash flows;

•	our ability to retain customers, a substantial number of which do not have long-term contractual arrangements with us;

•	our ability to fulfill our business’s substantial capital investment needs;

•	the cost of compliance with and liabilities under environmental, safety, production and product regulations;

•	natural disasters and other unplanned business interruptions;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs, including at St. Ann where we are currently negotiating new labor contracts;

•	unexpected issues arising in connection with our operations outside of the United States;

•	our ability to retain key management personnel;

•	our expectations with respect to our acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions;

•	the ability of our insurance to cover fully our potential exposures; and

•	neither our historical nor our pro forma financial information may be representative of results we would have achieved as an independent company or our future results.
     We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this filing may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I
ITEM 1. BUSINESS
     Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) “Noranda HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries, (b) “Noranda AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, a direct wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) “Noranda,” the “Company,” “we,” “our,” and “us” refer collectively to (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the consummation on May 18, 2007 of the acquisition as described below by Apollo as defined below, which we refer to as the “Apollo Acquisition,” and (2) Noranda HoldCo, Noranda AcquisitionCo, Noranda Intermediate Holding Corporation and Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis after the completion of the Apollo Acquisition, (d) “HoldCo notes” refers to Senior Floating Rate Notes due 2014 issued by Noranda HoldCo, and (e) “AcquistionCo notes” refers to Senior Floating Rate Notes due 2015 issued by Noranda AcquistionCo.
Overview
     We are a leading North American vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two integrated businesses: our primary metals, or upstream business, and our rolling mills, or downstream business. In 2008, our upstream business produced approximately 575 million pounds (261,000 metric tonnes) of primary aluminum at our New Madrid smelter facility, accounting for approximately 10% of total United States primary aluminum production, according to production statistics from The Aluminum Association. Our upstream business is vertically integrated from bauxite to alumina to primary aluminum metal. Our 50% joint venture interest in a related bauxite mining operation in St. Ann, Jamaica and our 50% joint venture interest in an alumina refinery in Gramercy, Louisiana provide a secure raw material supply. Our downstream business, consisting of four rolling mill facilities with a combined annual production capacity of approximately 495 million pounds is one of the largest aluminum foil producers in North America, according to data from The Aluminum Association.
     In the second half of 2008, global economic contraction severely impacted the aluminum industry. Primary aluminum is a global commodity, and its price is set on the London Metal Exchange (the “LME” and such price, the “LME price”). Our primary aluminum products typically earn the LME price plus a Midwest premium, the sum of which is known as the Midwest Transaction Price (the “MWTP”). Driven by significant weakness in end-use markets such as housing and automotive, LME prices experienced a historic decline. The LME price dropped 49% in the last five months of 2008 to levels at which our production cash costs were higher than our primary metal selling prices causing a significant negative impact on our financial results. In addition, global inventories have grown to near record levels as market demand has continued to decline.
     In 2008, we sold approximately 70% of our upstream volume as value-added products of billet, rod and foundry. The markets for these products experienced acute downward pressure as the majority of our value-added products are sold into housing and automotive applications. In addition to extraordinary declines in volume and price in the upstream segment, the downstream business was also impacted by weak end markets and falling metal prices. Our downstream business is a low-cost domestic producer of aluminum rolled products servicing a variety of end markets including building, automotive, and HVAC. The economic crisis, including limited credit availability, had a major negative impact on these markets. Weak market conditions had a direct impact on our downstream business volume and subsequently our financial results.
     During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of our upstream business’s production, was interrupted numerous times because of a severe ice storm in Southeastern Missouri. As a result of the outage, we lost approximately 75% of the smelter capacity. The smelting production facility is being cleaned out, inspected, and restarted. Based on our current assessment, we expect that the smelter could return to full production capacity during second half of 2009 with partial capacity phased in during the intervening months. We hold pot line freeze insurance covering up to $77.0 million of losses, which management expects to apply to costs of restoration and restarting the pot lines. We believe that insurance will cover a substantial portion, if not all, of the cost of restoring capacity; however, there can be no assurance that the full amount of the claim we submit will be reimbursed or the timing of when the reimbursement will be received. In addition, with the current available capacity and re-melt capability within the facility, we expect to service our customer base with minimal interruptions. The New Madrid power outage and temporary lost capacity will have no impact on our ability to serve customers for the downstream foil operations.
     To reduce commodity price risk and protect operating cash flows in the upstream business, we have implemented a hedging strategy that establishes the price at which approximately 50% of our expected cumulative primary aluminum shipments will be sold through December 2012. Subsequent to December 31, 2008, we entered into fixed price aluminum purchase swaps covering approximately 523.6 million pounds of aluminum purchases in 2010, 2011 and 2012 at approximately $0.75 per pound.
Company History
     Noranda HoldCo and Noranda AcquisitionCo were formed on March 27, 2007 by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management, L.P., including Apollo Investment Fund VI, L.P. (collectively “Apollo”) to acquire a portion of the aluminum business of Xstrata (Schwiz) A.G. (“Xstrata”). The Apollo Acquisition was completed on May 18, 2007, when Noranda AcquisitionCo acquired the stock of a subsidiary of Xstrata that held the Noranda aluminum business. As used in this report, the term “Apollo

Transactions” means, collectively, the Apollo Acquisition and the related financings.
     Upon completion of the Apollo Acquisition, Apollo and certain members of management became the owners of all of the outstanding equity interests of Noranda HoldCo. Noranda AcquisitionCo is a wholly owned subsidiary of Noranda HoldCo.
Primary Metal—Upstream Business
     The aluminum industry experienced a profound decline in demand and pricing in the second half of 2008. The decline was driven by falling end-market demand resulting from global economic contraction. Two large aluminum end-use markets, automotive and construction, experienced unprecedented declines in demand that significantly impacted overall industry demand and pricing. The LME price dropped 49% in the last five months of 2008 and LME inventories increased to near record highs. The decline had significant negative impact on our financial results. Fourth quarter 2008 value-added upstream volume of 73.4 million pounds was 30.5% below fourth quarter 2007. Our aluminum and alumina production cash costs at year-end were higher than the respective market prices.
     During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of our upstream business’s production, was interrupted numerous times because of a severe ice storm in Southeastern Missouri. We use large amounts of electricity to produce primary aluminum, and any loss of power which causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. If this occurs, we may experience significant losses if the pots are damaged and require repair or replacement, a process that could limit or shut down our production operations for a prolonged period of time. Although we had full capability to continue full production throughout the storm, our electricity providers’ inability to return power to the smelter in a timely fashion caused a loss of approximately 75% of the smelter’s capacity. We are still in the process of assessing the damage. The smelting production facility is being cleaned out, inspected, and restarted. To date, approximately five percent of the lost capacity has been restored. Based on our current assessment, we expect that the smelter could return to full production during the second half of 2009 with partial capacity phased in during the intervening months.
     Because of the desire to restart production as quickly as possible and the need for Noranda’s skilled, dedicated workforce during the repair and restart process, we expect to retain as many jobs as possible with a goal of maintaining all jobs throughout the restart process. We have notified our insurance carrier and are diligently working through the claim process. We have received $4.2 million in pre-funding and have a request for an additional $0.8 million pending. We hold pot line freeze insurance covering up to $77.0 million of losses, which management expects to apply to costs of restoration and restarting the pot lines. We believe that insurance will cover a substantial portion, if not all, of the cost of restoring capacity; however, there can be no assurance that the full amount of the claim we submit will be reimbursed or the timing of when the reimbursement will be received.
     The process of making aluminum is power intensive and requires a large amount of alumina (aluminum oxide). Alumina is derived from the raw material bauxite, and approximately four pounds of bauxite are required to produce approximately two pounds of alumina, and the two pounds of alumina will produce approximately one pound of aluminum. Our aluminum smelter in New Madrid, Missouri receives substantially all of its alumina requirements at cost plus freight from our Gramercy joint venture. We believe New Madrid has a freight cost advantage relative to other smelters because of the proximity of Gramercy to St. Ann and New Madrid to Gramercy. In addition, New Madrid is the closest Midwest smelter to the Gulf Coast, the entry point for approximately 75% of the alumina shipped to the United States based on Brook Hunt statistics. We believe our location allows New Madrid to internally source its alumina from Gramercy or purchase alumina from third parties at a lower freight cost than other U.S. based smelters. The smelter is also located in an area with historically reliable sources of electrical power, and in June 2005, we entered into a 15-year power purchase agreement with AmerenUE for the electricity supply of the smelter through a transmission agreement between the Company and Associated Electric.
     All of our primary aluminum production occurs at the smelter in New Madrid, which produced 575 million pounds (261,000 metric tonnes) of primary aluminum in 2008. The plant site also includes a fabrication facility that converts molten aluminum into value-added products. The fabrication facility has the capacity to produce annually approximately 160 million pounds of rod, 286 million pounds of extrusion billet and 75 million pounds of foundry ingot. Molten aluminum that is not used in these product lines is produced as primary ingots for transfer to our downstream business or sale to other aluminum fabricators.
     In 2008, approximately 70% of our upstream products were sold as value-added products at the prior month’s MWTP plus a fabrication premium. Our value-added products are supported by excellent customer service and delivery. Our major target customers are located in the Midwestern United States and Mexico, with 88% of our customers within one-day truck delivery. To reduce commodity price risk and protect operating cash flows in the upstream business, we have implemented a hedging strategy that establishes the price at which approximately 50% of our expected cumulative primary aluminum shipments will be sold through December 2012. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
     Through a 50/50 joint venture with Century Aluminum Company (“Century”), we own the Gramercy, Louisiana alumina refinery that supplies the alumina used at our New Madrid smelter. With Century, through a separate 50/50 joint venture, we also own an interest in a

Jamaican partnership that owns bauxite mining assets in St. Ann, Jamaica. Bauxite is the principal raw material used in the production of alumina and substantially all of the bauxite used at the Gramercy alumina refinery is purchased from the Jamaican partnership.
     During fourth quarter 2008, the cost of alumina purchased from our joint venture in Gramercy exceeded the cost of alumina available from other sources. We continue to evaluate options to reduce the purchase cost of alumina including evaluating with our joint venture partner curtailment of Gramercy’s operation. In addition, pursuant to the agreements governing the joint ventures, we are currently in a period of renegotiation with our joint venture partner concerning the future of the joint ventures after December 2010.
     Through our wholly owned subsidiary Gramercy Alumina Holdings Inc., we hold an interest in the two joint venture companies as shown below:
     As of December 31, 2008, Gramercy produced alumina at a capacity rate of approximately 1.2 million metric tonnes per year, consisting of approximately 80% smelter grade alumina, or SGA, and 20% alumina hydrate, also known as chemical grade alumina, or CGA. Third-party sales of chemical grade alumina reduce the net cash cost of New Madrid’s alumina supply. In 2008, St. Ann produced approximately 4.5 million tonnes of bauxite, of which it sold approximately 50% to a third-party, which reduced the net cost of bauxite transferred to Gramercy.
     Competition. The market for primary aluminum is diverse and highly competitive. We believe that we compete on the basis of price, quality, timeliness of delivery and customer service, with our focus on the latter three areas. We also compete on a global basis with other producers on the basis of cost. Aluminum also competes with other materials such as steel, plastic, copper, titanium and glass based upon functionality and relative pricing.
     Raw Materials and Supply. Electrical power and alumina are the main cost components for primary aluminum production. New Madrid has a power purchase agreement with AmerenUE, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. This contract is for regulated power and cannot be altered without the approval of the Missouri Public Service Commission. In January 2009, the Missouri Public Service Commission approved a rate increase and a fuel adjustment clause. The approved rate change increased our power cost by approximately 6%. The impact of an increase in our costs due to the fuel adjustment clause cannot be estimated at this time. Electricity provided by AmerenUE is delivered to our site through a transmission agreement between the Company and Associated Electric.
     Our upstream business is fully integrated from bauxite to alumina to primary aluminum metal, ensuring security of raw material supply. New Madrid receives alumina at cost plus freight from our Gramercy refinery. New Madrid is the closest Midwest smelter to the alumina source and therefore has a lower freight cost than its competition. In addition, our Gramercy refinery also sells chemical grade alumina (hydrate) which helps reduce the production cost for smelter grade alumina consumed by the New Madrid smelter. Bauxite is the principal raw material used in the production of alumina and substantially all of the bauxite used at our Gramercy refinery is purchased from our St. Ann joint venture. We transport bauxite from St. Ann to Gramercy by oceangoing vessels, which are the only available means of transportation. We currently have a four-year contract, effective January 1, 2007, with a third-party for bauxite ocean vessel freight, which contains escalators related to the cost of fuel. The contract was negotiated at arm’s length in 2006 based upon a tendering process which included identifying the availability of vessels equipped to carry bauxite in the volumes and frequencies required and related costs. In the current market environment, the cost of alumina purchased from our joint venture in Gramercy exceeds the cost available from other sources.
     Our Gramercy refinery has contracts with two suppliers of natural gas, Coral Energy Resources, L.P. and Atmos Energy Marketing, LLC, which expire on April 30, 2010 and April 30, 2009, respectively. These contracts guarantee a secure supply of natural gas at a price based on the Henry Hub index plus transportation/pipeline costs. In addition, our contract with Atmos provides security in case of a short-term supply emergency (such as a hurricane or other force majeure situation), by granting Gramercy the option to obligate Atmos to utilize its storage assets to supply Gramercy’s full natural gas supply requirements. Fuel is a substantial component of the cost structure at our St. Ann bauxite mine. St Ann Jamaica Bauxite Partners has a requirements contract with Clark Oil Trading Company to purchase 3% sulfur fuel oil. Clark Oil Trading Company is required to provide St Ann with a minimum BTU (British Thermal Unit) per barrel through September 30, 2011. This contract guarantees a secure supply of fuel oil at a price based on the average of low quotations as published by Platt’s Oilgram Priced Report.
     Sales and Marketing; Customers. We employ a sales force consisting of inside and outside salespeople. Inside salespeople are responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Our outside sales force is responsible for identifying potential customers and calling on them to explain our services and products as well as maintaining and expanding our relationships with our current customers. The sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.
     Our sales and marketing focus is on the identification of original equipment manufacturers, or OEMs, and other metals end-users that could achieve significant cost savings through the use of our inventory management, value-added processing, just-in-time delivery and other services. We use a variety of methods to identify potential customers, including the use of databases, and participation in manufacturers’ trade shows. Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers. Once a potential customer is identified, our outside salespeople assume responsibility for visiting the appropriate contact, typically the managers of purchasing or operations and business owners.
     All of our value-added (billet, foundry, rod) sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 9% of our net sales in each of the last three years. Our ten largest customers represented 45% of our net sales in 2008.
     New Madrid Primary Aluminum Smelter. During the week of January 26, 2009, power supply to our New Madrid smelter was interrupted numerous times because of a severe ice storm in Southeastern Missouri. Although we had full capability to continue full production throughout the storm, our electricity providers’ inability to return power to the smelter in a timely fashion caused a loss of approximately 75% of the smelter capacity. We continue to assess the damage. The smelting production facility is being cleaned out, inspected, and restarted. To date approximately five percent of the lost capacity has been restored. Based on our current assessment, we expect that the smelter could return to full production during the second half of 2009 with partial capacity phased in during the intervening months.
     Because of the desire to restart production as quickly as possible and the need for Noranda’s skilled, dedicated workforce during the repair and restart process, we expect to retain as many jobs as possible with a goal of maintaining all jobs throughout the restart process. We have notified our insurance carrier and are diligently working through the claim process. We have received $4.2 million in pre-funding and have a request for an additional $0.8 million pending. We hold pot line freeze insurance covering up to $77.0 million of losses, which management expects to apply to costs of restoration and restarting the pot lines. We believe that insurance will cover a substantial portion, if not all, of the cost of restoring capacity; however, there can be no assurance that the full amount of the claim we submit will be reimbursed or the timing of when the reimbursement will be received. In addition, with the current available capacity and re-melt capability within the facility, we expect to service our customer base with minimal interruptions.
     In 2008, New Madrid accounted for approximately 10% of the aluminum produced in the United States, based on 2008 production statistics from The Aluminum Association, and is strategically located as the closest Midwest facility to the supply of alumina. The smelter was built in 1971 and underwent significant capacity expansions in 1976, 1983 and 2001. The smelter is located at the mid-point of the Mississippi River near New Madrid, Missouri. It occupies 250 acres of the 4,200 acre St. Jude Industrial Park and has 44 acres under roof. Noranda owns and manages approximately 2,600 acres of the St. Jude Industrial Park, which is the largest industrial park in the State of Missouri. It is also located in an area with historically reliable sources of electrical power and has a 15-year power purchase agreement with AmerenUE. See “-Raw Materials and Supply” above. The smelter is fully integrated with its own raw material unloading facility, environmental control systems and aluminum reduction plant, including carbon anode fabrication, necessary to support the smelter’s production capacity.
     The plant site also includes a fabrication business for the production of continuous cast rod, extrusion billet and foundry ingot. This business converts molten aluminum into value-added products. At December 31, 2008, the business had the capacity to produce annually approximately 160 million pounds of rod, used mainly for electrical applications and steel de-oxidation; 286 million pounds of extrusion billet, used mainly for building construction and architectural and transportation applications; and 75 million pounds of foundry ingot, used mainly for transportation. In 2008, New Madrid produced approximately 18% of the rod manufactured in North America and supplied approximately 9% of North American primary extrusion billet. Molten aluminum that is not used in these product lines is produced as primary ingots for transfer to our downstream business or sale to other aluminum fabricators.

     In 2008, approximately 70% of our value-added products were sold at the prior month’s MWTP plus a fabrication premium. The remainder was either sold at current month pricing plus the MWTP or was fixed 30 days prior to the pricing period. The products are considered to be premium priced and supported by excellent customer service and delivery. Our major target customers are located in the Midwestern United States and Mexico, with 88% of these customers within one-day truck delivery. At December 31, 2008 we employed approximately 896 people at New Madrid.
     St. Ann Bauxite Mine. We and our joint venture partner operate the St. Ann bauxite mine through St. Ann Bauxite Limited (“SABL”), a Jamaican limited liability Company. SABL’s bauxite mining assets consist of: (1) a concession from the Government of Jamaica (“GOJ”), to mine bauxite in Jamaica through 2030 and (2) a 49% interest in St. Ann Jamaica Bauxite Partnership (“SAJBP”), which holds the physical mining assets and conducts the mining and related operations pursuant to the concession. The GOJ owns the remaining 51% of SAJBP. The physical mining assets consist primarily of rail facilities, other mobile equipment, dryers and loading and dock facilities. The age and remaining lives of the mining assets vary and they may be repaired or replaced from time to time as part of SAJBP’s ordinary capital expenditure plan.
     Under the terms of the concession, SAJBP mines the land covered by the concession and the GOJ retains surface rights and ownership of the land. The GOJ granted the concession and entered into other agreements with SABL for the purpose of ensuring sufficient reserves to allow SABL to ship annually 4.5 million dry metric tonnes (“DMT”) of bauxite from mining operations in the specified concession area through September 30, 2030. The GOJ is required to provide additional concessions if the specified concession does not contain sufficient quantities of commercially exploitable bauxite. In the event that market conditions require a reduction in the amount of bauxite to be mined, existing agreements between SABL and GOJ provide a mechanism for discussion between the parties regarding reducing the tonnage to be mined. In the event that SABL’s customer requirements increase, including its customers that are its affiliates, or the partners expand SAJBP’s bauxite producing operations, the Government has agreed to assess the feasibility of granting a new concession. SABL is responsible for reclamation of the land that it mines. In addition, SABL assumed reclamation obligations related to operations prior to the acquisition from Kaiser. The outstanding reclamation liability recorded by SABL at December 31, 2008 was $7.4 million. We account for SABL using the equity method.
     Pursuant to an Establishment Agreement and other corollary agreements that govern the relationship between SABL and the GOJ, SABL manages the operations of the partnership (SAJBP), pays operating costs and is entitled to all of its bauxite production. SABL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite shipped, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, which currently has been waived, and (v) certain fees for lands owned by the GOJ that are mined by SAJBP. In calculating income tax on revenues related to sales to our Gramercy refinery, SABL uses a set market price, which is negotiated periodically between SABL and the GOJ. SABL is currently in the process of negotiating revisions to the fiscal structure with the GOJ, which may be effective retroactive to January 1, 2008.
     In 2008, approximately 50% of the bauxite from St. Ann was refined into alumina at our Gramercy refinery, and the remainder was sold to Sherwin Alumina Company (“Sherwin”). SABL entered into a new contract with Sherwin for continued bauxite supply through 2009 and 2010 with expected annual sale and purchase amounts of 1.9 million DMT. These third-party sales reduce the net cost of bauxite transferred to Gramercy. During the years ended December 31, 2006, 2007 and 2008, St. Ann mined 4.9 million, 4.5 million, and 4.5 million DMTs of bauxite, respectively.
     Gramercy Alumina Refinery. The market for alumina has substantially deteriorated in line with the profound decline in LME aluminum prices. Alumina price is highly correlated with aluminum price as most smelter-grade alumina is sold as a percentage of LME aluminum price. The market price for alumina has fallen approximately 55% since July 2008. In current market conditions, the cost of alumina purchased from our Gramercy joint venture exceeds the cost of alumina available from other sources. We continue to evaluate options to reduce the purchase cost of alumina, including evaluating with our joint venture partner curtailment of Gramercy’s operations.
     At the Gramercy refinery, bauxite is chemically refined and converted into alumina, the principal raw material used in the production of primary aluminum. Extensive portions of the Gramercy refinery were rebuilt and modernized from 2000 through 2002. Gramercy has an annual production capacity of 1.2 million metric tonnes of alumina. The remaining alumina production at the Gramercy refinery is in the form of alumina hydrate, or chemical grade alumina, that is sold to third parties.
     Gramercy produced approximately 1.2 million tonnes of alumina during each of the years ended December 31, 2006, 2007 and 2008. Gramercy’s production can be divided into two product categories:
•	Smelter Grade Alumina (“SGA”). Gramercy produces approximately 1.0 million tonnes of SGA annually. 50% of the SGA production is consumed by our New Madrid smelter, and the remaining 50% is consumed by our joint venture partner. The Gramercy refinery is the primary source for New Madrid’s alumina requirements. In 2008, New Madrid purchased alumina from time to time from third parties, but the quantities were minimal. Despite the current capacity reduction at our New Madrid smelter due to the January ice storm damage, we are still required to purchase 50% of the SGA produced at Gramercy.

•	Chemical Grade Alumina (“Hydrate”). The other 0.2 million tonnes of alumina produced per year are chemical grade. Chemical grade alumina, which Gramercy sells to third parties, typically sells at a premium to metallurgical grade. Sales of chemical grade alumina reduce the net production cost for SGA. As a result of the decline in the overall economy, 2008 fourth quarter chemical grade volumes were down 11% versus the same period in 2007.
Rolling Mills—Downstream Business
     In 2008, the downstream business experienced its second consecutive year of volume decline due to continued weakness in the automotive and housing end markets. Fourth quarter market conditions were particularly weak. According to The Aluminum Association, North American foil demand declined 24% in the fourth quarter. In addition to falling demand, the downstream business was impacted by dramatically falling LME prices with significant timing differences between the cost of metal purchased and the price of metal sold to customers. The acute decline in foil demand continues to put pressure on pricing as industry capacity utilization is operating well below balanced levels. The New Madrid power outage and temporary lost capacity will have no impact on our ability to serve customers for the downstream foil operations in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas.
     Our downstream business is an integrated manufacturer of aluminum rolled products, particularly foil and light sheet. Our rolling mills are located in the southeastern United States, in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas, with a combined annual production capacity of approximately 495 million pounds, depending on product-mix. Our products include heavy gauge foil products such as finstock and semi-rigid container stock, light gauge converter foils used for packaging applications, consumer foils and light gauge sheet products such as transformer windings. We primarily sell our products to OEMs of air conditioners, transformers, semi-rigid containers and foil packaging, most of whom are located in the eastern and central part of the United States. Our plants are well situated to serve these customers and approximately 64% of sales are within a one-day delivery distance, resulting in freight savings and customer service benefits. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills the flexibility to serve a diverse range of end uses while maintaining a low cost base. Our downstream business maintains a continuous improvement philosophy rooted in a strong Six Sigma culture to minimize variation and help optimize manufacturing and related processes. Additionally, the Huntingdon site has ISO 9001-2000 certification from the International Organization for Standardization with regards to its quality management system.

     Our products are produced at our four rolling mill facilities as follows:

		Approximate	% of Total
Plant	Location	Capacity (in lbs.)	Capacity	Products

Huntingdon—West	Huntingdon, TN	235 million	48%	Finstock, container stock, intercompany reroll and miscellaneous heavy gauge products
Huntingdon—East	Huntingdon, TN	130 million	26%	Finstock, container stock, transformer windings and miscellaneous heavy gauge products
Salisbury	Salisbury, NC	95 million	19%	Light gauge products including flexible packaging, finstock, container stock, lithographic sheet, intercompany reroll and miscellaneous leveled building products
Newport	Newport, AR	35 million	7%	Light gauge products including flexible packaging

Total		495 million	100%

     We price our products at the MWTP plus a negotiated fabrication premium. The fabrication premium is designed to cover all conversion costs to fabricate the rolled products and allow for a profit margin. The cost of primary metal is passed through to customers. Therefore, except for cycles when LME prices change dramatically over our average inventory holding periods, our profitability is largely insulated from movement in aluminum prices. We use both primary aluminum, which is sourced from various smelters, and discounted metal units, which usually take the form of scrap or recycled scrap ingot. We seek to maximize profitability by optimizing both the mix of rolled products produced and the prime-to-scrap ratio in our metal feed. In 2008, approximately 13.6% of our upstream business’s primary aluminum production was shipped to our downstream mills, providing security of supply to our downstream facilities, and allowing us to take advantage of short-term surges in demand. In 2009, the downstream business was expected to purchase significantly more volume from our upstream business. However, due to the power outage at New Madrid and the related loss of capacity, the downstream business will need to purchase all of its aluminum requirements from external sources until capacity is restored. This should have minimal financial impact on our business.
     Competition. The aluminum rolled products market is highly competitive. We face domestic competition from a number of companies in the markets in which we operate. Our primary competitors are Aleris, Hindalco (Novelis) and J.W. Aluminum. Some of our competitors are substantially larger, have more diversified operations, and compete in product lines in which we do not operate. We also face competition from imports, mainly from Asia. The factors influencing competition vary by region and end-use, but we generally compete on the basis of our value proposition, including price, product quality, the ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service.
     In addition to competition from within the aluminum rolled products industry, the industry faces competition from non-aluminum materials. In the packaging market, aluminum rolled products’ primary competitors are plastics and cardboard. However, for our most important heat exchanger customers, usage of aluminum finstock is well entrenched because no other material offers more favorable economics. Factors affecting competition with substitute materials or aluminum structures that Noranda does not currently produce include technological innovation, relative prices, ease of manufacture, consumer preference and performance characteristics.
     Raw Materials and Supply. The principal raw materials that we use in rolled products manufacturing include primary aluminum, recycled aluminum and alloying elements. In total, we purchased approximately 358 million pounds of metal units in 2008. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities, which is a significant component of our non-metal conversion costs.
     Natural gas and electricity represented 100% of our energy consumption in 2008. The majority of energy usage occurs during the melting/casting process in the form of natural gas. Most of our electricity is consumed in the cold rolling process. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We use a combination of forward purchase contracts and hedges from time to time to help stabilize gas price volatility. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for a summary of hedges we had in place during 2008.
     Electricity is purchased through medium-term contracts at competitive industrial rates from regional utilities supplied through local distributors.
     Sales and Marketing; Customers. Our sales force consists of inside and outside salespeople. Our outside sales force is primarily responsible for identifying potential customers and calling on them to negotiate profitable business and handling any subsequent issues that may arise. Inside salespeople are primarily responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. The sales force is trained and knowledgeable about the characteristics and applications of our various products, as well as our manufacturing methods and the end-use markets in which our customers are involved.

     Our sales and marketing focus is on servicing OEMs who are major participants in the markets where our products are used as inputs. However, our staff participates in industry groups and attends trade shows in order to keep abreast of market developments and to identify potential new accounts. Once a potential new customer is identified, our outside salespeople assume responsibility for visiting the appropriate contact, typically the purchasing manager or manager of operations, to explore and develop business opportunities.
     Nearly all business is conducted on a negotiated price basis with a few sales made at list prices, typically to smaller accounts.
     Our downstream business has a diverse customer base, with no single customer accounting for 10% or more of our downstream business net sales in each of the last three years. In 2008, our ten largest downstream customers collectively represented 50% of net sales. Of our ten largest customers, we have done business with nine for ten years or more.
Products. Aluminum foil has several outstanding characteristics that account for a wide range of commercial applications:
•	long life: the aluminum surface has a natural hard, transparent layer of oxide which substantially precludes further oxidation;

•	high electrical and thermal conductivity;

•	nontoxic and nonabsorbent;

•	excellent moisture barrier even at thicknesses less than the diameter of a human hair;

•	light weight;

•	highly reflective and attractive in appearance;

•	“dead fold” for packaging applications;

•	the most plentiful metal in the earth’s crust;

•	the most recycled packaging material in the world; and

•	attractive cost-to-weight ratio compared to other metals such as copper and tin.
     We have a variety of distinctive product and service capabilities, providing us with a strong competitive position. Our main product lines are the following:
•	Finstock: Bare aluminum foil and sheet ranging in gauge from 0.002” to 0.007” is widely used as a heat exchanger in air conditioners because it provides more heat transfer area per unit of cost than any other material. Aluminum sheet and foil finstock are used in commercial, residential and automotive applications.

•	Semi-Rigid Containers: These products are typically made with harder alloys than finstock although the range of gauges is similar, encompassing both foil and light sheet. Formed, disposable aluminum containers are among the most versatile of all packages and are widely used for pre-packaged foods, easily withstanding all normal extremes of heating and freezing.

•	Flexible Packaging: Aluminum foil is laminated to papers, paperboards and plastic films to make flexible and semi-rigid pouches and cartons for a wide range of food, drink, agricultural and industrial products. The laminating process is known as “converting,” hence the term “converter foil” for rolled aluminum products used in this application.

•	Transformer Windings: Aluminum sheet cut into strips and insulated is widely used as the conducting medium that forms the windings of electrical transformers widely used on power grids. Aluminum’s relatively low cost is key to this application.
     Facilities. We operate four plants at three locations in the southeastern United States and our divisional offices are located at our corporate headquarters in Franklin, Tennessee.

		Approximate	% of Total	Number of
Plant	Location	Capacity (lbs.)(1)	Capacity	Employees(2)

Huntingdon-West	Huntingdon, TN	235 million	48%	378	(3)
Huntingdon-East	Huntingdon, TN	130 million	26%	—	(3)
Salisbury	Salisbury, NC	95 million	19%	167
Newport	Newport, AR	35 million	7%	103
Divisional Office	Franklin, TN	—	—	39

Total		495 million	100%	687

(1)	Capacity varies with product mix and includes intra-company reroll.

(2)	Includes hourly and salaried employees as of December 31, 2008.

(3)	378 is the total for the Huntingdon site and includes 1 temporary employee.

     Huntingdon. Our largest production site is in Huntingdon, Tennessee, with an annual capacity of 365 million pounds. The Huntingdon site is subject to a long-term lease arrangement with the Industrial Development Board of the Town of Huntingdon, pursuant to which we functionally own the facility and can acquire legal title for the nominal sum of $100. The site includes a long established casting and rolling facility which was built in 1967 and acquired from Archer Aluminum by Noranda in 1979, which we refer to as the East Plant. Construction began on a second plant in 1998 and production started in 2000 at a capital cost of $238 million, which we refer to as the West Plant. The two plants are physically separate, but are operated with shared administration and maintenance personnel, and with some sharing of production capabilities. The Huntingdon-West facility is recognized as the most modern rolling facility in North America, and has the lowest conversion cost (excluding metal) for foil stock production in North America according to CRU, an independent business analysis and consultancy group focused in part on the mining and metals sectors.
     Salisbury. This plant was originally constructed in 1965 and has annual capacity of approximately 95 million pounds. The Salisbury plant is one of the largest U.S. producers of intermediate width light gauge product (0.000X” thickness), typically sold to customers who laminate the foil with paper, plastic or cardboard used in flexible packaging applications such as juice boxes. The facility also has a “tension leveling” line which enables production of lithographic sheet, a higher margin item used in the printing industry.
     Newport. The Newport plant is a rolling and finishing operation only and relies on intermediate gauge “reroll” supplied by Salisbury or Huntingdon. We believe this plant has the widest light gauge mills in North America. The Newport plant has a production capacity of approximately 35 million pounds annually.

Seasonality
     We do not experience significant seasonality of demand. Our power contracts have seasonally adjusted pricing which results in fluctuations in our cost of production; the rates from June to September are approximately 45% higher than the rates from October to May.
Employees
     As of December 31, 2008, we employed approximately 2,700 persons, including employees of our joint ventures. On December 4, 2008, we announced a Company-wide workforce and business process restructuring that has reduced our operating costs, conserved liquidity and improved operating efficiencies. We expect this restructuring to generate cash cost savings and operating efficiencies of approximately $23.0 million annually. The restructuring plan involves a total staff reduction of approximately 338 employees and contract workers, or 18% of our workforce. The reduction in the employee work force includes 228 affected employees in our upstream business. These reductions occurred during the fourth quarter of 2008 and have continued in the first quarter of 2009. The reductions at our downstream facilities in Huntingdon, Tennessee, Salisbury, North Carolina, and Newport, Arkansas include 96 affected employees. These reductions were substantially completed during the fourth quarter of 2008.
     As of December 31, 2008, approximately 1,800 of our employees (approximately 66%) at various sites were members of the following unions: the United Steelworkers of America; the International Association of Machinists and Aerospace Workers; the University and Allied Workers Union (“UAWU”); and the Union of Technical, Administrative and Supervisory Personnel (“UTASP”). We believe we have been successful in establishing productive working relationships with these unions. Within the consolidated business segments, there has not been a labor disruption at any of the facilities since 1996. Within the unconsolidated business segments of Gramercy and St. Ann, approximately 70% and 83% of the workforce is unionized, respectively. Since we formed the joint venture in 2004, our management has successfully negotiated a labor contract with the United Steelworkers at Gramercy and labor contracts with each of the two Jamaican-based unions at St. Ann. We believe we have established a good working relationship with each of these groups.
     We are a party to six collective bargaining agreements, including three at our joint ventures, which expire at various times. We entered into a five-year labor contract at New Madrid effective September 1, 2007, which provides for an approximately 3% increase per year in compensation. Two agreements with unions at St. Ann expired in 2007. We agreed to a new contract with the UTASP in December 2008, but negotiations with the UAWU continue at the Industrial Disputes Tribunal, Jamaica’s primary labor arbitrator. We have occasionally experienced brief work slowdowns in connection with these negotiations. A work stoppage, although possible, is not anticipated. All other collective bargaining agreements expire within the next five years. A new collective bargaining agreement at our Newport rolling mill became effective June 1, 2008. The contract at our Salisbury plant expires in the fourth quarter of 2009.
     From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are satisfactory.
     See Item 1A. “Risk Factors-Risks Related to Our Business-The loss of certain members of our management may have an adverse effect on our operating results” and Item 1A. “Risk Factors-Risks Related to Our Business-We could experience labor disputes that disrupt our business.”
Safety
     Our goal is to provide an accident-free workplace. We are committed to continuing and improving upon each facility’s focus on safety in the workplace. We have a number of safety programs in place, which include regular weekly safety meetings and training sessions to teach proper safe work procedures.
     Our executive management, along with site managers and union leadership, are actively involved in supporting and promoting the ongoing emphasis on workplace safety. Improvement in safety performance is a key metric used in determining annual incentive awards for our salaried employees.
Research and Development
     We do not incur material expenses in research and development activities but from time to time participate in various research and development programs. We address research and development requirements and product enhancement by maintaining a staff of technical support, quality assurance and engineering personnel.

Additional Information
     Noranda Aluminum Holding Corporation, which was formerly named Music City Holding Corporation, was incorporated in Delaware on March 27, 2007. We file annual, quarterly and current reports and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.
     You may obtain copies of the information and documents incorporated by reference in this filing at no charge by writing or telephoning us at the following address or telephone number:
Noranda Aluminum Holding Corporation
801 Crescent Centre Drive, Suite 600
Franklin, TN 37067
Attention: Chief Financial Officer
(615) 771-5700
     We also maintain an Internet site at http://www.norandaaluminum.com. We will, as soon as reasonably practicable after the electronic filing of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports if applicable, make available such reports free of charge on our website. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into Form 10-K.

ITEM 1A. RISK FACTORS
     You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report of
Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results could be materially adversely affected. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business
Delays in restoring our New Madrid smelter to its full production capacity could materially and adversely affect our business, financial condition, results of operations and cash flows.
     As a result of a major winter storm in Southeastern Missouri the week of January 26, 2009, our New Madrid, Missouri smelter facility experienced a power outage that damaged approximately 75% of New Madrid’s plant capacity. Based on preliminary information and management’s initial assessment, Noranda expects that the smelter could return to full production during the second half of 2009 with partial capacity phased in during the intervening months. Restoration of capacity could take longer if unforeseen issues arise with restart including but not limited to equipment damage and large-scale pot failure and rebuild. At this time, the cost associated with the outage is unknown, as we are still assessing the full impact on our operations. Delays in restoring capacity could materially and adversely affect our business, financial condition, results of operations and cash flows.
     We hold pot line freeze insurance covering up to $77.0 million of losses, which management expects to apply to costs of restoring and restarting the pot lines. We believe that insurance will cover a substantial portion, if not all, of the cost of restoring capacity; however, there can be no assurance that the full amount of the claim submitted by Noranda will be reimbursed, or reimbursed in a timely manner, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Cyclical fluctuations in the primary aluminum industry cause variability in our earnings and cash flows.
     Our operating results depend on the market for primary aluminum, which is a cyclical commodity with prices subject to global market forces of supply and demand and other related factors such as speculative activities by market participants, production activities by competitors, political and economic conditions, as well as production costs in major production regions. A substantial increase in primary aluminum production capacity could further affect prices. Prices have been historically volatile. Over the past ten years, the average daily LME settlement price has ranged from a low of $0.52 per pound in 1999 to a high of $1.49 per pound in July 2008.
     In the second half of 2008, global economic contraction severely impacted the aluminum industry. Driven by significant weakness in end-use markets such as housing and automotive, aluminum prices experienced a profound decline. In addition, global inventories have grown to near record levels as market demand has continued to decline. The LME price dropped 49% in the last five months of 2008 to $0.65 per pound, to levels at which our production cash costs were higher than our primary metal selling prices. The decline in LME price has had a significant negative impact on our financial results. If LME prices do not increase, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
     Although we have entered into fixed price aluminum sales swaps to manage our exposure to the volatility of LME-based prices, we have hedged only 50% of our expected cumulative primary aluminum shipments through 2012. We also may terminate or restructure our current hedges or enter into new hedging arrangements in the future, which may not be beneficial, depending on subsequent LME price changes. Thus, changes in aluminum prices could materially and adversely affect our business, financial condition, results of operations and cash flows. A prolonged downturn in prices for primary aluminum could significantly reduce the amount of cash available to us to meet our current obligations and fund our long-term business strategies.
     Our significant cost components, specifically our supply of alumina, which we own, and our New Madrid power contract are not tied to the LME price of aluminum. As a result, as the LME prices decrease, our profit margins are reduced which could materially and adversely affect our business, financial condition, results of operations and cash flows.

A downturn in general economic conditions, as well as a downturn in the end-use markets for certain of our products, could materially and adversely affect our business, financial condition, results of operations and cash flows.
     We are currently in a significant economic crisis that has substantially impacted our upstream and downstream markets. Fourth quarter value-added primary and downstream volumes were down 30% and 12%, respectively, versus fourth quarter 2007. Continued decline in 2009 would have a corresponding negative impact on our business, financial condition, results of operations and cash flows.
     Historically, global supply and demand for primary aluminum have fluctuated in part due to general economic and market conditions in the United States and other major global economies, including China. In addition, certain end-use markets for our rolled products, such as the housing, construction and transportation industries, experience demand cycles that are highly correlated to the general economic environment. Economic downturns in regional and global economies or a decrease in manufacturing activity in industries such as construction, packaging and consumer goods, all of which are sensitive to a number of factors outside our control, could materially and adversely affect our business, financial condition, results of operations or cash flows.
Losses caused by disruptions in the supply of electrical power could materially and adversely affect our business, financial condition, results of operations and cash flows.
     We are subject to losses associated with equipment shutdowns, which may be caused by the loss or interruption of electrical power to our facilities due to unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. We use large amounts of electricity to produce primary aluminum, and any loss of power which causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. If this occurs, we may experience significant losses if the pots are damaged and require repair or replacement, a process that could limit or shut down our production operations for a prolonged period of time. During the week of January 26, 2009, power supply to our New Madrid smelter was interrupted numerous times because of a severe ice storm in Southeastern Missouri. Although we had full capability to continue full production throughout the storm, our electricity suppliers’ inability to return power to the smelter in a timely fashion caused a loss of approximately 75% of the smelter capacity. We continue to assess the damage from this significant event. Delay in rebuilding and restarting from this event could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, our coverage may not be sufficient to cover all losses, or may not cover certain events. Certain of our insurance policies do not cover any losses we may incur if our suppliers are unable to provide us with power during periods of unusually high demand.
Our operations consume substantial amounts of energy and our profitability may decline if energy costs rise.
     Electricity and natural gas are essential to our businesses, which are energy intensive. The costs of these resources can vary widely and unpredictably. The factors that affect our energy costs tend to be specific to each of our facilities. Electricity is a key cost component at our New Madrid smelter. We have a power purchase agreement with AmerenUE, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. AmerenUE must obtain the approval of the Missouri Public Service Commission to increase the rates that it charges. In January 2009, the Missouri Public Service Commission approved a rate increase and a fuel adjustment clause. The approved rate change increased our power costs by approximately 6%. The impact of an increase in our costs due to the fuel adjustment clause cannot be estimated at this time. Our electricity costs may increase further if AmerenUE applies for and is granted additional rate increases in the future. Missouri legislative bodies are currently considering legislation that would permit AmerenUE to include in its cost base financing costs for construction work in progress. The passage of such legislation could materially increase our New Madrid annual power costs. See Item 1. “Business—Primary Metal—Upstream Business—Raw Materials and Supply” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview—Production Costs” for additional details.
     Electricity is also a key cost component at our rolling mill facilities. Electricity is purchased through medium-term contracts at competitive industrial rates from regional utilities supplied through local distributors. If we are unable to obtain power at affordable rates upon termination of these contracts, we may be forced to curtail or idle a portion of our production capacity, which would lower our revenues and adversely affect the profitability of our operations.
     Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery has contracts to guarantee secure supply from two suppliers at an index-based price. See Item 1. “Business—Primary Metal—Upstream Business—Raw Materials and Supply” for additional details. Our downstream business purchases natural gas on the open market. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in energy costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. We enter into financial swaps to offset changes in natural gas prices.

     Fuel is a substantial component of the cost structure at our St. Ann bauxite mine. Fuel is generally linked to the price of oil. Our fuel costs at St. Ann may fluctuate, and we may not be able to mitigate the effect of higher fuel costs. Our fuel is provided under an indexed-based contract. See Item 1. “Business-Primary Metal-Upstream Business-Raw Materials and Supply” for additional details. Changes in the index will have an impact on our cost structure. Any increases in fuel costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows.
We may encounter increases in the cost of raw materials, which could cause our cost of goods sold to increase, thereby materially and adversely affecting our business, financial condition, results of operations or cash flows and limiting our operating flexibility.
     We require substantial amounts of raw materials in our business, consisting principally of bauxite, alumina, primary aluminum, recycled aluminum and aluminum scrap. We receive alumina at cost plus freight from our Gramercy refinery. The alumina that we receive from Gramercy is purchased under a take-or-pay contract. We are obligated to take receipt of our share of the alumina production at Gramercy, even if such amounts are in excess of our requirements. As costs increase at Gramercy, including natural gas prices, our cost of sales increases, which could materially and adversely affect our business, financial condition, results of operations and cash flows. This contract could potentially require us to sell excess alumina at market prices that could be substantially lower than our cash cost of production which could materially and adversely affect our business, financial condition, results of operations and cash flows.
     Prices for the raw materials used by our downstream business, including primary aluminum, recycled aluminum and alloying elements, are subject to continuous volatility and may increase from time to time. Our sales are generally made on the basis of a “margin over metal price,” but if other raw material prices increase we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of high raw materials costs through productivity improvements, which could materially and adversely affect our business, financial condition, results of operations or cash flows. In addition, a sustained material increase in raw materials prices may cause some of our customers to substitute other materials for our products.
Our hedging activities may not be effective in reducing the variability of our revenues.
     We have entered into derivative transactions related to a substantial portion of our expected primary aluminum shipment volumes through 2012, which enables us to receive a minimum price for such portion of our expected shipments. If we do not undertake further hedging activities, we will continue to have price risk with respect to the unhedged portion of our primary aluminum shipments. In addition, our actual future shipment volumes may be higher or lower than we estimated. Further, the derivative instruments we utilize for our hedging activities are based on posted market prices for primary aluminum, which may differ from the prices that we realize in our operations. As a result of these factors, our hedging activities may be less effective than expected in reducing the economic variability of our future revenues. We have hedged only 50% of our expected cumulative primary aluminum shipments through 2012.
     Our hedges, which are structured as fixed price aluminum sale swaps, had a value of $401.9 million at December 31, 2008. This derivative asset reflects the present value of the difference between the current forward price curve for aluminum and the price of our aluminum hedges. We are under no obligation under our existing senior secured credit facilities, our outstanding notes or otherwise to maintain our existing hedging arrangements or to enter into further hedging arrangements. Future market prices for aluminum could decline materially, reducing our revenues and cash flows. For additional information regarding our hedging activities, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk-Commodity Price Risks.”
     Subsequent to December 31, 2008, we entered into fixed price aluminum purchase swaps covering approximately 523.6 million pounds of aluminum purchases in 2010, 2011 and 2012 at approximately $0.75 per pound in order to lock in some of the asset value of our current hedges. This action is based on management’s expectation of higher future LME prices which would decrease the value of our current hedges. If management’s expectation proves incorrect, the hedges will not offset all of a decline in prices. This result could materially and adversely affect our business, financial condition, results of operations and cash flows.
We face risks relating to our joint ventures that we do not entirely control.
     Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Gramercy and St. Ann joint ventures. Risks we face in connection with these joint ventures include the following:
•	Under the governing documents for these joint ventures, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities or the terms on which they supply us with raw material. As a result, our ability to generate cash from and set supply terms with these entities may be more restricted than if they were wholly owned entities.

•	In the event our joint venture partner is not able to meet its obligations under the governing documents, the activities of the joint ventures may be disrupted or we may be required to make significant cash investments in order to protect our interests.

•	Pursuant to the agreement governing the joint ventures, we are currently in a period of renegotiation with our joint venture partner concerning the future of the joint ventures after December 31, 2010. These negotiations may not conclude successfully and, in that case, may result in changes in cost or supply of the raw materials that we purchase from these joint ventures.

•	We may be required to make cash contributions to the joint ventures on a regular basis in order to provide for their ongoing operational costs, maintenance capital expenditure and working capital needs. To the extent these needs exceed the joint ventures’ third-party revenues, we may be required to make a significant cash investment.

•	The agreements governing the joint ventures contain restrictions on our ability to transfer our interest in the joint ventures, including a right of first refusal to our joint venture partner, a requirement that the transferee have a minimum level of tangible net worth and other requirements.

•	St. Ann pays the GOJ according to a negotiated fiscal structure with multiple components. St. Ann is currently in the process of negotiating revisions to this fiscal structure. See Item 1. “Business-Primary Metal-Upstream Business-St. Ann Bauxite Mine.” Possible revisions could result in a net increase in our per pound net cash cost to produce primary aluminum. If this increase is substantial, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

•	Approximately 50% of the bauxite mined at St. Ann is sold to a third-party. Revenues from these sales reduce the net cost of bauxite to Gramercy. We have a sales contract for 2009 and 2010 with this third-party purchaser. In the event the third-party purchaser is unable to honor that contract, or renew the contract after 2010, the cost of our bauxite could increase, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
We may be unable to continue to compete successfully in the highly competitive markets in which we operate.
     We are engaged in a highly fragmented and competitive industry. We compete with a number of large, well-established companies in each of the markets in which we operate. Our upstream business competes with a large number of other value-added metals producers on an international, national, regional and local basis. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Our downstream business competes in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications. In the past, for certain applications customers have demonstrated a willingness to substitute other materials for aluminum. In both businesses, some of our competitors are larger than us and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions. A current or new competitor may also add or build new capacity, which could diminish our profitability by decreasing price. New competitors could emerge from within North America or globally, including China. If we do not compete successfully, our business, financial condition, results from operations and cash flows could be materially and adversely affected.
     In addition, our downstream business competes with other rolled products suppliers, principally multi-purpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service. One primary competitive factor, particularly in the flat rolled business, is price. We may be required in the future to reduce fabrication prices or shift our production to products that generally yield lower fabrication prices in order to remain at full capacity, which could impact our level of profitability. In addition, technological innovation is important to our customers and if we are unable to lead or effectively meet new innovations to meet our customers’ needs, our financial performance could be materially and adversely impacted. Increased competition in any of our businesses could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
     Due to the fall-off in demand of our upstream and downstream products in the fourth quarter of 2008, the competitive landscape has become more challenging. Although 2009 contract pricing has increased on average over 2008, spot pricing has declined. Without a recovery of demand in 2009, contract negotiations during 2009 for 2010 volume will be more difficult. Loss of volume during contract negotiations in a declining environment is a threat that could materially and adversely affect our business, financial condition, results of operations and cash flows.
Aluminum may become less competitive with alternative materials, which could reduce our share of industry sales, lower our selling prices and reduce our sales volumes.
     Aluminum competes with other materials such as steel, copper, plastics, composite materials and glass for various applications. Higher aluminum prices relative to substitute materials tend to make aluminum products less competitive with these alternative materials. Environmental or other regulations may increase our costs and be passed on to our customers, making our products less competitive. The willingness of customers to accept aluminum substitutions, or the ability of large customers to exert leverage in the marketplace to affect pricing for fabricated aluminum products, could result in a reduced share of industry sales or reduced prices for our products and services, which could decrease revenues or reduce volumes, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

If we were to lose order volumes from any of our largest customers, our revenues and cash flows could be reduced.
     Our business is exposed to risks related to customer concentration. In 2008, our ten largest customers were responsible for 31% of our consolidated revenues. No one customer accounted for more than 5% of our consolidated revenues in 2008. A loss of order volumes from, or a loss of industry share by, any major customer could materially and adversely affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our customers may become involved in bankruptcy or insolvency proceedings or default on their obligations to us. Our balance sheet reflected an allowance for doubtful accounts totaling $0.2 million at December 31, 2007 and $1.6 million at December 31, 2008.
We do not have long-term contractual arrangements with a significant majority of our customers, and our revenues and cash flows could be reduced if our customers switch their suppliers.
     A significant majority of our customer contracts have a term of one year or less, although we have long-term relationships with many of our customers. Many of these customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a material and adverse impact on our sales volume and business, or cause us to reduce our prices, diminishing profitability.
Our business requires substantial capital investments that we may be unable to fulfill.
     Our operations are capital intensive. Capital expenditures were $41.6 million, $41.9 million and $51.7 million for 2006, 2007 and 2008, respectively, excluding our joint ventures. Including 50% of our joint ventures’ capital expenditures, capital expenditures were $53.0 million, $52.3 million and $66.5 million for 2006, 2007 and 2008, respectively.
     We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make anticipated capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plant and equipment, our business, financial condition, results of operations and cash flows could be materially and adversely affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality and other competitive influences.
We may be materially and adversely affected by environmental, safety, production and product regulations or concerns.
     Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. environmental laws and regulations, including those governing emissions to air, discharges to waters, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes and employee health and safety matters. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. As these regulatory costs increase and are passed through to our customers, our products may become less competitive than other materials, which could reduce our sales. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. In addition, environmental requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations and cash flows.
     In addition, as an owner and operator of real property and a generator of hazardous waste, we may be subject to environmental cleanup liability, regardless of fault, pursuant to Superfund or analogous state or non-U.S. laws. Thus, we could incur substantial costs, including cleanup costs and costs arising from third-party property damage or personal injury claims, relating to environmental contamination at properties currently or formerly operated by us or at third-party sites at which wastes from our operations have been disposed. Contaminants have been discovered in the soil and/or groundwater at some of our facilities. The discovery of additional contaminants or the imposition of additional cleanup obligations at these or other sites could result in significant liability. In addition, because we use or process hazardous substances in our operations, we may be liable for personal injury claims or workers’ compensation claims relating to exposure to hazardous substances.
     Xstrata has agreed to indemnify us through May 2010 from certain environmental liabilities relating to Xstrata’s operation of the business. If Xstrata becomes unable to, or otherwise does not, comply with its indemnity obligations, or if certain environmental conditions or other liabilities for which we are obligated are not subject to indemnification, we could be subject to significant unforeseen liabilities.

Some of our facilities are located in areas that have been subject to natural disasters. Future natural disasters in these areas could damage our facilities and disrupt our operations.
     Our aluminum smelter is located in New Madrid, Missouri on the banks of the Mississippi River and near the New Madrid fault line, in an area that may be subject to natural disasters such as floods, tornados, ice storms and earthquakes. As experienced during the January 2009 ice storm and subsequent power outages at our New Madrid facility, when such a disaster occurs, it can damage the facility in question and disrupt our production of aluminum. Our bauxite mine is located in St. Ann, Jamaica and our refinery is located in Gramercy, Louisiana, areas that may be exposed to hurricanes. In addition, our other facilities may be subject to natural disasters. We maintain insurance to protect us from events that may be caused by floods, earthquakes, tornados and hurricanes in amounts that we believe are commercially reasonable and sufficient to protect our interests. There can be no assurance, however, that such insurance would be available on a timely basis or adequate to completely reimburse us for the losses that might be sustained or to provide funds for the reconstruction of our facilities, and in any event such insurance would not enable us to immediately reconstruct our facilities to avoid a suspension or disruption of our business while reconstruction proceeded to completion or alternative sourcing was located. In addition, our hedging arrangements could require us to deliver aluminum even if we are unable to produce such aluminum, which could cause us to incur unexpected costs in purchasing aluminum on the open market.
Our business is subject to unplanned business interruptions which may adversely affect our performance.
     The production of aluminum is subject to unplanned events such as accidents, supply interruptions, transportation interruptions, human error, mechanical failure and other contingencies. Operational malfunctions or interruptions at one or more of our facilities could cause substantial losses in our production capacity. For example, during January 2009, an ice storm caused a power outage at our New Madrid smelter, causing a loss of approximately 75% of the smelter’s capacity. As such events occur, we may experience substantial business loss and the need to purchase one of our integrated raw materials at prices substantially higher than our normal cost of production, which could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our vertical integration may cause operational malfunctions or interruptions at an upstream facility to materially and adversely affect the performance or operation of our downstream facilities. Such interruptions may harm our reputation among actual and potential customers, potentially resulting in a loss of business. Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, our coverage may not be sufficient to cover all losses, or may not cover certain events. To the extent these losses are not covered by insurance, our financial condition, results of operations and cash flows could be materially and adversely affected.
We could experience labor disputes that disrupt our business.
     As of December 31, 2008, approximately 66% of our employees are represented by unions or equivalent bodies and are covered by collective bargaining or similar agreements which are subject to periodic renegotiation. Collective bargaining agreements for all of our union employees expire within the next five years. A new collective bargaining agreement at our Newport rolling mill, where approximately 120 employees are represented by the International Association of Machinists, became effective on June 1, 2008. Two collective bargaining agreements at our St. Ann joint venture expired in 2007. Consistent with Jamaican labor practices, negotiations with each union were protracted. As of the date of this report, our UAWU contract is still unresolved and is in arbitration at the Industrial Disputes Tribunal. We have occasionally experienced brief work slowdowns in connection with these negotiations. The contract at the Salisbury plant expires in the fourth quarter of 2009.
     Labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may break down and result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations or cash flows by limiting plant production, sales volumes and profitability.
Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in foreign countries.
     We are, and will continue to be, subject to financial, political, economic and business risks in connection with our non-U.S. operations. We have made investments and carry on production activities outside the United States via our joint venture bauxite mining operations in St. Ann, Jamaica. In addition to the business risks inherent in operating outside the United States, economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse governmental action more pronounced.
     In addition, our revenues, expenses, cash flows and results of operations could be affected by actions in foreign countries that more generally affect the global market for primary aluminum, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems. Our operations and the commercial markets for our products could also be materially and adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation or changes in fiscal regimes and increased government regulation in countries engaged in the manufacture or consumption of aluminum products. Unexpected or uncontrollable events or circumstances in any of these markets could materially and adversely affect our business, financial condition, results of operations or cash flows.
The loss of certain members of our management may have an adverse effect on our operating results.
     Our success will depend, in part, on the efforts of our senior management and other key employees. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our senior officers, our business, financial condition, results of operations and cash flows may be materially and adversely affected. Moreover, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.
Past and future acquisitions or divestitures may adversely affect our financial condition.
     We have grown partly through the acquisition of other businesses, including our joint venture businesses acquired in 2004. As part of our strategy, we may continue to pursue acquisitions, divestitures or strategic alliances, which may not be completed or, if completed, may not be ultimately beneficial to us. There are numerous risks commonly encountered in business combinations, including the risk that we may not be able to complete a transaction that has been announced, effectively integrate businesses acquired or generate the cost savings and synergies anticipated. Failure to do so could materially and adversely affect our business, financial condition, results of operations and cash flows.
The insurance that we maintain may not fully cover all potential exposures.
     We maintain property, casualty and workers’ compensation insurance, but such insurance does not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance or remediation. In addition, from time to time, various types of insurance for companies in our industries have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain. For example, our $77.0 million pot line freeze coverage may not cover all of our losses of the outage caused by the January 2009 ice storm. In addition, the outage may have an impact on our ability in the future to obtain insurance at similar levels and costs which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Neither our historical nor our pro forma financial information may be representative of results we would have achieved as an independent company or our future results.
     Certain of the historical financial information we have included in this filing has been derived from Noranda Aluminum, Inc.’s predecessor and pre-predecessor consolidated financial statements and does not necessarily reflect what our results of operations, financial position or cash flows would have been had we been an independent company during the periods presented. For this reason, as well as the inherent uncertainties of our business, the historical financial information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future. Although our pro forma adjustments reflect certain changes that have occurred in our capital and cost structure as a result of the acquisition by Apollo and other adjustments, they do not necessarily indicate the actual changes in capital and cost structure that may follow from the acquisition by Apollo and as we operate as an independent company.

Risks Related to our Indebtedness
We have substantial indebtedness, which could adversely affect our ability to meet our obligations under the notes and may otherwise restrict our activities.
     We have substantial indebtedness. As of December 31, 2008, our total indebtedness was $1,346.6 million (net of unamortized discount of $1.8 million). Based on the amount of indebtedness outstanding and interest rates at December 31, 2008, our annualized cash interest expense is approximately $74.2 million, all of which represents interest expense on floating-rate obligations (and thus is subject to increase in the event interest rates were to rise), prior to any consideration of the impact of interest rate swaps. Of this amount, we have the right under the applicable indebtedness to pay approximately $52.0 million by issuing additional indebtedness rather than in cash. In the event we exercise such right, our debt will increase. Our subsidiaries’ ability to generate sufficient cash flow from operations to make scheduled payments on their and our debt depends on a range of economic, competitive and business factors, many of which are outside their and our control. Our subsidiaries’ inability to generate cash flow sufficient to satisfy their and our debt obligations, or to refinance their and our obligations on commercially reasonable terms, could materially and adversely affect our business, financial condition, results of operations or cash flows and could require us and our subsidiaries to do one or more of the following:
•	raise additional capital through debt or equity issuances or both;

•	cancel or scale back current and future business initiatives; or

•	sell businesses or properties.
     Our and our subsidiaries’ substantial indebtedness could have important consequences, including:
•	making it more difficult for us to satisfy our obligations under our indebtedness;

•	limiting our ability to borrow money for our working capital, capital expenditures, debt service requirements or other corporate purposes;

•	requiring our subsidiaries to dedicate a substantial portion of their cash flow to payments on their and our indebtedness, which will reduce the amount of cash flow available for working capital, capital expenditures, product development and other corporate requirements;

•	increasing our vulnerability to general economic and industry conditions;

•	placing us at a competitive disadvantage to our less leveraged competitors;

•	limiting our ability to respond to business opportunities; and

•	subjecting us and our subsidiaries to restrictive covenants, which, if we and our subsidiaries fail to comply with these covenants, could result in an event of default under their and our debt which, if not cured or waived, could materially and adversely affect our business, financial condition, results of operations and cash flows.
Because Noranda HoldCo is the sole obligor on the HoldCo notes, and its subsidiaries do not guarantee its obligations under the HoldCo notes or have any obligation with respect to the HoldCo notes, the HoldCo notes are structurally subordinated to the debt and liabilities of its subsidiaries and joint ventures.
     Noranda HoldCo has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. Our subsidiaries and joint ventures are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the HoldCo notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments.
     As of December 31, 2008, the aggregate amount of indebtedness and other liabilities of our subsidiaries (including trade payables) structurally senior to the HoldCo notes was approximately $1,679.3 million. Further, approximately $25.0 million was undrawn under the existing senior secured credit facilities and our subsidiaries are liable with respect to any liabilities we may incur in connection with our hedging activities (discussed below). We had $7.0 million in outstanding letters of credit at December 31, 2008, which reduced our availability under the existing senior secured credit facilities to $18.0 million. Holders of the HoldCo notes will not have any claim as creditors against our subsidiaries or joint ventures. None of our subsidiaries or joint ventures guarantee our obligations under the HoldCo notes. The HoldCo notes are structurally subordinated to any existing and future indebtedness and other liabilities of any of our subsidiaries and joint ventures, even if those obligations do not constitute indebtedness.
     Any right that we have to receive any assets of any of our subsidiaries and joint ventures upon the liquidation or reorganization of those subsidiaries and joint ventures, and the consequent rights of holders of the HoldCo notes to realize proceeds from the sale of any of those subsidiaries’ and joint ventures’ assets, will be effectively subordinated to the claims of those entities’ creditors, including holders of existing notes, lenders under the existing senior secured facilities, trade creditors and holders of preferred equity interests of those entities. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries or joint ventures, these entities will pay the holders of their debts, holders of preferred equity interests and their trade creditors before they will be able to distribute any of their assets to us. Moreover, Noranda HoldCo is a guarantor of the existing senior secured credit facilities and the AcquisitionCo notes, and as such, is an obligor of any indebtedness outstanding under such credit facilities and notes and has pledged all of its equity interests in Noranda AcquisitionCo to secure its obligations under the existing senior secured credit facilities. As of December 31, 2008, there was a $393.5 million term B loan outstanding, $225.0 million revolving credit facility outstanding, and $18.0 million available for borrowing under the existing senior secured credit facilities. Accordingly, there might only be a limited amount of assets available to satisfy your claims as a holder of the HoldCo notes upon an acceleration of the maturity of the HoldCo notes. We cannot assure you that if our subsidiaries and joint ventures have their debt accelerated we will be able to repay the HoldCo notes. We also cannot assure you that our and our subsidiaries’ assets will be sufficient to fully repay the HoldCo notes and our subsidiaries’ other indebtedness.
Restrictive covenants under the indentures governing the notes and the existing senior secured credit facilities may adversely affect our operational flexibility.
     The terms of the indentures governing the notes and the existing senior secured credit facilities contain, and any future indebtedness we incur may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our and our subsidiaries’ ability to, among other things:
•	incur or guarantee additional debt;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem capital stock;

•	make loans, capital expenditures, acquisitions or investments;

•	sell assets including stock of subsidiaries;

•	create or incur liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	enter into transactions with our affiliates; and

•	engage in certain business activities.
     As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
     A failure to comply with the covenants contained in the existing senior secured credit facilities and the indentures governing the notes or any future indebtedness could result in an event of default under the existing senior secured credit facilities, the indentures governing the notes or such future indebtedness, which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations. In the event of any default under the existing senior secured credit facilities, the indentures governing the notes or our other indebtedness, our and our subsidiaries’ debt holders and lenders:
•	will not be required to lend any additional amounts to us and our subsidiaries;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	may have the ability to require us to apply all of our available cash to repay these borrowings; or

•	may prevent us and our subsidiaries from making debt service payments under our and our subsidiaries’ other agreements, including the indentures governing the notes, any of which could result in an event of default under the notes.
     If the indebtedness under the existing senior secured credit facilities or our other indebtedness, including the notes, were to be accelerated, there can be no assurance that our and our subsidiaries’ assets would be sufficient to repay such indebtedness in full.
Despite our substantial indebtedness, we and our subsidiaries may still be able to incur significantly more debt. This could increase the risks associated with our substantial leverage, including our ability to service our indebtedness.
     The terms of the indentures governing the notes contain, and the existing senior secured credit facilities contain, restrictions on our and/or our subsidiaries’ ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. At December 31, 2008, Noranda AcquisitionCo had $18.0 million available for additional borrowing and potential letters of credit under the existing revolving credit facility, all of which would be secured. The more leveraged we and our subsidiaries become, the more we and our subsidiaries, and in turn our security holders, become exposed to the risks described above under “—We have substantial indebtedness, which could adversely affect our ability to meet our obligations under the notes and may otherwise restrict our activities.”

Repayment of our debt, including the notes, is dependent on cash flow generated by our subsidiaries.
     Noranda AcquisitionCo is the issuer of the Senior Floating Rate Notes due 2015, and Noranda HoldCo is the issuer of the Senior Floating Rate Notes due 2014, collectively referred to as the “Issuers”. The Issuers are holding companies with no operations or assets of their own. Our subsidiaries and joint ventures own all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and joint ventures and their ability to make such cash available to us, by dividend, debt repayment or otherwise.
     Our subsidiaries and joint ventures may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the notes. Each subsidiary and joint venture is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. The terms of the existing senior secured credit facilities and the terms of the indentures governing the notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of each of those debt instruments provide our subsidiaries with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to us. For example, pursuant to the indenture governing the AcquisitionCo notes, the ability of Noranda AcquisitionCo and its subsidiaries to make such payments is governed by a formula based on 50% of its consolidated net income (as defined in such indenture). In addition, as a condition to making such payments to Noranda HoldCo based on such formula, Noranda AcquisitionCo must have a fixed charge coverage ratio of at least 2.0 to 1 after giving effect to any such payments.
     We cannot assure you that our subsidiaries will have sufficient payment capacity under the existing senior secured credit facilities or the notes in order to make funds available to us to pay interest on the notes or make payments upon a change of control or payments at the maturity of the notes. In particular, the HoldCo notes mature earlier than the AcquisitionCo notes, and there is no assurance that we will have sufficient capacity under our baskets for the AcquisitionCo notes to repay the principal amount of the HoldCo notes due at maturity. In addition, the terms of any future indebtedness incurred by us or any of our subsidiaries may include additional restrictions on our and their ability to make funds available to us to make payments on the notes, which may be more restrictive than those contained in the terms of the existing senior secured credit facilities or the existing notes.
     In the event the Issuers do not have sufficient cash available to make any required payments on the notes, with respect to interest payments, they may elect to pay AcquisitionCo PIK interest and/or HoldCo PIK interest, or in the case of interest or other payments they and their subsidiaries will be required to adopt one or more alternatives, such as refinancing all of their and their subsidiaries’ indebtedness, obtaining the consents from the lenders in respect of that indebtedness, selling equity securities or seeking capital contributions from their affiliates. None of their affiliates is obligated to make any capital contributions, loans or other payments to them with respect to their obligations on the notes.
     Further, we cannot assure you that any of the foregoing actions could be effected on satisfactory terms, if at all, or that any of the foregoing actions would enable us to refinance our or our subsidiaries’ indebtedness or pay the required amounts on the notes, or that any such actions would be permitted by the terms of the indentures governing the notes or the terms of any other debt of ours or our subsidiaries then in effect.
     While the indentures governing the notes limit the ability of our subsidiaries and joint ventures to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries or joint ventures, we may be unable to make required principal and interest payments on our indebtedness, including the notes.
Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
     Substantially all of our and our subsidiaries’ indebtedness, including the notes and borrowings under the existing senior secured credit facilities, are subject to variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, resulting in a reduction of our net income, even if the amount borrowed remains the same. As of December 31, 2008, outstanding debt was $1,346.6 million. A 1% increase in the interest rate would increase our annual interest expense by $13.5 million, prior to any consideration of the impact of interest rate swaps.

If we or our subsidiaries default on obligations to pay other indebtedness, we may not be able to make payments on the notes.
     Any default under the agreements governing our or our subsidiaries’ indebtedness, including a default under the existing senior secured credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could prohibit us from making payments of principal, premium, if any, or interest on the notes and could substantially decrease the market value of the notes. If we and our subsidiaries are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on our and their indebtedness, or if we or our subsidiaries otherwise fail to comply with the various covenants in the instruments governing our and their indebtedness (including the existing senior secured credit facilities and the indentures governing the notes), we and our subsidiaries could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest. More specifically, the lenders under the existing revolving credit facility could elect to terminate their commitments and cease making further loans, such lenders along with the lenders under the existing term loan could institute foreclosure proceedings against our and our subsidiaries’ assets, and we and our subsidiaries could be forced into bankruptcy or liquidation. We may in the future need to seek waivers from the required lenders under the existing senior secured credit facilities to avoid being in default. If we and our subsidiaries breach the covenants under the existing senior secured credit facilities and seek a waiver, we and our subsidiaries may not be able to obtain a waiver from the required lenders. If this occurs, we and our subsidiaries would be in default under the existing senior secured credit facilities, the lenders could exercise their rights as described above, and we and our subsidiaries could be forced into bankruptcy or liquidation.
We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
     The Issuers have no operations of their own and conduct their operations through their operating subsidiaries and joint ventures. As a result, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments on our indebtedness. We cannot be certain that our earnings and the earnings of our operating subsidiaries will be sufficient to allow us to make payments in respect of the notes and meet our other obligations.
     Our subsidiaries’ ability to generate cash from operations will depend upon, among other things:
•	their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond their control; and

•	the future availability of borrowings under the existing senior secured credit facilities, which depends on, among other things, complying with the covenants in the existing senior secured credit facilities.
     We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the existing senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the notes. See “Cautionary Statement Concerning Forward-Looking Statements” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
     If our and our subsidiaries’ cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our and our subsidiaries’ business operations. In addition, the terms of existing or future debt agreements, including the existing senior secured credit facilities and the indentures governing the notes, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Also, Apollo has no continuing obligation to provide us or our subsidiaries with debt or equity financing.
Federal and state statutes may allow courts, under specific circumstances, to void the notes and/or the guarantees and require noteholders to return payments received.
     The issuance of the notes and the incurrence of the guarantees of the notes may be subject to review under federal and state fraudulent transfer and conveyance statutes in a bankruptcy, liquidation or reorganization case or if a lawsuit, including under circumstances in which bankruptcy is not involved, were commenced at some future date by us or on behalf of our unpaid creditors. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer and fraudulent conveyance laws, a court may void or otherwise decline to enforce the notes and/or the guarantees or a court may subordinate the notes and/or the guarantees to the Issuers’ and their subsidiaries’ existing and future indebtedness.
     While the relevant laws may vary from state to state, a court might void or otherwise decline to enforce the notes or the guarantees if it found that when the notes were issued or the guarantees were incurred, or, in some states, when payments became due under the notes or the guarantees, an Issuer or any of the guarantors received less than reasonably equivalent value or fair consideration and either:
•	the applicable Issuer or guarantor was insolvent or rendered insolvent by reason of such incurrence; or

•	the applicable Issuer or guarantor was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•	the applicable Issuer or guarantor intended to incur, or believed or reasonably should have believed that it would incur, debts beyond its ability to pay such debts as they mature; or

•	the applicable Issuer or guarantor was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied.
     A court might also void the notes or guarantees without regard to the above factors, if it found that an Issuer or guarantor, as applicable, issued the notes or incurred a guarantee with actual intent to hinder, delay or defraud our creditors.
     A court would likely find that an Issuer or a guarantor did not receive reasonably equivalent value or fair consideration for the notes or such a guarantee if it did not substantially benefit directly or indirectly from the issuance of the notes or the applicable guarantee. As a general matter, value is given for a note if, in exchange for the note, property is transferred or an antecedent debt is satisfied. A debtor may not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.
     The measures of insolvency for purposes of fraudulent conveyance laws vary depending upon the law of the particular jurisdiction that is being applied. Generally, however, an entity would be considered insolvent if:
•	the sum of its debts, including subordinated and contingent liabilities, was greater than the fair saleable value of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including subordinated and contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
     We cannot be certain as to the standards a court would use to determine whether or not an Issuer or a guarantor was solvent at the relevant time, or regardless of the standard used, that the issuance of the notes or the incurrence of the guarantees would not be subordinated to our other debt.
     In the event of a finding that a fraudulent conveyance or transfer has occurred, the court may void, or hold unenforceable, the notes and/or the guarantees, which could mean that you may not receive any payments on the notes and the court may direct you to repay any amounts that you have already received from the Issuers and the guarantors for the benefit of their creditors. Furthermore, the holders of voided notes would cease to have any direct claim against the Issuers and the guarantors. Consequently, each Issuer’s assets would be applied first to satisfy its other liabilities, before any portion of its assets could be applied to the payment of the notes. Sufficient funds to repay the notes may not be available from other sources. Moreover, the voidance of the notes could result in an event of default with respect to its other debt that could result in acceleration of such debt (if not otherwise accelerated due to insolvency or other proceedings).
     Although each guarantee entered into by a subsidiary will contain a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, such a provision may not be effective to protect those guarantees from being voided under fraudulent transfer law, or it may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless.
Certain restrictive covenants in the indentures governing the notes will be suspended if the notes achieve investment grade ratings.
     Most of the restrictive covenants in the indentures governing the notes will not apply if and for so long as the notes achieve investment grade ratings from Moody’s and S&P and no default or event of default has occurred. If these restrictive covenants cease to apply, we may take actions, such as incurring additional debt, undergoing a change of control transaction or making certain dividends or distributions that would otherwise be prohibited under, or would otherwise require a prepayment offer to noteholders under, the indentures governing the notes. Ratings are given by these rating agencies based upon analyses that include many subjective factors. We cannot assure you that the notes will (or will not) achieve investment grade ratings, nor can we assure you that investment grade ratings, if granted, will reflect all of the factors that would be important to holders of the notes.

Our ability to generate the significant amount of cash needed to pay interest and principal on the notes and service our other debt and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.
     Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control, including those described under “—Risks Related to Our Business” above.
     If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
     The existing senior secured revolving credit facility will mature in 2013 and the existing senior secured term loan facility will mature in 2014. As a result, we may be required to refinance any outstanding amounts under those facilities prior to the maturity dates of the notes. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing. As a result, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The existing senior secured credit facilities and the indentures governing the notes will restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate any sales of assets, or if we do, what the timing of such sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Our upstream business is a vertically integrated producer of primary aluminum, consisting of a bauxite mine, an alumina refinery and an aluminum smelter. We have a 50% joint venture interest in the bauxite mining operation in Jamaica, a 50% joint venture interest in the alumina refinery in Gramercy, Louisiana and we own the smelter in New Madrid, Missouri.
     Our downstream business is a manufacturer of aluminum foil and light sheet, which consists of four rolling mill facilities. We own and operate four rolling mills located in the southeastern United States, two in Huntingdon, Tennessee, and one each in Salisbury, North Carolina and Newport, Arkansas, with a combined annual production capacity of approximately 495 million pounds, depending on product-mix.
     Our corporate headquarters is located in Franklin, Tennessee and consists of leased office space aggregating approximately 30 thousand square feet.
     For additional information about the location and productive capacity of our facilities see Item 1. “Business.” See Item 1A. “Risk Factors — Risks Related to Our Business-Delays in restoring our New Madrid smelter to its full production capacity could materially and adversely affect our business, financial condition, results of operations and cash flows” for a discussion of the impact of the January 2009 power outage at our New Madrid smelter.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we are involved in a variety of claims, lawsuits and other disputes arising in the ordinary course of business. We believe the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated financial position, results of operations or liquidity. While it is not feasible to predict the outcome of all pending suits and claims, the ultimate resolution of these matters as well as future lawsuits could have a material adverse effect on our business, financial condition, results of operations or reputation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is not traded on any stock exchange and has no established public trading market. Investment funds associated with Apollo own approximately 98.5% of our capital stock. The remainder of our capital stock is held by members of our management.
Holders
     As of January 31, 2009 there were a total of 26 holders of the Company’s common stock.
Dividends
     The payment of any cash dividend on our common stock is considered a restricted payment under our credit facilities and the indentures governing our notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including financial tests and the absence of any event of default.
     On June 7, 2007, Noranda HoldCo issued the HoldCo notes. Noranda HoldCo used the proceeds from the offering of the HoldCo notes, as well as $4.3 million of cash on hand, to pay a $216.1 million net cash distribution to its stockholders, which included Apollo and certain members of its management, to make a cash payment of $4.1 million to its optionholders (as part of an adjustment to preserve the value of the Noranda HoldCo options following the dividend), and to pay for fees and expenses related to the offering of the HoldCo notes. As used in this report the term “Special Dividend” means the payments to stockholders and optionholders, along with the related financing.
     Our Board of Directors declared and we paid a $102.2 million cash dividend ($4.70 per share) in June 2008.
Securities authorized for issuance under equity compensation plans
     See Item 11. “Executive Compensation-Elements used to Achieve Compensation Objectives” for a description of our equity compensation plan.
ITEM 6. SELECTED FINANCIAL DATA
Selected Historical Consolidated Financial Data
     Noranda HoldCo, Noranda AcquisitionCo and Noranda Intermediate Holding Corporation were formed in 2007 in connection with the Apollo Acquisition and did not engage in any business or other activities prior to the Apollo Acquisition except in connection with their formation, the Apollo Transactions and the Special Dividend described elsewhere in this report. Accordingly, for the purposes of this report, all financial and other information herein relating to periods prior to the completion of the Apollo Transactions and the Special Dividend is that of Noranda Aluminum, Inc.
     Prior to December 31, 2005, Xstrata accumulated a 19.9% ownership in Falconbridge Limited, which owned 100% of Noranda Aluminum, Inc. at that time. On August 15, 2006, through a tender offer, Xstrata effectively acquired the remaining 80.1% of shares of Falconbridge Limited, which resulted in Noranda Aluminum, Inc. being Xstrata’s wholly owned subsidiary (“the Xstrata Acquisition”).
     The financial information as of and for the years ended December 31, 2004 and 2005 and for the period from January 1, 2006 to August 15, 2006 includes the results of operations, cash flows and financial condition for Noranda Aluminum, Inc. on a basis reflecting the historical carrying values of Noranda Aluminum, Inc. prior to the Xstrata Acquisition and is referred to as “Pre-predecessor.” The financial information for the periods from August 16, 2006 to December 31, 2006 and from January 1, 2007 to May 17, 2007, and as of December 31, 2006 includes the results of operations, cash flows and financial condition for Noranda Aluminum, Inc. on a basis reflecting the stepped-up values of Noranda Aluminum, Inc. prior to the Apollo Acquisition, but subsequent to the Xstrata Acquisition, and is referred to as “Predecessor.” The financial information for the periods from May 18, 2007 to December 31, 2007, for the year ended December 31, 2008, and as of December 31, 2007 and December 31, 2008 include the results of operations, cash flows and financial condition for Noranda Aluminum Holding Corporation on a basis reflecting the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.”
     The consolidated statements of operations data for the year ended December 31, 2008, the periods from January 1, 2006 to August 15, 2006, from August 16, 2006 to December 31, 2006, from January 1, 2007 to May 17, 2007 and from May 18, 2007 to December 31, 2007 and the consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004, 2005, and 2006 have been derived from our audited consolidated financial statements which are not included in this report.
     Management also has presented certain supplemental pro forma condensed consolidated statements of operations. The supplemental pro forma condensed consolidated statements of operations include pro forma adjustments that we believe are (i) directly attributable to the Apollo Transactions and the Special Dividend, (ii) factually supportable and (iii) expected to have a continuing impact on the consolidated results. We believe that the assumptions used to derive the unaudited pro forma condensed consolidated statement of operations are reasonable given the information available; however, such assumptions are subject to change and the effect of any such change could be material.
     The supplemental pro forma condensed consolidated statements of operations for the years ended December 31, 2006 and December 31, 2007 are based on the historical consolidated statements of operations for the Pre-predecessor period from January 1, 2006 to August 15, 2006 and the Predecessor period from August 16, 2006 to December 31, 2006 and the Predecessor period from January 1, 2007 to May 17, 2007 and the Successor for the period from May 18, 2007 to December 31, 2007, respectively, and give effect to the Apollo Transactions and Special Dividend as if they had occurred on January 1, 2006.
     The supplemental pro forma condensed consolidated statement of operations is presented for information purposes only and is not intended to represent or be indicative of the consolidated results of operations that we would have reported had the Apollo Transactions and the Special Dividend been completed for the periods presented, nor are they necessarily indicative of future results.
     The following tables present our selected historical consolidated financial data. This information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the audited consolidated financial statements of Noranda Aluminum, Inc. and Noranda Aluminum Holding Corporation and their notes included elsewhere in this report, as well as the other financial information included in this report.

			Pro Forma	Pro Forma
			Pre-predecessor	Predecessor
	Pre-predecessor		and Predecessor	and Successor	Successor
	For the year	For the year	For the year	For the year	For the year
	ended	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2004	2005	2006	2007	2008
	$	$	$	$	$

Statement of Operations Data:
Sales	919.1	1,026.4	1,312.7	1,395.1	1,266.4
Operating costs and expenses
Cost of sales	829.5	929.5	1,133.8	1,205.3	1,122.7
Selling, general and administrative expenses	33.3	23.8	40.1	56.5	73.8
Goodwill impairment	—	—	—	—	25.5
Other charges (recoveries), net	—	1.6	(0.6)	(0.5)	—

	862.8	954.9	1,173.3	1,261.3	1,222.0

Operating income	56.3	71.5	139.4	133.8	44.4
Other expenses (income)
Interest expense, net	27.3	28.5	112.7	109.0	89.2
(Gain) loss on derivative instruments and hedging activities	(0.5)	(7.9)	22.0	44.1	69.9
Gain on settlement of contract	(129.0)	—	—	—	—
Equity in net loss (income) of investments in affiliates	0.4	(9.8)	(9.2)	(11.5)	(7.7)
Other, net	12.6	0.6	—	—	—

Income (loss) from continuing operations before income taxes	145.5	60.1	13.9	(7.8)	(107.0)
Income tax expense (benefit)	57.0	18.6	0.8	1.7	(32.9)

Income (loss) from continuing operations	88.5	41.5	13.1	(9.5)	(74.1)
Discontinued operations, net of tax effects	(65.7)	8.8	—	—	—

Net income (loss) for the period	22.8	50.3	13.1	(9.5)	(74.1)

			Pre-predecessor	Predecessor
	Pre-predecessor		and Predecessor	and Successor	Successor
	As of and for	As of and for	As of and for	As of and for	As of and for
	the year	the year	the year	the year	the year
	ended	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,	December 31,
(in millions)	2004	2005	2006	2007	2008
	$	$	$	$	$

Balance Sheet Data(3):
Cash and cash equivalents	1.1	1.4	40.5	75.6	184.7
Property, plant and equipment, net	520.8	528.7	672.8	657.8	599.6
Total assets	1,024.6	988.1	1,616.7	1,650.5	1,936.2
Long-term debt (including current portion)(1)	329.5	252.0	160.0	1,151.7	1,346.6
Common stock subject to redemption	—	—	—	—	2.0
Shareholders’ (deficiency) equity	(15.2)	472.3	1,008.5	(0.1)	36.6
Working capital(2)	173.2	127.5	201.7	211.5	336.0
Financial and Other Data:
Cash Flow Data(3):
Operating activities	1.2	57.2	189.7	202.0	65.5
Investing activities	(52.9)	(17.8)	(52.3)	(1,192.6)	(51.1)
Financing activities	20.7	(41.1)	(98.2)	1,028.8	94.7
Shipments (pounds in millions)
Upstream
External customers	492.5	502.7	496.5	523.4	509.5
Intersegment	56.4	43.5	58.5	31.2	80.4

Total	548.9	546.2	555.0	554.6	589.9
Downstream	383.3	392.2	409.3	371.6 (4)	346.1

(1)	Long-term debt includes long-term debt due to related parties and to third parties, including current installments of long-term debt. For the Successor period, long-term debt does not include issued undrawn letters of credit under our existing $250.0 million revolving credit facility.

(2)	Working capital is defined as current assets net of current liabilities.

(3)	Historical balance sheet and cash flow data is presented.

(4)	Excludes shipments related to brokered metal sales representing sales of $8.1 million for the period from January 1, 2007 to May 17, 2007 and $43.2 million for the period from May 18, 2007 to December 31, 2007.

	Pre-predecessor	Predecessor		Successor
		Period from		Period from	As of and
		August 16, 2006 to		May 18, 2007 to	for the year
	Period from	December 31, 2006	Period from	December 31, 2007	ended
	January 1, 2006 to	and as of	January 1, 2007 to	and as of	December 31,
(in millions)	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	2008

	$	$	$	$	$

Statement of Operations Data:
Sales	816.0	496.7	527.7	867.4	1,266.4
Operating costs and expenses
Cost of sales	660.6	409.0	424.5	768.0	1,122.7
Selling, general and administrative expenses	23.9	14.0	16.8	39.2	73.8
Goodwill impairment	—	—	—	—	25.5
Other (recoveries) charges, net	(0.1)	(0.5)	—	(0.5)	—

	684.4	422.5	441.3	806.7	1,222.0

Operating income	131.6	74.2	86.4	60.7	44.4
Other expenses (income)
Interest expense, net	12.7	6.4	6.2	67.2	89.2
Loss (gain) on derivative instruments and hedging activities	16.6	5.4	56.6	(12.5)	69.9
Equity in net income of investments in affiliates	(8.3)	(3.2)	(4.3)	(7.3)	(7.7)

Income (loss) before income taxes	110.6	65.6	27.9	13.3	(107.0)
Income tax expense (benefit)	38.7	23.6	13.6	5.1	(32.9)

Net income (loss) for the period	71.9	42.0	14.3	8.2	(74.1)

Balance sheet data:
Cash and cash equivalents		40.5		75.6	184.7
Property, plant and equipment, net		672.8		657.8	599.6
Total assets		1,616.7		1,650.5	1,936.2
Long-term debt (including current portion)(1).		160.0		1,151.7	1,346.6
Common stock subject to redemption		—		—	2.0
Shareholders’ equity (deficiency)		1,008.5		(0.1)	36.6
Working capital(2)		201.7		211.5	336.0
Cash flow data:
Operating activities	81.9	107.8	41.2	160.8	65.5
Investing activities	(20.5)	(31.8)	5.1	(1,197.7)	(51.1)
Financing activities	(37.7)	(60.5)	(83.7)	1,112.5	94.7
Financial and other data:
Average realized Midwest transaction price (4)	1.19	1.20	1.31	1.21	1.21
Net cash cost for primary aluminum (per pound shipped) (5)			0.74	0.76	0.81
Shipments (pounds in millions)
Upstream
External customers	308.8	187.7	202.3	321.1	509.5
Intersegment	36.3	22.2	12.1	19.1	80.4

Total	345.1	209.9	214.4	340.2	589.9
Downstream	259.1	150.2	135.6 (3)	236.0 (3)	346.1

(1)	Long-term debt includes long-term debt due to related parties and to third parties, including current installments of long-term debt. For the successor period, long-term debt does not include issued undrawn letters of credit under our existing $250.0 million revolving credit facility.

(2)	Working capital is defined as current assets net of current liabilities.

(3)	Excludes shipments related to brokered metal sales representing sales of $8.1 million for the period from January 1, 2007 to May 17, 2007 and $43.2 million for the period from May 18, 2007 to December 31, 2007.

(4)	The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing, the sum of which is known as the MWTP. As approximately 80% of our value-added products are sold at the prior month’s MWTP, we calculate a “realized” MWTP which reflects the specific pricing of sale transactions in each period.

(5)	Unit net cash cost for primary aluminum per pound represents our net cash costs of producing commodity grade aluminum as priced on the LME plus the Midwest premium. We have provided unit net cash cost per pound of aluminum shipped because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit net cash costs per pound shipped. Unit net cash cost per pound is positively or negatively impacted by changes in production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs.

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

The following table summarizes the unit net cash costs for primary aluminum for the upstream segment for the periods presented:

	Predecessor	Successor

	Period from	Period from	For the
	January 1, 2007 to	May 18, 2007 to	year ended
	May 17, 2007	December 31, 2007	December 31, 2008

Total upstream cash cost (in millions)	$158.8	$259.3	$478.2
Total shipments (pounds in millions)	214.4	340.2	589.9

Net upstream cash cost for primary aluminum	$0.74	$0.76	$0.81

     The following table reconciles the upstream segment’s cost of sales to the total upstream cash cost for primary aluminum for the periods presented (in millions):

	Predecessor	Successor

	Period from	Period from	For the
	January 1, 2007 to	May 18, 2007 to	year ended
	May 17, 2007	December 31, 2007	December 31, 2008

	$	$	$

Upstream cost of sales	186.6	335.3	525.2
Downstream cost of sales	237.9	432.7	597.5

Total cost of sales	424.5	768.0	1,122.7

Upstream cost of sales	186.6	335.3	525.2
LIFO and lower of cost or market adjustments (a)	(0.7)	2.5	(30.5)
Fabrication premium (b)	(18.1)	(27.3)	(40.5)
Depreciation expense-upstream	(20.8)	(51.2)	(70.3)
Joint ventures impact (c)	(8.6)	(13.6)	(13.1)
Selling, general and administrative expenses (d)	4.4	7.7	4.4
Intersegment eliminations (e)	16.0	5.9	103.0

Total upstream cash cost of primary aluminum	158.8	259.3	478.2

(a)	Reflects the conversion from LIFO to FIFO method of inventory costing, including removing the effects of adjustments to reflect the lower of cost, or market value.

(b)	Our value-added products, such as billet, rod and foundry, earn a fabrication premium over MWTP. To allow comparison of our upstream per unit costs to the MWTP, we exclude the fabrication premium in determining upstream cash costs for primary aluminum.

(c)	Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. To reflect the underlying economics of the vertically integrated upstream business, this adjustment reflects the favorable impact that third-party joint venture sales have on our upstream cash cost for primary aluminum.

(d)	Represents certain selling, general and administrative costs which management believes are a component of upstream cash costs for primary aluminum, but which are not included in cost of goods.

(e)	Reflects the FIFO-basis cost of sales associated with transfers from upstream to downstream, as those costs are reflected in downstream cost of sales. This amount includes the elimination of the effects of intercompany profit in inventory at each balance sheet date.

SUPPLEMENTAL PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007
(in millions)
     The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2007 is based on the historical consolidated statements of operations of the Predecessor period from January 1, 2007 to May 17, 2007 and the Successor period from May 18, 2007 to December 31, 2007 and gives effect to the Apollo Transactions and the Special Dividend as if they had occurred on January 1, 2007.

					Pro Forma Noranda
					Aluminum Holding
	Predecessor	Successor			Corporation
	Period from	Period from			Year
	January 1, 2007 to	May 18, 2007 to	Pro Forma		ended
	May 17, 2007(1)	December 31, 2007(1)	adjustments		December 31, 2007

	$	$	$		$

Sales	527.7	867.4	—		1,395.1
Operating costs and expenses
Cost of sales	424.5	768.0	12.8	(2)	1,205.3
Selling, general and administrative expenses	16.8	39.2	0.5	(3)	56.5
Other charges (recoveries), net	—	(0.5)	—		(0.5)

	441.3	806.7	13.3		1,261.3

Operating income	86.4	60.7	(13.3)		133.8

Other expenses (income)
Interest expense, (income) net
Parent and related party	7.2	—	(7.2	)(4)	—
Other	(1.0)	67.2	42.8	(5)	109.0
Loss (gain) on derivative instruments and hedging activities	56.6	(12.5)	—		44.1
Equity in net income of investments in affiliates	(4.3)	(7.3)	0.1	(6)	(11.5)

Total other expenses, net	58.5	47.4	35.7		141.6

Income (loss) before income taxes	27.9	13.3	(49.0)		(7.8)
Income tax expense (benefit)	13.6	5.1	(17.0	)(7)	1.7

Net income (loss)	14.3	8.2	(32.0)		(9.5)

(1)	Represents the historical consolidated results of operations.

(2)	Reflects an increase of $12.5 million for the year ended December 31, 2007 of depreciation resulting from fair value adjustments to property, plant and equipment as a result of the Apollo Acquisition. The adjustment also reflects an increase of $0.3 million for the year ended December 31, 2007 resulting from the fair value adjustment to inventory as a result of the Apollo Acquisition.

(3)	Includes an increase of $0.5 million for the year ended December 31, 2007 of amortization resulting from fair value adjustments to amortizable intangible assets as a result of the Apollo Acquisition.

(4)	Reflects the elimination of historical intercompany interest income and expenses, related to intercompany balances which were not acquired as part of the Apollo Acquisition.

(5)	Reflects the net effect of the increase in interest expense related to the additional indebtedness, incurred in the Apollo Transactions and the Special Dividend in the aggregate principal amount of $1,227.8 million, bearing interest at a weighted-average interest rate of 8.3%. The interest rates used for pro forma purposes are based on assumptions of the rates at the time of the acquisition. The adjustment assumes straight-line amortization of related deferred financing costs. A 0.125% change in the interest rates on our pro forma indebtedness would change our annual pro forma interest expense by $1.5 million.

(6)	Reflects an increase of amortization of excess of carrying value of investment over Noranda’s share of the investments’ underlying net assets resulting from the fair value adjustments to Noranda’s joint ventures as a result of the Apollo Acquisition.

(7)	Reflects the estimated tax effect of the pro forma adjustments at Noranda’s statutory tax rate.
     The above unaudited pro forma condensed consolidated statement of operations does not adjust the write-off of deferred financing costs, which are included in the historical consolidated results of operations included elsewhere in this report.

SUPPLEMENTAL PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006
(in millions)
     This supplemental pro forma condensed consolidated statement of operations for the year ended December 31, 2006, on a pro forma basis, reflects the pro forma assumptions and adjustments as if the Apollo Transactions and the Special Dividend had occurred on January 1, 2006.

					Pro Forma Noranda
					Aluminum Holding
	Pre-predecessor	Predecessor			Corporation
	Period from	Period from
	January 1, 2006	August 16, 2006			Year
	to	to	Pro Forma		ended
	August 15, 2006(1)	December 31, 2006(1)	adjustments		December 31, 2006
	$	$	$		$

Sales	816.0	496.7	—		1,312.7
Operating costs and expenses
Cost of sales	660.6	409.0	64.2	(2)	1,133.8
Selling, general and administrative expenses	23.9	14.0	2.2	(3)	40.1
Other charges (recoveries), net	(0.1)	(0.5)	—		(0.6)

	684.4	422.5	66.4		1,173.3

Operating income	131.6	74.2	(66.4)		139.4

Other expenses (income)
Interest expense, (income) net
Parent and related party	12.6	7.1	(19.7	)(4)	—
Other	0.1	(0.7)	113.3	(5)	112.7
Loss on derivative instruments and hedging activities	16.6	5.4	—		22.0
Equity in net income of investments in affiliates	(8.3)	(3.2)	2.3	(6)	(9.2)

Total other expenses, net	21.0	8.6	95.9		125.5

Income (loss) before income taxes	110.6	65.6	(162.3)		13.9
Income tax expense (benefit)	38.7	23.6	(61.5	)(7)	0.8

Net income (loss)	71.9	42.0	(100.8)		13.1

(1)	Represents the historical consolidated results of operations.

(2)	Reflects an increase of $49.7 million for the year ended December 31, 2006 of depreciation resulting from fair value adjustments to property, plant and equipment as a result of the Apollo Acquisition. The adjustment also reflects an increase of $14.5 million for the year ended December 31, 2006 resulting from the fair value adjustment to inventory as a result of the Apollo Acquisition.

(3)	Includes (i) the elimination of administrative expenses in GCA Lease Holdings, Inc. of $0.7 million, which was not acquired as part of the Apollo Acquisition; (ii) the elimination of certain pension expenses of $1.7 million primarily related to amortization of actuarial losses, transition obligations and prior service costs; (iii) an increase of $2.6 million of amortization resulting from fair value adjustments to amortizable intangible assets as a result of the Apollo Acquisition; and (iv) the addition of a management fee of $2.0 million that we are permitted to pay to Apollo for certain financial, strategic, advisory and consulting services under the terms of the indentures governing the notes (See Item 13. “Certain Relationships and Related Person Transactions, and Director Independence-Apollo Management Agreement and Transaction Fee”).

(4)	Reflects the elimination of historical intercompany interest income and expenses, related to intercompany balances which were not acquired as part of the Apollo Acquisition.

(5)	Reflects the net effect of the increase in interest expense related to the additional indebtedness, incurred in the Apollo Transactions and the Special Dividend in the aggregate principal amount of $1,227.8 million, bearing interest at a weighted-average interest rate of 8.3%. The interest rates used for pro forma purposes are based on assumptions of the rates at the time of the acquisition. The adjustment assumes straight-line amortization of related deferred financing costs. A 0.125% change in the interest rates on our pro forma indebtedness would change our annual pro forma interest expense by $1.5 million.

(6)	Reflects an increase of amortization of excess of carrying value of investment over Noranda’s share of the investments’ underlying net assets resulting from the fair value adjustments to Noranda’s joint ventures as a result of the Apollo Acquisition.

(7)	Reflects the estimated tax effect of the pro forma adjustments at Noranda’s statutory tax rate.
     The above unaudited pro forma condensed consolidated statement of operations does not adjust the write-off of deferred financing costs, which are included in the historical consolidated results of operations included elsewhere in this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our results of operations and financial condition covers certain periods prior to the consummation of the Apollo Transactions. Accordingly, the discussion and analysis of periods prior to the Apollo Transactions do not reflect the significant impact that the Apollo Transactions have had on us, including significantly increased leverage and liquidity requirements. You should read the following discussion of our results of operations and financial condition with the “Unaudited Pro Forma Condensed Consolidated Financial Information,” “Selected Historical Consolidated Financial Data,” “Unaudited Pro Forma Condensed Financial information” and the audited consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”
Introduction
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is provided as a supplement to the audited consolidated financial statements and the related notes included elsewhere in the filing to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:
     Company Overview. This section provides a general description of our business as well as recent developments that we believe are necessary to understand our financial condition and results of operations and to anticipate future trends in our business.
     Reconciliation of Net Income between Noranda AcquisitionCo and Noranda HoldCo. This section reconciles the results of operations of Noranda HoldCo and its wholly owned subsidiary, Noranda AcquisitionCo.
     Critical Accounting Policies and Estimates. This section discusses the accounting policies and estimates that we consider to be important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application.
     Results of Operations. This section provides a discussion of the results of operations on a historical basis for each of our fiscal periods in the years ended December 31, 2006, 2007 and 2008. The section also provides a supplemental discussion of operating results for those periods on a pro forma basis.
     Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of our fiscal periods in the years ended December 31, 2006, 2007 and 2008.
     Contractual Obligations and Contingencies. This section provides a discussion of our commitments as of December 31, 2008.
     Known Trends and Uncertainties. This section discusses certain additional items which we feel could potentially impact our results of operations and financial position.
Company Overview
     We are a leading North American vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two integrated businesses: our primary metals, or upstream business, and our rolling mills, or downstream business. In 2008, our upstream business produced approximately 575 million pounds (261,000 metric tonnes) of primary aluminum, accounting for approximately 10% of total United States primary aluminum production. During the week of January 26, 2009, power supply to Noranda’s New Madrid smelter was interrupted numerous times because of an ice storm in Southeastern Missouri. See Item 1. “Business-Primary Metal-Upstream Business” for further discussion. Our downstream business, consisting of four rolling mill facilities with a combined annual production capacity of approximately 495 million pounds, is one of the largest aluminum foil producers in North America. The upstream and downstream businesses constitute our two reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS No. 131”).
Key factors affecting our results of operations
     Demand
     In the second half of 2008, global economic contraction severely impacted the aluminum industry. Primary aluminum is a global commodity, and its price is set on the LME. Our primary aluminum products typically earn the LME price plus a Midwest premium, the sum of which is known as the Midwest Transaction Price, or MWTP. Driven by significant weakness in end-use markets such as housing and automotive, LME aluminum prices experienced a historic decline. The decline in price has had significant negative impact on our financial results. The LME price dropped 49% in the last five months of 2008 to levels at which our production cash costs were higher than our primary metal selling prices. Global inventories have grown to near record levels as market demand has continued to decline.
     In addition to extraordinary declines in volume and price in the upstream segment, the downstream business was also impacted by weak end markets and falling metal prices. Our downstream business is a low-cost domestic producer of aluminum rolled products servicing a variety of end markets including building, automotive, and HVAC. The economic crisis, including limited credit availability, had a particularly negative impact on these markets. Weak market conditions had a direct impact on our downstream business volume and subsequently our financial results. The downstream business prices its products at the MWTP plus a fabrication premium. As LME aluminum prices fell in 2008, the business experienced significant negative timing differences between the cost of metal and the price of metal sold.
     Through July 2008, primary aluminum experienced strong price trends supported to a large extent by improved market fundamentals for aluminum, including global demand growth from developing regions, higher global power costs, new supply constraints and a weaker U.S. dollar, among several other factors. Beginning in August 2008, the primary aluminum prices declined in response to deteriorating global economic conditions.
     In 2008, we experienced a decline in demand for value-added products utilized in the housing and construction industry. For the year ended December 31, 2008, external value-added shipments were 13.9 million pounds lower than in 2007. We have responded to the decrease in demand for value-added products by increasing the production of commodity sow used in our downstream business. The decrease in value-added shipments to external customers was more than offset by a 49.2 million pound increase in shipments to our downstream operation and a 55.9 million increase in external sow shipments. Our integrated operations provide us the flexibility to shift a portion of our upstream production to our downstream business, reducing our overall external purchase commitments, and allowing us to retain the economic differential between LME pricing and our production costs.
     Prices and markets
     As discussed above, we have experienced, and expect to continue to be subject to volatile primary aluminum prices, which are influenced primarily by the world supply-demand balance for those commodities and related processing services, and other related factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged).
     We have entered into fixed price aluminum swaps to establish the aluminum price at which a portion of our expected cumulative primary aluminum shipments will be sold. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of fixed price aluminum swaps and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” for further discussion of our accounting for these hedges.
     Our fabrication prices are not impacted by volatility in LME prices. Instead, they are dependent upon capacity utilization in the industry, which in turn is driven by supply-demand fundamentals for our products. Our value-added profitability is largely insulated from movement in aluminum prices, except for cycles when LME prices change dramatically over our average inventory holding periods. During 2008, the downturn in the housing market resulted in lower demand, which reduced capacity utilization and had a negative impact on our 2008 fabrication prices and our 2008 financial results. In 2006 and parts of 2007 we saw increasing average prices, reflecting strong supply-demand fundamentals for the goods made using our products, especially finstock and semi-rigid container products.
     Production
     In 2008, our upstream business produced approximately 575 million pounds (261,000 metric tonnes) of primary aluminum. Due to a severe ice storm the week of January 26, 2009, our New Madrid smelter lost approximately 75% of its capacity because of damage from power interruptions. We are still in the process of assessing the amount of damage and timing of repairs. See Item 1. “Business-Primary Metal-Upstream Business” for further discussion. In 2008, our New Madrid smelter began to implement a facility expansion project at an expected total cost of $48.0 million. The expansion expected to increase metal production by approximately 39 million pounds per annum to 610 million pounds by 2011 and contribute to a reduction in our future average net cash cost per pound of aluminum produced. Through December 31, 2008, we spent $16.2 million related to these expansion projects. As a result of declining market conditions and the January 2009 power outage, we have reduced the near-term scale of the New Madrid smelter expansion program. Although we continue to believe the remaining projects are viable, we have not determined a revised timeline for the program.

     Our rolling mills have capacity to produce 495 million pound annually; however, due to the downturn in the housing industry, our downstream business produced 388 million pounds of rolled products in 2008, compared to 406 million pounds in 2007 and 476 million pounds in 2006.
     Production costs
     The key cost components at our smelter are power and alumina. Power is supplied by AmerenUE under a 15-year contract that commenced on June 1, 2005 and includes an evergreen renewal option. The contract has all-in rates, with seasonal adjustments that result in rates from June to September being approximately 45% higher than the rates from October to May. Rate changes to this contract are subject to regulatory review and approval. In January 2009, the Missouri Public Service Commission approved a rate increase and a fuel adjustment clause. The rate change increased our power cost by approximately 6%. The impact to our costs due to the fuel adjustment clause cannot be estimated at this time.
     We obtain alumina from Gramercy under a take-or-pay contract where we are obligated to take receipt of our share of the alumina production at Gramercy, even if such amounts are in excess of our requirements or the cost of alumina from Gramercy exceeds the cost of alumina available from other sources. Gramercy in turn obtains bauxite from St. Ann. In addition to supplying raw materials for the two joint venture partners, St. Ann sells bauxite to third parties and Gramercy sells chemical grade alumina to third parties. These third-party sales reduce the cost for producing smelter grade alumina for our smelter in New Madrid.
     Our alumina supply arrangements with Gramercy provide us with a secure supply of alumina at a cost equal to the combined net cash cost of production and capital investment at the mine and refinery. During fourth quarter 2008, the cost of alumina purchased from our joint venture in Gramercy exceeded the cost of alumina available from other sources. We continue to evaluate options to reduce the purchase cost of alumina, including evaluating with our joint venture partner curtailment of Gramercy’s operations. In addition, pursuant to the agreement governing the joint ventures, we are currently in a period of renegotiation with our joint venture partner concerning the future of the joint ventures after December 31, 2010.
     During the year ended December 31, 2008, average natural gas prices rose to $9.43 from $7.22 per million BTU compared to 2007. For 2008, our direct consumption of natural gas was 14.1 million BTU. During 2008, we entered into forward swaps for natural gas, effectively fixing our cost for approximately 50% of our estimated upstream business’ natural gas exposure through 2012 at prices ranging from $8.65 to $9.89/mmbtu.
     At current market conditions, for our downstream business, aluminum metal units account for approximately 65% of production costs, and value-added conversion costs account for the remaining 35%. Conversion costs include labor, energy and operating supplies, including maintenance materials. Energy includes natural gas and electricity, which make up about 20% of conversion costs.
Reconciliation of Net Income between Noranda AcquisitionCo and Noranda HoldCo
     Noranda HoldCo was formed on March 27, 2007, and its principal asset is its wholly owned subsidiary, Noranda AcquisitionCo, which was also formed on March 27, 2007, for the purpose of the Apollo Transactions. The following table reconciles the results of operations of Noranda HoldCo and Noranda AcquisitionCo:

	Predecessor	Successor

	Period from	Period from
	January 1, 2007	May 18, 2007	Year
	to	to	ended
(in millions)	May 17, 2007	December 31, 2007	December 31, 2008

	$	$	$

Consolidated net income (loss) of Noranda AcquisitionCo	14.3	16.9	(59.5)
HoldCo interest expense	—	(13.9)	(21.3)
HoldCo director and other fees	—	—	(1.6)
HoldCo tax effects	—	5.2	8.3

Consolidated net income (loss) of Noranda HoldCo	14.3	8.2	(74.1)

Critical Accounting Policies and Estimates
     Our principal accounting policies are described in Note 1. “Accounting Policies” of the audited consolidated financial statements included elsewhere in this report. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.
Revenue recognition
     Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms. We periodically enter into supply contracts with customers and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as shipments are made and title, ownership, and risk of loss pass to the customer during the term of the contracts.
Impairment of long-lived assets
     Our long-lived assets, primarily property, plant and equipment, comprise a significant amount of our total assets. We evaluate our long-lived assets and make judgments and estimates concerning the carrying value of these assets, including amounts to be capitalized, depreciation and useful lives. The carrying values of these assets are reviewed for impairment periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This evaluation requires us to make long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
Goodwill and other intangible assets
     Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. We evaluate goodwill for impairment using a two-step process provided by SFAS No. 142. The first step is to compare the fair value of each of its reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. During fourth quarter 2008, we recorded a $25.5 million goodwill impairment write down in the downstream business, reflecting continued weakness in end markets and the view that the acute decline in foil demand continues to put pressure on pricing as industry capacity utilization is operating well below historic levels. Our fourth quarter impairment testing indicated no goodwill impairment for the upstream business.
     Our SFAS No. 142 analyses included a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require that we make assumptions about future profitability and cash flows of our reporting units, which the Company believes reflect its best estimates at the date the valuations were performed (October 1 and December 31.) Key assumptions used to determine reporting units’ discounted cash flow valuations at December 31, 2008 include: (a) cash flow periods of seven years; (b) terminal values based upon long-term growth rates ranging from 1.5% to 2.0%; and (c) discount rates ranging from 11.8% to 12.7% based on a risk-adjusted weighted average cost of capital for each reporting unit. In the downstream business, a 1 percent increase in the discount rate would have decreased the reporting unit fair value, and consequently increased the goodwill impairment write-down, by approximately $40 million. In the downstream business, a 10% decrease in the cash flow forecast for each year would have decreased the reporting unit fair value, and consequently increased the goodwill impairment write-down, by approximately $50 million. In the upstream business, a 1 percent increase in the discount rate would have decreased the reporting unit fair value by approximately $50 million and a 10% decrease in the cash flow forecast for each year would have decreased the reporting unit fair value by approximately $80 million, neither of which would have resulted in upstream impairment at December 31, 2008.

     Intangible assets with a definite life (primarily customer relationships) are amortized over their expected lives and are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable.
Asset retirement obligations
     We record our environmental costs for legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation as asset retirement obligations. We recognize liabilities, at fair value, for our existing legal asset retirement obligations and adjust these liabilities for accretion costs and revision in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and depreciation on these capitalized costs is recognized.
Inventories
     The majority of our inventories, including alumina and aluminum inventories, are stated at the lower of cost, using the last-in, first-out (“LIFO”) method, or market. The remaining inventories (principally supplies) are stated at cost using the first-in, first-out (“FIFO”) method. In our downstream segment, we use a standard costing system, which gives rise to cost variances. Variances are capitalized to inventory in proportion to the quantity of inventory remaining at period end to quantities produced during the period. Variances are recorded such that ending inventory reflects actual costs on a year-to-date basis.
     As of the date of the Apollo Acquisition a new base layer of LIFO inventories was established at fair value, such that FIFO basis and LIFO basis were equal. For layers added between the acquisition date and period end, we use a dollar-value LIFO approach where a single pool for each segment represents a composite of similar inventory items. Increases and decreases in inventory are measured on a pool basis rather than item by item. In periods following the Acquisition, LIFO cost of sales reflect sales at current production costs, which are substantially lower than the fair value cost recorded at the date of acquisition, to the extent that quantities produced exceed quantities sold. In periods when quantities sold exceed quantities produced, cost of goods sold reflect the higher fair value cost per unit.
     As LME prices fluctuate, our inventory will be subject to market valuation reserves. The principal factors that gave rise to our market valuation reserve at December 31, 2007 and 2008 were: (i) a substantial portion of the quantities in inventory were priced at base level prices and (ii) the LME price at December 31, 2007 and 2008 was significantly lower than the LME price used in determining the fair value of inventory at the date of the Apollo Acquisition. In periods when the LME price at a given balance sheet date is higher than the LME price at the time of the Apollo Acquisition, no reserves will be necessary. In December 2008, our expected selling prices were lower than our production cost on a FIFO basis.
Derivative instruments and hedging activities
     We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). During 2008, we designated fixed price aluminum swaps as cash flow hedges, thus the effective portion of such derivatives was adjusted to fair value through other comprehensive (loss) income, with the ineffective portion reported through earnings. Derivatives that have not been designated for hedge accounting are adjusted to fair value through earnings in loss (gain) on derivative instruments and hedging activities in the consolidated statements of operations. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     Forecasted sales represent a sensitive estimate in our designation of derivatives as cash flow hedges. Due to declines in demand for certain value-added products and uncertain business conditions, at November 30, 2008, management concluded that certain hedged sale transactions were no longer probable of occurring and de-designated hedge accounting for approximately 20.0 million pounds of notional amounts settling in 2008, 245.0 million pounds of notional amounts settling in 2009 and 20.0 million pounds of notional settling amounts in 2010. Based on revised forecasts in place at December 31, 2008, we re-designated approximately 144.0 million pounds of notional amounts settling in 2009 and 32.0 million pounds of notional amounts settling in 2010. As a result of the New Madrid power outage on January 28, 2009, and in anticipation of entering into fixed-price aluminum purchase swaps, as described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” we discontinued hedge accounting for all of our aluminum fixed-price sale swaps on January 29, 2009.
     We determine the fair values of our derivative instruments using industry standard models that incorporate inputs which are observable, as defined in SFAS No. 157, throughout the full term of the instrument. Key inputs include quoted forward prices for commodities (aluminum and natural gas) and interest rates, and credit default swap spread rates for non-performance risk. Our derivative assets are adjusted for the non-performance risk of our counterparties using their credit default swap spread rates, which are updated quarterly. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation, and are also adjusted quarterly based on current default swap spread rates on entities we consider comparable to us. We present the fair value of our derivative contracts net of cash paid pursuant to collateral agreements on a net-by-counterparty basis in our consolidated statements of financial position when we believe a legal right of setoff exists under an enforceable master netting agreement.

Results of Operations
     The results of operations, cash flows and financial condition for the Pre-predecessor, Predecessor, and Successor periods reflect different bases of accounting due to the impact on the financial statements of the Xstrata Acquisition and the Apollo Acquisition, and the resulting purchase price allocations. The comparability of these periods is also limited by other changes inherent from one acquisition to another, such as operating as a stand-alone company in the Successor period versus operating as a subsidiary of a larger company in the Pre-predecessor and Predecessor periods.
     To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided a discussion for the Pre-predecessor period from January 1, 2006 to August 15, 2006, for the Predecessor periods from August 16, 2006 to December 31, 2006 and January 1, 2007 to May 17, 2007, and for the Successor periods from May 18, 2007 to December 31, 2007, and for the year ended December 31, 2008.
     We have supplemented our discussion of historical results with an analysis of the results of operations for the years ended December 31, 2006 and 2007, reflecting the pro forma assumptions and adjustments as if the Apollo Acquisition had occurred on January 1, 2006. We believe presenting this pro forma information is beneficial to the reader because the impact of the purchase accounting associated with the Apollo Acquisition in 2007 impacts the comparability of the financial information for the historic periods presented. We believe this pro forma presentation provides the reader with additional information from which to analyze our financial results.
     You should read the following discussion of the results of operations and financial condition with the consolidated financial statements and related notes included herein.
     The following chart indicates the percentages of sales and operating income represented by each of our upstream and downstream businesses during 2006, 2007 and 2008:

Segment	Percentage of Sales			Percentage of Operating Income (Loss)
	2006	2007	2008	2006	2007	2008
	%	%	%	%	%	%

Upstream	49.1	50.1	52.2	90.9	91.2	176.5
Downstream	50.9	49.9	47.8	9.1	8.8	(76.5)

Total	100.0	100.0	100.0	100.0	100.0	100.0

     Pre-predecessor period from January 1, 2006 to August 15, 2006; Predecessor periods from August 16, 2006 to December 31, 2006 and January 1, 2007 to May 17, 2007; and Successor period from May 18, 2007 to December 31, 2007 and for the year ended December 31, 2008
     Sales

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from
	January 1, 2006	August 16, 2006	January 1, 2007	May 18, 2007	For the
	to	to	to	to	year ended
(in millions)	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008
	$	$	$	$	$

Upstream sales	400.3	243.6	275.2	423.8	660.7
Sales, excluding alumina sales	400.3	243.6	275.2	421.7	660.7
External shipments (in millions of pounds)	308.8	187.7	202.3	321.1	509.5
Average price per pound	1.30	1.30	1.36	1.31	1.30

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from
	January 1, 2006	August 16, 2006	January 1, 2007	May 18, 2007	For the
	to	to	to	to	year ended
(in millions)	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008
	$	$	$	$	$

Downstream sales	415.7	253.1	252.5	443.6	605.7
Downstream sales, excluding brokered metal	415.7	253.1	244.3	400.4	605.7
External shipments (in millions of pounds)	259.1	150.2	135.6	236.0	346.1
Average price per pound	1.60	1.69	1.80	1.70	1.75
     Upstream and downstream sales per pound shipped fluctuated within a narrow range during the Predecessor period of 2007, reflecting the movement in the LME price and the Midwest Transfer Premium during the periods, which were at relative peaks during the first six months of both 2007 and 2008.
     In planning for 2007, management anticipated a significant increase in demand for downstream products, and entered into take-or-pay contracts to purchase fixed quantities of commodity-grade sow and other metals from external sources. With the softening of the housing market in mid-to-late 2007, the downstream business’s commodity grade sow requirements were less than originally anticipated. In certain cases the downstream business made arrangements to sell these contracted metal quantities to others. These sales are referred to as “brokered metal” sales, and were priced at or near our cost of purchasing the quantities. There were no brokered metal sales in 2008.
     In 2008, the upstream business increased its intersegment shipments to the downstream segment, primarily due to a decrease in demand for value-added products related to the softening of the U.S. economy and its impact on the housing and construction industry.

Cost of sales

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from	For the
	January 1,	August 16,	January 1,	May 18, 2007	year
	2006 to	2006 to	2007	to	ended
	August 15,	December 31,	to May 17,	December 31,	December 31,
	2006	2006	2007	2007	2008
	$	$	$	$	$

Upstream cost of sales	261.6	168.5	186.6	335.3	525.2
External shipments (in millions of pounds)	308.8	187.7	202.3	321.1	509.5
Average cost per pound	0.85	0.90	0.92	1.04	1.03

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from	For the
	January 1,	August 16,	January 1,	May 18, 2007	year
	2006	2006 to	2007	to	ended
	to Augustd 15,	December 31,	to May 17,	December 31,	December 31,
	2006	2006	2007	2007	2008
	$	$	$	$	$

Downstream cost of sales	399.0	240.5	237.9	432.7	597.5
Downstream cost of sales, excluding brokered metal	399.0	240.5	229.7	389.3	597.5
External shipments (in millions of pounds)	259.1	150.2	135.6	236.0	346.1
Average cost per pound	1.54	1.60	1.69	1.65	1.73
     Upstream and downstream costs per pound shipped fluctuated within a narrow range during the Predecessor period of 2007, reflecting the cost levels inherent in the inventory valuation from the Xstrata Acquisition completed in August 2006 and the relatively stable cost environment.
     Average upstream cost per pound shipped during the May 18, 2007 to December 31, 2007 Successor period is substantially higher than in the January 1, 2007 to May 17, 2007 Predecessor period reflecting the impact of a step-up in the cost basis of inventory at the time of the Apollo Acquisition and the impact of higher depreciation expense resulting from the higher purchase price allocation to property, plant and equipment. The step-up in cost basis is not as significant in the downstream business because the pass-through nature of the metal costs causes those costs to approximate current market rates, except in periods of rapid change as were experienced in the last half of 2008. In the downstream business, the higher per pound cost of sales in 2008 reflects LCM reserves resulting from the dramatic decline in LME prices.
Selling, general and administrative expenses and other (SG&A)

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from	Year
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	ended
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008

SG&A expenses	$23.9	$14.0	$16.8	$39.2	$73.8
As a % of sales	2.9%	2.8%	3.2%	4.5%	5.8%
     As a percentage of sales, SG&A was higher in the Successor periods than in Predecessor periods due to the costs related to our recent restructuring. Additionally, losses on disposal of assets increased significantly as a $2.9 million write-down of CIP occurred in our downstream division related to uninstalled rolling mill equipment. The remainder of the difference is a result of an increase in consulting and other professional fees associated with activities related to the transition to operating as a stand-alone company, including costs incurred in our debt and equity registration process.

Operating income

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from
	January 1, 2006	August 16, 2006	January 1, 2007	May 18, 2007 to	Year ended
	to August 15,	to December 31,	to May 17,	December 31,	December 31,
(in millions)	2006	2006	2007	2007	2008

Operating income	$131.6	$74.2	$86.4	$60.7	$44.4
As a % of sales	16.1%	14.9%	16.4%	7.0%	3.5%
     The decrease in operating income in the year ended December 31, 2008 was attributable to the impact of the global economic contraction, the fourth quarter impairment write down and a one-time charge for termination benefits. Higher 2008 raw material and conversion costs, including $17.6 million in higher natural gas costs, had a $35.9 million unfavorable impact on 2008 operating income. An $18.1 million unfavorable impact from lower aluminum prices more than offset an $11.8 million favorable impact from product mix and volume. The remaining decrease was primarily due to higher selling, general and administrative expenses associated with operating for a full year as a stand-alone company, including higher consulting and other professional fees and costs incurred in the Company’s debt registration process.
Year ended pro forma December 31, 2007 compared to year ended December 31, 2008
     The following table sets forth certain consolidated pro forma financial information for the year ended December 31, 2007 as though the Apollo Transaction and the Special Dividend had occurred on January 1, 2007 (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for discussion of pro forma adjustments) and certain consolidated historical financial information for the year ended December 31, 2008:

	Pro Forma
	Predecessor and
	Successor	Successor
	Year ended	Year ended
(in millions)	December 31, 2007	December 31, 2008
	$	$

Sales	1,395.1	1,266.4
Operating costs and expenses
Cost of sales	1,205.3	1,122.7
Selling, general and administrative expenses and other	56.0	73.8
Goodwill impairment	—	25.5

	1,261.3	1,222.0

Operating income	133.8	44.4
Other expenses (income)
Interest expense, net
Third parties	109.0	89.2
Loss on derivative instruments and hedging activities	44.1	69.9
Equity in net income of investments in affiliates	(11.5)	(7.7)

Total other expenses	141.6	151.4

Loss before income taxes	(7.8)	(107.0)
Income tax expense (benefit)	1.7	(32.9)

Net loss for the period	(9.5)	(74.1)

Sales by segment
Upstream	698.9	660.7
Downstream	696.2	605.7

Total	1,395.1	1,266.4

Operating income
Upstream	124.8	78.4
Downstream	9.0	(34.0)

Total	133.8	44.4

Shipments (pounds in millions)
Upstream
External customers	523.4	509.5
Intersegment	31.2	80.4

Total	554.6	589.9
Downstream	371.6 (1)	346.1

(1)	Excludes shipments related to brokered metal sales.

     Sales for 2008 were $1,266.4 million, down 9.2% from sales of $1,395.1 million in 2007. In the upstream business, sales decreased 5.5% to $660.7 million in 2008 from $698.9 million in 2007. $24.0 million of the decrease in sales resulted from a decrease in external shipment volumes with the remaining decrease primarily attributable to a decrease in the average MWTP. In the downstream business, sales decreased 13.0% to $605.7 million in 2008 compared to $696.2 million in 2007, which included $51.4 million in brokered metal sales. There were no brokered metal sales in 2008. Volume drove a $44.2 million negative impact from lower volumes as a result of the continued decline in demand in business and construction markets offset a slight increase in average fabrication premiums associated with a change in product mix.
     Total upstream metal shipments for the twelve months of 2008 were 589.9 million pounds, up 35.3 million pounds from the 554.6 million pounds shipped during the twelve months of 2007. Of the total amount shipped in 2008, 509.5 million pounds were shipped to external customers, while the remaining 80.4 million pounds were intersegment shipments to the downstream business. External shipments were down 13.9 million pounds in 2008 compared to 2007 as a result of a decline in demand for value-added products, particularly due to a drop in demand from our housing and construction end markets. This decline was more than offset by a 49.2 million pound increase in shipments to the downstream operation and a 55.9 million increase in external sow shipments.
     Cost of sales on a pro forma basis, in 2007 was $1,205.3 million, compared to $1,122.7 million in 2008, a decrease of 6.9%. The decrease in cost of sales was primarily due to decreases in shipments to external customers. On a pro forma basis, cost of sales in our upstream business was $530.6 million in 2007, compared to $525.2 million in 2008, a decrease of 1%. The decrease was primarily due to a 3.3% decrease in shipments during 2008, partially offset by increases in natural gas costs. On a pro forma basis, cost of sales in our downstream business of $674.7 million in 2007 decreased 11.4% compared to $597.5 million in 2008. This is a result of the decrease of brokered metal sales as well as decreased shipment volumes as a result of a decline in sales of HVAC finstock.
     Selling, general and administrative expenses and other on a pro forma basis, increased $17.8 million from $56.0 million in 2007, on a pro forma basis, to $73.8 million in 2008. This relates to costs incurred as a result of our December 2008 restructuring program in the amount of $9.1 million as well as an increase of $7.9 million on losses related to disposal of assets. A significant portion of the disposal balance is due to a $2.9 million write-down of CIP related to uninstalled rolling mill equipment in our downstream division. The remainder of the difference is a result of an increase in consulting and other professional fees associated with activities related to the transition to operating as a stand-alone company, including costs incurred in our debt and equity registration process.
     Operating income decreased $89.4 million from $133.8 million in 2007, on a pro forma basis, to $44.4 million in 2008. The decrease was attributable to the impact of the global economic contraction, the fourth quarter impairment write- down and a one-time charge for termination benefits.
     Loss on derivative instruments and hedging activities in 2007 consisted of $44.1 million compared to $69.9 million in 2008, an increase of $25.8 million. This change was primarily the result of the change in the fair value of fixed price swaps entered into to hedge our exposure to aluminum price fluctuations and the change in the fair value of interest rate swaps entered into to hedge our exposure to fluctuations in LIBOR. In addition, the loss in 2008 increased as a result of the fair value of natural gas financial swaps entered into to hedge our exposure to natural gas price fluctuations.
     Income tax expense totaled $1.7 million in 2007 on a pro forma basis compared to an income tax benefit of $32.9 million in 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 21.8% for 2007, compared with an effective tax rate of 30.8% for 2008. The change in effective tax rates was primarily related to a permanent difference in cancellation of debt income related to the divestiture of a subsidiary, a permanent difference related to a goodwill impairment, state income tax expense, foreign equity earnings and the impact of the Sec. 199 manufacturing deduction.
     Net loss increased $64.6 million from a $9.5 million loss in 2007 on a pro forma basis to a $74.1 million loss in 2008. This increase is primarily the result of the effects of an $89.4 million decrease in operating income, a $25.8 million increase in losses from derivative instruments and hedging activities, as well as less equity from unconsolidated companies in the amount of $3.9 million. This amount was partially offset by a tax benefit of $32.9 million in 2008 compared to income tax expense in the amount of $1.7 million in 2007 on a pro forma basis, a difference of $34.6 million, and less interest expense in the amount of $19.8 million in 2008 compared to 2007 on a pro forma basis.

Pro forma year ended December 31, 2006 compared to pro forma year ended December 31, 2007
     The following table sets forth certain consolidated pro forma financial information for the years ended December 31, 2006 and 2007, as though the Apollo Transaction and the Special Dividends had occurred on January 1, 2006 and 2007 respectively.

	Pro Forma Pre-	Pro Forma
	predecessor and	Predecessor and
	Predecessor	Successor
	Year ended	Year ended
(in millions)	December 31, 2006	December 31, 2007
	$	$

Sales	1,312.7	1,395.1
Operating costs and expenses
Cost of sales	1,133.8	1,205.3
Selling, general and administrative expenses and other	39.5	56.0

	1,173.3	1,261.3

Operating income	139.4	133.8
Other expenses (income)
Interest expense, net
Third parties	112.7	109.0
Loss on derivative instruments and hedging activities	22.0	44.1
Equity in net income of investments in affiliates	(9.2)	(11.5)

Total other expenses	125.5	141.6

Income (loss) before income taxes	13.9	(7.8)
Income tax expense	0.8	1.7

Net income (loss) for the period	13.1	(9.5)

Sales by segment
Upstream	643.9	698.9
Downstream	668.8	696.2

Total	1,312.7	1,395.1

Operating income
Upstream	141.3	124.8
Downstream	(1.9)	9.0

Total	139.4	133.8

Shipments (pounds in millions)
Upstream
External customers	496.5	523.4
Intersegment	58.5	31.2

Total	555.0	554.6
Downstream	409.3	371.6 (1)

(1)	Excludes shipments related to brokered metal sales.
     Sales in 2007 were $1,395.1 million, compared to $1,312.7 million in 2006, an increase of 6.3%. Sales to external customers in our upstream business grew from $643.9 million in 2006 to $698.9 million in 2007, an increase of 8.5%, primarily due to an increase in the average realized MWTP from $1.20 cents per pound in 2006 compared to $1.23 cents per pound in 2007, and a 5.4% increase in shipments during the period. Sales in our downstream business increased from $668.8 million in 2006 to $696.2 million in 2007. This increase relates to stronger aluminum prices and $51.4 million of sales of excess quantities of metal (“brokered metal sales”) in which our downstream business sold excess supplies of purchased primary aluminum raw material inventory. The increase was offset by a decline in sales of HVAC finstock, which was affected by the recent downturn in the housing market and a corresponding weakening in demand for aluminum in building products in 2007.
     Cost of sales on a pro forma basis, in 2007 was $1,205.3 million, compared to $1,133.8 million in 2006, an increase of 6.3%. The cost of sales was primarily impacted by the $51.5 million of costs associated with brokered metal sales as well as increases in shipments to external customers. On a pro forma basis, cost of sales in our upstream business was $530.6 million in 2007, compared to $473.8 million in 2006, an increase of 12.0%. The increase was primarily due to a 5.4% increase in shipments during the period as well as increases in power and insurance costs. On a pro forma basis, cost of sales in our downstream business of $674.7 million in 2007 increased 2.2% compared to $660.0 million in 2006. This is a result of the brokered metal sales and an increase in aluminum prices, offset in part by decreased shipment volumes, as a result of a decline in sales of HVAC finstock.

     Selling, general and administrative expenses and other on a pro forma basis, increased $16.5 million from $39.5 million in 2006 to $56.0 million in 2007. The increase relates primarily to stock compensation expense (including $4.1 million expense related to repricing of stock options), additional consulting, registration and sponsor fees and a $2.4 million bonus paid by Xstrata to our current management upon the closing of the Apollo Acquisition.
     Operating income on a pro forma basis decreased $5.6 million from $139.4 million in 2006 to $133.8 million in 2007. This decrease was caused partially by a slight decrease in overall third-party shipment volumes and increases in the average realized MWTP primary aluminum price, but was driven primarily by the $16.5 million increase in selling, general and administrative expenses as discussed above.
     Loss on derivative instruments and hedging activities in 2007 consisted of a $44.1 million loss compared to a $22.0 million loss in 2006, an increase of $22.1 million. The increase in loss in 2007 was primarily the result of the change in the fair value of fixed price swaps entered into to hedge our exposure to aluminum price fluctuations and the change in the fair value of interest rate swaps entered into to hedge our exposure to fluctuations in LIBOR. The loss in 2006 resulted from the fair value of natural gas financial swaps entered into to hedge our exposure to natural gas price fluctuations.
     Income tax expense on a pro forma basis totaled $0.8 million in 2006 compared to $1.7 million in 2007. The provision for income taxes resulted in an effective tax (benefit) rate for continuing operations of 21.8% for 2007, compared with an effective tax rate of 5.8% for 2006. The change in effective tax rates was primarily related to a permanent difference in cancellation of debt income related to the divestiture of a subsidiary, state income tax expense, foreign equity earnings and the impact of the Sec. 199 manufacturing deduction.
     Net income on a pro forma basis decreased $22.6 million from $13.1 million in 2006 to a $9.5 million loss in 2007. This decrease is primarily the result of the combined effects of a $5.6 million decrease in operating income (impacted primarily by increased selling, general and administrative expenses) and a $22.1 million unfavorable impact from derivative instruments and hedging activities.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operations, our cash on hand, and our funds available under our revolving credit facility. Our primary continuing liquidity needs will be to finance our working capital, capital expenditures, including costs to restore our New Madrid smelter to full production capacity (See Item 1. “Business” for a discussion of the New Madrid power outage), and debt service needs including the repurchase of debt as conditions warrant. We have incurred substantial indebtedness in connection with the Apollo Transactions and the Special Dividend. As of December 31, 2008, our total indebtedness was $1,346.6 million and our annualized cash interest expense based on our indebtedness and current interest rates as of December 31, 2008 was approximately $74.2 million.
     Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our existing senior secured credit facilities, will be adequate to meet our short-term liquidity needs, including restoring our New Madrid smelter to full capacity. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our existing senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.
Cash Flows
Successor Period
     Following the Apollo Transactions, our primary sources of liquidity are the cash flows from operations and funds available under our existing senior secured revolving credit facility. Our primary continuing liquidity needs are to finance our working capital, capital expenditures, debt obligations, and restoring our New Madrid smelter to full capacity. We have incurred substantial indebtedness in connection with the Transactions and incurred additional indebtedness in connection with the payment of a special dividend to our stockholders. Our significant debt service obligations could have material consequences to investors.

     The following table sets forth certain historical consolidated cash flow information for 2007 and 2008:

	Predecessor	Successor
	Period from	Period from	Year
	January 1, 2007 to	May 18, 2007 to	ended
(in millions)	May 17, 2007	December 31, 2007	December 31, 2008
	$	$	$

Cash provided by operating activities	41.2	160.8	65.5
Cash provided by (used in) investing activities	5.1	(1,197.7)	(51.1)
Cash (used in) provided by financing activities	(83.7)	1,112.5	94.7

Net change in cash and cash equivalents	(37.4)	75.6	109.1

Operating Activities
     Operating activities used $46.2 million of cash flow in the fourth quarter, including $35.1 million for interest payments, $18.3 million for tax payments and $26.3 million in advance payment of January obligations for raw materials. Net cash provided by operating activities totaled $65.5 million in the year ended December 31, 2008, compared to $41.2 million for the period from January 1, 2007 to May 17, 2007 and $160.8 million for the period from May 18, 2007 to December 31, 2007. Operating cash flows for 2008 were negatively impact by lower aluminum prices and higher raw material costs which offset the impact of slightly higher volumes.
     In light of business conditions present beginning in late September 2008, along with our current and future cash needs, management has notified the trustee for the HoldCo and Acquisition Co bondholders of its election to pay the May 15, 2009 interest payment entirely by increasing the principal amount of those notes.
Investing Activities
     Capital expenditures were $51.7 million during the Successor period ended December 31, 2008, compared to $5.8 million in the Predecessor period from January 1, 2007 to May 17, 2007 and $36.2 million in the Successor period from May 18, 2007 to December 31, 2007. The higher level of capital expenditures in 2008 is primarily attributable to capital expenditure projects aimed at increasing productivity, including $16.2 million invested in the $48.0 million smelter expansion project in our upstream business.
     During the Predecessor period from January 1, 2007 to May 17, 2007, investing cash flows were affected by a $10.9 million advance from the Predecessor parent. The Successor period from May 18, 2007 to December 31, 2007 was affected by the $1.2 billion purchase price paid by the Successor for the acquisition of Noranda Aluminum, Inc.
Financing Activities
     During the Predecessor period from January 1, 2007 to May 17, 2007, financing cash flows were affected by the contribution of cash from the Predecessor parent, the settlement of intercompany accounts, and the distributions of amounts to the Predecessor parent in preparation for the Apollo Acquisition.
     During the Successor period from May 18, 2007 to December 31, 2007, financing cash flows were affected by the proceeds from issuance of the notes and the term B loan as funding for the Apollo Acquisition. We made a $75.0 million voluntary pre-payment of the term B loan in June 2007, as described in Note 12. “Long-Term Debt” to the financial statements included elsewhere in this report. During the year ended December 31, 2008, we made a $30.3 million principal payment as called for by our senior secured credit facilities’ cash flow sweep provisions. As discussed in Note 12. “Long-Term Debt” to the financial statements included elsewhere in this report, similar cash flow sweep payments may be required annually. Our Board of Directors declared and we paid a $102.2 million dividend ($4.70 per share) in June 2008.
     In late September 2008, in light of concerns about instability in the financial markets and general business conditions, in order to preserve its liquidity, we borrowed $225 million under the revolving portion of our senior secured credit facilities and invested the proceeds in highly liquid cash equivalents, including U.S. Government treasury bills and money market funds holding only U.S. Government treasury securities, with the remainder held in our bank accounts. Our operating activities used $46.2 million of cash during the fourth quarter, including $35.1 million for interest payments, $18.3 million for tax payments, and $26.3 million in advance payment of January 2009 obligations for raw materials and power, partially offset by favorable working capital.
     On January 29, 2009, Standard & Poor’s downgraded its ratings of both Noranda HoldCo and Noranda AcquisitionCo. Both remain on CreditWatch with negative implications. On January 29, 2009, Moody’s placed Noranda HoldCo and Noranda AcquisitionCo under review for possible downgrade.

     The following table sets forth certain historical consolidated cash flow information for 2006 and 2007:

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to
(in millions)	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007
	$	$	$	$

Cash provided by operating activities	81.9	107.8	41.2	160.8
Cash (used in) provided by investing activities	(20.5)	(31.8)	5.1	(1,197.7)
Cash (used in) provided by financing activities	(37.7)	(60.5)	(83.7)	1,112.5

Net change in cash and cash equivalents	23.7	15.5	(37.4)	75.6

     Cash provided by operating activities totaled $41.2 million in the period from January 1, 2007 to May 17, 2007 and $160.8 million in the period from May 18, 2007 to December 31, 2007, compared to $81.9 million in the period from January 1, 2006 to August 15, 2006 and $107.8 million in the period from August 16, 2006 to December 31, 2006. The increase in cash flows from operating activities in 2007 compared with 2006 was mainly due to an increase in the price of primary aluminum and reductions in working capital.
     Cash (used in) provided by investing activities totaled inflows of $5.1 million in the period from January 1, 2007 to May 17, 2007 and outflows of $1,197.7 million in the period from May 18, 2007 to December 31, 2007, compared to outflows of $20.5 million in the period from January 1, 2006 to August 15, 2006 and $31.8 million in the period from August 16, 2006 to December 31, 2006. The increase in cash flows used in investing activities in 2007 was mainly due to cash used in the Apollo Acquisition of $1,161.5 million, which consisted of the purchase consideration including acquisition costs.
     Cash (used in) provided by financing activities totaled outflows of $83.7 million in the period from January 1, 2007 to May 17, 2007 and inflows of $1,112.5 million in the period from May 18, 2007 to December 31, 2007, compared to outflows of $37.7 million in the period from January 1, 2006 to August 15, 2006 and $60.5 million in the period from August 16, 2006 to December 31, 2006. The increase in cash flows provided in financing activities in 2007 compared to 2006 was mainly due to the proceeds from the debt issued on May 18, 2007 by Noranda AcquisitionCo in connection with the Apollo Transactions and the HoldCo Notes issued by Noranda HoldCo on June 7, 2007 totaling $1,227.8 million, the equity contribution by Apollo in connection with the Apollo Transactions of $214.2 million, the equity contribution by our management of $1.9 million and the capital contributions from our former parent company of $101.3 million, which was offset by the payment of a Special Dividend in June 2007 of $216.1 million, the deferred financing costs of $39.0 million incurred as part of the Apollo Transactions and the HoldCo Notes issue, the voluntary repayment of $75.0 million of term B loan on June 28, 2007 and the repayment of long-term debt with Noranda Islandi EHF, a company under common control of Xstrata, of $160.0 million.

Description of Certain Indebtedness
     We summarize below the principal terms of the agreements that govern the senior secured credit facilities and our notes. This summary is not a complete description of all of the terms of the relevant agreements. Copies of the credit agreement governing the senior secured credit facilities and the indentures governing the notes have been filed with the SEC.
Senior Secured Credit Facilities
     Noranda AcquisitionCo is the borrower under the senior secured credit facilities. The senior secured credit facilities have been provided by a syndicate of banks and other financial institutions. The senior secured credit facilities provide financing of up to $750.0 million, consisting of:
•	a $500.0 million term B loan with a maturity of seven years, all of which was drawn in connection with the Apollo Transactions, $106.6 million of which was repaid as of December 31, 2008; and

•	a $250.0 million revolving credit facility with a maturity of six years, which includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swingline loans. $225.0 million was drawn on the revolving credit facility and there were $7.0 million in outstanding letters of credit as of December 31, 2008.
     In addition, the senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount up to $200.0 million. Incurrence of such incremental indebtedness under the senior secured facilities is subject to, among other things, pro forma compliance with a senior secured leverage ratio of 3.0 to 1.0. As of December 31, 2008, Noranda AcquisitionCo has no commitments from any lender to provide such incremental loans.
     Interest Rate and Fees. The interest rates per annum applicable to loans under the senior secured credit facilities are, at Noranda AcquisitionCo’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period if available from all relevant lenders, in each case plus an applicable margin that varies with the senior secured leverage ratio of Noranda AcquisitionCo. The alternate base rate means the greater of (i) the rate as quoted from time to time in The Wall Street Journal, Money Rates Section as the prime rate and (ii) one-half of 1.0% over the weighted-average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the applicable loan and the maximum reserve percentages established by the Board of Governors of the U.S. Federal Reserve to which the lenders are subject. In addition to paying interest on outstanding principal under the senior secured credit facilities, Noranda AcquisitionCo is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum (subject to reduction upon attainment of certain leverage ratios). Noranda AcquisitionCo also is required to pay customary letter of credit and agency fees.
     Prepayments. The senior secured credit facilities require Noranda AcquisitionCo to prepay outstanding term loans, subject to certain exceptions, with:
•	beginning with the first full fiscal quarter ended after the closing, 50% (which percentage may be reduced to certain levels upon the achievement of either a specified total net senior secured leverage ratio or the repayment of a specified proportion of the term loans) of excess cash flow (as defined in the credit agreement) less the amount of certain voluntary prepayments as described in the credit agreement, payable after the end of the applicable fiscal year;

•	so long as the total net senior secured leverage ratio is above a certain threshold and a specified proportion of the term loan remains outstanding, 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if Noranda AcquisitionCo does not reinvest or commit to reinvest those proceeds in assets to be used in its business or to make certain other permitted investments within 15 months and 100% of the net cash proceeds from the early termination of hedging arrangements in effect as of April 10, 2007; and

•	100% of cash proceeds from the issuance of debt, subject to certain exceptions. Noranda AcquisitionCo may voluntarily repay outstanding loans under the senior secured credit facilities at any time without premium or penalty, other than customary “breakage” costs with respect to loans with LIBOR-based interest rates.
     Amortization. The term B loan will amortize each year in an amount equal to 1% per annum in equal quarterly installments of $1.25 million (with the first repayment scheduled beginning on September 30, 2007) for the first six years and nine months, with the remaining amount payable on the date that is seven years from the date of the closing of the senior secured credit facilities. Any voluntary prepayments made on the term B loan, such as the $75.0 million voluntary repayment in June 2007, may be applied against otherwise scheduled amortization obligations. Principal amounts outstanding under the revolving credit facility will be due and payable in full at maturity, six years from the date of the closing of the senior secured credit facilities.

     Guarantee and Security. All obligations under the senior secured credit facilities are unconditionally guaranteed by Noranda HoldCo and each of the future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo, in each case subject to certain exceptions. All obligations under the senior secured credit facilities and the guarantees of those obligations (as well as any interest-hedging or other swap agreements with the lenders and/or their affiliates under the senior secured credit facilities) are secured by the following (subject to certain exceptions):
•	a first priority pledge of all of the equity interests of Noranda AcquisitionCo by Noranda HoldCo and a pledge of 100% of the equity interests of each of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo; and

•	a first priority security interest in substantially all of the assets of Noranda AcquisitionCo as well as those of each of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo.
     Certain Covenants and Events of Default. The senior secured credit facilities contain customary covenants that, among other things, restrict, subject to certain exceptions, the ability of Noranda AcquisitionCo and its restricted subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, make dividends and other restricted payments and prepay subordinated indebtedness. The senior secured credit facilities also contain certain customary affirmative covenants and events of default. With respect to waiver or amendment of certain covenants, the lenders under the senior secured credit facilities will vote as a group with Merrill Lynch International, the counterparty to certain hedging arrangements with Noranda AcquisitionCo and its subsidiaries. Merrill Lynch International and the agent for the senior secured lenders have entered into an intercreditor agreement. The hedging arrangements with Merrill Lynch International are subject to an independent set of covenants that, among other things, restrict, subject to certain exceptions, the ability of Noranda AcquisitionCo and its restricted subsidiaries, to incur indebtedness and enter into additional hedging arrangements.
The Notes
     AcquisitionCo Notes. Noranda AcquisitionCo is the issuer of $510 million principal amount of senior floating rate notes. The AcquisitionCo notes mature on May 15, 2015 and bear interest at a floating rate equal to LIBOR (reset semiannually) plus 4.00% or, in the event interest is not paid in cash as set forth below, 4.75%. The interest payments on the AcquisitionCo notes from November 15, 2007 to November 15, 2008 were paid in cash, and AcquisitionCo has elected to pay the May 15, 2009 interest payment entirely by increasing the principal amount of AcquisitionCo notes. For any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo notes or by issuing new notes or (iii) 50% in cash and 50% by increasing the principal amount of notes or issuing new notes. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. Some or all of the AcquisitionCo notes may be redeemed at the election of Noranda AcquistionCo at any time and from time to time after May 15, 2008, subject to certain notice requirements, at a premium to par that declines over time to zero by May 15, 2010. The AcquisitionCo notes are unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. In addition, on September 7, 2007, Noranda HoldCo fully and unconditionally guaranteed the Noranda AcquisitionCo Notes on a joint and several basis with the guarantors. The guarantee by Noranda HoldCo is not required by the indenture governing the AcquisitionCo notes and may be released by Noranda HoldCo at any time. The indenture governing the AcquisitionCo notes contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of Noranda AcquisitionCo and its restricted subsidiaries to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, make dividends and other restricted payments and prepay subordinated indebtedness. The indenture also contains certain customary affirmative covenants and events of default.
     HoldCo Notes. Noranda HoldCo is the issuer of $220 million principal amount of senior floating rate notes. The HoldCo notes mature on November 15, 2014 and bear interest at a floating rate equal to LIBOR (reset semi-annually) plus 5.75% or, in the event interest is not paid in cash as set forth below, 6.50%. The interest payments on the HoldCo notes from November 15, 2007 to November 15, 2008 were paid in cash, and HoldCo has elected to pay the May 15, 2009 interest payment entirely by increasing the principal amount of HoldCo notes. For any subsequent period through May 15, 2012, Noranda HoldCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo notes or by issuing new notes or (iii) 50% in cash and 50% by increasing the principal amount of existing notes or issuing new notes. For any subsequent period after May 15, 2012, Noranda HoldCo must pay all interest in cash. Some or all of the HoldCo notes may be redeemed at the election of Noranda HoldCo at any time and from time to time after May 15, 2008, subject to certain notice requirements, at a premium to par that declines over time to zero by May 15, 2010. The HoldCo Notes are not guaranteed. The indenture governing the HoldCo notes contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of Noranda HoldCo and its restricted subsidiaries to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, make dividends and other restricted payments and prepay subordinated indebtedness. The indenture also contains certain customary affirmative covenants and events of default.
     Note Repurchases. From time to time, depending upon market, pricing and other conditions, as well as on our cash balances and liquidity, we or our affiliates, including Apollo, our controlling stockholder, may seek to acquire HoldCo Notes and/or AcquisitionCo Notes through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemption or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. There can be no assurance as to which, if any, of these alternatives or combinations thereof we or our affiliates may choose to pursue in the future.
     Since December 31, 2008, we have acquired $131.8 million aggregate principal amount of our HoldCo notes for an aggregate purchase price of $33.0 million.
Covenant Compliance
     Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing our notes restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales) if we are unable to meet defined Adjusted EBITDA to fixed charges and net senior secured debt to Adjusted EBITDA ratios. Further, the interest rates we pay under our senior secured credit facilities are determined in part by our net senior secured debt to Adjusted EBITDA ratio. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the covenants in our debt agreements, which amounts accumulate with reference to our Adjusted EBITDA on a quarterly basis. With respect to the ratios with which we must comply, Adjusted EBITDA is computed on a trailing four quarter basis and the minimum or maximum amounts generally required by those covenants and our performance against those minimum or maximum levels are summarized below:

Actual
	Requirement	December 31, 2007	December 31, 2008
HoldCo:
Senior Floating Rate Notes ratio of Adjusted EBITDA to fixed charges(1)(2)	Minimum 1.75 to 1	2.8 to 1	2.5 to 1
AcquisitionCo:
Senior Floating Rate Notes ratio of Adjusted EBITDA to fixed charges(1)(2)	Minimum 2.0 to 1	3.7 to 1	3.2 to 1
Senior Secured Credit Facilities ratio of net debt to Adjusted EBITDA(3)(4)(5)	Maximum 2.75 to 1	1.1 to 1	1.9 to 1

(1)	Fixed charges are computed as though the related debt was outstanding since the beginning of each twelve-month calculation period, with any payments to be given effect as though made at the beginning of the period.

(2)	Covenants for the Holdco notes and AcquisitionCo notes are generally based on a minimum ratio of Adjusted EBITDA to fixed charges; however, certain provisions also require compliance with the net senior secured debt to Adjusted EBITDA ratio.

(3)	Covenants for our senior secured credit facilities are generally based on a maximum ratio of net senior secured debt to Adjusted EBITDA; however, certain provisions also require compliance with a net senior debt to Adjusted EBITDA ratio.

(4)	The senior secured credit facilities net debt to Adjusted EBITDA covenant is calculated based on net debt outstanding under that facility. As of December 31, 2007, we had senior secured debt of $423.7 million offset by unrestricted cash and permitted investments of $75.6 million, for net debt of $348.1 million. As of December 31, 2008, we had senior secured debt of $618.5 million offset by unrestricted cash and permitted investments of $184.7 million, for net debt of $433.8 million.

(5)	Maximum ratio changes to 3.0 to 1.0 at January 1, 2009.
     Although we do not expect to violate any of the provisions in the agreements governing our outstanding indebtedness, these covenants can result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. See Item 1A. “Risk Factors—Risks Related to Our Indebtedness—We have substantial indebtedness, which could adversely affect our ability to meet our obligations under the notes and may otherwise restrict our activities.”
     In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness.
     Fixed charges, in accordance with our debt agreements, are the sum of consolidated interest expense and all cash dividend payments with respect to preferred and certain other types of our capital stock. For the purpose of calculating these ratios, pro forma effect is given to any repayment and issuance of debt, as if such transaction occurred at the beginning of the trailing twelve-month period.
     Adjusted EBITDA, as presented herein and in accordance with our debt agreements, is net income before income taxes, net interest expense and depreciation and amortization adjusted to eliminate management fees to related parties, certain charges related to the use of purchase accounting and other non-cash income or expenses, which are defined in our credit agreement and the indentures governing our notes.

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

     The following tables reconcile net income (loss) to Adjusted EBITDA for the periods presented. All of the following adjustments are in accordance with the credit agreement governing our term B loan and the indentures governing our notes.

	Twelve months ended	Twelve months ended	Twelve months ended
(in millions)	December 31, 2006	December 31, 2007	December 31, 2008
	$	$	$
Net income (loss)	113.9	22.5	(74.1)
Income taxes expense (benefit)	62.3	18.7	(32.9)
Interest expense, net	19.1	73.4	89.2
Depreciation and amortization	57.3	99.4	98.2
Joint venture EBITDA adjustments(a)	13.2	15.3	13.2
LIFO expense(b)	5.7	(5.6)	(11.9)
LCM adjustments(c)	—	14.3	37.0
Non-cash derivative gains and losses(d)	7.5	54.0	47.0
Non-recurring natural gas losses(e)	14.6	—	—
Incremental stand-alone costs(f)	(4.5)	(2.7)	—
Employee compensation items(g)	2.6	10.4	5.4
Goodwill impairment	—	—	25.5
Other items, net(h)	4.6	9.6	38.3

Adjusted EBITDA	296.3	309.3	234.9

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

	Twelve months ended	Twelve months ended	Twelve months ended
(in millions)	December 31, 2006	December 31, 2007	December 31, 2008
	$	$	$
Cash flow from operating activities	189.7	202.0	65.5
Gain on disposal of property, plant and equipment	(0.6)	(0.5)	(5.3)
Gain on derivative instruments and hedging activities	(22.1)	(44.0)	(47.0)
Equity in net income of investments in affiliates	11.5	11.7	7.7
Stock option expense	(2.6)	(3.8)	(2.4)
Changes in deferred charges and other assets	11.8	8.4	(7.5)
Changes in pension and other long-term liabilities	(9.1)	0.6	(0.2)
Changes in operating asset and liabilities, net	34.1	(61.9)	(28.3)
Income taxes	22.1	35.5	40.5
Interest expense, net	17.8	66.0	82.9
Joint venture EBITDA adjustments(a)	13.2	15.3	13.2
LIFO expense(b)	5.7	(5.6)	(11.9)
LCM adjustment(c)	—	14.3	37.0
Non-cash derivative gains and losses(d)	7.5	54.0	47.0
Non-recurring natural gas losses(e)	14.6	—	—
Incremental stand-alone costs(f)	(4.5)	(2.7)	—
Employee compensation items(g)	2.6	10.4	5.4
Other items, net(h)	4.6	9.6	38.3

Adjusted EBITDA	296.3	309.3	234.9

(a)	Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. Our reported Adjusted EBITDA includes 50% of the net income of Gramercy and St. Ann, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates the following components of equity income to reflect 50% of the EBITDA of the joint ventures, for the following aggregated periods:
	Twelve months	Twelve months	Twelve months
	ended	ended	ended
(in millions)	December 31, 2006	December 31, 2007	December 31, 2008
	$	$	$
Depreciation and amortization	8.6	12.4	16.0
Net tax expense	3.6	3.2	(2.7)
Interest income	(0.3)	(0.3)	(0.1)
Non-cash purchase accounting adjustments	1.3	—	—

Total joint venture EBITDA adjustments	13.2	15.3	13.2

(b)	We use the LIFO method of inventory accounting for financial reporting and tax purposes. To achieve better matching of revenues and expenses, particularly in the downstream business where customer LME pricing terms generally correspond to the timing of primary aluminum purchases, this adjustment restates net income to the FIFO method of inventory accounting by eliminating the LIFO expenses related to inventory held at the smelter and downstream facilities. The adjustment also includes non-cash charges relating to inventories that have been revalued at fair value at the date of the Xstrata Acquisition and Apollo Acquisition and recorded in cost of sales during the periods presented resulting from the sales of inventories.

(c)	Reflects adjustments to reduce inventory to the lower of cost, adjusted for purchase accounting, to market value.

(d)	We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. We do not enter into derivative financial instruments for trading purposes. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of our swaps. These amounts are net of the following cash settlements:

Twelve
months ended
December 31, 2008
Aluminum swaps—fixed price	(5.3)
Aluminum swaps—variable price	(8.0)
Natural gas swaps	(3.7)
Interest rate swaps	(6.0)

Total	(23.0)

(e)	During 2006, as mandated by Falconbridge Limited, our parent entity, we entered into natural gas swaps for the period between April and December 2006 in response to rising natural gas costs at the end of 2005. Natural gas prices, however, decreased in 2006, and as a result, we generated losses on the natural gas swaps. Our credit agreements provide for the exclusion of losses incurred from those natural gas swaps.

(f)	Reflects (i) the incremental insurance, audit and other administrative costs on a stand-alone basis, net of certain corporate overheads allocated by the former parent that we no longer expect to incur on a go-forward basis and (ii) the elimination of income from administrative and treasury services provided to Noranda Aluminum, Inc.’s former parent and its affiliates that are no longer provided.

(g)	Represents stock compensation expense, repricing of stock options and bonus payments.

(h)	Other items, net, consist of the following:

	Twelve	Twelve	Twelve
	months ended	months ended	months ended
(in millions)	December 31, 2006	December 31, 2007	December 31, 2008
	$	$	$
Sponsor fees	—	2.0	2.0
Pension expense — non cash	1.6	0.2	3.8
Accretion expense	(1.1)	(0.2)	(0.8)
Loss on disposal of assets	0.9	0.7	8.6
Interest rate swap	—	—	6.0
Restructuring	—	—	7.4
Consulting fees	0.8	4.9	8.6
Other	2.4	2.0	2.7

Total	4.6	9.6	38.3

Contractual Obligations and Contingencies
     The following table reflects certain of our contractual obligations as of December 31, 2008.

							2014 and
(in millions)	Total	2009	2010	2011	2012	2013	beyond
	$	$	$	$	$	$	$
Long-term debt(1)	1,372.9	32.3	—	—	—	225.0	1,115.6
Interest on long-term debt(2)	478.8	76.4	74.6	74.6	74.6	71.1	107.5
Operating lease commitments(3)	9.7	2.5	2.2	2.0	1.5	0.7	0.8
Purchase obligations(4)	19.2	14.7	0.4	0.4	0.4	0.4	2.9
Other contractual obligations(5)	204.5	19.8	16.3	17.4	18.7	20.0	112.3

Total	2,085.1	145.7	93.5	94.4	95.2	317.2	1,339.1

(1)	We may be subject to required annual paydowns on our term B loan, depending on our annual performance; however, payments in future years related to the term loan cannot be reasonably estimated and are not reflected.

(2)	Interest on long-term debt was calculated based on the weighted-average effective LIBOR rate of 2.13% at December 31, 2008. The fronting fee and the undrawn capacity fee of the revolving credit facility are not included here. In addition, interest rate swap obligations are not included and interest is assumed to be paid entirely in cash, with the exception of the May 15, 2009 interest payment, for which we have elected to pay in kind.

(3)	We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities.

(4)	Purchase obligations include minimum purchase requirements under New Madrid’s power contract over the 15-year life of the contract. Additionally, take-or-pay obligations related to the purchase of metal units through 2008 for Norandal, USA, Inc. are included, for which we calculated related expected future cash flows based on the LME forward market at December 31, 2008, increased for an estimated Midwest Premium.

(5)	We have other contractual obligations that are reflected in the consolidated financial statements, including pension obligations, asset retirement obligations and environmental matters, and service agreements. See Note 15. “Income Taxes” of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2008, the noncurrent portion of our income tax liability, including accrued interest and penalties, related to unrecognized tax benefits, was approximately $11.0 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined.
Known Trends and Uncertainties
Recent Accounting Pronouncements
     On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). According to transition rules of the new standard, we will apply it prospectively to any business combinations with an acquisition date on or after January 1, 2009, except that certain changes in FASB Statement 109 may apply to acquisitions which were completed prior to January 1, 2009. For 2008, $11,935 of valuation allowances, if recognized, would have resulted in an adjustment to goodwill. However, for years beginning after December 31, 2008, SFAS No. 141R will require subsequent changes to valuation allowances recorded in purchase accounting to be recorded as income tax expense (regardless of when the acquisition occurred).
     On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. According to transition rules of the new standard, we will apply it for our fiscal year beginning January 1, 2009. We are currently evaluating the effect of SFAS No. 160 on our consolidated financial statements.
     The Company adopted portions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. Issued in February 2008, FSP 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities which are recognized or disclosed on a non-recurring basis to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities which are recognized or disclosed at fair value on a non recurring basis on its consolidated financial position, results of operations and cash flows. See Note 15 for further discussion.
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and about hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 does not change accounting for derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
     On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“SP No. FAS 132(R)-1”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 does not change the accounting for defined benefit pensions or other postretirement plans; however, expands on the disclosure of investment strategy, plan asset categories, valuation techniques, and concentrations of risk within the plan assets. FSP No. FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of FAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and is effective for fiscal years ending after December 15, 2009.
Government Regulation and Environmental Matters
     Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing emissions to air, discharges to water emissions, the generation, storage, transportation, treatment or disposal of hazardous materials or wastes and employee health and safety matters. We have spent, and expect to spend, significant amounts for compliance with those laws and regulations.

     The 1990 amendments to the U.S. Clean Air Act impose stringent standards on the aluminum industry’s air emissions. These amendments affect our operations, as technology-based standards relating to reduction facilities and carbon plants have been instituted. Although we cannot predict with certainty how much we will be required to spend to comply with these standards, our general capital expenditure plan includes certain projects designed to improve our compliance with both known and anticipated air emissions requirements. In addition, under certain environmental laws which may impose liability regardless of fault, we may be liable for the costs of remediation of contamination at our currently and formerly owned or operated properties or adjacent areas where such contamination may have migrated, third-party sites at which wastes generated by our operations have been disposed of or for the amelioration of damage to natural resources, subject to our right to recover certain of such costs from other potentially responsible parties or from indemnitors or insurers. We may also be liable for personal injury claims or workers’ compensation claims relating to exposure to hazardous substances. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws or regulations. Such future requirements may result in liabilities which may have a material adverse effect on our financial condition, results of operations or liquidity.
     We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental compliance. We have planned capital expenditures related to environmental matters at all of our facilities of approximately $0.4 million in 2009. In addition, we expect to incur operating expenses relating to environmental matters of approximately $15.2 million in 2009. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.
     We accrue for costs associated with environmental investigations and remedial efforts when it becomes probable that we are liable and the associated costs can be reasonably estimated. Our aggregate environmental related accrued liabilities were $8.8 million at December 31, 2007 and 2008, which consisted entirely of asset retirement and site restoration obligations. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, we expense the costs when incurred.
     The Gramercy joint venture, on a full venture basis, has an accrued liability at December 31, 2008 of $4.2 million in connection with the remediation of historic contamination at the Gramercy, Louisiana facility. This amount is partially offset by a $1.6 million balance that remains in an environmental escrow established by Kaiser Aluminum & Chemical Company at the time it sold us the facility. Gramercy has also funded, in a restricted cash account, $6.2 million for the closure and post-closure care of the “red mud lakes” at the Gramercy facility, where Gramercy disposes of non-hazardous red mud wastes from its refining process.
Effect of inflation
     While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by increased selling prices and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future.
Insurance
     The primary risks in our operations are bodily injury, first party property damage and vehicle liability. New programs have been implemented since the completion of the Apollo Acquisition, similar to those formerly provided by Xstrata, covering general/products and umbrella/excess liability, auto liability, workers compensation, property insurance (including business interruption, extra expense and contingent business interruption/extra expense) and other coverage customary for a company such as Noranda at levels which we consider sufficient to protect us against catastrophic loss due to claims associated with bodily injury and/or property damage. All policies will be underwritten with insurers that are rated A- or better by A.M. Best Company.
Off balance sheet arrangements
     We do not have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In addition to the risks inherent in our operations, we are exposed to financial, market and economic risks. The following discussion provides information regarding our exposure to the risks of changing commodity prices and interest rates. Our interest rate, aluminum and natural gas swaps are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures.
Commodity Price Risks
Aluminum
     We have implemented a hedging strategy we believe will reduce commodity price risk and protect operating cash flows in our upstream business. Specifically, we have entered into fixed price aluminum sales swaps with respect to a portion of our expected future upstream shipments. Under these swaps, if the fixed price of primary aluminum established per the swap for any monthly calculation period exceeds the average market price of primary aluminum (as determined by reference to prices quoted on the LME) during such monthly calculation period, our counterparty in this hedging arrangement will pay to us an amount equal to the difference multiplied by the quantities as to which the swap agreement applies during such period. If the average market price during any monthly calculation period exceeds the fixed price of primary aluminum specified for such period, we will pay an amount equal to the difference multiplied by the contracted quantity to our counterparty. The net asset relating to these fixed price aluminum swaps had a fair value totaling $401.9 million as of December 31, 2008.
     Effective January 1, 2008, we designated these swaps for hedge accounting treatment under SFAS No. 133, and therefore, gains or losses resulting from the change in the fair value of these swaps are recorded as a component of accumulated comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” for further discussion of our accounting for these hedges, including the impact of de-designation of certain 2009 hedges.
     As of December 31, 2008, we had hedged approximately 1.2 billion pound of aluminum shipments through fixed price aluminum sales swaps. The following table summarizes our fixed price aluminum hedges per year:

	Average sold hedged
	price per pound	Pounds hedged annually
Year	$	(In thousands)

2009	1.09	289,070
2010	1.06	290,536
2011	1.20	290,955
2012	1.27	291,825
     Subsequent to December 31, 2008, we entered into purchase swaps with respect to a portion of our hedged sales volumes, where, if the fixed price of primary aluminum established per the swap for any monthly calculation period is below the average market price of primary aluminum (as determined by reference to prices quoted on the LME) during such monthly calculation period, our counterparty in this hedging arrangement will pay to us an amount equal to the difference multiplied by the quantities as to which the swap agreement applies during such period. If the average market price during any monthly calculation period is below the fixed price of primary aluminum specified for such period, we will pay an amount equal to the difference multiplied by the contracted quantity to our counterparty.
Natural Gas
     We purchase natural gas to meet our production requirements. These purchases expose Noranda to fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. Our natural gas financial swaps were not designated as hedging instruments under SFAS No. 133 in 2008. Accordingly, any gains or losses resulting from changes in the fair value of the financial swaps are recorded in other expense (income) in the consolidated statement of operations. At December 31, 2008, we entered into fixed-price swap contracts for the following volumes of natural gas purchases:

	Average Price Per	Notional amount
Year	million BTU $	million BTU’s

2009	9.29	5,995,784
2010	9.00	4,011,984
2011	9.31	2,019,000
2012	9.06	2,022,996

Interest Rates
     We have floating-rate debt which is subject to variations in interest rates. At December 31, 2008, we maintain an interest rate swap agreement to limit our exposure to floating interest rates through November 15, 2011. Our interest rate swap agreement was not designated as a hedging instrument under SFAS No. 133 in 2008. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contract were recorded in loss (gain) on derivative instruments and hedging activities in the consolidated statement of operations. The following table presents the interest rate swap schedule:

Hedged amount
Interest payment date	(for prior 6 mos - $ in millions)

05/15/2009	400.0
11/16/2009	400.0
05/17/2010	250.0
11/15/2010	250.0
05/16/2011	100.0
11/15/2011	100.0
12/31/2011	0.0
Non-Performance Risk
     Our derivatives are recorded at fair value, the measurement of which includes the effect of non-performance risk of our derivatives in a liability position, and credit risk of the counterparty for derivatives in an asset position. At December 31, 2008, our $337.5 million of derivative fair value was in an asset position. We offset the derivative balance with a broker margin asset of $20.3 million as discussed below.
     Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which are subject to the same guarantee and security provisions as the senior secured credit facilities. At our current hedging levels, the master arrangement does not require us to post additional collateral, nor does it subject us to margin requirements. While management may alter our hedging strategies in the future based on its view of actual or forecasted prices, currently there are no plans in place that would require us to post additional collateral or become subject to margin requirements under the master agreement with Merrill Lynch.
     We have also entered into variable priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swaps are in an asset position for the Company, we believe there is limited counterparty risk to us because these counterparties are backed by the LME. To the extent these swaps are in a liability position, the swap agreements provide for us to establish margin accounts with the broker. These margin account balances are applied currently in the settlement of swap liability. At December 31, 2008, the variable priced aluminum swaps were offset with a margin account balance of $20.3 million.
Financial Risk
     Fair Values and Sensitivity Analysis
     The following table shows the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges. The risk factor related to the interest rate swap is the interest rate and the risk factor associated with the commodity swaps is the market price associated with the respective commodity. The table does not net the broker margin call asset of $20.3 million with the variable price aluminum swaps. All assumptions below are based on the fair market value of our swaps as of December 31, 2008, as well as the market rates and market prices for December 31, 2008:

	Derivative value assuming a 10%	Derivative value at	Derivative value assuming a 10%
Sensitivity Summary	increase in the market risk factor	December 31, 2008	decrease in the market risk factor

Aluminum Swaps-Fixed Price	313.7	401.9	490.1
Interest Rate Swap	(21.5)	(21.5)	(21.4)
Natural Gas Hedges	(24.4)	(33.4)	(42.4)
Aluminum Swaps-Variable Price	(24.1)	(29.8)	(35.6)

Total	243.7	317.2	390.7

     We issued variable-rate debt to finance the Apollo Acquisition and will be subject to variations in interest rates with respect to our floating-rate debt. As of December 31, 2008, outstanding long term floating-rate debt was $1,346.6 million. A 1% increase in the interest rate would increase our annual interest expense by $13.5 million prior to any consideration of the impact of interest rate swaps.

     Material Limitations
     The disclosures with respect to commodity prices and interest rates do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the hedges may be offset. Actual results will be determined by a number of factors that are not under Noranda’s control and could vary significantly from those factors disclosed. Noranda is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its customers. Although nonperformance is possible, Noranda does not anticipate nonperformance by any of these parties. We believe that our contracts are with creditworthy counterparties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm for 2007 and 2008	62
Report of Independent Registered Public Accounting Firm for 2006	63
Consolidated Balance Sheets as of December 31, 2007 and 2008	65
Consolidated Statements of Operations for the Periods from January 1, 2006 to August 15, 2006, August 16, 2006 to December 31, 2006, January 1, 2007 to May 17, 2007, May 18, 2007 to December 31, 2007, and Year Ended December 31, 2008	66
Consolidated Statements of Shareholders’ Equity (Deficiency) for the Periods from January 1, 2006 to August 15, 2006, August 16, 2006 to December 31, 2006, January 1, 2007 to May 17, 2007, May 18, 2007 to December 31, 2007, and Year Ended December 31, 2008	67
Consolidated Statements of Cash Flows for the Periods from January 1, 2006 to August 15, 2006, August 16, 2006 to December 31, 2006, January 1, 2007 to May 17, 2007, May 18, 2007 to December 31, 2007, and Year Ended December 31, 2008	68
Notes to Consolidated Financial Statements	69

GRAMERCY ALUMINA LLC
Report of Independent Registered Public Accounting Firm	104
Balance Sheets as of December 31, 2008 and 2007	105
Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006	106
Statements of Changes in Members’ Equity for the Years Ended December 31, 2008, 2007, and 2006	107
Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007, and 2006	108
Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006	109
Notes to Financial Statements	110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Noranda Aluminum Holding Corporation
     We have audited the accompanying consolidated balance sheets of Noranda Aluminum Holding Corporation (the “Company”) as of December 31, 2008 (Successor) and December 31, 2007 (Successor) and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2008 (Successor) and the periods from January 1, 2007 to May 17, 2007 (Predecessor) and from May 18, 2007 to December 31, 2007 (Successor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Gramercy Alumina LLC (Gramercy) and St. Ann Bauxite Limited (St. Ann) (corporations in which the Company has 50% interests), have been audited by other auditors whose reports have been furnished to us, and our opinion on the Company’s consolidated financial statements, insofar as it relates to the amounts included for Gramercy and St. Ann before consolidation adjustments, is based solely on the reports of the other auditors. In the Company’s consolidated financial statements (in thousands), the Company’s investments in Gramercy and St. Ann are stated at $101,888 and $103,769, respectively, at December 31, 2008 (Successor) and at $92,480 and $106,394, respectively, at December 31, 2007 (Successor), and the Company’s equity in the net income before consolidation adjustments of Gramercy and St. Ann is $12,695 and $2,495, respectively for the year ended December 31, 2008 (Successor) and $4,103 and $2,877, respectively, for the period from January 1, 2007 to May 17, 2007 (Predecessor) and $8,604 and $3,451, respectively, for the period from May 18, 2007 to December 31, 2007 (Successor).
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noranda Aluminum Holding Corporation at December 31, 2008 (Successor) and at December 31, 2007 (Successor), and the consolidated results of its operations and cash flows for the year ended December 31, 2008 (Successor) and the periods from January 1, 2007 to May 17, 2007 (Predecessor) and from May 18, 2007 to December 31, 2007 (Successor), in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 15 to the consolidated financial statements, on January 1, 2007, the Company changed its method of accounting for income tax contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Noranda Aluminum, Inc.
     We have audited the accompanying consolidated statements of operations, shareholder’s equity (deficiency) and cash flows of Noranda Aluminum, Inc. (the “Company”) for the periods from January 1, 2006 to August 15, 2006 (Pre-predecessor) and August 16, 2006 to December 31, 2006 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Noranda Aluminum, Inc. for the periods from January 1, 2006 to August 15, 2006 (Pre-predecessor) and the period from August 16, 2006 to December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Toronto, Canada,	Chartered Accountants
April 9, 2008	Licensed Public Accountants

INDEPENDENT AUDITORS’ REPORT

To the members of

ST. ANN BAUXITE LIMITED
AND ITS SUBSIDIARY

We have audited the accompanying consolidated balance sheets of St. Ann Bauxite Limited and its subsidiary (the Group) as at December 31, 2007 and 2008 and the related consolidated profit and loss account and statements of changes in equity and cash flows for the years ended December 31, 2007 and 2008. These financial statements are the responsibility of the directors and management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatements. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by directors and management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
In our opinion such consolidated financial statements, present fairly, in all material respects, the financial position of the Group as at December 31, 2007 and 2008 and of the results of its financial performance and cash flows for the years ended December 31, 2007 and 2008 prepared in accordance with International Financial Reporting Standards.
US GAAP Reconciliation
Accounting principles under International Financial Reporting Standards vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in note 23 of the financial statements.
/s/  DELOITTE & TOUCHE
Chartered Accountants
Kingston, Jamaica,
February 6, 2009

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars expressed in thousands, except share information)

	Successor
	December 31, 2007	December 31, 2008
	$	$

ASSETS
Current assets:
Cash and cash equivalents	75,630	184,716
Accounts receivable, net	97,169	74,472
Inventories	180,250	139,019
Derivative assets	21,163	81,717
Tax receivable	8,072	13,125
Other current assets	5,101	3,367

Total current assets	387,385	496,416

Investments in affiliates	198,874	205,657
Property, plant and equipment, net	657,811	599,623
Goodwill	256,122	242,776
Other intangible assets, net	70,136	66,367
Long-term derivative assets	—	255,816
Other assets	80,216	69,516

Total assets	1,650,544	1,936,171

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable
Trade	32,505	34,816
Affiliates	27,571	34,250
Accrued liabilities	31,742	32,453
Accrued interest	12,182	2,021
Derivative liability	5,077	—
Deferred revenue	14,181	287
Deferred tax liabilities	22,355	24,277
Current portion of long-term debt due to third-party	30,300	32,300

Total current liabilities	175,913	160,404

Long-term debt	1,121,372	1,314,308
Long-term derivative liabilities	65,998	—
Pension and OPEB liabilities	46,186	120,859
Other long-term liabilities	29,730	39,582
Deferred tax liabilities	211,421	262,383
Common stock subject to redemption at redemption value (100,000 shares at December 31, 2008)	—	2,000
Shareholders’ equity (deficiency):
Common stock (100,000,000 shares authorized; $0.01 par value; 21,610,298 shares issued and outstanding at December 31, 2007; 21,749,548 shares issued and 21,746,548 outstanding at December 31, 2008, including 100,000 shares subject to redemption at December 31, 2008)	216	217
Capital in excess of par value	11,767	14,383
Accumulated deficit	—	(176,280)
Accumulated other comprehensive (loss) income	(12,059)	198,315

Total shareholders’ equity (deficiency)	(76)	36,635

Total liabilities and shareholders’ equity (deficiency)	1,650,544	1,936,171

See accompanying notes to consolidated financial statements

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars expressed in thousands)

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from	Year
	January 1, 2006	August 16, 2006	January 1, 2007	May 18, 2007 to	ended
	to August 15,	to December 31,	to May 17,	December 31,	December 31,
	2006	2006	2007	2007	2008
	$	$	$	$	$

Sales	816,042	496,681	527,666	867,390	1,266,427

Operating costs and expenses Cost of sales	660,529	408,968	424,505	768,010	1,122,676
Selling, general and administrative expenses	23,933	14,029	16,853	39,159	73,831
Goodwill impairment	—	—	—	—	25,500
Other recoveries, net	(56)	(557)	(37)	(454)	—

	684,406	422,440	441,321	806,715	1,222,007

Operating income	131,636	74,241	86,345	60,675	44,420

Other expense (income)

Interest expense (income), net Parent and a related party	12,576	7,059	7,187	—	—
Third-party	96	(732)	(952)	67,243	89,154
Loss (gain) on derivative instruments and hedging activities, net	16,632	5,452	56,467	(12,497)	69,938
Equity in net income of investments in affiliates	(8,337)	(3,189)	(4,269)	(7,375)	(7,702)
Other, net	45	42	—	—	—

	21,012	8,632	58,433	47,371	151,390

Income (loss) before income tax expense	110,624	65,609	27,912	13,304	(106,970)
Income tax expense (benefit)	38,744	23,577	13,655	5,137	(32,913)

Net income (loss)	71,880	42,032	14,257	8,167	(74,057)

See accompanying notes to consolidated financial statements

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(dollars expressed in thousands)

			(Accumulated	Accumulated	Total
			deficit)	other	shareholders’
	Common	Capital in excess	retained	comprehensive	equity
	Stock	of par value	earnings	(loss) income	(deficiency)
	$	$	$	$	$

Balance, December 31, 2005 (Pre-predecessor)	1	488,470	(13,364)	(2,784)	472,323

For the period from January 1, 2006 to August 15, 2006 (Pre-predecessor):
Net income	—	—	71,880	—	71,880
Pension adjustment, net of tax of $(337)	—	—	—	(559)	(559)

Total comprehensive income					71,321
Exercise of stock options	—	(7,428)	—	—	(7,428)
Stock option expense and excess tax benefits	—	2,561	—	—	2,561

Balance, August 15, 2006 (Pre-predecessor)	1	483,603	58,516	(3,343)	538,777

Adjustment to reflect push-down of Xstrata Acquisition (Predecessor)	1	949,999	17,393	—	967,393
For the period from August 16, 2006 to December 31, 2006 (Predecessor):
Net income	—	—	42,032	—	42,032
Pension adjustment, net of tax of $(2,735)	—	—	—	(4,578)	(4,578)

Total comprehensive income					37,454
Excess tax benefits from exercise of stock options	—	3,654	—	—	3,654

Balance, December 31, 2006 (Predecessor)	1	953,653	59,425	(4,578)	1,008,501

For the period from January 1, 2007 to May 17, 2007 (Predecessor):
Adoption of new accounting standard (FIN 48)	—	—	(1,226)	—	(1,226)
Net income	—	—	14,257	—	14,257
Pension adjustment, net of tax of $(1,494)	—	—	—	3,206	3,206

Total comprehensive income					17,463
Capital contribution from parent	—	128,600	—	—	128,600
Distribution to parent	—	—	(25,000)	—	(25,000)
Non-cash distribution to parent	—	—	(1,541)	—	(1,541)

Balance, May 17, 2007 (Predecessor)	1	1,082,253	45,915	(1,372)	1,126,797

Adjustment to reflect Apollo Acquisition (Successor)	216	215,914	—	—	216,130
For the period from May 18, 2007 to December 31, 2007 (Successor):
Net income	—	—	8,167	—	8,167
Pension adjustment, net of tax of $(7,368)	—	—	—	(12,059)	(12,059)

Total comprehensive loss					(3,892)
Distribution to shareholders	—	(207,963)	(8,167)	—	(216,130)
Stock option expense	—	3,816	—	—	3,816

Balance, December 31, 2007 (Successor)	216	11,767	—	(12,059)	(76)

For the year ended December 31, 2008 (Successor):
Net loss	—	—	(74,057)	—	(74,057)
Pension adjustment, net of tax of $(31,842)	—	—	—	(53,408)	(53,408)
Unrealized gain on derivatives, net of tax of $150,296	—	—	—	263,782	263,782

Total comprehensive income					136,317
Distribution to shareholders	—	—	(102,223)	—	(102,223)
Issuance of shares	1	285	—	—	286
Repurchase of shares	—	(45)	—	—	(45)
Stock option expense	—	2,376	—	—	2,376

Balance, December 31, 2008 (Successor)	217	14,383	(176,280)	198,315	36,635

See accompanying notes to consolidated financial statements

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars expressed in thousands)

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from
	January 1,	August 16,	January 1,	May 18,	Year
	2006 to	2006 to	2007 to	2007 to	ended
	August 15,	December 31,	May 17,	December 31,	December 31,
	2006	2006	2007	2007	2008
	$	$	$	$	$

OPERATING ACTIVITIES
Net income (loss)	71,880	42,032	14,257	8,167	(74,057)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,259	32,914	29,637	69,709	98,300
Non-cash interest	800	400	2,200	5,305	6,277
Goodwill impairment	—	—	—	—	25,500
Loss (gain) on disposal of property, plant and equipment	952	(193)	(160)	685	5,312
Loss (gain) on derivative instruments and hedging activities	16,632	5,452	56,467	(12,497)	46,952
Equity in net income of investments in affiliates	(8,337)	(3,189)	(4,269)	(7,375)	(7,702)
Deferred income taxes	39,114	1,200	(14,828)	(1,856)	(73,422)
Stock option expense	2,561	—	—	3,816	2,376
Changes in other assets	(8,634)	(3,120)	124	(8,477)	7,490
Changes in pension and OPEB and other long term liabilities	9,021	54	(4,925)	4,312	195
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(15,542)	(8,289)	(8,239)	39,779	22,697
Inventories	(14,251)	(17,030)	(18,069)	43,565	41,231
Other current assets	(1,706)	1,604	16,956	1,975	(18,584)
Accounts payable	(27,776)	43,481	(13,250)	1,301	8,992
Taxes payable/receivable	(8,116)	4,888	13,011	(9,052)	278
Accrued liabilities and deferred revenue	1,018	7,607	(27,743)	21,434	(26,303)

Cash provided by operating activities	81,875	107,811	41,169	160,791	65,532

INVESTING ACTIVITIES
Capital expenditures	(20,538)	(21,034)	(5,768)	(36,172)	(51,653)
Net (decrease) increase in advances due from parent	—	(10,711)	10,925	—	—
Proceeds from disposal of equipment	25	—	—	—	490
Payments for the Apollo Acquisition, net of cash acquired	—	—	—	(1,161,519)	—

Cash (used in) provided by investing activities	(20,513)	(31,745)	5,157	(1,197,691)	(51,163)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	—	—	216,130	2,285
Repurchase of shares	—	—	—	—	(45)
Distribution to shareholders	—	—	—	(216,130)	(102,223)
Capital contributions from parent	—	—	101,256	—	—
Distributions to parent	—	—	(25,000)	—	—
Excess tax benefits from stock-based compensation	—	3,654	—	—	—
Exercise of stock options	(7,428)	—	—	—	—
Net increase (decrease) in advances payable to parent	21,723	(24,202)	—	—	—
Deferred financing costs	—	—	—	(39,020)	—
Borrowings on long-term debt	73,000	—	—	1,227,800	225,000
Repayments on long-term debt	(125,000)	(40,000)	(160,000)	(76,250)	(30,300)

Cash (used in) provided by financing activities	(37,705)	(60,548)	(83,744)	1,112,530	94,717

Change in cash and cash equivalents	23,657	15,518	(37,418)	75,630	109,086
Cash and cash equivalents, beginning of period	1,374	25,031	40,549	—	75,630

Cash and cash equivalents, end of period	25,031	40,549	3,131	75,630	184,716

See accompanying notes to consolidated financial statements

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars expressed in thousands)
1. ACCOUNTING POLICIES
Basis of presentation
     Noranda Aluminum Holding Corporation (“Noranda,” “Successor” or “Company”), and its wholly owned subsidiary, Noranda Aluminum Acquisition Corporation (“Noranda AcquisitionCo”), were formed by affiliates of Apollo Management, L.P. (“Apollo”) on March 27, 2007 for the purpose of acquiring Noranda Intermediate Holding Corporation (“Noranda Intermediate”), which owns all of the outstanding shares of Noranda Aluminum, Inc. (the “Predecessor” and “Pre-predecessor” as defined below).
     The Company has two integrated businesses: the primary metals, or upstream business (“upstream”), which includes an aluminum smelter in New Madrid, Missouri, and the rolling mills, or downstream business (“downstream”), which includes four rolling mills in the southeastern United States in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. As a result of a major winter storm in Southeastern Missouri on January 28, 2009, the New Madrid, Missouri smelter facility experienced a power outage. The interruption was managed safely with no on-site incidents recorded. The outage affects approximately 75% of New Madrid’s plant capacity. The Company is currently assessing the impact on our operations as further discussed in Note 2.
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
     Prior to December 31, 2005, Xstrata accumulated a 19.9% ownership in Falconbridge Limited, which owned 100% of Noranda Aluminum, Inc. at that time. On August 15, 2006, through a tender offer, Xstrata effectively acquired the remaining 80.1% of shares of Falconbridge Limited, which resulted in Noranda Aluminum, Inc. being Xstrata’s wholly owned subsidiary (the “Xstrata Acquisition”). Management accounted for the Xstrata Acquisition under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS No. 141”) by treating the transactions leading to the Xstrata Acquisition as a step acquisition using the purchase method. Therefore, the Xstrata Acquisition and Apollo Acquisition are accounted for under the purchase method of SFAS No. 141.
     The application of the provisions of SFAS No. 141 results in adjustments to the assets and liabilities of Noranda Aluminum, Inc. at each of the Xstrata Acquisition and the Apollo Acquisition dates. As a result, the consolidated financial statements subsequent to these acquisition dates are not comparable to the consolidated financial statements prior to these acquisition dates. The financial information for the period from January 1, 2006 to August 15, 2006 includes the results of operations and cash flows for Noranda Aluminum, Inc. on a basis reflecting the historical carrying values of Noranda Aluminum, Inc. prior to the Xstrata Acquisition and is referred to as “Pre-predecessor.” The financial information as of December 31, 2006 and for the periods from August 16, 2006 to December 31, 2006 and from January 1, 2007 to May 17, 2007 includes the financial condition, results of operations and cash flows for Noranda Aluminum, Inc. on a basis reflecting the stepped-up values of Noranda Aluminum, Inc., prior to the Apollo Acquisition but subsequent to the Xstrata Acquisition, and is referred to as “Predecessor.” The financial information as of December 31, 2007 and for the period from May 18, 2007 to December 31, 2007 includes the financial condition, results of operations and cash flows for Noranda on a basis reflecting the impact of the preliminary purchase allocation of the Apollo Acquisition, and is referred to as “Successor.”
     The consolidated financial statements of Noranda Aluminum Holding Corporation include the accounts of Noranda AcquisitionCo and its wholly owned subsidiaries, Noranda Intermediate, Noranda Aluminum, Inc., Norandal USA, Inc. and Gramercy Alumina Holdings Inc. References to the Company refer to the Successor, Predecessor, and Pre-predecessor periods of Noranda and Noranda Aluminum, Inc.
     The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results including the elimination of all intercompany accounts and transactions among wholly owned subsidiaries.
Acquisitions
Apollo Acquisition
     In connection with the Apollo Acquisition, Noranda AcquisitionCo incurred $1,010,000 of funded debt, consisting of (i) a $500,000 term B loan, and (ii) $510,000 of senior floating rate notes, and entered into a $250,000 revolving credit facility which was undrawn at the date of the Apollo Acquisition. In addition to the debt incurred, affiliates of Apollo contributed cash of $214,200 to Noranda, which was contributed to Noranda AcquisitionCo. The purchase price for Noranda Intermediate was $1,150,000, excluding acquisition costs. Subsequent to the Apollo Acquisition, certain members of the Company’s management contributed $1,930 in cash through the purchase of common shares of the Company.
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

$
Fair value of assets acquired and liabilities assumed:
Accounts receivable	141,152
Inventories	223,815
Investments in affiliates	191,500
Property, plant and equipment	687,949
Other intangible assets	72,471
Goodwill	268,276
Pension and other assets	48,648
Deferred tax liabilities	(250,639)
Accounts payable and accrued liabilities	(118,997)
Other long-term liabilities	(102,656)

Total purchase consideration assigned, net of $3,131 cash acquired	1,161,519

     Certain balances in the above table have been revised from amounts previously reported because of adjustments to the purchase price allocation, primarily based on an updated valuation of the investment in joint ventures and additional analyses of the Company’s tax accounts, as well as settlement of an $8,200 payable to Xstrata, which represented the Company’s obligation to remit payment for taxes deemed applicable to the period from April 10, 2007 to May 18, 2007.
     Goodwill from the Apollo Acquisition is not deductible for tax purposes.
     See Note 8 for further discussions related to changes in goodwill.
     The following unaudited pro forma financial information presents the results of operations as if the Apollo Acquisition had occurred at the beginning of each year presented after giving effect to certain adjustments, including changes in depreciation and amortization expenses resulting from fair value adjustments to tangible and intangible assets, increase in interest expense resulting from additional indebtedness incurred and amortization of debt issuance costs incurred in connection with the Apollo Acquisition and financing, increase in selling, general and administrative expense related to the annual management fee paid to Apollo, and elimination for certain historical intercompany balances which were not acquired as part of the Apollo Acquisition.

	Year ended	Year ended
	December 31,	December 31,
	2006	2007
	$	$

Sales	1,312,723	1,395,056
Net income (loss)	13,102	(9,476)
     The unaudited pro forma financial information is not intended to represent the consolidated results of operations the Company would have reported had the Apollo Acquisition been completed at January 1, 2006, nor are they necessarily indicative of future results.

Xstrata Acquisition
     The total investment for the Xstrata Acquisition was $1,167,393, which consisted of $950,000 consideration paid for the Company’s stock and $200,000 of assumed debt, plus $17,393 representing Xstrata’s share of the Company’s earnings during the period of its 19.9% ownership of the Company. For the purposes of applying push-down accounting to the two individual steps of this acquisition, management has determined that the purchase consideration applicable to the acquisition of the 19.9% ownership interest was $115,000, with the consideration applicable to the acquisition of the remaining 80.1% being $1,035,000.
     Management recorded 19.9% of the assets and liabilities at their fair value on the date the 19.9% ownership interest was acquired in the first phase of the step acquisition. For the second phase of the step acquisition on August 16, 2006, the Company recorded the remaining 80.1% of the assets acquired and liabilities assumed at fair market value at that date.
     The following table summarizes the allocation of the total consideration to the assets acquired and liabilities assumed as of August 15, 2006, which was the date at which Xstrata acquired effective control of the Company.

August 15, 2006
$
Accounts receivable	129,491
Inventories	160,363
Investment in affiliates	176,569
Property, plant and equipment	683,525
Goodwill	284,338
Other intangible assets	53,001
Other assets	20,120
Deferred tax liabilities	(222,426)
Accounts payable and accrued liabilities	(93,282)
Other long-term liabilities	(41,699)

Total purchase price assigned	1,150,000
Long-term debt to related parties	(200,000)

Share capital and capital in excess of par value	950,000

     Goodwill from the Xstrata Acquisition is not deductible for tax purposes.
Reclassifications
     Certain reclassifications have been made to previously issued financial statements in order to conform to the 2008 presentation. These reclassifications had no effect on net income or net cash flows.
Revenue recognition
     Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms. The Company periodically enters into supply contracts with customers and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as shipments are made and title, ownership, and risk of loss pass to the customer during the term of the contracts.
Cash equivalents
     Cash equivalents comprise cash and short-term highly liquid investments with initial maturities of three months or less.
Allowance for doubtful accounts
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
Inventories
     Inventories are stated at the lower of cost or market (“LCM”). The Company uses the last-in, first-out (“LIFO”) method of valuing the majority of the Company’s inventories, including raw materials, work in progress and finished goods.

     The remaining inventories (principally supplies) are stated at cost using the first-in, first-out (“FIFO”) method.
Property, plant and equipment
     Property, plant and equipment are recorded at cost. Betterments, renewals and repairs that extend the life of the asset are capitalized; other maintenance and repairs are charged to expense as incurred. Assets, asset retirement obligations and accumulated depreciation accounts are relieved for dispositions or retirements with resulting gains or losses recorded as selling, general and administrative expenses in the consolidated statements of operations. Depreciation is based on the estimated service lives of the assets computed principally by the straight-line method for financial reporting purposes.
Impairment of long-lived assets
     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 requires periodic assessment of certain long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair value.
     The Company transfers net property and equipment to assets held for sale when a plan to dispose of the assets has been committed to by management. Assets transferred to assets held for sale are recorded at the lesser of their estimated fair value less estimated costs to sell or carrying amount. Subsequent to the date that an asset is held for sale, depreciation expense is not recorded.
Self-insurance
     The Company is primarily self-insured for workers’ compensation. The self-insurance liability is determined based on claims filed and an estimate of claims incurred but not yet reported. Based on actuarially determined estimates and discount rates of 3.6% in 2007 and 1.3% in 2008, as of December 31, 2007 and 2008, the Company had $2,990 and $3,299, respectively, of accrued liabilities and $7,182 and $9,159, respectively, of other long-term liabilities related to these claims.
     As of December 31, 2007 and 2008, the Company has placed $3,612 and $3,412, respectively, in a restricted cash account to secure the payment of workers’ compensation obligations. This restricted cash is included in non-current other assets in the accompanying consolidated balance sheets.
Environmental expenditures
     Environmental expenditures related to current operations are expensed or capitalized as appropriate. Expenditures related to an existing condition caused by past operations, which do not contribute to current or future period revenue generation, are expensed. Environmental liabilities are provided when assessments or remedial efforts are probable and the related amounts can be reasonably estimated. The Company had no reserves for remediation activities associated with leased properties at December 31, 2007 or 2008.
Goodwill and other intangible assets
     Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or earlier upon the occurrence of certain triggering events.
     Goodwill is allocated among and evaluated for impairment at the reporting unit level, which, in the Company’s circumstances are the same as its operating segments: upstream and downstream. The Company evaluates goodwill for impairment using a two-step process provided by SFAS No. 142. The first step is to compare the fair value of each of its reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. See Notes 8 and 9 for further information.
     Intangible assets with a definite life (primarily customer relationships) are amortized over their expected lives and are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable.

Investments in affiliates
     The Company holds 50% interests in a Gramercy, Louisiana refinery, Gramercy Alumina LLC, and in St. Ann Bauxite Ltd., a Jamaican bauxite mining partnership. The Company’s interests in these affiliates provide the ability to exercise significant influence, but not control, over the operating and financial decisions of the affiliates; accordingly, the Company uses the equity method of accounting in accordance with Accounting Principles Bulletin (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock, for its investments in and share of earnings or losses of those affiliates. See Note 21 for further information.
     The Company considers whether the fair values of any of its equity method investments have declined below carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down to estimated fair value would be recorded.
Use of estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
Financial instruments
     The Company’s financial instruments with third parties, as defined by SFAS No. 107, Disclosures About Fair Values of Financial Instruments (“SFAS No. 107”), consist of cash and cash equivalents, accounts receivable, derivative assets and liabilities, advances due from parent, accounts payable and long-term debt due to third parties and a related party. The following table presents the carrying values and fair values of the Company’s related party and third-party debt outstanding as of December 31, 2007 and 2008:

	Successor		Successor
	December 31, 2007		December 31, 2008
	Carrying value	Fair value	Carrying value	Fair value
	$	$	$	$

Senior Floating Rate Notes due 2014	217,922	180,400	218,158	30,800
Senior Floating Rate Notes due 2015	510,000	408,000	510,000	153,000
Term B loan due 2014	423,750	423,750	393,450	393,024
Revolving credit facility	—	—	225,000	225,000

Total	1,151,672	1,012,150	1,346,608	801,824

     The remaining financial instruments are carried at amounts that approximate fair value.
Deferred financing costs
     Costs relating to obtaining debt are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When all or a portion of a loan is repaid, an associated amount of unamortized financing costs are removed from the related accounts and charged to interest expense.
Concentration of credit risk
     Financial instruments, including cash and cash equivalents and accounts receivable, expose the Company to market and credit risks which, at times, may be concentrated with certain groups of counterparties. The financial condition of such counterparties is evaluated periodically. The Company generally does not require collateral for trade receivables. Full performance is anticipated. Cash investments are held with major financial institutions and trading companies including registered broker dealers.
Income taxes
     The Company accounts for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On January 1, 2007, the Company changed its method of accounting for income tax contingencies in accordance with Financial Accounting Standards Board Interpretation No. 48. In evaluating the Company’s ability to realize deferred tax assets, the Company uses judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.
Shipping and handling costs
     Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations.
Pensions and other post-retirement benefits
     The Company sponsors a defined benefit pension plan, which is accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans, (“SFAS No. 158”). These standards require that expenses and liabilities recognized in financial statements be actuarially calculated. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the future performance of plan assets. According to SFAS No. 158, the Company is required to recognize the funded status of the plans as an asset or liability in the financial statements, measure defined benefit post-retirement plan assets and obligations as of the end of the employer’s fiscal year, and recognize the change in the funded status of defined benefit postretirement plans in other comprehensive income. The primary assumptions used in calculating pension expense and liability are related to the discount rate at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are estimated annually as of December 31.
     Other post-retirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions (“SFAS No. 106”). Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates and based on expected service periods, salary increases and retirement ages of employees. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service periods, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.
Post-employment benefits
     The Company provides certain benefits to former or inactive employees after employment but before retirement and accrues for the related cost over the service lives of the employees as required by SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS No. 112”). Those benefits include, among others, disability, severance, and workers’ compensation. The Company is self-insured for these liabilities. At December 31, 2008, the Company carried a liability totaling $1,065 for these benefits, based on actuarially determined estimates. These estimates have not been discounted due to the short duration of the future payments.
Asset retirement obligations
     The Company is subject to environmental regulations which create legal obligations related to the disposal of certain spent pot liners used in the Company’s smelter facility operations. The Company accounts for its asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) and Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an Interpretation of SFAS No. 143. Under these standards, the Company recognizes liabilities, at fair value, for existing legal asset retirement obligations. Such liabilities are adjusted for accretion costs and revisions in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs is recognized.
Share-based compensation
     Prior to August 16, 2006, Falconbridge Limited granted stock options to key employees of the Company, to purchase common stock in Falconbridge Limited. The fair value of these stock options were recorded by the Company as compensation expense over their vesting period with corresponding increases to capital in excess of par value. Falconbridge Limited determined the fair value of these stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), using a Black-Scholes valuation model. Expenses previously recorded for which the related option has been forfeited were reversed in the period of forfeiture.
     On August 16, 2006, Xstrata acquired all of the outstanding common stock of Falconbridge Limited. Prior to the acquisition, all outstanding stock options were exercised.
     On May 29, 2007, the Board of Directors of Noranda approved the 2007 Long-Term Incentive Plan of Noranda (the “Incentive Plan”). Currently, 1,500,000 shares of Noranda common stock have been reserved under the Incentive Plan. A total of 687,678 shares of non-qualified stock options were granted to certain employees of the Company on the date the Incentive Plan was adopted. The fair value of each employee’s options with graded vesting is estimated using either the Black-Scholes-Merton option pricing model or a path-dependent lattice model, in accordance with the fair-value based method of SFAS 123(R), Share-Based Payment (“SFAS No. 123R”).
Derivative instruments and hedging activities
     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended.
     For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in loss (gain) on derivative instruments and hedging activities immediately. For derivative instruments not designated as hedging instruments, changes in the fair values are reported in loss (gain) on derivative instruments and hedging activities in the period of change.
     In April 2007, the FASB issued Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FSP FIN 39-1”). FSP FIN 39-1 permits entities that enter into master netting arrangements with the same counterparty as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. The effects of FSP FIN 39-1 were applied by adjusting all financial statements presented beginning January 1, 2008.
Impact of recently issued accounting standards
     On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). According to transition rules of the new standard, the Company will apply it prospectively to any business combinations with an acquisition date on or after January 1, 2009, except that certain changes in SFAS No. 109, Accounting for Income Taxes, may apply to acquisitions which were completed prior to January 1, 2009. Early adoption is not permitted. SFAS No. 141R amends SFAS No. 109 to require the acquirer to recognize changes of the valuation allowance on its previously existing deferred tax assets because of the business combination in the income from continuing operation. For 2008, $11,935 of valuation allowances, if recognized, would have resulted in an adjustment to goodwill. However, for years beginning after December 31, 2008, SFAS No. 141R will require subsequent changes to valuation allowances recorded in purchase accounting to be recorded as income tax expense (regardless of when the acquisition occurred).
     On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. According to transition rules of the new standard, we will apply it for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the effect of SFAS No. 160 on the Company’s consolidated financial statements.
     The Company adopted portions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), on January 1, 2008. Issued in February 2008, FSP 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157, for all nonfinancial assets and nonfinancial liabilities which are recognized or disclosed on a non-recurring basis to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities which are recognized or disclosed at fair value on a non recurring basis on its consolidated financial position, results of operations and cash flows. See Note 15 for further discussion.
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
     In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and about hedging activities with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative agreements. SFAS No. 161 does not change accounting for derivative instruments and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

     On December 30, 2008, the FASB issued FSP No. FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets (“FSP No. FAS 132(R)-1”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. FAS 132(R)-1 does not change the accounting for defined benefit pensions or other postretirement plans; however, it expands on the disclosure of investment strategy, plan asset categories, valuation techniques, and concentrations of risk within the plan assets. FSP No. FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of FAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and is effective for fiscal years ending after December 15, 2009.
2. NEW MADRID POWER OUTAGE
     During the week of January 26, 2009, power supply to Noranda's New Madrid smelter, which supplies all of its upstream business’s production, was interrupted numerous times because of a severe ice storm in Southeastern Missouri. As a result of the outage, Noranda lost approximately 75% of the smelter capacity. The smelting production facility is being cleaned out, inspected, and restarted. Based on Noranda's current assessment, the Company expects that the smelter could return to full production during second half of 2009 with partial capacity phased in during the intervening months. In addition, with the current available capacity and re-melt capability within the facility, Noranda expects to service its customer base with minimal interruptions. The New Madrid power outage and temporary lost capacity will have no impact on Noranda's ability to serve customers for the downstream foil operations.
     Because of the desire to restart production as quickly as possible and the need for Noranda’s skilled, dedicated workforce during the repair and restart process, Noranda expects to retain as many jobs as possible with a goal of maintaining all jobs throughout the restart process. Noranda has notified its insurance carrier and is diligently working through the claim process. The Company has received insurance proceeds of $4,200 in pre-funding and has a request for an additional $800 pending. In addition, the Company holds pot line freeze insurance covering up to $77,000 of losses, which management expects to apply to costs of restorating and restarting pot lines. The Company believes that insurance will cover a substantial portion, if not all, of the cost of restoring capacity; however, there can be no assurance that the full amount of the claim submitted by Noranda will be reimbursed or the timing of such reimbursement.
3. RESTRUCTURING
     In December 2008, Noranda announced a company-wide workforce and business process restructuring that will reduce Noranda’s operating costs, conserve liquidity and improve operating efficiencies. This restructuring is expected to generate cash cost savings and operating efficiencies through the work force reduction of approximately $23 million annually (unaudited).
     The work force restructuring plan involves a total staff reduction of approximately 338 employees and contract workers. The reduction in the employee work force includes 228 affected employees in Noranda's upstream business. These reductions were substantially completed during the fourth quarter of 2008. The reductions at the downstream facilities in Huntingdon, Tennessee, Salisbury, North Carolina, and Newport, Arkansas include 96 affected employees.
     The following table summarizes the impact of the restructuring:

		One Time Involuntary	Total Restructuring
	Window Benefits (a)	Termination Benefits (b)	Charge (c)
	$	$	$

Upstream	1,770	4,583	6,353
Downstream	—	2,792	2,792

Total	1,770	7,375	9,145
Benefits Paid	—	(532)	(532)

Balance at December 31, 2008	1,770	6,843	8,613

(a)	Window benefits are recorded in pension liability on the consolidated balance sheet.

(b)	One-time termination benefits are recorded in accrued liabilities on the consolidated balance sheet.

(c)	The total restructuring charge of $9,145 is included in the consolidated statement of operations as selling, general and administrative expenses.

4. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Statements of Operations:

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from	Year
	January 1, 2006	August 16, 2006	January 1, 2007 to	May 18, 2007 to	ended
	to August 15,	to December 31,	May 17,	December 31,	December 31,
	2006	2006	2007	2007	2008
	$	$	$	$	$

Interest expense:
Parent and a related party	16,321	9,440	16,016	182	—
Other	590	293	314	69,853	91,148
Interest income:
Parent and a related party	(3,745)	(2,381)	(8,829)	(182)	—
Other	(494)	(1,025)	(1,266)	(2,610)	(1,994)

Interest expense, net	12,672	6,327	6,235	67,243	89,154

Statements of Cash Flows:

	Pre-predecessor	Predecessor		Successor
	Period from	Period from	Period from	Period from	Year
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	ended
	August 15,	December 31,	May 17,	December 31,	December 31,
	2006	2006	2007	2007	2008
	$	$	$	$	$

Interest paid	15,485	2,503	7,371	51,519	87,175
Income taxes (refunded) paid, net	(409)	(1,464)	20,148	21,583	48,071
5. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of the following:

	Successor
	December 31,	December 31,
	2007	2008
	$	$

Cash	75,630	8,107
Money market funds	—	176,609

Total cash and cash equivalents	75,630	184,716

     Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. The Company places its temporary cash investments with high credit quality financial institutions. At times such cash may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. At December 31, 2007, the Company had approximately $75,254 of cash in excess of FDIC insured limits. During 2008 FDIC limits increased and at December 31, 2008, all cash balances, excluding the money market funds, are fully insured by the FDIC. The Company’s money market funds are invested entirely in U.S. Treasury securities, which do not expose the Company to significant credit risk. The Company considers its investments in money market funds to be available for use in its operations. The Company reports money market funds at fair value, which approximates amortized cost.

6. INVENTORIES
     The components of inventories, stated at the lower of LIFO cost or market, are:

	Successor
	December 31,	December 31,
	2007	2008
	$	$

Raw materials	50,683	55,311
Work-in-process	43,190	37,945
Finished goods	46,070	28,716

Total inventory subject to LIFO valuation, at FIFO cost	139,943	121,972
LIFO Adjustment	34,015	40,379
Less lower of LIFO cost or market reserve	(14,323)	(51,319)

Inventory at lower of LIFO cost or market	159,635	111,032
Supplies	20,615	27,987

Total inventory	180,250	139,019

     The LCM reserve is based on the Company’s best estimates of product sales prices as indicated by the price of aluminum in commodity markets at year end and customer demand patterns, which are subject to general economic conditions. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory losses, which could have a material effect on the Company’s results of operations and financial condition in the near term.
     Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs.
     The Company uses the LIFO method of valuing raw materials, work-in process and finished goods inventories. An actual valuation of these components under the LIFO method is made at the end of each year based on the inventory levels and costs at that time. During the period from May 18, 2007 to December 31, 2007, the Company recorded a LIFO liquidation loss of $3,282 due to a decrement in inventory quantities. During the year ended December 31, 2008, the Company recorded a LIFO liquidation loss of $10,596 due to a decrement in inventory quantities.
7. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

		Successor
	Estimated useful	December 31,	December 31,
	lives	2007	2008
	(in years)	$	$

Land	—	12,000	11,921
Buildings and improvements	10 – 47	85,566	87,155
Machinery and equipment	3 – 50	604,019	632,834
Construction in progress	—	21,524	22,495

		723,109	754,405
Accumulated depreciation		(65,298)	(154,782)

Total property, plant and equipment		657,811	599,623

     Cost of sales includes depreciation expense of the following amount in each period:

$
Period from January 1, 2006 to August 15, 2006 (Pre-predecessor)	23,636
Period from August 16, 2006 to December 31, 2006 (Predecessor)	32,509
Period from January 1, 2007 to May 17, 2007 (Predecessor)	28,639
Period from May 18, 2007 to December 31, 2007 (Successor)	67,374
Year ended December 31, 2008 (Successor)	94,531

8. GOODWILL
     Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. The Company evaluates goodwill for impairment using a two-step process provided by SFAS No. 142.
     The following presents changes in the carrying amount of goodwill for the following periods:

	Upstream	Downstream	Total

Balance at August 15, 2006 (Predecessor)	210,678	73,123	283,801
Changes in purchase price allocations	537	—	537

Balance, December 31, 2006 (Predecessor)	211,215	73,123	284,338

Balance at May 18, 2007 (Successor)	120,890	136,599	257,489
Changes in purchase price allocations	3,963	(5,330)	(1,367)

Balance, December 31, 2007 (Successor)	124,853	131,269	256,122
Changes in purchase price allocations	4,588	(464)	4,124
Tax adjustment	8,269	(239)	8,030
Impairment loss	—	(25,500)	(25,500)

Balance, December 31, 2008 (Successor)	137,710	105,066	242,776

     Based upon the final evaluation of the fair value of the Company’s tangible and intangible assets acquired and liabilities assumed as of the closing date of the Apollo Acquisition, we recorded valuation adjustments that increased goodwill and decreased property, plant and employment $4,124 in March 2008.
     In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 93-7 (“EITF 93-7”), Uncertainties Related to Income Taxes in a Purchase Business Combinations, adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill, if any. Following the guidance of EITF 93-7, the Company recorded a $10,989 adjustment to increase goodwill in June 2008 to account for the difference between the estimated deferred tax asset for the carryover basis of acquired federal net operating loss and minimum tax credit carryforwards and the final deferred tax asset for such net operating loss and minimum tax credit carryforwards. In December 2008, the Company recorded a $2,959 adjustment to decrease goodwill to reflect the final determination of taxes owed from the Predecessor period.
     At October 1, 2008, no impairment was indicated for either reporting unit in the first step of the Company’s October 1 annual impairment test. However, during the fourth quarter as the impact of the global economic contraction began to be realized in both reporting units and as the Company announced its workforce and business process restructuring (See Note 3), additional impairment testing was necessary at December 31, 2008. The additional testing resulted in a $25,500 impairment write down of goodwill in the downstream business, reflecting continued weakness in end markets and the view that the acute decline in foil demand continues to put pressure on pricing as industry capacity utilization is operating well below historic levels. The Company’s SFAS No. 142 analyses included assumptions about future profitability and cash flows of its reporting units, which the Company believes to reflect its best estimates at the date the valuations were performed (October 1 and December 31.) The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions employed by the Company will be materially different from the actual amounts or results, and that additional impairment charges for either or both reporting units will be necessary in 2009.

9. OTHER INTANGIBLE ASSETS
     Intangible assets consist of the following:

	Successor
	December 31, 2007	December 31, 2008
	$	$

Intangible assets:
Non-amortizable:
Trade names (indefinite life)	20,494	20,494
Amortizable:
Customer relationships (15 year weighted-average life)	51,288	51,288
Other (2.5 year weighted-average life)	689	689

	72,471	72,471
Accumulated amortization	(2,335)	(6,104)

Total intangible assets, net	70,136	66,367

     The Company recognized in amortization expense related to intangible assets the following amounts in each period:

$
Period from January 1, 2006 to August 15, 2006	667
Period from August 16, 2006 to December 31, 2006	332
Period from January 1, 2007 to May 17, 2007	998
Period from May 18, 2007 to December 31, 2007	2,335
Year ended December 31, 2008	3,769
     Expected amortization of intangible assets for each of the next five years is as follows:

$
2009	3,555
2010	3,425
2011	3,425
2012	3,425
2013	3,425
10. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
     Accounts receivable, net consists of the following:

	Successor
	December 31,	December 31,
	2007	2008
	$	$

Trade	97,394	76,031

Allowance for doubtful accounts	(225)	(1,559)

Total accounts receivable, net	97,169	74,472

     Other assets consist of the following:

	Successor
	December 31,	December 31,
	2007	2008
	$	$

Deferred financing costs, net of amortization	33,777	27,736
Cash surrender value of life insurance	25,243	15,727
Other	21,196	26,053

Total other assets	80,216	69,516

     Accrued liabilities consist of the following:

	Successor
	December 31,	December 31,
	2007	2008
	$	$

Compensation and benefits	13,331	16,301
Workers’ compensation	2,990	3,299
Asset retirement and site restoration obligations	2,463	2,193
Due to Xstrata	6,980	14
Pension liability and other	5,978	3,803
Restructuring	—	6,843

Total accrued liabilities	31,742	32,453

     Other long-term liabilities consist of the following:

	Successor
	December 31,	December 31,
	2007	2008
	$	$

Asset retirement and site restoration obligations	6,339	6,602
Workers compensation benefits	7,182	9,159
FIN 48 liability	8,819	9,560
Deferred compensation and other	7,390	14,261

Total other long-term liabilities	29,730	39,582

11. RELATED PARTY TRANSACTIONS
     In April 2007, the Predecessor and its parent settled intercompany receivables and payables, and the Company transferred to its parent all of the stock of various subsidiaries, including American Racing Equipment of Kentucky, Inc. (“ARE”) and GCA Lease Holding, Inc. In connection with these transactions, the Predecessor’s parent made capital contributions of $128,600 (of which $101,256 was in cash) and received a dividend of $26,541 (of which $25,000 was in cash).
     Pursuant to a transaction fee agreement between the Company and Apollo, the Company paid Apollo approximately $12,349 at the consummation of the Apollo Acquisition for various services performed by Apollo and its affiliates in connection with the Apollo Acquisition and to reimburse Apollo for related expenses.
     In connection with the Apollo Acquisition, the Company entered into a management consulting and advisory services agreement with Apollo and its affiliates for the provision of certain structuring, management and advisory services for an initial term ending on December 31, 2018. The Company also agreed to indemnify Apollo and its affiliates and their directors, officers, and representatives for potential losses relating to the services contemplated under these agreements. Terms of the agreement provide for annual fees of $2,000, payable in one lump sum annually. The Company records the fees within selling, general and administrative expenses in the Company’s statements of operations.
     Accounts payable to affiliates consist of the following and are due in the ordinary course of business:

	Successor
	December 31, 2007	December 31, 2008
	$	$

Gramercy Alumina LLC	27,571	34,250

     The Company purchased alumina in transactions with Gramercy Alumina LLC, a 50% owned joint venture with Century Aluminum Company, and at prices which management believes approximated market values. Purchases from Gramercy Alumina LLC were as follows:

$
Period from January 1, 2006 to August 15, 2006 (Pre-predecessor)	94,369
Period from August 16, 2006 to December 31, 2006 (Predecessor)	40,614
Period from January 1, 2007 to May 17, 2007 (Predecessor)	51,731
Period from May 18, 2007 to December 31, 2007 (Successor)	87,120
Year ended December 31, 2008 (Successor)	163,548
     The Company sells rolled aluminum products to Goodman Global, Inc., a previous portfolio company of Apollo which was sold in February 2008, under a two-year sales contract that extends through 2009. The Company also sells rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to these entities were as follows:

	Goodman	Berry Plastics
	Global, Inc.	Corporation
	$	$

Period from May 18, 2007 to December 31, 2007 (Successor)	38,955	8,403
Year ended December 31, 2008 (Successor)	60,423	8,655
12. LONG-TERM DEBT
     A summary of long-term debt is as follows:

	Successor
	December 31,	December 31,
	2007	2008
	$	$
Noranda:
Senior Floating Rate Notes due 2014 (unamortized discount of $2,078 and $1,842 at December 31, 2007 and 2008, respectively)	217,922	218,158
Noranda AcquisitionCo:
Term B loan due 2014	423,750	393,450
Senior Floating Rate Notes due 2015	510,000	510,000
Revolving credit facility	—	225,000

Total long-term debt	1,151,672	1,346,608
Less: current portion	(30,300)	(32,300)

	1,121,372	1,314,308

Secured Credit Facilities
     In connection with the Apollo Acquisition, Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, which consist of:
•	a $500,000 term B loan with a maturity of seven years, which was fully drawn on May 18, 2007, of which $76,250 and $106,550 of which had been repaid at December 31, 2007 and 2008, respectively.

•	a $250,000 revolving credit facility with a maturity of six years, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice. Outstanding letter of credit amounts consisted of $3,500 and $7,012 at December 31, 2007 and 2008, respectively.
     The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200,000. Incurrence of such incremental indebtedness under the senior secured facilities is subject to, among other things, Noranda AcquisitionCo’s compliance with a Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) of 2.75 to 1.0 until December 31, 2008 and 3.0 to 1.0 thereafter. At December 31, 2007 and 2008, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans.
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
Term B loan
     Interest on the term B loan is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2007 and 2008) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loan). The interest rate at December 31, 2007 and 2008 was 6.91% and 4.24%, respectively. Interest on the term B loan is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75,000 on the term B loan. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.
     Noranda AcquisitionCo is required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of the Company’s Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loan) within 95 days after the end of each fiscal year after 2008. The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loan shall be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) or the amount of term B loan that has been repaid. This amount is $30,300 and $32,300 at December 31, 2007 and 2008, respectively.
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
     Interest on the revolving credit facility is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2007 and 2008) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable no less frequently than quarterly. The interest rate at December 31, 2008 was 2.46%. The revolving credit facility was undrawn on the closing of the Apollo Acquisition and on December 31, 2007. As of December 31, 2008, $225,000 had been drawn on the revolving credit facility. Noranda AcquisitionCo has outstanding letters of credit totaling $3,500 and $7,012 under the revolving credit facility at December 31, 2007 and 2008, respectively, and $246,500 and $17,988 was available for borrowing under this facility at December 31, 2007 and 2008, respectively.
     In addition to paying interest on outstanding principal under the revolving credit facility, Noranda AcquisitionCo is required to pay:
•	a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.5% per annum subject to step down if certain financial tests are met; and

•	additional fees related to outstanding letters of credit under the revolving credit facility at a rate of 2.0% per annum.
Certain Covenants
     The senior secured credit facilities contain various restrictive covenants. Among other things, these covenants restrict Noranda AcquisitionCo’s ability to incur indebtedness or liens, make investments or declare or pay any dividends. The company was in compliance with all restrictive covenants at December 31, 2007 and 2008.
AcquisitionCo Notes
     In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510,000 Senior Floating Rate Notes (the “AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The proceeds of the AcquisitionCo Notes were used to finance the Apollo Acquisition and to pay related fees and expenses. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash; for any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo

PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The cash interest rate was 8.80% at December 31, 2007 and 7.35% at December 31, 2008.
     The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. In addition, on September 7, 2007, Noranda fully and unconditionally guaranteed the AcquisitionCo Notes on a joint and several basis along with the existing guarantors. The guarantee by Noranda is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda at any time. Noranda has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda with no operations independent of its subsidiaries which guarantee the AcquisitionCo Notes.
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
HoldCo Notes
     On June 7, 2007, Noranda issued Senior Floating Rate Notes (the “HoldCo Notes”) in aggregate principal amount of $220,000, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, Noranda may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, Noranda must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The cash interest rate was 10.55% at December 31, 2007 and 9.10% at December 31, 2008.
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
     Subsequent to December 31, 2008, the Company acquired $131,835 aggregate principal amount of HoldCo notes for an aggregate purchase price of $32,959.
13. PENSIONS AND OTHER POST-RETIREMENT BENEFITS
Pension benefits
     The Company sponsors defined benefit pension plans for hourly and salaried employees.
     The Company’s funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. In addition, the Company provides supplemental executive retirement benefits (SERP) for certain executive officers. The Company uses a measurement date of December 31 to determine the pension and other post-retirement benefits (OPEB) liabilities.
     On December 4, 2008, the Company announced a company wide workforce and business process restructuring designed to reduce operating costs, conserve liquidity and improve operating efficiencies. Refer to Note 3 for further information on the restructuring. As a result, the Company offered special voluntary termination benefits (“window benefits”) to employees that (1) met certain criteria for early retirement and (2) accepted the window benefit by the required deadline of December 19, 2008.

     The Company has accounted for the window benefits in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS No. 88”). For the year ended December 31, 2008, the Company recognized a termination benefit loss of $2,127 and curtailment loss of $1,124 within net periodic benefit cost.
Plan assets
     The Company’s pension plan’s weighted-average asset allocations at December 31, 2007 and 2008 and the target allocation for 2009, by asset category are as follows:

			Target
			Allocation
	2007	2008	2009
	%	%	%
Fixed income	28	38	35
Equity securities	72	62	65
     The Company seeks a balanced return on plan assets through a diversified investment strategy.
     Plan assets consist principally of equities and fixed income accounts. In developing the long-term rate of return assumption for plan assets, management evaluates the plans’ historical cumulative actual returns over several periods, which have all been in excess of related broad indices, as well as long-term inflation assumptions. Management anticipates that the plan’s investments will continue to generate long-term returns of at least 8.25% per annum.
Other post-retirement benefits
     The Company also sponsors other post-retirement benefit plans for certain employees. The Company sponsored post-retirement benefits include life insurance benefits and health insurance benefits and are funded as retirees submit claims. These health insurance benefits only cover eight employees. The OPEB benefit obligation included estimated health insurance benefits of $576, $672 and $206 at December 31, 2006, 2007 and 2008, respectively. The healthcare cost trend rates used in developing the periodic cost and the projected benefit obligation are 9% grading to 5% over four years.

     The change in benefit obligation and change in plan assets are as follows:

	Pension
	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from	Year ended
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	December 31,
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	2008

	$	$	$	$	$

Change in benefit obligation:
Benefit obligation at beginning of period	217,379	224,300	242,388	244,199	259,843
Service cost	4,747	2,372	2,917	4,688	8,234
Interest cost	8,345	4,173	5,364	9,127	16,474
Plan changes	—	—	744	5,879	(961)
(Gains) losses	(479)	14,500	(868)	1,319	1,629
Settlements	—	—	(2,660)	—	(356)
Benefits paid	(5,692)	(2,957)	(3,686)	(5,369)	(11,327)
Special termination benefits	—	—	—	—	2,132
Curtailments	—	—	—	—	241

Benefit obligation at end of period	224,300	242,388	244,199	259,843	275,909

Change in plan assets:
Fair value of plan assets at beginning of period	200,966	203,818	213,910	219,096	220,761
Actual return on plan assets	8,302	12,416	8,148	(1,148)	(67,328)
Employer contributions	242	633	3,384	8,182	18,256
Settlements	—	—	(2,660)	—	(356)
Benefits paid	(5,692)	(2,957)	(3,686)	(5,369)	(11,327)

Fair value of plan assets at end of period	203,818	213,910	219,096	220,761	160,006

	OPEB
	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from	Year ended
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	December 31,
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	2008

	$	$	$	$	$

Change in benefit obligation:
Benefit obligation at beginning of period	8,332	8,298	8,276	7,460	7,526
Service cost	126	74	58	96	135
Interest cost	285	171	158	260	419
Plan changes	—	—	—	—	—
(Gains) losses	(235)	(141)	(939)	(137)	(371)
Settlements	—	—	—	—	—
Benefits paid	(210)	(126)	(93)	(153)	(276)

Benefit obligation at end of period	8,298	8,276	7,460	7,526	7,433

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—	—
Actual return on plan assets	—	—	—	—	—
Employer contributions	210	126	93	153	276
Settlements	—	—	—	—	—
Benefits paid	(210)	(126)	(93)	(153)	(276)

Fair value of plan assets at end of period	—	—	—	—	—

     The net liability is recorded in the consolidated balance sheets as follows:

	Pension		OPEB
	Successor		Successor
	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008
	$	$	$	$

Current liability	(422)	(2,198)	—	(279)
Non-current liability	(38,660)	(113,705)	(7,526)	(7,154)

Funded Status	(39,082)	(115,903)	(7,526)	(7,433)

Amounts recognized in accumulated other comprehensive loss consist of:

	Pension		OPEB
	Successor		Successor
	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008
	$	$	$	$

Net actuarial loss (gain)	13,883	100,772	(153)	(484)
Prior service cost	5,697	3,461	—	—

Accumulated other comprehensive loss	19,580	104,233	(153)	(484)

     Net periodic benefit costs were comprised of the following elements:

	Pension
	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from	Year
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	ended
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008

	$	$	$	$	$

Service cost	4,747	2,372	2,917	4,688	8,234
Interest cost	8,345	4,173	5,364	9,127	16,474
Expected return on plan assets	(11,281)	(5,655)	(6,846)	(11,417)	(18,156)
Net amortization and deferral	1,046	525	(34)	180	540
Curtailment loss	—	—	—	—	1,124
Settlement loss	—	—	—	—	80
Termination benefit	—	—	—	—	2,132

Net periodic cost	2,857	1,415	1,401	2,578	10,428

Weighted-average assumptions:
Discount rate	5.90%	5.90%	5.90%	5.90%	6.00%
Expected rate of return on plan assets	8.60%	8.60%	8.60%	8.60%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.25%
Net periodic benefit costs were comprised of the following elements:

	OPEB
	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from	Year
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	ended
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008

	$	$	$	$	$

Service cost	126	74	58	96	135
Interest cost	285	171	158	260	419
Expected return on plan assets	—	—	—	—	—
Net amortization and deferral	141	—	10	16	(40)

Net periodic cost	552	245	226	372	514

Weighted-average assumptions:
Discount rate	5.90%	5.90%	5.90%	6.00%	6.00%
Rate of compensation increase.	N/A	N/A	5.00%	4.25%	4.25%

     The effects of one-percentage-point change in assumed health care cost trend rate on post-retirement obligation are as follows:

	1% Decrease	Assumed	1% Increase
	in Rates	Rates	in Rates
	$	$	$

Aggregated service and interest cost	554	554	554
Accumulated postretirement benefit obligation	7,431	7,433	7,434
     Amounts applicable to the Company’s pension plan with projected and accumulated benefit obligations in excess of plan assets are as follows:

	Successor
	December 31, 2007	December 31, 2008
	$	$

Projected benefit obligation	259,838	275,909
Accumulated benefit obligation	244,826	263,631
Fair value of plan assets	220,761	160,006
Expected employer contributions:
     The Company expects to contribute $2,655 to the pension plan and $278 to the health insurance plan in 2009. The Company had no regulatory contribution requirements for 2008.
Expected future benefit payments:
     The following table provides the estimated future benefit payments for the pension and other post- retirement benefit plans of the Company at December 31, 2008:

	Pension	OPEB
	Benefits	Benefits
	$	$

Year ending December 31
2009	13,646	278
2010	12,630	290
2011	13,828	302
2012	15,053	316
2013	16,264	328
2014-2018	99,995	2,358

Total	171,416	3,872

     Defined Contribution Plan
     The Company also has defined contribution retirement plans that cover its eligible employees. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. The Company’s contributions to these plans are based on employee contributions and were as follows:

$
Period from January 1, 2006 to August 15, 2006 (Pre-predecessor)	1,609
Period from August 16, 2006 to December 31, 2006 (Predecessor)	663
Period from January 1, 2007 to May 17, 2007 (Predecessor)	1,029
Period from May 18, 2007 to December 31, 2007 (Successor)	1,537
Year ended December 31, 2008 (Successor)	2,586

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS
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
     Options granted under the Incentive Plan generally have a ten year term. Employee option grants generally consist of time-vesting options (“Tranche A”) and performance vesting options (“Tranche B”). The time-vesting options generally vest in equal one-fifth installments on each of the first five anniversaries of the date of grant or on the closing of Apollo’s acquisition of the Company, as specified in the applicable award agreements, subject to continued service through each applicable vesting date. The performance-vesting options vest upon the Company’s investors’ realization of a specified level of investor internal rate of return (“investor IRR”), subject to continued service through each applicable vesting date.
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
     On June 13, 2007, the Company executed a recapitalization in which the proceeds of a $220,000 debt offering were distributed to the investors. The fair value of the Company was determined to be $15.50 per share prior to the distribution of $10 per share; the resulting value of the Company after the distribution was $5.50 per share. The award holders were given $10 of value in the form of an immediately vested cash payment of $6 per share and a modification of the exercise price of the option from $10 per share to $6 per share. Under SFAS 123(R), this was considered a modification due to an equity restructuring. Twenty-four employees were affected by this modification. The total incremental compensation cost resulting from the modification was $4,126.

     On October 23, 2007, the Company granted 200,000 options to Apollo Management VI L.P. and Apollo Alternative Assets funds for making available certain non-employee directors to the Company. It was subsequently determined that due to an administrative error, the number of options awarded on October 23, 2007 exceeded the amount intended to be awarded and the exercise price was lower than intended. In order to correct the administrative error, on March 10, 2008, the Company modified the term of options granted in October 2007 from 200,000 options at $6 per share to 60,000 options at $20 per share. Options granted to Apollo Management VI L.P. and Apollo Alternative Assets are fully vested at grant. This modification did not result in any additional stock compensation expense for the year ended December 31, 2008.
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
     The Company entered into a Termination and Consulting Agreement with Rick Anderson on October 14, 2008, in connection with his retirement on October 31, 2008 as Chief Financial Officer. Pursuant to that agreement, in October 2008 the Company recorded approximately $463 of compensation cost for cash severance, all of which was paid by January 2009. Additionally, the Company recorded approximately $675 of compensation cost associated with the accelerated vesting of Mr. Anderson’s unvested stock options, since, pursuant to the agreement, Mr. Anderson’s Company stock options will continue to vest during the consulting term, although Mr. Anderson will generally be unable to exercise the options until the expiration of the term of the agreement in May 2012. Mr. Anderson has agreed to certain ongoing confidentiality obligations and to non-solicitation and non-competition covenants following his retirement from the Company.
     At December 31, 2008 the expiration of the call option upon a qualified public offering would have resulted in the immediate recognition of $3,118 of compensation expense related to the cost of Tranche B options where the investor IRR targets were previously met and $620 of compensation expense related to the cost of options where the offering (together with a $4.70 per share dividend paid in June 2008) would cause the performance option to be met. Further, the period over which the Company recognizes compensation expense for service awards would change from May 2014 to five years prospectively from the date of the qualified public offering, which, based on options outstanding at December 31, 2008, would increase annual stock compensation expense by approximately $776.
     The summary of company stock option activity and related information for the Noranda stock option plan is as follows, after reflecting the effects of modifications to exercise price discussed above:

	Employee Options and
	Non-Employee		Investor Director
	Director Options		Provider Options

		Weighted		Weighted-
		- Average	Common	Average
	Common Shares	Exercise Price	Shares	Exercise Price

Outstanding—May 18, 2007	—	—	—	—
Granted	687,678	$4.00	210,000	$4.67
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(23,835)	$4.00	—	—

Outstanding—December 31, 2007	663,843	$4.00	210,000	$4.67
Granted	308,500	$18.00	60,000	$18.00
Modified	—	—	(200,000)	$4.00
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(62,119)	$6.03	—	—

Outstanding—December 31, 2008	910,224	$8.61	70,000	$18.00

Fully vested — end of period (weighted average remaining contractual term of 8.5 years)	366,438	$4.00	70,000	$18.00

Currently exercisable — end of period (weighted average remaining contractual term of 8.5 years)	329,658	$4.00	70,000	$18.00

     For Tranche A options, the fair value of each employee’s options with graded vesting was estimated using the Black-Scholes-Merton option pricing model. The weighted-average grant date fair value of options granted during the period May 18, 2007 to December 31, 2007 was $16.25 for employee options and $17.06 for Non-Apollo Director options and the weighted-average grant date fair value of options granted for the year ended December 31, 2008 was $7.10 for employee options and $9.79 for Non-Apollo Director options.
     For Tranche B options, the options associated with an investor rate of return target, an adaptation of the Black-Scholes-Merton option valuation model, which took into consideration the internal rate of return thresholds, was used to estimate fair value. The Company believes this model adaptation is equivalent to the use of a path-dependent lattice model. Options granted to “Investor Director Providers” are valued using the same option pricing models as those used for employee options, being the Black-Scholes-Merton option pricing model.
     The following weighted-average assumptions were used for these estimates:

	Period from May 18, 2007 to		Year ended
	December 31, 2007		December 31, 2008
		Non-Apollo		Non-Apollo
	Employee	Director	Employee	Director
Risk-free interest rate	4.3%	4.6%	3.1%	3.2%
Expected dividend yield	—	—	—	—
Expected term (in years)	7.1	10.0	5.9	6.3
Expected volatility	50.0%	54.0%	44.9%	45.7%
     Expected volatility was based on the historical volatility of representative peer companies’ stocks. The expected term assumption at grant date is generally based on the assumed date of a qualified public offering or other change-in-control event, plus an estimated additional holding period until option exercise. Expected dividend yield was based on management’s expectation of no dividend payments. Risk free interest rates were based on the U.S. Treasury yield curve in effect at the grant date.
     As of December 31, 2008, total compensation expense related to non-vested options which was not yet recognized was $8,411 and will be recognized over the weighted-average period of 5.9 years. The total fair value of shares that vested during the period from May 18, 2007 to December 31, 2007 and for the year ended December 31, 2008 was $3,584 and $6,473, respectively.
     Selling, general and administrative expenses include the following amounts of share-based compensation expense, excluding cash payments made upon the modification of outstanding options:

$
Period from May 18, 2007 to December 31, 2007 (Successor)	3,816
Year ended December 31, 2008 (Successor)	2,376
Falconbridge Stock Option Plan
     Under the Employee Stock Option Plan (the “Falconbridge Plan”), Falconbridge Limited historically granted stock options (the “Falconbridge Options”) to key employees of Noranda Aluminum, Inc. to purchase common stock in Falconbridge Limited. Option grants under this plan had terms of 10 years, with certain restrictions. Prior to the Xstrata Acquisition, all outstanding stock options were immediately vested and then exercised.
     The Company amortized the fair value of all stock based awards on a straight-line basis over the requisite service period, which generally was the vesting period. The fair value per option was determined by Falconbridge Limited.
     There were no options granted under the Falconbridge Plan for any of the reported periods.
     The summary of company stock option activity and related information for the stock option plans is as follows:

Pre-predecessor
Period from January 1, 2006 to
August 15, 2006
Weighted-
Average
	Common Shares	Exercise Price
Outstanding—beginning of period	1,751,060	17.27
Granted	—	—
Exercised	(1,751,060)	17.27
Expired	—	—
Forfeited	—	—
Outstanding—end of period	—	—

     As of August 15, 2006, all options that had been issued to Noranda Aluminum, Inc. employees and directors had been fully vested and exercised.
     Selling, general and administrative expenses include the following amounts of stock-based compensation expense under the Falconbridge Plan:

$
Period from January 1, 2006 to August 15, 2006 (Pre-predecessor)	2,561
15. INCOME TAXES
     Income tax provision (benefit) is as follows:

	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from	Year
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	ended
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008

	$	$	$	$	$

Current
Federal	(370)	21,228	26,785	6,274	38,320
State	—	1,210	1,355	1,483	2,189

	(370)	22,438	28,140	7,757	40,509

Deferred
Federal	36,002	8,092	(15,519)	(4,765)	(70,160)
State	3,112	(6,953)	1,034	2,145	(3,262)

	39,114	1,139	(14,485)	(2,620)	(73,422)

	38,744	23,577	13,655	5,137	(32,913)

     As of December 31, 2008, the Company has state net operating loss carryforwards of approximately $68,464 expiring in years 2015 through 2025. In addition, the Company has state tax credit carryforwards at December 31, 2008 of $1,849 expiring in years 2015 through 2026.
     SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, the Company recorded an additional $8,554 valuation allowance on such assets in 2008. At December 31, 2008, $11,935 of valuation allowances, if recognized, would have resulted in an adjustment to goodwill. However, for years beginning after December 31, 2008, SFAS No. 141R (See Note 1) will require subsequent changes to valuation allowances recorded in purchase accounting to be recorded as income tax expense (regardless of when the acquisition occurred).
     As of December 31, 2008, the Company has not provided for withholding or United States federal income taxes on approximately $42,068 of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $19,499 of deferred income taxes would have been provided.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2008 are as follows:

	Successor
	December 31,	December 31,
	2007	2008
	$	$

Deferred tax liabilities:
Property related	189,109	164,760
Investments	45,345	44,153
Inventory	24,660	8,380
Intangibles	26,770	25,067
Derivatives	—	115,065
Other	1,033	1,175

Total deferred tax liabilities	286,917	358,600

Deferred tax assets:
Compensation related	21,074	62,370
Capital and net operating loss carryforwards	6,511	13,326
Minimum tax credit and state tax credit carryforward	1,185	1,202
Derivatives	18,796	—
Other	9,845	7,866

Total deferred tax assets:	57,411	84,764

Valuation allowance for deferred tax assets	(4,270)	(12,824)

Net deferred tax assets	53,141	71,940

Net deferred tax liability	233,776	286,660

Reconciliation of Income Taxes
     The reconciliation of the income taxes, calculated at the rates in effect, with the effective tax rate shown in the statements of operations, is as follows:

	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	Year ended
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008

	$	$	$	$	$

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
(Decrease) increase in tax rate resulting from State & local income taxes, net of federal benefit	1.8	(5.7)	5.6	17.8	0.9
Equity method investee income	(2.5)	(0.3)	(3.4)	(9.1)	0.8
IRC Sec. 199 manufacturing deduction	—	(0.6)	(6.3)	(3.5)	1.8
Goodwill impairment	—	—	—	—	(8.3)
Discharge of indebtedness	—	—	17.9	—	—
Other permanent items	0.7	7.5	0.1	(1.6)	0.6

Effective tax rate	35.0%	35.9%	48.9%	38.6%	30.8%

     The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of approximately $1,226 to the January 1, 2007 retained earnings balance. As part of the Apollo Acquisition, Xstrata indemnified the Company for tax exposures. Therefore, the Company had a receivable of $4,033 and $4,379 from Xstrata at December 31, 2007 and December 31, 2008, respectively, equal to the Company’s FIN 48 liability (net of federal benefits) for the tax exposures related to tax positions occurring through the date of the Apollo Acquisition. As of December 31, 2007 and December 31, 2008, the Company had unrecognized income tax benefits of approximately $10,059 and $10,111, respectively.

     A reconciliation of the December 31, 2007 and December 31, 2008 amount of unrecognized tax benefits is as follows:

	Successor
	December 31, 2007	December 31, 2008
	$	$

Beginning of period	10,011	10,059
Tax positions related to the current period
Gross additions	48	54
Gross reductions	—	—
Tax positions related to prior years
Gross additions	—	29
Gross reductions	—	(31)
Settlements	—	—
Lapses on statute of limitations	—	—

End of period	10,059	10,111

     For years ending prior to December 31, 2008, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was not material because the majority of unrecognized tax benefits relate to periods prior to the Apollo Acquisition and their recognition, if any, would have resulted in an adjustment to goodwill. However, for years beginning after December 31, 2008, SFAS No. 141R (See Note 1) will require subsequent recognition of unrecognized tax benefits recorded in purchase accounting to be recorded as income tax expense (regardless of when the acquisition occurred) and, as a result, the total amount of net unrecognized tax benefits as of 2008 that, if recognized, would affect the effective tax rate is $7,196. The Company elected to accrue interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company has accrued interest and penalties related to unrecognized tax benefits of approximately $228 at December 31, 2007 and $906 at December 31, 2008, respectively.
     The Company files a consolidated federal and various state income tax returns. The earliest years open to examination in the Company’s major jurisdictions is 2006 for federal income tax returns and 2005 for state income tax returns. The Internal Revenue Service (“IRS”) concluded an examination of the Company’s U.S. income tax return for 2005 in the fourth quarter of 2008. The Company agreed to the IRS’ proposed settlement of all issues and recorded a tax receivable of $1,072. Pursuant to the terms of the Apollo Acquisition, the $1,072 in federal income tax refunds will be remitted to Xstrata once received from the IRS.
     Within the next twelve months, the Company estimates that the unrecognized benefits could change; however, due to the Xstrata indemnification, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
16. OPERATING LEASES
     The Company operates certain manufacturing and warehouse facilities under operating leases. In most cases, management expects that in the normal course of business, leases will be renewed or replaced when they expire with other leases.
     The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

Year ending December 31	$
2009	2,476
2010	2,243
2011	1,956
2012	1,453
2013	728
Thereafter	752

     The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed:

	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	Year ended
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008

	$	$	$	$	$

Minimum rentals	2,009	1,206	999	2,249	2,632
Contingent rentals	30	18	20	28	28

	2,039	1,224	1,019	2,277	2,660

     Contingent rentals represent transportation equipment operating lease payments made on the basis of mileage.
17. DERIVATIVE FINANCIAL INSTRUMENTS
     The Company uses derivative instruments to mitigate the risks associated with fluctuations in aluminum and natural gas prices and interest rates. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates fixed price aluminum swaps as cash flow hedges, thus the effective portion of such derivatives is adjusted to fair value through other comprehensive (loss) income, with the ineffective portion reported through earnings. Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings in loss (gain) on derivative instruments and hedging activities in the consolidated statements of operations. As of December 31, 2008, all derivatives are held for purposes other than trading.
Cash flow hedges
Aluminum swaps — fixed price
     In order to reduce the commodity price risk in the upstream business, the Company has implemented an economic hedging strategy for approximately 50% of forecasted aluminum shipments through December 2012. These sale swap arrangements result in fixed sale prices that we consider attractive relative to historical levels and which management believes will stabilize the economic impact of fluctuations in aluminum prices.
     For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2008, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive income was $414,078. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     Due to declines in demand for certain of the Company’s value-added products and uncertain business conditions, at November 30, 2008 management concluded that certain hedged sale transactions were no longer probable of occurring and de-designated hedge accounting for approximately 20,000 pounds of notional amounts settling in 2008, 245,000 pounds of notional amounts settling in 2009, and 32,000 pounds of notional amounts settling in 2010. Based on revised forecasts in place at December 31, 2008, the Company re-designated approximately 144,000 pounds of notional amounts settling in 2009 and approximately 20,000 pounds of notional amounts settling in 2010. In connection with discontinuing hedge accounting for these notional amounts, the Company reclassified $5,184 into earnings because it is probable that these original forecasted transactions will not occur. As a result of the New Madrid power outage on January 28, 2009, and in anticipation of fixed price aluminum purchase swaps described below, the Company discontinued hedge accounting for all of its aluminum fixed-price sale swaps on January 29, 2009.

     The following table summarizes our remaining fixed price aluminum sale swaps as of December 31, 2008:

	Average hedged price
	per pound	Pounds hedged annually
Year	$	(In thousands)
2009	1.09	289,070
2010	1.06	290,536
2011	1.20	290,955
2012	1.27	291,825
     From January 1, 2009 through February 19, 2009 the Company entered into fixed price aluminum purchase swaps covering approximately 424 million pounds of aluminum purchases in 2010, 2011 and 2012 at an average price of approximately $0.75 per pound.
Derivatives not designated as hedging instruments under SFAS No. 133
Aluminum swaps — variable price
     The Company also enters into forward contracts with its customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose the Company to aluminum market price fluctuations, the Company economically hedges this risk by entering into variable price swap contracts with various brokers, typically for terms not greater than one year.
     These contracts are not designated as hedging instruments under SFAS No. 133; therefore, any gains or losses related to the change in fair value of these contracts are recorded in loss (gain) on derivative instruments and hedging activities in the consolidated statements of operations.
Interest rate swaps
     The Company has floating-rate debt which is subject to variations in interest rates. On August 16, 2007, the Company entered into interest rate swap agreement to limit the Company’s exposure to floating interest rates for the periods from November 15, 2007 to November 15, 2011 with notional amounts of $500,000, which decline in increments over time beginning in May 2009 at a 4.98% fixed interest rate.
     The interest rate swap agreements were not designated as hedging instruments under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contracts were recorded in loss (gain) on derivative instruments and hedging activities in the consolidated statements of operations.
Natural gas swaps
     Noranda purchases natural gas to meet its production requirements. These purchases expose Noranda to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, Noranda enters into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price.
     At December 31, 2008, the Company entered into fixed-price swap contracts as an economic hedge for the following volumes of natural gas purchases:

	Average Price Per	Notional amount
Year	million BTU $	million BTU's
2009	9.29	5,995,784
2010	9.00	4,011,984
2011	9.31	2,019,000
2012	9.06	2,022,996
     These contracts were not designated as hedges for accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the gas swap contracts were recorded in loss (gain) on derivative instruments and hedging activities in the consolidated statements of operations.

     The following table presents the fair values and carrying values of the Company’s derivative instruments outstanding:

	Successor
	December 31, 2007		December 31, 2008
	Carrying		Carrying
	value	Fair value	value	Fair value
	$	$	$	$

Aluminum swaps-fixed price	(33,000)	(33,000)	401,909	401,909
Aluminum swaps-variable price	(5,208)	(5,208)	(9,500)	(9,500)
Interest rate swaps	(11,704)	(11,704)	(21,472)	(21,472)
Natural gas swaps	—	—	(33,404)	(33,404)

Total	(49,912)	(49,912)	337,533	337,533

     The December 31, 2008 variable priced aluminum swap balance is net of a $20,321 broker margin call asset.
     The Company recorded losses (gains) for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify for hedge accounting treatment as follows:

	Derivatives qualified		Derivatives not qualified
	as hedges		as hedges
	Amount reclassified	Hedge	Change in
	from AOCI	Ineffectiveness	fair value	Total
	$	$	$	$

Period from January 1, 2006 through August 15, 2006 (Pre-predecessor)	—	—	16,632	16,632
Period from August 16, 2006 through December 31, 2006 (Predecessor)	—	—	5,452	5,452
Period from January 1, 2007 through May 17, 2007 (Predecessor)	—	—	56,467	56,467
Period from May 18, 2007 through December 31, 2007 (Successor)	—	—	(12,497)	(12,497)
Year ended December 31, 2008 (Successor)	24,205	(13,365)	59,098	69,938
     For the year ended December 31, 2008, the amount reclassified from AOCI includes $5,184 reclassified into earnings because it is probable that the original forecasted transactions will not occur.
     Based on the aluminum price curves at December 31, 2008, the company expects to reclassify a gain of $93,625 from accumulated other comprehensive income into earnings during 2009.
18. FAIR VALUE MEASUREMENTS
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
     The table below sets forth by level within the fair value hierarchy the company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008.

	Level 1	Level 2	Level 3	Total Fair Value
	$	$	$	$

Cash equivalents	176,609	—	—	176,609
Derivative assets	—	401,909	—	401,909
Derivative liabilities	—	(64,376)	—	(64,376)

Total	176,609	337,533	—	514,142

     SFAS No. 157 outlines three valuation techniques to measure fair value (i.e., the market approach, the income approach, and the cost approach). The Company determined that the income approach provides the best indication of fair value for its assets and liabilities given the nature of the Company’s financial instruments and the reliability of the inputs used in arriving at fair value.
     Under SFAS No. 157, the inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (i.e., assumptions about risk). Inputs may be observable or unobservable. The Company uses observable inputs in its valuation techniques, and classifies those inputs in accordance with the fair value hierarchy set out in SFAS No. 157 which prioritizes those inputs.
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
     Cash equivalents are comprised of money market funds that are invested entirely in U.S. Treasury securities. These instruments are valued based upon unadjusted quoted prices in active markets and are classified within Level 1.
     Fair values of all derivative instruments within the scope of SFAS No. 157 are classified as Level 2. Those fair values are primarily measured using industry standard models that incorporate inputs including: quoted forward prices for commodities, interest rates, and current market prices for those assets and liabilities. Substantially all of the inputs are observable, as defined in SFAS No. 157, throughout the full term of the instrument.
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

19. ASSET RETIREMENT OBLIGATIONS
     The Company’s asset retirement obligations consist primarily of costs related to the disposal of certain spent pot liners associated with smelter facilities. The current portion of the liability of $2,463 and $2,193 is recorded in accrued liabilities at December 31, 2007 and 2008, respectively. The remaining non-current portion is included in other long-term liabilities.
     The following is a reconciliation of the aggregate carrying amount of liabilities for the asset retirement obligations (“ARO”):

	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from	Year
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	ended
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	December 31, 2008

	$	$	$	$	$

Balance, beginning of year/period	8,562	8,679	8,781	8,793	8,802
Additional liabilities incurred	721	438	354	865	1,558
Liabilities settled	(988)	(570)	(537)	(1,213)	(2,161)
Accretion expense	384	234	195	357	596

Balance, end of year/period	8,679	8,781	8,793	8,802	8,795

     The Company may have other ARO’s that may arise in the event of a facility closure. An ARO has not been recorded for these obligations due to the fact that the liability is not reasonably estimated, as the facility assets have indeterminate economic lives.
20. COMMITMENTS AND CONTINGENCIES
Raw Materials Commitments
     The Company receives alumina at cost plus freight from its Gramercy refinery joint venture (See Note 21). The alumina the Company receives from Gramercy is purchased under a take-or-pay contract, and the Company is obligated to take receipt of its share of Gramercy’s alumina production, even if such amounts are in excess of the Company’s requirements. During fourth quarter 2008, the cost of alumina purchased from Gramercy exceeded the cost of alumina available from other sources. The Company continues to evaluate options to reduce the purchase cost of alumina including evaluating with its joint venture partner the curtailment of Gramercy’s operation.
Labor commitments
     We are a party to six collective bargaining agreements, including three at our joint ventures, which expire at various times. We entered into a five-year labor contract at New Madrid effective September 1, 2007, which provides for an approximately 3% increase per year in compensation. Two agreements with unions at St. Ann expired in 2007. We agreed to a new contract in December 2008, but negotiations continue at the Industrial Disputes Tribunal, Jamaica’s primary labor arbitrator. We experienced a brief work slowdown in April 2008 in connection with these negotiations. A work stoppage, although possible, is not anticipated. All other collective bargaining agreements expire within the next five years. A new collective bargaining agreement at our Newport rolling mill became effective June 1, 2008. The contract at our Salisbury plant expires in the fourth quarter of 2009.
Legal contingencies
     The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.
Guarantees
     In connection with the disposal of a former subsidiary, American Racing Equipment of Kentucky, Inc, (“ARE”) the Company guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. The remaining maximum future payments under these lease obligations as of December 31, 2007 totaled approximately $6,952. During March 2008, the Company was released from the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligation. As of December 31, 2008 the remaining maximum future payments under these lease obligations totaled approximately $2,654. The Company has concluded that it is not probable that it will be required to make payments pursuant to these guarantees and has not recorded a liability for these guarantees. Further, ARE’s purchaser has indemnified the Company for all losses associated with the guarantees.

21. INVESTMENTS IN AFFILIATES
     The Company holds a 50% interest in a Gramercy, Louisiana refinery, Gramercy Alumina LLC. Pursuant to the agreements governing the joint ventures, the Company and its joint venture partner are required to begin negotiations concerning the future of the joint ventures after December 2010.
     The Company also holds a 50% interest in St. Ann Bauxite Limited (“SABL”) a Jamaican limited liability company jointly owned with Century Aluminum Company (“Century”). St. Ann owns 49% of St. Ann Jamaica Bauxite Partnership (“SAJBP”), a partnership of which the Government of Jamaica (“GOJ”) owns 51%. As part of a concession, GOJ grants mining rights that give St. Ann the right to mine bauxite in Jamaica through 2030.
     SABL manages the operations of the partnership, pays operating costs and is entitled to all of its bauxite production. SABL is responsible for reclamation of the land that it mines. SABL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite shipped, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, which currently has been waived, and (v) certain fees for lands owned by the GOJ that are mined by SAJBP. In calculating income tax on revenues related to sales to our Gramercy refinery, SABL uses a set market price, which is negotiated periodically between SABL and the GOJ. SABL is currently in the process of negotiating revisions to the fiscal structure with the GOJ, which may be effective retroactive to January 1, 2008.
     The excess of the carrying values of the investments over the amounts of underlying equity in net assets totaled $124,453 at December 31, 2007 and $116,965 at December 31, 2008. This excess is being amortized on a straight-line basis over a 20 year period for each affiliate. Amortization expense included in equity in net income of investment affiliates is as follows:

$
Period from January 1, 2006 to August 15, 2006 (Pre-predecessor)	4,048
Period from August 16, 2006 to December 31, 2006 (Predecessor)	2,404
Period from January 1, 2007 to May 17, 2007 (Predecessor)	2,445
Period from May 18, 2007 to December 31, 2007 (Successor)	4,680
Year ended December 31, 2008 (Successor)	7,488
     Summarized financial information for the joint ventures (as recorded in their respective financial statements, at full value, excluding the amortization of the excess carrying values of the Company’s investments over the underlying equity in net assets of the affiliates), is as follows:
     Summarized balance sheet information is as follows:

	Successor
	December 31, 2007	December 31, 2008
	$	$

Current assets	151,133	173,661
Non-current assets	92,073	110,933

Total assets	243,206	284,594

Current liabilities	78,007	89,736
Non-current liabilities	16,441	17,558

Total liabilities	94,448	107,294

Equity	148,758	177,300

Total liabilities and equity	243,206	284,594

     Summarized income statement information is as follows:

	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from	Year ended
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	December 31,
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	2008

	$	$	$	$	$

Net sales (1)	287,465	173,326	181,854	303,496	539,375
Gross profit	31,609	12,120	16,435	27,157	25,258
Net income	25,240	11,968	13,960	24,109	30,380

(1)	Net sales include sales to related parties, which include alumina sales to the Company and its joint venture partner, and bauxite sales to Gramercy:

	Pre-predecessor	Predecessor		Successor

	Period from	Period from	Period from	Period from	Year ended
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	December 31,
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	2008

	$	$	$	$	$

Company and joint venture partner	238,366	144,898	122,242	269,017	441,222
Third-party sales	49,099	28,428	59,612	34,479	98,153

	287,465	173,326	181,854	303,496	539,375

     In February 2007, St. Ann received a transfer of income tax credits from its previous owner, Kaiser Aluminum (“Kaiser”), in settlement of a dispute regarding the existence of a postretirement healthcare plan. St. Ann valued these transferred tax credits at zero because of uncertainty related to the Jamaican taxing authorities approving the transfer as well as the timing and amount of the income tax credits. As part of allocating fair value within St. Ann for the purchase price allocation from the Apollo Acquisition in May 2007, the Company valued the tax uncertainty associated with the income tax credits received from Kaiser at zero. In June 2008, St. Ann, reached agreement with the Department of Revenue in Jamaica regarding the timing and amount of the income tax credits. The agreement resolved the tax uncertainty and resulted in a $5,280 reduction of St. Ann’s tax provision and increase to its net income. The Company recorded a $2,640 adjustment to increase equity in net income of investments in affiliates. The Company considered this adjustment to be the settlement of a tax uncertainty existing at the date of the Apollo acquisition. However applicable, U.S. GAAP provides this amount to be included in equity in net income of investment in affiliates, because there were no equity method intangible assets (including goodwill).

22. BUSINESS SEGMENT INFORMATION
     Management at the Company has chosen to organize segments based upon differences in products and services. The Company is comprised of two operating segments, Upstream and Downstream. The upstream business produces value-added aluminum products in the form of billet, used mainly for building construction, architectural and transportation applications, rod, used mainly for electrical applications and steel deoxidation, value-added sow, used mainly for aerospace, and foundry, used mainly for transportation. In addition to these value-added products, the Company produces commodity grade sow, the majority of which is used in our rolling mills. The downstream business has rolling mill facilities whose major foil products are finstock, used mainly for the air conditioning, ventilation and heating industry, referred to as HVAC finstock, and container stock, used mainly for food packaging, pie pans and convenience food containers.
     The Company manages and operates the business segments based on the markets they serve and the products and services provided to those markets. The Company evaluates performance and allocates resources based on profit from operations before income taxes. The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.”
Major Customer Information
     For the years ended December 31, 2007 and 2008, there were no major customers from whom at least 5% of consolidated revenue was derived. No single customer accounted for more than 8% of upstream net sales and 10% of downstream net sales for the last three years. In addition for the periods within the years ended December 31, 2006, 2007 and 2008, there was no dependence of a segment on a customer or a few customers which if lost would have a material adverse effect on the segment.
Geographic Region Information
     Substantially all of the Company’s sales are within the United States. All long-lived assets are located in the United States.

Summary of Business by Segment
     The following is our operating segment information for the periods from January 1, 2006 to August 15, 2006, from August 16, 2006 to December 31, 2006, from January 1, 2007 to May 17, 2007 and from May 18, 2007 to December 31, 2007 and for the year ended December 31, 2008 which also includes segment asset balances.

	Pre-predecessor	Predecessor		Successor

	For the	For the	For the	For the	Year
	period from	period from	period from	period from	ended
	January 1, 2006 to	August 16, 2006 to	January 1, 2007 to	May 18, 2007 to	December 31,
	August 15, 2006	December 31, 2006	May 17, 2007	December 31, 2007	2008

	$	$	$	$	$

Revenues from external customers (1):
Upstream	400,316	243,563	275,157	423,742	660,754
Downstream	415,726	253,118	252,509	443,648	605,673

Total revenues from external customers	816,042	496,681	527,666	867,390	1,266,427

(1) Segment revenues are net of the following intersegment transfers:
Upstream	44,421	25,660	16,932	21,468	97,831
Downstream	—	—	—	—	—

Total intersegment transfers	44,421	25,660	16,932	21,468	97,831
Segment operating income
Upstream	121,461	65,697	78,194	55,826	78,413
Downstream	10,175	8,544	8,151	4,849	(33,993)

Total operating income	131,636	74,241	86,345	60,675	44,420
Interest expense, net	12,672	6,327	6,235	67,243	89,154
Loss (gain) on derivative instruments and hedging activities	16,632	5,452	56,467	(12,497)	69,938
Equity in net income of investments in affiliates	(8,337)	(3,189)	(4,269)	(7,375)	(7,702)
Other, net	45	42	—	—	—

Consolidated income (loss) before income taxes	110,624	65,609	27,912	13,304	(106,970)

Capital Expenditures:
Upstream	13,745	15,937	3,385	31,608	42,866
Downstream	6,793	5,097	2,383	4,564	8,787

Total capital expenditures	20,538	21,034	5,768	36,172	51,653

	Successor
	December 31,	December 31,
	2007	2008
	$	$

Segment assets:
Upstream, including goodwill of $124,853 and $137,710 December 31, 2007 and 2008, respectively	1,046,013	1,326,189
Downstream, including goodwill of $131,269 and $105,066 at December 31, 2007 and 2008, respectively	604,531	609,982

Total assets	1,650,544	1,936,171

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers of
Gramercy Alumina LLC
We have audited the accompanying balance sheets of Gramercy Alumina LLC (the “Company”) as of December 31, 2007 and 2008, and the related statements of operations, changes in members’ equity, comprehensive income, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
New Orleans, Louisiana
February 18, 2009

GRAMERCY ALUMINA LLC
BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2008
(In thousands)

	2007	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$608	$3,982
Trade receivables:
Affiliates	55,553	67,875
Others	8,932	6,081
Other receivables	816	606
Inventories	31,749	32,825
Prepaid expenses	1,225	1,933

Total current assets	98,883	113,302

PROPERTY, PLANT AND EQUIPMENT — Net	33,402	47,391

OTHER ASSETS — Including restricted cash of $7,787 and $7,846 in 2007 and 2008, respectively	10,145	9,848

TOTAL	$142,430	$170,541

LIABILITIES AND MEMBERS’ EQUITY

LIABILITIES:
Current liabilities:
Trade accounts payable	$27,781	$26,570
Accrued employee costs	6,731	6,349
Other current liabilities	2,133	4,075
Due to affiliate	7,388	9,366

Total current liabilities	44,033	46,360

Noncurrent liabilities:
Environmental liabilities	4,558	4,180
Asset retirement obligations	3,144	3,419
Pension and other postretirement benefit obligations	1,486	2,706

Total noncurrent liabilities	9,188	10,305

Total liabilities	53,221	56,665

COMMITMENTS AND CONTINGENCIES (Note 7)

MEMBERS’ EQUITY	89,209	113,876

TOTAL	$142,430	$170,541

See notes to financial statements.

GRAMERCY ALUMINA LLC
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008
(In thousands)

	2006	2007	2008
	(Unaudited)
REVENUE:
Affiliates	$269,172	$278,234	$325,932
Others	84,355	94,091	98,153

Total revenue	353,527	372,325	424,085

COST OF SALES AND EXPENSES:
Cost of sales, excluding depreciation and amortization (includes affiliated purchases of $55,378, $54,317, and $54,262 in 2006 (unaudited), 2007, and 2008, respectively)	328,306	339,495	388,019
Depreciation and amortization	952	2,830	5,060
Accretion expense	147	152	274
Selling, general, and administrative expenses	4,957	5,414	5,715

Total cost of sales and expenses	334,362	347,891	399,068

OPERATING INCOME	19,165	24,434	25,017

INTEREST INCOME	512	662	220

OTHER INCOME — Net	1,585	318	153

NET INCOME	$21,262	$25,414	$25,390

See notes to financial statements.

GRAMERCY ALUMINA LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008
(In thousands)

MEMBERS’ EQUITY — January 1, 2006 (unaudited)	$42,702
Net income (unaudited)	21,262
Other comprehensive income (loss) — minimum pension liability adjustment (unaudited)	64
Adjustment to accumulated other comprehensive income (loss) to initially apply SFAS No. 158 (Note 6) (unaudited)	(197)

MEMBERS’ EQUITY — December 31, 2006 (Unaudited)	63,831
Net income	25,414
Other comprehensive income (loss) — Pension and other postretirement benefit obligations (Note 6)	(36)

MEMBERS’ EQUITY — December 31, 2007	89,209
Net income	25,390
Other comprehensive income (loss) — Pension and other postretirement benefit obligations (Note 6)	(723)

MEMBERS’ EQUITY — December 31, 2008	$113,876

See notes to financial statements.

GRAMERCY ALUMINA LLC
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008
(In thousands)

	2006	2007	2008
	(Unaudited)

COMPREHENSIVE INCOME:
Net income	$21,262	$25,414	$25,390
Other comprehensive income (loss):
Minimum pension liability adjustment	64
Pension and other postretirement benefit obligations		(36)	(723)

TOTAL	$21,326	$25,378	$24,667

See notes to financial statements.

GRAMERCY ALUMINA LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007, AND 2008
(In thousands)

	2006	2007	2008
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,262	$25,414	$25,390
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from insurance settlements	(1,452)
Depreciation, amortization, and accretion	1,099	2,982	5,334
Interest income on restricted cash — net of $0, $70 and $0 cash received in 2006, 2007 and 2008, respectively		(229)	(59)
Changes in operating assets and liabilities:
Trade receivables	(11,258)	(20,731)	(9,471)
Due to/from affiliates	(7,414)	8,023	1,978
Other receivables	886	(701)	210
Inventories	(2,402)	(5,868)	(1,076)
Prepaid expenses	1,509	332	(708)
Other assets	530	60	356
Trade accounts payable	2,448	2,116	(1,992)
Accrued employee costs	(563)	635	(382)
Other operating liabilities	2,058	75	2,062

Net cash provided by operating activities	6,703	12,108	21,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(6,723)	(12,565)	(18,268)
Proceeds from insurance settlements	1,452
Decrease (increase) in restricted cash	(572)	170

Net cash used in investing activities	(5,843)	(12,395)	(18,268)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	860	(287)	3,374

CASH AND CASH EQUIVALENTS — Beginning of year	35	895	608

CASH AND CASH EQUIVALENTS — End of year	$895	$608	$3,982

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES — Payables for capital expenditures	$—	$1,121	$781

See notes to financial statements.

GRAMERCY ALUMINA LLC
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2008, AND
FOR THE YEARS ENDED DECEMBER 31, 2006 (UNAUDITED), 2007, AND 2008
(Information as of and for the year ended December 31, 2006 is unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Operations — Gramercy Alumina LLC (the “Company”) was formed as a limited liability company on March 2, 2004, by Gramercy Alumina Holdings Inc. and Century Louisiana, Inc. Gramercy Alumina Holdings Inc. (a subsidiary of Noranda Aluminum Acquisition Corporation (Noranda) effective May 18, 2007, and Xstrata Plc prior thereto) and Century Louisiana, Inc. (a subsidiary of Century Aluminum Company) each have a 50% ownership interest in the Company. The Company began operations on October 1, 2004. Pursuant to the agreements governing the Company, the members are required to begin negotiations in 2009 concerning continuation of the Company after December 31, 2010.

The Company operates a refinery located in Gramercy, Louisiana. The Gramercy refinery chemically refines bauxite into alumina, the principal raw material used in the production of primary aluminum. The majority of the Company’s alumina production is supplied to production facilities owned by the Company’s members. The remaining sales are generally to third-party users in various industries, including water treatment, flame retardants, building products, detergents, and glass.

Gramercy Alumina Holdings Inc. and Century Louisiana, Inc. acquired the Gramercy alumina refinery and related bauxite mining assets in Jamaica pursuant to the terms of an Asset Purchase Agreement, dated May 17, 2004, with an unrelated third party. The sale was completed on September 30, 2004. The Company was formed to own and operate the Gramercy alumina refinery and St. Ann Bauxite Limited was formed to own and operate the bauxite mining assets in Jamaica.

Gramercy Alumina Holdings Inc. and Century Louisiana, Inc. each contributed as initial capital contributions their 100% interest in the acquired net assets of the Gramercy refinery.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition — The Company recognizes revenue when the risks and rewards of ownership have transferred to the customer. Shipping terms are generally F.O.B. shipping point.

Cash and Cash Equivalents — The Company considers highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Inventories — The Company’s inventories, including bauxite and alumina inventories, are stated at the lower of cost (using average cost) or market.

Property, Plant and Equipment — Property, plant and equipment are recorded at cost. Depreciation is provided on the straight-line basis over the estimated useful lives of the respective assets (12 years weighted average — machinery and equipment). Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized. When items of property, plant, and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recorded in the statement of operations.

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. Any impairment of the asset is recognized when it is probable that such undiscounted cash flows will be less than the carrying value of the asset. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a cash flow model, comparable asset sales or solicited offers. No impairment of long-lived assets was recorded for the years ended December 31, 2006, 2007, and 2008.

Self-Insurance — The Company is primarily self-insured for workers’ compensation and healthcare costs. Self-insurance liabilities are determined based on claims filed and an estimate of claims incurred but not reported. As of December 31, 2007 and 2008, the Company had $1.6 million and $1.5 million of accrued liabilities related to these claims. The Company has $1.4 million in a restricted cash account to secure the payment of workers’ compensation obligations as of December 31, 2007 and 2008. Such amount is included in other assets in the accompanying balance sheets.

Asset Retirement Obligations — In accordance with Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, the Company records the fair value of a legal liability for asset retirement obligations (ARO) in the period in which they are incurred and capitalizes the ARO by increasing the carrying amount of the related assets. The obligations are accreted to their present value each period and the capitalized cost is depreciated over the estimated useful lives (17 to 20 years) of the related assets (see Note 5).

Fair Value of Financial Instruments — The carrying values of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, due to affiliate, and certain accrued liabilities, approximate fair market value due to their short-term nature.

Environmental Liabilities — Costs related to environmental liabilities are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. These amounts are based on the future estimated costs under existing regulatory requirements using existing technology (see Note 7).

Income Taxes — The Company has elected to be treated as a partnership for income tax purposes. Accordingly, income taxes are the responsibility of the members and the financial statements include no provision for income taxes.

Comprehensive Income (Loss) — Comprehensive income (loss) includes net income and other comprehensive income (loss) which, in the case of the Company, consists solely of adjustments related to pension and postretirement benefit obligations. Accumulated other comprehensive losses totaled $234,000 and $957,000 at December 31, 2007 and 2008.

Recent Accounting Pronouncements — In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The effective date of SFAS No. 162 is

November 15, 2008. The adoption of SFAS No. 162 did not have an effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment to FASB Statement No. 133 (SFAS No. 161), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related to contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early adoption has been encouraged by the FASB. Management is currently assessing SFAS No. 161, but does anticipate that implementation of the new standard will have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, it requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also requires expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Management believes that the implementation of SFAS No. 160 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141(R)). According to transition rules of the new standard, the Company will apply it prospectively to any business combinations with an acquisition date on or after January 1, 2009, except that certain changes in SFAS No. 109, Accounting for Income Taxes, may apply to acquisitions, which were completed prior to January 1, 2009. Early adoption is not permitted. Management believes that the implementation of SFAS No. 141(R) will not have a material impact on the Company’s financial statements.
2.	RELATED PARTY TRANSACTIONS
At December 31, 2007 and 2008, due from (to) affiliates consisted of the following (in thousands):

	2007	2008

Trade receivables:
Century Alumina of Kentucky LLC	$27,982	$33,625
Noranda Aluminum, Inc.	27,571	34,250

Total	$55,553	$67,875

Due to affiliate — St. Ann Bauxite Limited	$(7,388)	$(9,366)

The Company purchases the majority of its bauxite from St. Ann Bauxite Limited (SABL), an entity affiliated through common ownership and control (see Note 7). In certain instances, the Company advances funds to SABL prior to the shipment of bauxite. Purchases from SABL approximated $55.4 million, $54.3 million, and $54.3 million for the years ended December 31, 2006, 2007, and 2008, respectively.

The Company is reimbursed for certain management personnel, support personnel, and services (purchasing, IT services, and accounting) provided to SABL. Included in the statements of operations for 2006, 2007, and 2008 is approximately $547,000, $546,000, and $712,000, respectively, of amounts charged to SABL for such personnel, support, and services.

The Company sells a substantial portion of its production to its members or entities affiliated with its members at sales prices which are substantially equivalent to its actual cost per metric ton. Revenues derived from sales to Century Aluminum Company and/or its affiliates and Noranda and/or its affiliates (Xstrata Plc prior to May 18, 2007) approximated $134.2 million and $135.0 million, respectively, in 2006, $139.4 million and $138.9 million, respectively, in 2007, and $162.4 million and $163.5 million, respectively in 2008. (See Note 8)
3.	INVENTORIES
The components of inventories at December 31, 2007 and 2008, were as follows (in thousands):

	2007	2008

Raw materials	$14,661	$14,081
Work-in-process	6,019	7,188
Finished goods	1,834	2,690
Supplies	9,235	8,866

Total	$31,749	$32,825

4.	PROPERTY, PLANT AND EQUIPMENT
At December 31, 2007 and 2008, property, plant and equipment consisted of the following (in thousands):

	2007	2008

Land and improvements	$8,583	$13,373
Machinery and equipment	23,869	29,661
Estimated closure costs associated with asset retirement obligations	2,691	2,691
Construction in progress	2,639	11,106

	37,782	56,831

Less accumulated depreciation and amortization	(4,380)	(9,440)

Total	$33,402	$47,391

Depreciation and amortization expense for the years ended December 31, 2006, 2007, and 2008, totaled $0.952 million, $2.830 million and $5.060 million, respectively.

5.	ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate primarily to costs associated with the future closure of certain red mud lakes at the Gramercy refinery.

A reconciliation of changes in the asset retirement obligations for each of the years ended December 31, 2006, 2007, and 2008, is presented below (in thousands):

	2006	2007	2008
	(Unaudited)

Balance — beginning of year	$1,686	$1,833	$3,144

Revisions in previous estimates		1,159
Accretion expense	147	152	275

Balance — end of year	$1,833	$3,144	$3,419

The Company believes its asset retirement obligations represent reasonable estimates of the costs associated with the future closure of certain red mud lakes at the Gramercy facility. However, given the relatively long time until closure of these assets, such estimates are subject to changes due to a number of factors including, but not limited to, changes in regulatory requirements, costs of labor and materials, and other factors.

At December 31, 2007 and 2008, the Company had $6.2 million of restricted cash in an escrow account as security for the payment of these closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility. These amounts are included in other assets in the accompanying balance sheets.
6.	EMPLOYEE BENEFITS

The Company has a salaried employee savings plan and an hourly employee savings plan for eligible employees. The Company matches 50% of each salaried employee’s pre-tax contributed dollars up to 6% of the employee’s total pre-tax contribution to the plan. Effective January 1, 2006, the Company matches 50% of a specified percentage (ranging from 2% for 2006 to 6% for 2010) of each hourly employee’s pre-tax contributed dollars. Certain hourly employees earn a fixed dollar amount contribution from the Company ranging from $800 to $2,400 based on the participant’s age and service. Plan expenses of approximately $504,000, $398,000, and $399,000 were recorded during the years ended December 31, 2006, 2007, and 2008, respectively.

Effective January 1, 2005, the Company established a defined contribution pension plan for its eligible salaried employees. The Company contributes a percentage ranging from 1% to 10% of a participant’s earnings based on the participant’s age at the beginning of a plan year. Plan expenses of approximately $598,000, $645,000, and $790,000 were recorded during the years ended December 31, 2006, 2007, and 2008, respectively.

The Company entered into an agreement with the United Steelworkers of America (USWA) to establish a defined benefit pension plan for its eligible hourly employees effective January 1, 2005 (the “Pension Plan”). The defined benefit is $52 per month for each year of benefit service prior to 2010, plus $53 per month for each year of benefit service earned on or after January 1, 2010, for each participant.

Plan expense of approximately $1,106,000, $1,045,000 and $1,033,000 were recorded by the Company in 2006, 2007, and 2008, respectively.
The Company’s medical reimbursement plan (the “Medical Plan”) provides certain medical benefits to employees and their spouses upon retirement. To be eligible, a former employee must have greater than 5 years of service and retire after age 55. Plan expenses of approximately $119,000, $124,000 and $143,000 were recorded by the Company in 2006, 2007, and 2008, respectively.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires, among other things, an employer to fully recognize a plan’s overfunded or underfunded status in its balance sheets and recognize the changes in a plan’s funded status in comprehensive income in the year in which the changes occur. Implementation of these provisions of SFAS No. 158 was required for fiscal years ended after December 15, 2006. The Company adopted SFAS No. 158 effective on December 31, 2006. SFAS No. 158 further requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. The Company already measures its plan assets and liabilities as of December 31; therefore, this provision did not impact the Company’s financial statements.

The following table sets forth the changes in benefit obligations, changes in plan assets, and the estimated funded status for the Pension Plan and the Medical Plan and the amounts recognized by the Company as of December 31, 2006, 2007, and 2008 (in thousands):

	Pension Plan			Medical Plan
	2006	2007	2008	2006	2007	2008
	(Unaudited)			(Unaudited)

Change in benefit obligation:
Projected benefit obligation — beginning of year	$1,255	$2,292	$3,402	$135	$238	$333
Service cost	978	945	952	104	103	114
Interest cost	128	188	262	13	19	27
Actuarial loss (gain)	(67)	11	(17)	(14)	(27)	(25)
Benefits paid	(2)	(33)	(85)

Projected benefit obligation — end of year	$2,292	$3,403	$4,514	$238	$333	$449

Change in plan assets:
Fair value of plan assets — beginning of year	$—	$851	$2,221	$—	$—	$—
Actual return on plan assets	20	35	(585)
Employer contributions	833	1,368	659
Benefits paid	(2)	(33)	(85)

Fair value of plan assets — end of year	$851	$2,221	$2,210	$—	$—	$—

Funded status of plan — end of year	$(1,442)	$(1,182)	$(2,304)	$(238)	$(333)	$(449)

Net amount recognized	$(1,442)	$(1,182)	$(2,304)	$(238)	$(333)	$(449)

Amounts recognized in the balance sheets:
Accrued employee costs	$—	$—	$—	$(15)	$(28)	$(47)
Pension and other postretirement benefit obligations	(1,442)	(1,182)	(2,304)	(223)	(305)	(402)

Net amounts recognized	$(1,442)	$(1,182)	$(2,304)	$(238)	$(333)	$(449)

Amounts recognized in accumulated other comprehensive income (loss):
Net (gain) loss	$(5)	$79	$847	$(14)	$(41)	$(66)
Prior service cost	194	175	156	22	20	18

Total	$189	$254	$1,003	$8	$(21)	$(48)

Net periodic benefit cost for the Pension Plan and the Medical Plan for the years ended December 31, 2006, 2007, and 2008, includes the following components (in thousands):

	Pension Plan			Medical Plan
	2006	2007	2008	2006	2007	2008
	(Unaudited)			(Unaudited)

Service cost	$978	$945	$952	$105	$103	$114
Interest cost	128	188	262	12	19	27
Expected return on assets	(19)	(107)	(200)
Prior service cost amortization	19	19	19	2	2	2

Net periodic benefit cost	$1,106	$1,045	$1,033	$119	$124	$143

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows (in thousands):

	Pension Plan		Medical Plan
	2007	2008	2007	2008

Current year actuarial (gain) loss	$84	$769	$(27)	$(25)
Recognition of prior service (credit) cost	(19)	(19)	(2)	(2)

Total	$65	$750	$(29)	$(27)

The estimated loss and prior service cost for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $35,000 and $19,000 respectively. The estimated gain and prior service cost for the medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are ($2,000) and $2,000, respectively.

The accumulated benefit obligation for the Company’s Pension Plan at December 31, 2007 and 2008 approximated $3.4 million and $4.5 million, respectively.

Projected benefit obligations and net periodic benefit costs are based on actuarial estimates and assumptions. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for the Pension Plan was 6.30% and 6.15% at December 31, 2007 and 2008, respectively, while the discount rate used in determining the benefit obligation for the Medical Plan was 5.95% and 6.00% at December 31, 2007 and 2008, respectively. Discount rates of 5.70%, 5.90% and 6.30%, respectively, were used to determine pension expense and discount rates of 5.50%, 5.80% and 5.95%, respectively, were used to determine the medical reimbursement plan expense for the years ended December 31, 2006, 2007, and 2008.

The Company’s expected long-term rate of return on the Pension Plan assets is 8.00% at December 31, 2007 and 2008. The Company seeks a balanced return on Pension Plan assets through a diversified investment strategy, including a target asset allocation of 65% equity securities, 30% fixed income securities and 5% cash. The Company’s Pension Plan asset portfolio at December 31, 2007 and 2008, reflects a balance of investments split approximately 50% and 50%, and 70% and 30% between equity and fixed income securities, respectively.

The Company expects to contribute $1,344,000 to the Pension Plan and $47,000 to the Medical Plan in 2009.

The following annual benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending	Pension	Medical
December 31	Plan	Plan

2009	$71	$47
2010	124	45
2011	178	33
2012	234	107
2013	287	50
2014 — 2018	2,472	594

In addition, the Company has agreed with the USWA to contribute to a Voluntary Employee Benefits Association (VEBA) plan to provide health care retiree benefits for eligible hourly employees. The Company made contributions of $200,000 to the VEBA in 2006, 2007, and 2008. Annual contributions of $200,000 are scheduled from 2006 to 2009, and $500,000 contributions are scheduled from 2010 to 2012. Additional variable contributions may be negotiated with the USWA when the current labor agreement expires in September 2010.
7.	COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases certain equipment under operating leases. Minimum future rental payments under noncancelable operating leases at December 31, 2008, are as follows (in thousands):

Years Ending
December 31

2009	$1,206
2010	906
2011	248
2012	230

Total	$2,590

Rental expense for all operating leases approximated $1,243,000, $1,429,000, and $1,224,000 for the years ended December 31, 2006, 2007, and 2008, respectively.

Purchase Commitments — The Company has a contract with SABL to purchase approximately 2.4 million metric tons of Jamaican bauxite per year at a mutually agreed upon purchase price per dry metric ton. The quantity amount is mutually agreed upon periodically and may vary slightly with respect to shipping schedules. This is a key raw material used in the chemical process to produce alumina. The contract terminates on December 31, 2010, unless the parties mutually agree to terminate the contract earlier.

Labor Commitments — The Company is a party to a collective bargaining and benefits agreement with the USWA, which agreement expires on September 30, 2010. USWA employees represent the majority of the Company’s workforce.

Environmental Matters — Prior to purchasing the Gramercy facility, the members commissioned a pre-purchase due diligence investigation of the environmental conditions present at the facility. The results of this investigation were submitted to state regulatory officials by the Company. In addition, as part of this submittal, the Company agreed to undertake certain specified remedial activities at the facility. Based on the submission, and conditioned on completion of the specified remedial activities, state environmental officials have confirmed that the Company met the conditions for bona fide prospective purchase protections (BFPP) against liability for preexisting environmental conditions at the facility. Based on information obtained during the due diligence, the Company recorded a liability for the estimated cost for the BFPP remediation work and continues to monitor and update such estimates as necessary. A reconciliation of changes in the asset retirement obligations for each of the years ended December 31, 2006, 2007, and 2008, is presented below (in thousands):

	2006	2007	2008
	(Unaudited)

Balance — beginning of year	$5,300	$4,769	$4,558

Remediation performed	(531)	(211)	(378)

Balance — end of year	$4,769	$4,558	$4,180

In addition, pursuant to the terms of the purchase agreement for the Gramercy facility, the previous owner agreed to escrow $2.5 million to reimburse the Company for expenses to be incurred in the performance of the BFPP environmental remediation at the facility. Included in other assets in the accompanying balance sheets at December 31, 2007 and 2008, is a long-term receivable of $2.0 million and $1.6 million, respectively, from the previous owner for such future expense reimbursements.

The Company believes its environmental liabilities are not likely to have a material adverse effect on its financial statements. However, there can be no assurance that future requirements will not result in liabilities which may have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

Letters of Credit — At December 31, 2008, outstanding letters of credit were $1.13 million.

Legal Contingencies — The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
8.	SUBSEQUENT EVENTS

During the week of January 26, 2009, power supply to Noranda’s New Madrid smelter was interrupted numerous times because of a severe ice storm in Southeastern Missouri. As a result of the outage, Noranda lost 75% of the smelter capacity. The smelting production facility is being cleaned-out, inspected, and restarted. Based on Noranda’s current assessment, they expect that the smelter could return to full production during the second half of 2009 with partial capacity phased in during the intervening months. As disclosed in Note 2, a substantial portion of the Company’s alumina production is sold to Noranda for use in the New Madrid smelter facility. For the year ended December 31, 2008, revenues derived from sales to Noranda for use in its New Madrid facility approximated $163.5 million.

As further described in Note 2, the Company sells a substantial portion of its alumina production to its members or entities affiliated with its members at sales prices which are substantially equivalent to its actual cost per metric ton. During the fourth quarter of 2008, the cost of alumina purchased by the Company’s members exceeded the cost of alumina available from other sources. The members continue to evaluate options to reduce their purchase cost of alumina, including evaluating curtailment of the Company’s operations.

At this time, the effects of the events described above on the Company’s financial position, results of operations and cash flows are not determinable.
******

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
     Management’s Annual Report on Internal Control over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
     Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting. We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and therefore neither we nor our auditors are required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the completion of the December 31, 2007 financial statement audit, our auditors identified post-close adjustments resulting from deficiencies in our internal control over financial reporting, which our auditors described in a letter dated April 9, 2008 as a material weakness under standards established by the Public Company Accounting Oversight Board (United States), or (“PCAOB”). The PCAOB defines a material weakness as a single deficiency, or a combination of deficiencies, that result in a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected by our internal controls over financial reporting on a timely basis. The material weakness principally related to adjustments associated with previously reported improperly recorded revenue from bill and hold transactions in 2006 and 2007 and improperly classified metal sales in 2007.
     During 2008, we completed the following steps as part of our remediation plan to address the material weakness discussed above:
•	engaged external consultants to assist management with the evaluation of process and structural improvements related to our internal controls;

•	expanded our Audit Committee to include two independent directors;

•	created an internal audit function and hired qualified internal audit personnel to monitor risk and compliance across our organization;

•	added corporate resources related to accounting, financial reporting and information technology and are continuing to seek experienced resources to fill additional corporate and divisional financial accounting and reporting positions to provide for the proper selection and application of accounting policies, as well as timely detailed reviews and analyses of the information underlying the consolidated financial statements;

•	reorganized our accounting, reporting and information technology personnel at the corporate and divisional levels to better align reporting responsibilities and to improve the efficiency and effectiveness of our financial reporting and review; and

•	made improvements in our information systems and reports used to support our financial reporting and review process.
     We believe the corrective actions described above remedied the identified material weakness described above and have improved both our disclosure controls and procedures and internal control over financial reporting. However, these controls have not been tested as extensively as required for annual evaluation under Section 404. This initiative regarding the evaluations of our financial reporting and review process is an ongoing effort that we will continue to review, document and respond to. We will be required to comply with the internal control reporting requirements mandated by Section 404 for the fiscal year ending December 31, 2009. We are in the process of documenting and testing our internal control procedures in order to enable us to satisfy the requirements of Section 404 on a stand-alone basis in the future. There may be additional control procedures implemented in the future to further strengthen our controls over financial reporting.
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

ITEM 9B.	OTHER INFORMATION
     None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors and Executive Officers
     Our executive officers and directors as of the date of this report are as follows:

Name	Age	Position

Executive Officers
Layle K. Smith	54	President and Chief Executive Officer
Kyle D. Lorentzen	43	Chief Financial Officer
Alan K. Brown	61	Secretary and General Counsel
Scott Croft	45	President of Norandal USA, Inc.
Keith Gregston	59	President, Primary Division of Noranda Aluminum, Inc.

Directors
Layle K. Smith	54	Director
William H. Brooks	65	Director and Chairman of the Board of Directors
Eric L. Press	43	Director
Gareth Turner	45	Director
M. Ali Rashid	32	Director
Matthew H. Nord	29	Director
Matthew R. Michelini	27	Director
Scott Kleinman	36	Director
Alan H. Schumacher	62	Director
Thomas R. Miklich	61	Director
Robert Kasdin	50	Director
     Layle K. Smith, 54, became President and Chief Executive Officer and a director of Noranda HoldCo on March 3, 2008. From April 2007 to December 2007, Mr. Smith held the position of Executive Director with the Berry Plastics Corporation. From June 2006 to March 2007, he was CEO and a member of the Board of Directors of Covalence Specialty Materials Corporation until it merged under common Apollo control with Berry Plastics Corporation. From September 2004 to May 2005, Mr. Smith was President and Chief Operating Officer of Resolution Performance Products LLC, an Apollo portfolio company that merged under common Apollo control with Hexion Specialty Chemicals Inc. Mr. Smith served as a Divisional President at Hexion until his departure in June 2006. From February 2002 to February 2004, Mr. Smith was Chief Executive Officer and Director of NxtPhase Corporation, a manufacturer of high voltage digital optical sensors, relays and recorders. A receiver was appointed for NxtPhase in 2004. Prior to joining NxtPhase Corporation, Mr. Smith held roles at Ballard Power Systems and The Dow Chemical Company. Mr. Smith graduated in 1981 from Harvard University with an MBA and in 1977 with a BA in Chemistry.
     Kyle D. Lorentzen, 43, became Chief Financial Officer of Noranda HoldCo on October 13, 2008 after serving as Chief Operations Officer since May 2008. Mr. Lorentzen was the Vice President of Corporate Development with Berry Plastics Corporation from April 2007 to May 2008. From February 2007 to April 2007, he was the Vice President of Strategic Development for Covalence Specialty Materials, until it merged under common Apollo control with Berry Plastics Corporation. From May 2005 to February 2007, Mr. Lorentzen was the Vice President of Finance for Hexion’s Epoxy and Phenolics Division. From May 1999 to May 2005, Mr. Lorentzen served as the Director of Finance at Borden Chemical, an Apollo portfolio company that merged under common Apollo control to form Hexion in May 2005. Mr. Lorentzen holds a BA in Economics from Wake Forest University and an MBA from University of Massachusetts.
     Alan K. Brown, 61, has been Vice President of Legal and Human Resources of Noranda Aluminum, Inc. since 1992 and has been Secretary of Noranda HoldCo since May 18, 2007 and General Counsel of Noranda HoldCo since June 4, 2007. His previous assignments were Vice President Human Resources, Beazer East, Director Compensation and Benefits, Koppers Co., and Staff Vice President Allegeny International, all of Pennsylvania. Mr. Brown holds a BA from the College of William and Mary, a JD from Case Western Reserve University and is a member of the Ohio bar.
     Scott Croft, 45, was appointed President of the Rolling Mills division in 2006 and has been the President and a director of Norandal USA, Inc., our wholly owned subsidiary, since 2006. His previous assignments included Site Manager at Huntingdon from 2002 to 2006, Director of Foil Operations from 2001 to 2002, Plant Manager at Salisbury from 1995 to 2000 and Production Manager at Huntingdon from 1993 to 1995.

Mr. Croft holds a BS in Metallurgical Engineering from the University of Pittsburgh and an MBA from Syracuse University.
     Keith Gregston, 59, was appointed President and General Manager of the New Madrid Plant in 2004. His previous assignments included Director of Operations at New Madrid from 2002 to 2004, Reduction Plant Manager, Value-Added Products Manager and Senior Engineer. Mr. Gregston has 36 years of experience in the aluminum industry. Mr. Gregston holds a BS in Metallurgical Engineering from the University of Kentucky and completed the Manufacturing Executive Program at the University of Michigan Business School.
     William H. Brooks, 65, has been a director of Noranda HoldCo since July 2, 2007 and became Chairman of the Board of Noranda HoldCo on March 3, 2008. Mr. Brooks was the President and CEO of Noranda HoldCo from May 18, 2007 to March 3, 2008 on which date he retired from employment. His previous assignments included President of the Aluminum Business, President of the Rolling Mills Division, President of Primary Products Division and Plant Manager at Huntingdon. Mr. Brooks has 30 years of experience in the aluminum industry, having been with Noranda Aluminum for 22 of those years. Mr. Brooks holds a BS in Business from Cleveland State University and an MBA from the University of Tennessee and is a Certified Public Accountant.
     Eric L. Press, 43, became a director of Noranda HoldCo on March 27, 2007. Mr. Press is a partner of Apollo. Prior to joining Apollo in 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group (“BCG”), a management consulting firm focused on corporate strategy. Mr. Press has been engaged in all aspects of Apollo’s lodging, leisure and entertainment investment activities, as well as Apollo’s investments in basic industries and financial services. Mr. Press serves on the boards of directors of Prestige Cruise Holdings, Affinion Group, Metals USA, Harrah’s Entertainment, Inc., Innkeepers USA Trust and Verso Paper Corp. He also serves on the Board of Trustees of the Rodeph Sholom School in New York City. Mr. Press graduated magna cum laude from Harvard College with an AB in Economics, and from Yale Law School, where he was a Senior Editor of the Yale Law Review.
     Gareth Turner, 45, became a director of Noranda HoldCo on May 18, 2007. Mr. Turner joined Apollo in 2005 and is based in London. From 1997 to 2005, Mr. Turner was employed by Goldman Sachs as a Managing Director in its Industrial and Natural Resources investment banking group. Based in London from 2003 to 2005, Mr. Turner was head of the Global Metals and Mining Group. He has a broad range of experience in both capital markets and M&A transactions and was active in the private equity group (PIA) of Goldman Sachs, having been a key advisor to this division. Prior to joining Goldman Sachs, Mr. Turner was employed at Lehman Brothers from 1992 to 1997, and prior to this, he worked for Salomon Brothers from 1991 to 1992 and RBC Dominion Securities from 1986 to 1989. Mr. Turner serves on the board of CEVA Group plc. Mr. Turner graduated from the University of Western Ontario with an MBA with Distinction in 1991 and from the University of Toronto with his BA in 1986.
     M. Ali Rashid, 32, became a director of Noranda HoldCo on May 18, 2007. Mr. Rashid is a partner of Apollo. He has been employed with Apollo since 2000. Prior to that time, Mr. Rashid was employed by the Goldman Sachs Group in the Financial Institutions Group of its Investment Banking Division. Mr. Rashid serves on the board of directors of Metals USA, Quality Distribution, Realogy Corporation and Countrywide plc. Mr. Rashid received an MBA from the Stanford Graduate School of Business and graduated Magna Cum Laude and Beta Gamma Sigma from Georgetown University with a BS in Business Administration.
     Matthew H. Nord, 29, became a director of Noranda HoldCo on March 27, 2007. Mr. Nord is a principal of Apollo and has been associated with Apollo since 2003. From 2001 to 2003, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on the board of directors of Affinion Group Inc., Hughes Telematics and SOURCECORP, Inc. Mr. Nord graduated summa cum laude with a BS in Economics from the Wharton School of the University of Pennsylvania.
     Matthew R. Michelini, 27, became a director of Noranda HoldCo on March 27, 2007. Mr. Michelini joined Apollo in 2006. Prior to joining Apollo, Mr. Michelini was a member of the mergers and acquisitions group of Lazard Frères & Co. from 2004 to 2006. Mr. Michelini serves on the board of directors of Noranda Aluminum and Metals USA. Mr. Michelini graduated from Princeton University with a BS in Mathematics and a Certificate in Finance.
     Scott Kleinman, 36, became a director of Noranda HoldCo on December 7, 2007. Mr. Kleinman is a partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Hexion Specialty Chemicals, Momentive Performance Materials, Realogy Corporation and Verso Paper Corp. Mr. Kleinman received a BA and a BS from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa.
     Alan H. Schumacher, 62, became a director of Noranda HoldCo on January 18, 2008. From 1977 to 2000, Mr. Schumacher served in various financial positions at American National Can and American National Can Group, most recently serving as Executive Vice President and Chief Financial Officer. Mr. Schumacher is currently a member of the Federal Accounting Standards Advisory Board. He is a director of BlueLinx Holdings, Quality Distribution, Inc. and Traxis Holdings B.V.

     Thomas R. Miklich, 61, became a director of Noranda HoldCo on January 18, 2008. Mr. Miklich was Chief Financial Officer of OM Group, Inc., a specialty chemical company, from 2002 until his retirement in 2004. Prior to that he was Chief Financial Officer and General Counsel of Invacare Corporation from 1993 to 2002. He is a director of Quality Distribution, Inc.
     Robert Kasdin, 50, became a director of Noranda HoldCo on February 21, 2008. Mr. Kasdin was appointed Senior Executive Vice President of Columbia University in March 2002 and assumed his responsibilities as of September 1, 2002. Prior to joining Columbia University, he served as the Executive Vice President and Chief Financial Officer of the University of Michigan. Before his service at the University of Michigan, he was the Treasurer and Chief Investment Officer for The Metropolitan Museum of Art in New York City, and the Vice President and General Counsel for Princeton University Investment Company. He started his career as a corporate attorney at Davis Polk & Wardwell. He is President of the Board of Trustees of The Dalton School, and a trustee of the National September 11 Memorial & Museum. Mr. Kasdin earned his AB from Princeton and his JD from Harvard Law School.
     There are no family relationships between any of the executive officers or directors of Noranda HoldCo.
Committees of our Board of Directors4
     Our Board of Directors currently has an audit committee, compensation committee, executive committee and environmental, health and safety committee. Our Board of Directors has determined that Alan Schumacher, Thomas Miklich and Robert Kasdin are independent directors according to the New York Stock Exchange Rules.
Audit Committee
     Our audit committee consists of Matthew Nord, Matthew Michelini, Alan Schumacher and Thomas Miklich. As we do not have publicly traded equity outstanding, we are not required to have an audit committee financial expert. However, our Board of Directors has determined that Messrs. Schumacher and Miklich are “audit committee financial experts” as defined by the SEC and also meet the additional criteria for independence of audit committee members set forth in Rule of 10A-3(b)(1) under the Exchange Act.
     The principal duties and responsibilities of our audit committee are to oversee and monitor the following:
•	our financial reporting process and internal control system;

•	the integrity of our financial statements;

•	the independence, qualifications and performance of our independent registered public accounting firm;

•	the performance of our internal audit function; and

•	our compliance with legal, ethical and regulatory matters.
Compensation Committee
     The current members of the compensation committee are Messrs. Press and Nord. The principal duties and responsibilities of the compensation committee are as follows:
•	to review, evaluate and make recommendations to the full Board of Directors regarding our compensation policies and establish performance-based incentives that support our long-term goals, objectives and interests;

•	to review and approve the compensation of our chief executive officer, all employees who report directly to our chief executive officer and other members of our senior management;

•	to review and make recommendations to the Board of Directors with respect to our incentive compensation plans and equity-based compensation plans;

•	to set and review the compensation of and reimbursement policies for members of the Board of Directors;

•	to provide oversight concerning selection of officers, management succession planning, expense accounts, indemnification and insurance matters, and separation packages; and

•	to prepare an annual compensation committee report, provide regular reports to the Board, and take such other actions as are necessary and consistent with the governing law and our organizational documents.
Executive Committee
     The current members of the executive committee are Messrs. Smith, Press and Nord. The principal duties and responsibilities of the executive committee are as follows:
•	subject to applicable law, to exercise the powers and the duties of the Board of Directors between board meetings and while the Board of Directors is not in session; and

•	to implement the policy decisions of the Board of Directors.
Environmental, Health and Safety Committee
     The current members of the environmental, health and safety committee are Messrs. Brooks, Turner and Kleinman. The principal duties and responsibilities of the environmental, health and safety committee are as follows:
•	to review our policies, practices and programs with respect to the management of environmental, health and safety affairs, including those related to sustainability and natural resource management;

•	to monitor our compliance with environmental, health and safety laws and regulations, and our policies relating thereto; and

•	to receive reports from management regarding significant legislation or regulations, judicial decisions, treaties, protocols, conventions or other agreements, public policies or medical or other scientific developments involving environmental, health and safety issues that will or may have an effect on our business.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics can be accessed on our website at www.norandaaluminum.com.

ITEM 11.	EXECUTIVE COMPENSATION
Overview and Objectives of Compensation Program
     Our compensation program aims to retain our executives, while also motivating them to achieve specific financial objectives and aligning their interests with our shareowners. Our compensation program is intended to promote strong governance of Noranda HoldCo and its subsidiaries, excellent cash management, long-term earnings growth and safety performance.
Role of the Compensation Committee
     During the period from the consummation of the Apollo Acquisition through December 6, 2007, the Board of Directors of Noranda HoldCo (then consisting of Messrs. Harris, Brooks, Press, Turner, Rashid, Nord, Michelini and Kleinman) made all significant compensation decisions, and as such, had primary responsibility for establishing, implementing and monitoring compliance with Noranda’s compensation philosophy.
     On December 7, 2007, the Board of Directors of Noranda HoldCo established a compensation committee to assist the Board in more fully developing and implementing the compensation program for our Chief Executive Officer (the “CEO”) and other executives and to ensure that the total compensation and benefits paid to or provided to executives is reasonable, fair, and competitive (hereafter, said Board of Directors and the compensation committee (together with our Board of Directors where appropriate) are referred to in this report as the “Compensation Committee”). The current members of the Compensation Committee are Mr. Press, as Chairman, and Mr. Nord.
     In evaluating the type and amount of compensation for our executives, we review their current pay, their opportunities for future compensation, their contributions to the goals and objectives outlined for them within the Company and its subsidiaries and their long-term prospects within the Company and its subsidiaries. We believe this compensation philosophy provides strong long-term incentives, effective cash flow management and investment in the long-term growth of the business.
     The Compensation Committee’s specific roles under the Compensation Committee Charter are:
•	to approve and recommend to our Board of Directors all compensation plans for (1) the CEO, (2) all employees of the Company and its subsidiaries who report directly to the CEO and (3) other members of senior management of the Company and its subsidiaries (collectively, the “Senior Management Group”), as well as all compensation for our Board of Directors;

•	to approve the short-term compensation of the Senior Management Group and to recommend short term compensation for members of our Board of Directors;

•	to approve and authorize grants under the Company’s or its subsidiaries’ incentive plans, including all equity plans and long-term incentive plans; and

•	to prepare any report on executive compensation required by Securities and Exchange Commission rules and regulations for inclusion in our annual proxy statement, if any.
     Role of Executive Officers in Compensation Decisions. The Compensation Committee evaluates the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program on at least an annual basis. The Compensation Committee and the CEO assess the performance and compensation of the other named executives. The Compensation Committee, together with the CEO, annually reviews the performance of each member of the Senior Management Group as compared with the achievement of the Company or operating division goals, as the case may be, together with each executive’s individual goals. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to the executives. Both performance and compensation are evaluated to ensure that the Company is able to attract and retain high quality executives in vital positions and that the compensation, taken as a whole, is competitive and appropriate compared to that of similarly situated executives in other corporations within the industry.
     Setting Executive Compensation. Based on the above objectives and philosophies, the Compensation Committee has established both an annual cash bonus plan and a long-term equity compensation plan to motivate the executives to achieve, and hopefully exceed, the business goals established by the Company and to fairly reward such executives for achieving such goals. The Compensation Committee has not retained a compensation consultant to review our policies and procedures with respect to executive compensation. The Compensation Committee periodically conducts a review of the aggregate level and mix of our executive compensation against other companies in our industry (both publicly and privately held), as well as in other industrial companies. The Compensation Committee intends that the aggregate level of executive compensation opportunities for our executive officers should be consistent with the range of compensation paid by other similarly situated companies given the achievement of similar financial and operating performance. The Compensation Committee periodically reviews which peer companies should be used for these benchmarking purposes. Such peer companies may include some or all of the following companies: Alcoa Inc., Aleris, Allegheny Technologies Incorporated, Aluminum Corporation of China Limited, Carpenter Technologies Limited, Century, Cleveland-Cliffs Inc., Kaiser Aluminum Corporation, Nucor Corporation, OM Group, Inc., Quanex Building Products

Corporation, and Titanium Metals Corporation. The Compensation Committee generally endeavors to set compensation levels in proximity to the midpoint of peer company levels, but makes individualized determinations based on the particular goals of each compensation decision.
Elements Used to Achieve Compensation Objectives
     The Company’s compensation programs are designed to emphasize and reward the key areas for our business: strong governance, safety, cash flow management and earnings growth. The Company’s compensation programs include five basic elements: (1) annual cash compensation; (2) management equity investment; (3) equity compensation awards pursuant to the Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan (“the Noranda 2007 Long-Term Incentive Plan”); (4) post-employment compensation; and (5) perquisites and other personal benefits. The Company’s arrangements for its executive officers use a mix of base salary and incentive bonus, an opportunity to purchase equity in the Company and stock option grants in amounts relative to the amount of equity purchased, in addition to perquisites and other personal benefits (as described below).
     Base Salaries.  Our executive officers’ base salaries depend on their position within the Company and its subsidiaries, the scope of their responsibilities, the period during which they have been performing those responsibilities and their overall performance.
     We have, for a number of years, used the Hay Associates job evaluation system to assist in determining salary grades for all salaried employees including executive officers. The Company has not in recent years retained Hay Associates as a consultant, although it has purchased access to certain Hay databases. The Hay system measures factors such as accountability, decision making authority, problem solving requirements and other measures of job content to evaluate the relative ranking of jobs within the Company. That data is then matched with salary data for similar jobs in the broader marketplace to arrive at market competitive salary levels for Company jobs. Company jobs with similar job content and market place values are then grouped into salary grades. Salary grades at the Company are used to determine both base salary levels and target bonus amounts for Company employees. Base salaries are reviewed on an annual basis, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience, as well as the terms of any agreements we have in place with the executive officer.
     The Compensation Committee approved increases in the base salaries of Messrs. Anderson, Brown, Croft and Gregston in the amount of $6,750, $6,400, $6,180 and $6,540 respectively effective April 1, 2008 as part of its regular review of executive compensation levels. Effective January 1, 2009, the Compensation Committee increased the base salaries of Mr. Gregston, Mr. Croft and Mr. Brown by $25,000 to reflect the elimination of the perquisite allowance and Company-provided automobile lease programs discussed below under “Perquisites and Other Personal Benefits.”
     2008 Annual Incentive Plan.  Our executive officers participated in the 2008 Annual Incentive Plan applicable to salaried employees, generally. For each of the executive officers, including Mr. Anderson who retired as CFO on October 31, 2008, all of his bonus opportunity was based upon achievement of financial measures. Depending on our achievement of those financial measures, he would have been eligible to receive an annual bonus ranging from zero to two times his target bonus. For 2008, target bonuses were 100% of base salary for Mr. Smith, 65% of base salary for Mr. Lorentzen and 50% of base salary for Messrs. Brooks, Anderson, Gregston, Croft and Brown. Target bonuses for 2008 were set based on each participant’s pay grade at the Company or its subsidiaries. Pay grades were determined by applying salary market data from third-party sources to job evaluation results created by application of the Hay Associates point factor evaluation system as more fully described above. For Messrs. Smith, Brooks, Lorentzen, Anderson and Brown the financial results of the Company as a whole, which were determined by weighting the New Madrid and Norandal performance results equally, represented the financial metric. For Messrs. Gregston and Croft, the financial metric was split equally between the Company’s financial achievement and that of the subsidiary which they led, which are New Madrid and Norandal, respectively. For New Madrid, the applicable financial metrics were metal production (30% weighting), cash cost (30% weighting), cash flow (20% weighting), safety performance (10% weighting). For Norandal, the applicable financial metrics were divisional EBITDA (50% weighting), days on hand (30% weighting), safety performance (10% weighting). Each of New Madrid and Norandal’s objectives also included Company-wide EBITDA goals (10% weighting).
     In February 2009, the Compensation Committee completed its review of the level of financial achievement by the Company and its subsidiaries for 2008, and determined that Norandal achieved 46.5% of its financial goals, New Madrid achieved 116.5% of its financial goals and the Company as a whole achieved 81% of its financial goals. As a result the Compensation Committee has approved incentive payments under the 2008 Annual Incentive Plan to each of the named executive officers for the 2008 incentive year in the following amounts:
•	Mr. Smith-$506,250, or 81% of his target incentive prorated to reflect actual time worked in 2008;

•	Mr. Lorentzen-$108,799, or 81% of his target incentive prorated to reflect actual time worked in 2008;

•	Mr. Anderson-$78,198, or 81% of his target incentive prorated to reflect actual time worked in 2008;

•	Mr. Brown-$88,978, or 81% of his target incentive;

•	Mr. Brooks-$176,904, or 81% of his target incentive on actual 2008 salary (including salary continuation payments under his term sheet following his cessation of service as chief executive officer);

•	Mr. Gregston-$111,127, or 99% of his target incentive; and

•	Mr. Croft-$67,936, or 64% of his target incentive.
     2009 Annual Incentive Plan. The Compensation Committee of the Board of Directors has at the time of this filing not yet approved the 2009 Annual Incentive Plan for salaried employees which will incorporate the financial metrics and bonus targets for executive officers of the Company. It is expected that the Plan will provide that actual annual incentive payments made to executive officers in respect of the 2009 year, if any, will be determined exclusively by the achievement of financial and operating goals established by the Compensation Committee.
     Management Equity Investments. Pursuant to subscription agreements entered into in 2007 in connection with the consummation of the Apollo Acquisition, each of Messrs. Brooks, Anderson, Brown, Gregston and Croft and certain other management participants agreed to make equity investments in Noranda HoldCo through the purchase of common shares of Noranda HoldCo for a total aggregate investment of approximately $1.9 million, at $10.00 per share, the same price paid by Apollo in connection with the Apollo Acquisition. Mr. Brooks purchased 45,000 shares, Mr. Anderson purchased 27,500 shares and each of Messrs. Brown, Gregston and Croft purchased 25,000 shares. In connection with his commencement of employment, Mr. Smith purchased 100,000 common shares of Noranda HoldCo on March 10, 2008, at a purchase price of $20.00 per share, which was the fair market value of a common share of Noranda HoldCo on the date of purchase. As more fully described under “Mr. Lorentzen’s Employment Agreement” below, Mr. Lorentzen was given the right to purchase a number of shares of Noranda HoldCo common stock having a then-current fair market value of up to $250,000. To date, Mr. Lorentzen has purchased 6,750 shares of Noranda HoldCo common stock for an aggregate purchase price of $135,000.
     All equity securities purchased by Messrs. Brooks, Anderson, Brown, Gregston, Croft, Smith and Lorentzen are subject to restrictions on transfer, repurchase rights and other limitations set forth in a security holders agreement. See Item 13. “Certain Relationships and Person Related Transactions, and Director Independence—Security Holders Agreement.” We believe that these investments by the executive officers in Noranda HoldCo contribute significantly to the alignment of their interests with those of the Company.
     In connection with the Special Dividend by Noranda HoldCo on June 12, 2007, each of Messrs. Brooks, Anderson, Brown, Gregston and Croft received a distribution of $10.00 per share of Noranda HoldCo common stock. Approximately $408,600, $367,800, $367,800, $367,800 and $367,800 was distributed to each of Messrs. Brooks, Anderson, Brown, Gregston and Croft, respectively, in respect of their then-outstanding Noranda HoldCo common stock in connection with the Special Dividend. In connection with a dividend distribution by Noranda HoldCo on June 13, 2008 (which we refer to as the 2008 Dividend), each employee investor, including each of the Company’s named executive officers, received a distribution of $4.70 per share of Noranda HoldCo common stock. Approximately $211,500, $129,250, $117,500, $117,500, $117,500, $470,000 and $149,225 was distributed to each of Messrs. Brooks, Anderson, Brown, Gregston, Croft, Smith and Lorentzen respectively, in respect of their then-outstanding Noranda HoldCo common stock in connection with the 2008 Dividend.
     The Amended and Restated 2007 Long-Term Incentive Plan and Equity Compensation Awards Granted Under the Plan. In connection with the completion of the Apollo Acquisition, Noranda HoldCo adopted the Noranda 2007 Long-Term Incentive Plan, which permits Noranda HoldCo to grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other stock-based rights to employees and directors of, or consultants or investor director providers to, us or any of our subsidiaries. The Noranda 2007 Long-Term Incentive Plan is administered by the Board of Directors of Noranda HoldCo or, if determined by such board, by the Compensation Committee of the board. Approximately 1.5 million shares of the common stock of Noranda HoldCo have been reserved for issuance under the Noranda 2007 Long-Term Incentive Plan.
     As discussed below, we have awarded stock options to Messrs. Brooks, Anderson, Brown, Gregston, Croft, Smith and Lorentzen. The Compensation Committee has not established any formal program, plan or practice for the issuance of equity awards to employees. We do not have any program, plan or practice in place for selecting grant dates for awards under the Noranda 2007 Long-Term Incentive Plan in coordination with the release of material non-public information. Under the Noranda 2007 Long-Term Incentive Plan, the exercise price for the option awards is the fair market value of the stock of Noranda HoldCo on the date of grant.

     The fair market value for this purpose was determined by the Board of Directors by applying industry appropriate multiples to our current EBITDA, and the valuations took into account a level of net debt that excluded cash required for working capital purposes. The Compensation Committee is not prohibited from granting awards at times when it is in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded under the Noranda 2007 Long-Term Incentive Plan or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.
     The Compensation Committee believes that the granting of awards under the Noranda 2007 Long-Term Incentive Plan promotes, on a short-term and long-term basis, an enhanced personal interest and alignment of interests of those executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such executives for achieving Company goals but also additional incentives for executives to remain with the Company.
     Immediately following the completion of the Apollo Acquisition, we granted Messrs. Brooks, Anderson, Brown, Gregston and Croft stock options that are subject to the terms of the Noranda 2007 Long-Term Incentive Plan. Mr. Brooks received a stock option grant with respect to 68,100 shares, and each of Messrs. Anderson, Brown, Gregston and Croft received a stock option grant with respect to 61,300 shares. In connection with the grants, we entered into stock option award agreements with Messrs. Brooks, Anderson, Brown, Gregston and Croft.
     The exercise price per share of Noranda HoldCo’s common stock subject to the options granted to Messrs. Brooks, Anderson, Brown, Gregston and Croft immediately following the completion of the Apollo Acquisition was $10.00 per share on the date of grant, the same price as paid by Apollo in connection with the acquisition. In connection with the Special Dividend, the options granted to Mr. Brooks and the Company’s employees, including Messrs. Anderson, Brown, Gregston and Croft, were adjusted to preserve the value of the options following the dividend by reducing the exercise price thereof from $10.00 per share to $6.00 per share, and by paying each optionholder $6.00 per share in cash per option. Approximately $4.1 million in the aggregate was distributed to optionholders pursuant to this adjustment, including approximately $408,000, $367,800, $367,800, $367,800 and $367,800, to each of Messrs. Brooks, Anderson, Brown, Gregston and Croft, respectively, in respect of their then-outstanding Noranda HoldCo options.
     In connection with the 2008 Dividend, the options granted to Mr. Brooks and the Company’s employees, including Messrs. Smith, Lorentzen, Anderson, Brown, Gregston and Croft, were adjusted to preserve the value of the options following the dividend by reducing the exercise price thereof by $2.00 per share and by paying each optionholder $2.70 per share in cash per option. Approximately $2.8 million in the aggregate was distributed to optionholders pursuant to this adjustment, including $183,870, $165,510, $165,510, $165,510, $165,510, $540,000 and $153,225 distributed to each of Messrs. Brooks, Anderson, Brown, Gregston, Croft, Smith and Lorentzen, respectively, in respect of their then-outstanding Noranda HoldCo options.
     In connection with his commencement of employment and purchase of stock, Mr. Smith was awarded 200,000 stock options pursuant to the Noranda 2007 Long-Term Incentive Plan on March 10, 2008, at an exercise price of $20.00 per share. In addition, in connection with his commencement of employment, Mr. Lorentzen was awarded 50,000 stock options pursuant to the Noranda 2007 Long-Term Incentive Plan on May 8, 2008, at an exercise price of $20.00 per share, and was awarded 25,000 shares of Noranda HoldCo’s common stock.
     Generally, 50% of the options are time-vesting options that will become vested and exercisable in five equal annual installments on each anniversary of the consummation of the Apollo Acquisition beginning in 2008 and ending in 2012 (or, in the case of Messrs. Smith and Lorentzen, on each anniversary of the grant date) and 50% of the options are performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company. Twenty percent of the time-vesting options for Messrs. Brooks, Anderson, Brown, Croft and Gregston became vested and exercisable on May 18, 2008. The performance-vesting options granted in connection with the Apollo Acquisition provided for vesting upon Apollo’s achievement of a twenty-five percent internal rate of return on its investment in the Company from the date of the Apollo Acquisition. On June 13, 2008, the performance-vesting options for Messrs. Brooks, Anderson, Brown, Croft and Gregston became vested and exercisable. The performance-vesting options granted after the Apollo Acquisition (including those granted to Messrs. Smith and Lorentzen) provided for vesting upon Apollo’s achievement of a specified internal rate of return (of either twenty-five percent or thirty percent, as applicable) on its investment in the Company above the value on the applicable date of grant. Internal rate of return generally means the pretax compounded annual internal rate of return realized by Apollo on its investments in the Company, based on its aggregate investments and the aggregate amount of cash Apollo receives on these investments. Except as described above, internal rate of return is generally determined based on the actual time of each Apollo investment and actual cash received by Apollo in respect of its investments including any cash dividends, cash distributions, cash sales or cash interest made by the Company or any subsidiary in respect of Apollo’s investments during the measurement period, but excluding any other amounts payable to Apollo that are not directly attributable to its investments in the Company, including certain management and transaction fees. In each case, the vesting of options is generally subject to the grantee’s continued provision of services to the Company or one of its subsidiaries as of the applicable vesting date.

     The maximum term of these options will be ten years. However, subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire upon the date of a grantee’s termination of employment. All of the time-vesting options may become vested earlier upon the grantee’s continued employment for 18 months following a “change of control” of Noranda HoldCo or upon certain qualifying terminations of employment prior to such 18-month anniversary. Vested options will generally expire 90 days following the termination of a grantee’s employment without “cause” or with “good reason” (each as defined in the applicable stock option agreement), 60 days (in some cases, 90 days) following the grantee’s termination of employment without good reason and 180 days following a grantee’s death or disability. All options will be forfeited upon a termination of the grantee’s employment for cause. The options granted to Mr. Smith in connection with the commencement of his employment contain certain unique terms described more fully below (See “Management Agreements —Mr. Smith’s Employment Agreement”). We believe that the grant of stock options to the executive officers contributes significantly to the alignment of their interests and those of the Company.
     Shares of Company common stock acquired under the Noranda 2007 Long-Term Incentive Plan are subject to restrictions on transfer, repurchase rights and other limitations set forth in a security holders agreement. See Item 13. “Certain Relationships and Person Related Transactions, and Director Independence—Security Holders Agreement.”
     Post-Employment Compensation. We provide post-employment compensation to our employees, including our named executive officers, as a continuance of the post-retirement programs applicable to our employees prior to the Apollo Acquisition. The Compensation Committee believes that offering post-employment compensation allows us to attract and retain qualified employees and executives in a highly competitive marketplace and to reward our employees and executives for their contribution to the Company during their employment. The principal components of our post-employment executive officer compensation program include a qualified defined contribution 401(k) plan, a qualified defined benefit pension plan, a non-qualified supplemental defined benefit pension plan and a non-qualified deferred compensation plan.
•	401(k) Plan. Our executive officers are eligible to participate in our Company-wide 401(k) qualified plan for salaried and non-union hourly employees. The Company matches 50% of employee contributions up to 6% of employee pay. Company matching contributions are 100% vested after three years of service.

•	Pension Plan. Our executive officers participate in our Company-wide non-contributory defined benefit pension plan for salaried and non-union hourly employees. Benefits are vested after five years of service and are based on average annual compensation and length of service of the employee.

•	Supplemental Executive Retirement Plan. We also maintain the Noranda Aluminum, Inc. Management Supplemental Benefit Plan, a separate supplemental non qualified pension plan in which executive officers and other highly compensated Company employees participate. This Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowed under the qualified defined benefit pension plan under applicable Internal Revenue Code limits and the amount that would be provided under the pension plan if no such limits were applied. The non-qualified pension plan also recognizes as covered earnings deferred salary and bonuses, which are not recognized as such by the pension plan.

•	Deferred Compensation Plan. Under our non-qualified deferred compensation plan, executive officers and other highly compensated Company employees may defer a portion of their base salary and annual bonus. Amounts deferred are not actually invested, but are credited with interest at a rate equal to the sum of the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance Company (which, for 2008, was 7.5%, and for 2009, is 6.5%) and 1.5%. The Company maintains a rabbi trust to provide for its obligations under the supplemental executive retirement plan and the deferred compensation plan.
     Perquisites and Other Personal Benefits. While we believe that perquisites should be a minor part of executive compensation, we recognize the need to provide our executive officers with perquisites and other personal benefits that are reasonable, competitive and consistent with the overall compensation program in order to enable us to attract and retain qualified employees for key positions. Accordingly, in lieu of perquisites and other personal benefits that we historically provided directly to the executive officers, such as club memberships and financial planning services, we have since 2003 provided each of our named executive officers (other than Messrs. Brooks, Smith and Lorentzen, each of whose base salary reflects (in the case of Mr. Brooks, reflected) the amount of perquisite allowance which would otherwise have been provided to them) with an annual allowance (currently $13,500) which each executive officer may use at his/her discretion for any use, including, but not limited to, the purchase of club memberships and financial planning services. This policy has allowed each of our executive officers the flexibility and responsibility to carefully choose only those perquisites which best meet his individualized needs and circumstances while at the same time capping our overall perquisites costs to a level that our Compensation Committee had determined to be both reasonable and competitive. The Compensation Committee periodically reviews the level of the perquisite allowance provided to our executive officers. Historically each of our executive officers, with the exception of Mr. Smith and Mr. Lorentzen, has been entitled to the use of a Company leased automobile with the executive officer bearing the routine operational expenses and using the option to purchase the automobile following the completion of the lease term or termination of employment, if earlier. The Compensation Committee has determined that in order to provide greater consistency in the executive compensation program applicable to executives of the Company, the practice of providing perquisite allowances and company leased automobiles to certain executives should cease on January 1, 2009, or in the case of then-existing leased automobiles, the later of January 1, 2009 or the expiration of the lease. In addition, the Compensation Committee has determined that consistent with our compensation philosophy, the cash value of the perquisite allowances ($13,500) and auto lease ($11,500) should be added to the base salary of the executive who is affected by the elimination of the programs. Accordingly, the Compensation Committee has determined that the base salary of Mr. Gregston, Mr. Croft and Mr. Brown should be increased by $25,000 effective January 1, 2009. In the case of Mr. Croft and Mr. Brown, whose automobile leases terminate in May and August 2009 respectively, the Company will deduct the value of the monthly lease from the monthly compensation of the executive until lease termination. In addition, and in accordance with his separation and consulting agreement, the Company-provided automobile lease provided to Mr. Anderson will expire in May 2009.
Management Agreements
     The Company is party to employment agreement term sheets with certain of its current and former executive officers, including Messrs. Brooks, Smith and Lorentzen.
     Mr. Brooks’ Employment Agreement. Prior to the closing of the Apollo Acquisition, Apollo entered into a definitive and binding term sheet with Mr. Brooks, who was then serving as the Company’s CEO. Mr. Brooks retired from his position as CEO and President effective March 3, 2008, and now serves as Chairman of our Board of Directors. Mr. Brooks’ term sheet provides for a three-year term commencing as of the effective time of the Apollo Acquisition. Pursuant to the term sheet, Mr. Brooks received a base salary of $436,800 during 2008 and was eligible for an annual bonus award with a target amount equal to 50% of his annual base salary. Actual bonus amounts were to be determined based on performance.
     In the event that Mr. Brooks’ employment was terminated by us without “cause” or by Mr. Brooks for “good reason” (each, an “Involuntary Termination”), Mr. Brooks’ term sheet provided for certain severance payments and other benefits, which varied depending on the circumstances of Mr. Brooks’ termination, including in the event of an Involuntary Termination. Mr. Brooks’ resignation on March 3, 2008 was treated as a resignation for “good reason” for purposes of the term sheet entitling him to compensation continuation benefits. See “Potential Payments Upon Termination or Change of Control—Mr. Brooks’ Employment Agreement below.”
     In connection with entering into the term sheet, Mr. Brooks agreed to make an investment of $450,000 in shares of Noranda HoldCo common stock and, in connection with such investment, we granted Mr. Brooks stock options in respect of 68,100 shares of Noranda HoldCo common stock. In connection with the Special Dividend, Mr. Brooks received $450,000 in respect of his shares of Noranda HoldCo common stock and $408,600 in respect of his options. In connection with the 2008 Dividend, Mr. Brooks received $211,500 in respect of his shares of Noranda HoldCo common stock and $183,870 in respect of his options. See “Elements Used to Achieve Compensation Objectives—Management Equity Investment” and “Elements Used to Achieve Compensation Objectives—The Amended and Restated 2007 Long-Term Incentive Plan and Equity Compensation Award Granted Under the Plan” above.
     Mr. Smith’s Employment Agreement. On February 22, 2008, we entered into a definitive, binding term sheet with Mr. Smith, with a five-year term commencing as of March 3, 2008, and with automatic annual renewals thereafter unless either party gives notice of non-renewal at least 90 days prior to a renewal date.
     Pursuant to the term sheet, Mr. Smith will serve as our CEO during the term, and will serve on our Board of Directors. While serving as our CEO, Mr. Smith will receive an annual base salary of $750,000 and will be eligible for an annual bonus with a target amount equal to 100% of his annual base salary. Actual bonus amounts will be determined based on performance.
     In the event that Mr. Smith’s employment as our CEO is terminated by us without “cause” or by Mr. Smith for “good reason” (each, an “Involuntary Termination”), he would be entitled to 18 months of base salary, payable in a lump sum, a prorated annual bonus for the year of termination and 18 months of continued health care benefits. In the event that Mr. Smith’s employment as our CEO is terminated by us due to his disability or death, he, or his estate, would be entitled to 12 months of base salary, payable in a lump sum.
     In connection with entering into the term sheet, Mr. Smith agreed to make an investment of $2 million in shares of Noranda HoldCo common stock and, in connection with such investment, Noranda HoldCo granted Mr. Smith stock options in respect of 200,000 shares of Noranda HoldCo common stock. See “Elements Used to Achieve Compensation Objectives—The Amended and Restated 2007 Long-Term Incentive Plan and Equity Compensation Award Granted Under the Plan” above. The terms of his investment and stock options are generally similar to those applicable to Messrs. Brooks, Anderson, Brown, Gregston and Croft other than with respect to price and vesting, except that Mr. Smith’s shares are subject to repurchase rights only in the case of termination for cause (in which case we may repurchase his shares at the lesser of his original purchase price or fair market value), Mr. Smith may be entitled under certain circumstances to potentially longer post-termination exercise periods for vested stock options than are generally applicable to our stock options, and Mr. Smith would be entitled, in the event of a change of control of Noranda HoldCo prior to or on the 18-month anniversary of his commencement of employment, to full vesting of all time-vesting stock options and the right to re-sell his 100,000 purchased shares to us for no less than $8 million. However, in the event of such a change of control, any cash received by Mr. Smith for those shares would be subject to a continued service requirement pursuant to which his right to the cash would vest 50% on the six-month anniversary of the change of control and 50% on the first anniversary of the change of control, subject to accelerated vesting upon an Involuntary Termination. In connection with the 2008 Dividend, Mr. Smith received $470,000 in respect of his shares of Noranda HoldCo common stock and $540,000 in respect of his options.
     Mr. Lorentzen’s Employment Agreement. On May 8, 2008, we entered into a definitive, binding term sheet with Mr. Lorentzen, with a two-year term commencing as of May 5, 2008, and with automatic annual renewals thereafter unless either party gives notice of non-renewal at least 90 days prior to a renewal date.
     Pursuant to the term sheet, Mr. Lorentzen served as Chief Operating Officer until being elected Chief Financial Officer on October 13, 2008. While serving with Noranda HoldCo, Mr. Lorentzen will receive an annual base salary of $310,000 and will be eligible for an annual bonus with a target amount equal to 65% of his annual base salary. Actual bonus amounts will be determined based on performance.
     In the event that Mr. Lorentzen’s employment is terminated by us without “cause” or by Mr. Lorentzen for “good reason”, he would be entitled to 12 months of base salary, payable in installments through the end of the year of termination, with the remainder paid in a lump sum, a prorated annual bonus for the year of termination and continued health care benefits for a limited period.
     In connection with entering into the term sheet, Noranda HoldCo granted Mr. Lorentzen 25,000 unrestricted shares of Noranda HoldCo common stock and stock options in respect of 50,000 shares of Noranda HoldCo common stock. See “Elements Used to Achieve Compensation Objectives—The Amended and Restated 2007 Long-Term Incentive Plan and Equity Compensation Award Granted Under the Plan” above. The terms of such stock options are generally similar to those applicable to Messrs. Brooks, Anderson, Brown, Gregston and Croft other than with respect to price and vesting.
     Pursuant to the term sheet, during his employment, Mr. Lorentzen has the right, upon one business day’s notice to us, to purchase an additional number of shares of Noranda HoldCo common stock having a then-current fair market value of $250,000 for an aggregate purchase price of $250,000. In the event that Mr. Lorentzen exercises such right, Noranda HoldCo will grant Mr. Lorentzen one option to purchase a share of Noranda HoldCo common stock for each additional share of Noranda HoldCo common stock purchased, with such options to have an exercise price equal to the then-current fair market value. The terms of such stock options will generally be similar to those applicable to Messrs. Brooks, Anderson, Brown, Gregston and Croft, other than with respect to price and vesting, except that 100% of such options will be performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company, subject to Mr. Lorentzen’s continued employment as of the applicable vesting date. To date, Mr. Lorentzen has purchased 6,750 shares of Noranda HoldCo common stock for an aggregate purchase price of $135,000 and was, accordingly, granted options to purchase an additional 6,750 shares of Noranda HoldCo common stocks having the terms and conditions described immediately above.
     In connection with the 2008 Dividend, Mr. Lorentzen received $149,225 in respect of his then-outstanding shares of Noranda HoldCo common stock and $153,225 in respect of his then-outstanding options.
     Anderson Termination and Consulting Agreement. In connection with Richard Anderson’s retirement on October 31, 2008, we entered into a Termination and Consulting Agreement with Mr. Anderson on October 14, 2008. Pursuant to the agreement, we provided Mr. Anderson with cash severance, to which he was entitled under our Senior Managers Severance Plan, of two years of base salary $463,476, which was payable to him as salary continuance through the end of 2008, with the remainder paid in a lump sum on January 15, 2009, a prorated bonus for 2008 based on his active service in 2008, certain healthcare benefits, and use of a Company automobile through May 31, 2009. Pursuant to the agreement, Mr. Anderson will serve as a consultant to the Company through May 18, 2012, subject to earlier termination of the consulting term by either party. During this consulting term, the Company will pay Mr. Anderson consulting fees of $2,000/month and will reimburse him for reasonable business expenses. Mr. Anderson’s Company stock options will continue to vest during the consulting term, provided that Mr. Anderson will generally be unable to exercise the options during the term. For purposes of the Company’s Security Holders Agreement, Mr. Anderson’s termination of employment will be deemed to occur on the final day of the consulting term and will, unless he is terminated for “cause” (as defined in the agreement) during the consulting term, be deemed a termination without “cause”. Pursuant to the agreement, Mr. Anderson has agreed to certain ongoing confidentiality obligations and to non-solicitation and non-competition covenants following his retirement from the Company.
     Senior Managers Severance Plan. Each of Messrs. Brown, Gregston and Croft is eligible to participate in our senior managers severance plan applicable to the senior management employees who directly report to our President. In the event that a participant incurs an involuntary termination of employment due to a permanent reduction in force, the elimination of a job or position, a corporate reorganization (generally a merger or similar transaction resulting in employment terminations) or a demonstrated insufficient aptitude for continued employment not attributable to any willful cause or effect, then, subject to execution of a release of claims, the participant will receive an amount calculated based on the length of service and base salary of the participant (subject to a maximum severance amount of 104 weeks of base pay), provided that the participant will be ineligible for severance in the event of a voluntary resignation, misconduct (including unethical or illegal conduct), a lay-off expected to be short-term in nature or the refusal to accept reassignment where reassignment is at substantially similar pay, benefits and reporting duties and not more than 50 miles from the prior location. The senior managers severance plan has been a component of our executive compensation program for many years prior to the Apollo Acquisition. We believe that this arrangement provides a retentive benefit and represents part of an industry-competitive benefits program, and assists in ensuring the impartial and dedicated service of our executive officers, notwithstanding concerns that they might have regarding their continued employment following corporate transactions or otherwise.
     Conclusion. Our compensation policies are designed to reasonably and fairly motivate, retain and reward our executives for achieving our objectives and goals.

Summary Compensation Table
     The table below summarizes the total compensation paid or earned by each of the named executive officers from Noranda HoldCo or Noranda AcquisitionCo for the fiscal years ended December 31, 2008 and December 31, 2007.

							Change in
							Pension Value
							and
							Non-qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Name and Principal Position (a)	Year (b)	($)(c)(1)	($)(d)	($)(e)(2)	($)(f)(2)	($)(g)(3)	($) (h)(4)	($)(i)(5)	Total ($)(j)

Layle K. Smith,	2008	625,000	—	—	713,263	506,250	62,930	4,849	1,912,292
President and Chief Executive Officer	2007	—	—	—	—	—	—	—	—
Kyle D. Lorentzen,	2008	204,481	—	500,000	181,180	108,799	10,363	4,737	1,009,560
Chief Financial Officer	2007	—	—	—	—	—	—	—	—
William Brooks,	2008	109,200	—	—	362,966	176,904	599,184	339,558	1,587,812
Former President and Chief Executive Officer(6)	2007	271,554	—	—	440,765	215,604	133,378	4,253	1,065,554
Richard Anderson,	2008	206,580	—	—	902,754	78,198	146,042	65,764	1,399,338
Former Chief Financial Officer(7)	2007	139,873	—	—	396,753	66,641	24,155	13,798	641,220
Alan Brown,	2008	218,135	—	—	326,723	88,978	117,015	24,410	775,261
Secretary and General Counsel	2007	132,628	—	—	396,753	59,328	25,155	12,879	626,743
Keith Gregston,	2008	222,906	—	—	326,723	111,127	264,536	26,609	951,901
President and General Manager, New Madrid	2007	135,529	—	—	396,753	76,824	36,198	13,473	658,777
Scott Croft,	2008	210,785	—	—	326,723	67,936	28,421	24,107	657,972
President, Rolling Mills	2007	128,161	—	—	396,753	61,062	4,496	12,370	602,842

(1)	For 2008, represents regular base salary paid to our named executive officers by us between January 1, 2008 and December 31, 2008. The annual base salaries for each of Messrs. Smith, Lorentzen, Brooks, Anderson, Brown, Gregston and Croft as of December 31, 2008 were $750,000, $310,000, $0, $0, $219,735, $224,541 and $212,330, respectively. For 2007, represents regular base salary paid to our named executive officers by us between May 18, 2007 (the date of the completion of the Apollo Acquisition) and December 31, 2007.

(2)	In connection with the completion of the Apollo Acquisition, Messrs. Brooks, Anderson, Brown, Gregston and Croft were awarded options to acquire 68,100, 61,300, 61,300, 61,300 and 61,300 shares of Noranda HoldCo common stock, respectively. Generally, 50% of the options are time-vesting options that will become vested and exercisable in five equal annual installments on each anniversary of the consummation of the Apollo Acquisition beginning on May 18, 2008 and ending on May 18, 2012 and 50% of the options are performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company (the performance-vesting options also time-vest on the seventh anniversary of grant if they have not previously vested). In each case, the vesting of options is generally subject to the executive’s continued provision of services to the Company or one of its subsidiaries as of the applicable vesting date. In connection with the Special Dividend distribution by Noranda HoldCo on June 12, 2007, the options granted to the Company’s employees, including the Company’s named executive officers, were adjusted to reflect the dividend by reducing the exercise price thereof from $10 per share to $6 per share, and by paying each optionholder $6 per share in cash per option. In connection with the 2008 Dividend distribution by Noranda HoldCo on June 13, 2008, the options granted to the Company’s employees, including the Company’s named executive officers, were adjusted to preserve the value of the options following the dividend by reducing the exercise price thereof by $2 per share and by paying each optionholder $2.70 per share in cash per option. Twenty percent of the time-vesting options for Messrs. Brooks, Anderson, Brown, Croft and Gregston became vested and exercisable on May 18, 2008. On June 13, 2008, the performance-vesting options for Messrs. Brooks, Anderson, Brown, Croft and Gregston became vested and exercisable. Pursuant to his employment term sheet entered into on March 3, 2008, Mr. Smith was awarded options to acquire 200,000 shares of Noranda HoldCo common stock. Fifty percent of the options are time-vesting options that will become vested and exercisable in five equal annual installments on each anniversary of grant beginning March 10, 2009 and ending March 10, 2013 and fifty percent of the options are performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company (the performance-vesting options also time-vest on the seventh anniversary of grant if they have not previously vested). Pursuant to his employment term sheet entered into on May 8, 2008, Mr. Lorentzen was awarded 25,000 shares of Noranda HoldCo common stock (the fair market value of which is reflected in column(e)) and was awarded options to acquire 50,000 shares of Noranda HoldCo common stock. Fifty percent of the options are time-vesting options that will become vested and exercisable in five equal annual installments on each anniversary of grant beginning May 8, 2009 and ending May 8, 2013 and fifty percent of the options are performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company (the performance-vesting options also time-vest on the seventh anniversary of grant if they have not previously vested). On May 13, 2008 in respect of a purchase of 6,750 shares of Noranda HoldCo common stock, Mr. Lorentzen was awarded options to acquire 6,750 of performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company (the performance-vesting options also time-vest on the seventh anniversary of grant if they have not previously vested). Messrs. Smith and Lorentzen had no stock options that vested in 2008. The amounts in Column (f) represent the SFAS No. 123R expense recognized for options in 2007 and 2008, which include the expense for option modifications on June 12, 2007 and on June 13, 2008 plus the cash dividend distribution paid in conjunction with such option modifications. For a discussion of the assumptions made in the option valuation, please see Note 14, “Shareholders’ Equity and Share-Based Payments,” of the “Notes to Consolidated Financial Statements.”

(3)	For 2007, represents annual bonuses under our 2007 Annual Incentive Plan paid to the named executive officers on March 14, 2008. Bonus amounts under the 2008 Annual Incentive Plan are expected to be paid on March 13, 2009.

(4)	Includes (i) the aggregate change in the actuarial present values of the named executive officers’ accumulated benefit under the Noranda Aluminum Inc. Aluminum Group Retirement Plan and the Noranda Aluminum Inc. Management Supplemental Benefit Plan from January 1, 2008 to December 31, 2008, which for Messrs. Brooks, Anderson, Brown, Gregston, Croft, Smith and Lorentzen was $490,773, $139,163, $112,345, $261,384, $28,421, $62,930 and $10,363 respectively; and (ii) above-market or preferential earnings under our non-qualified deferred compensation plan from January 1, 2008 to December 31, 2008, which for Messrs. Brooks, Anderson, Brown, Gregston and Croft were $108,411, $6,879, $4,670, $3,152 and $0, respectively. The foregoing amounts assume earnings of 3.12% in excess of 120% of the applicable federal long-term rate pursuant to our non-qualified deferred compensation plan, under which amounts deferred are credited with interest at a rate equal to the sum of the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance plus 1.5%. Messrs. Smith, Lorentzen and Croft did not participate in our non-qualified deferred compensation plan in 2008 or in any prior years.

(5)	Amounts reported in column (i) for the fiscal year ended December 31, 2008 include the following:

	Net Value
	Automobile	Perquisite	Group Term	Company 401(k)		Consulting	COBRA	Value of
Named Executive Officer	Allowance(a)	Allowance(b)	Life(c)	Match(d)	Severance	payments	reimbursement	Benefits	Total

Layle K. Smith	—	—	2,805	2,044	—	—	—	—	4,849
Kyle D. Lorentzen	—	—	1,637	3,100	—	—	—	—	4,737
William Brooks	840	—	865	5,433	332,420	—	—	22,700	362,258
Richard Anderson	3,158	13,500	1,517	3,970	38,623	4,000	996	—	65,764
Alan Brown	2,280	13,500	1,730	6,900	—	—	—	—	24,410
Keith Gregston	4,440	13,500	1,769	6,900	—	—	—	—	26,609
Scott Croft	2,280	13,500	1,671	6,656	—	—	—	—	24,107

	(a)	Each of our named executive officers other than Messrs. Smith and Lorentzen was entitled in 2008 to the use of a Company-leased automobile, with the named executive officer bearing the routine operational expenses and having an option to purchase the automobile following the completion of the lease term or termination of employment, if earlier. Each executive was given a monthly automobile allowance (grossed up for state income taxes in the case of Mr. Gregston) to pay the monthly lease amounts. Effective as of the later of January 1, 2009 or the expiration of the current automobile lease, the Company terminated its practice of providing Company-leased automobiles to its executive officers.

	(b)	In 2008, we provided each of our named executive officers (excluding Messrs. Brooks, Smith and Lorentzen) with an annual perquisite allowance of $13,500 which each executive officer could use to purchase perquisites and other fringe benefits.

	(c)	Under our group term life insurance policies, the Company provides coverage in amounts up to two-times the named executive officers’ base pay (limited to $850,000). Amounts reported in the table above represent the dollar value of insurance premiums paid on behalf of each named executive officer during the period from January 1, 2008 to December 31, 2008.

	(d)	Our named executive officers are eligible to participate in our Company-wide 401(k) qualified plan for salaried employees. The Company matches 50% of employee contributions up to 6% of employee pay. Company matching contributions are 100% vested after three years of service. Amounts reported in the table above represent the amount of Company matching contributions made during the period between January 1, 2008 and December 31, 2008.

(6)	Effective March 3, 2008, Mr. Brooks retired from his position of CEO and President and now serves as Chairman of our Board of Directors.

(7)	Effective October 31, 2008, Mr. Anderson retired from his position of CFO.

     The changes in pension values described above are based on the following calculations:

		Change in
		Value Pension
Name (a)	Plan Name(b)	($)(c)(1)

Anderson, Richard	Noranda Aluminum Inc. Aluminum Group Retirement Plan	113,275
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	25,888
	Total	139,163
Brooks, William	Noranda Aluminum Inc. Aluminum Group Retirement Plan	71,068
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	419,705
	Total	490,773
Brown, Alan	Noranda Aluminum Inc. Aluminum Group Retirement Plan	80,002
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	32,343
	Total	112,345
Gregston, David K	Noranda Aluminum Inc. Aluminum Group Retirement Plan	175,843
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	85,541
	Total	261,384
Croft, Scott	Noranda Aluminum Inc. Aluminum Group Retirement Plan	20,427
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	7,994
	Total	28,421
Smith, Layle K	Noranda Aluminum Inc. Aluminum Group Retirement Plan	17,943
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	44,987
	Total	62,930
Lorentzen, Kyle D	Noranda Aluminum Inc. Aluminum Group Retirement Plan	7,528
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	2,835
	Total	10,363

(1)	Present values shown represent the increase in present value of accrued pension benefits from December 31, 2007 to December 31, 2008. Benefits are assumed to begin at age 65 (which is the plans’ earliest unreduced retirement age). Retirement Plan Benefits for Messrs. Anderson and Brooks are based upon their elected benefit option at retirement. Present values assume mortality in accordance with the RP2000 Healthy Annuitants table (without collar or amount adjustments) projected to 2014 with Scale AA as of December 31, 2007 and the IRS prescribed static table for 2009 Healthy Annuitants as of December 31, 2008. Benefits are assumed payable as a joint and 75% survivor annuity (joint and 50% survivor annuity for December 31, 2007) if the executive is married, or as a five-year certain and life annuity if the executive is single. Actual elected options were used for Messrs. Anderson and Brooks. The discount rates at December 31, 2008 and December 31, 2007 for financial reporting purposes are 6.10% and 6.0% respectively for the Retirement Plan and 5.90% and 6.00% respectively for the Management Supplemental Benefit Plan.

Grants of Plan-Based Awards

								All Other	All Other		Grant	Modification
								Stock	Option	Exercise	Date Fair	Date Fair
					Estimated Future Payouts			Awards:	Awards:	or Base	Value of	Value of
		Estimated Future Payouts Under			Under Equity Incentive Plan			Number of	Number of	Price of	Stock	Stock
		Non-Equity Incentive Plan Awards			Awards			Shares of	Securities	Option	and	and
								Stock or	Underlying	Awards	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	($/Sh)	Awards	Awards
Name (a)	Date (b)	($)(c)(1)	($)(d)(1)	($)(e)(1)	(#)(f)	(#)(g)	(#)(h)	(#)(i)(2)	(#)(j)(3)	(k)(4)	($)(l)(5)	(m)(6)

William Brooks		—	218,400	436,800	—	—	—	—	—	—	—	115,430
Richard Anderson		—	115,689	231,738	—	—	—	—	—	—	—	427,813
Alan Brown		—	109,868	219,736	—	—	—	—	—	—	—	103,904
Keith Gregston		—	112,271	224,542	—	—	—	—	—	—	—	103,904
Scott Croft		—	106,165	212,330	—	—	—	—	—	—	—	103,904
Layle Smith	3/10/08	—	750,000	1,500,000	—	—	—	—	100,000	20.00	962,000	106,000
Layle Smith	3/10/08	—	—	—	—	—	—	—	100,000	20.00	276,250	50,000
Kyle Lorentzen	5/08/08	—	201,500	403,000	—	—	—	25,000	—	20.00	500,000	—
Kyle Lorentzen	5/08/08	—	—	—	—	—	—	—	25,000	20.00	276,250	22,500
Kyle Lorentzen	5/08/08	—	—	—	—	—	—	—	25,000	20.00	122,000	14,750
Kyle Lorentzen	5/13/08	—	—	—	—	—	—	—	6,750	20.00	27,540	3,375

(1)	Amounts reflect target and maximum bonus levels under our 2008 Annual Incentive Plan. The plan does not provide for a threshold payout level. See “Executive Compensation — Elements Used to Achieve Compensation Objectives — 2008 Annual Incentive Plan” for a more detailed description of the plan.

(2)	Pursuant to his employment term sheet entered into on May 8, 2008. Mr. Lorentzen was awarded 25,000 shares of Noranda HoldCo common stock, with a grant date value of $500,000.

(3)	Pursuant to his employment term sheet entered into on March 3, 2008, Mr. Smith purchased 100,000 shares of Noranda HoldCo common stock and was awarded options to acquire 200,000 shares of Noranda HoldCo common stock. Fifty percent of the options are time-vesting options that will become vested and exercisable in five equal annual installments on each anniversary of the award beginning March 10, 2009 and ending March 10, 2013 and fifty percent of the options are performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company (the performance-vesting options also time-vest on the seventh anniversary of grant if they have not previously vested). Pursuant to his employment term sheet entered into on May 8, 2008, Mr. Lorentzen was awarded options to acquire 50,000 shares of Noranda HoldCo common stock. Fifty percent of the options are time-vesting options that will become vested and exercisable in five equal annual installments on each anniversary of the award beginning May 8, 2009 and ending May 8, 2013 and fifty percent of the options are performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company (the performance-vesting options also time-vest on the seventh anniversary of grant if they have not previously vested). On May 13, 2008 with respect to a purchase of 6,750 shares of Noranda HoldCo common stock for $135,000, Mr. Lorentzen was awarded options to acquire 6,750 of performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company (the performance-vesting options also time-vest on the seventh anniversary of grant if they have not previously vested). Messrs. Smith and Lorentzen had no stock options that vested in 2008.

(4)	In connection with the dividend distribution by Noranda HoldCo on June 13, 2008, Messrs. Smith’s and Lorentzen’s stock options were adjusted by reducing the exercise price thereof from $20 per share to $18 per share, and by paying them $2.70 per share in cash per option.

(5)	Amounts reported in column (l) include, with respect to stock awards, the then-current fair market value of the underlying shares, and with respect to options, the aggregate value of the options on the date of grant determined in accordance with SFAS No. 123R.

(6)	On June 13, 2008, all options were modified through an adjustment associated with a dividend distribution by Noranda HoldCo. The amounts reflected in this column represent the aggregate incremental fair value associated with this modification. The exercise price of Messrs. Smith and Lorentzen’s stock options were adjusted from $20 to $18 per option; the exercise price of Messrs. Brooks, Anderson, Brown, Gregston and Croft’s stock options were adjusted from $6 to $4 per option. Additionally, Mr. Anderson’s options were modified upon his termination from the Company in October 2008 to reflect an extension of the remaining contractual term of 36,780 options and continued vesting in 24,520 options.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
			Equity						Equity Incentive
			Incentive Plan					Equity Incentive	Plan Awards:
	Number of	Number of	Awards:				Market	Plan Awards:	Market or
	Securities	Securities	Number of			Number of	Value of	Number of	Payout Value of
	Underlying	Underlying	Securities			Shares or	Shares or	Unearned	Unearned
	Unexercised	Unexercised	Underlying			Units of	Units of	Shares, Units or	Shares, Units or
	Options	Options	Unexercised	Option		Stock That	Stock That	Other Rights	Other Rights
	(#)	(#)	Unearned	Exercise	Option	Have Not	Have Not	That Have Not	That Have Not
	Exercisable	Unexercisable	Options	Price	Expiration Date	Vested	Vested	Vested	Vested
Name(a)	(b)(1)	(c)(2)	(#)(d)(2)	($)(e)(3)	(f)(4)	(#)(g)	($)(h)	(#)(i)	($)(j)

William Brooks	40,860	27,240	0	$4.00	May 29, 2017	—	—	—	—
Richard Anderson	36,780	24,520	0	$4.00	May 29, 2017	—	—	—	—
Alan Brown	36,780	24,520	0	$4.00	May 29, 2017	—	—	—	—
Keith Gregston	36,780	24,520	0	$4.00	May 29, 2017	—	—	—	—
Scott Croft	36,780	24,520	0	$4.00	May 29, 2017	—	—	—	—
Layle Smith	—	100,000	100,000	$18.00	March 10, 2018	—	—	—	—
Kyle Lorentzen	—	25,000	25,000	$18.00	May 8, 2018	—	—	—	—
Kyle Lorentzen	—	—	6,750	$18.00	May 13, 2018	—	—	—	—

(1)	Pursuant to option agreements entered into in connection with the consummation of the Apollo Acquisition or commencement of employment, each of our named executive officers received grants of stock options to acquire common shares of Noranda HoldCo at an exercise price of $10 per share (in the case of Messrs. Brooks, Anderson, Brown, Gregston and Croft) or $20 per share (in the case of Messrs. Smith and Lorentzen). Generally, 50% of the options held by each of our named executive officers are time-vesting options that will become vested and exercisable in five equal annual installments on the first five anniversaries of grant (or, in the case of options granted in connection with the Apollo Acquisition, on each of the first five anniversaries of the consummation of the Apollo Acquisition), and 50% of the options are performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company. In June 2008, the performance goals applicable to the performance-vesting options for Messrs. Brooks, Anderson, Brown, Gregston and Croft were achieved, and such options vested. In each case, the vesting of options is generally subject to the grantee’s continued provision of services to the Company or one of its subsidiaries through the applicable vesting date. In connection with the dividend distribution by Noranda HoldCo on June 12, 2007, the options granted to the Company’s employees, including the Company’s named executive officers, were adjusted by reducing the exercise price thereof from $10 per share to $6 per share, and by paying each optionholder $6 per option. Additionally, in connection with the dividend distribution by Noranda HoldCo on June 13, 2008, the options granted to the Company’s employees on May 29, 2007, including Messrs. Brooks, Anderson, Brown, Gregston and Croft, were adjusted by reducing the exercise price thereof from $6 per share to $4 per share, and by paying optionholders including Messrs. Brooks, Anderson, Brown, Gregston and Croft $2.70 per share in cash per option. In connection with the dividend distribution by Noranda HoldCo on June 13, 2008, Messrs. Smith and Lorentzen’s stock options were adjusted from $20 per share to $18 per share and each was paid $2.70 per option.

(2)	Options reported in columns (b) and (c) were granted to Messrs. Brooks, Anderson, Brown, Gregston and Croft on May 29, 2007 in connection with the completion of the Apollo Acquisition. Options reported in columns (c) and (d) were granted to Messrs. Smith and Lorentzen in connection with their employment term sheets. Generally, 50% of the options held by each of our named executive officers are time-vesting options that will become vested and exercisable in five equal annual installments on the first five anniversaries of grant (or, in the case of options granted in connection with the Apollo Acquisition, on each of the first five anniversaries of the consummation of the Apollo Acquisition), and 50% of the options are performance-vesting options that will vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company. The performance-vesting options for Messrs. Brooks, Anderson, Brown, Gregston and Croft vested effective June 13, 2008. All of the time-vesting options may become vested earlier upon the optionee’s continued employment for 18 months following a “change of control” or upon certain qualifying terminations of employment prior to such 18-month anniversary.

(3)	The exercise price per share of Noranda HoldCo’s common stock subject to the options was $10 per share on the date of grant for Messrs. Brooks, Anderson, Brown, Gregston and Croft and $20 per share on date of grant for Messrs. Smith and Lorentzen. In connection with the dividend distribution by Noranda HoldCo on June 12, 2007, the options granted to the Company’s employees, including Messrs. Brooks, Anderson, Brown, Gregston and Croft were adjusted to reflect the dividend by reducing the exercise price thereof from $10 per share to $6 per share. Additionally, in connection with the dividend distribution by Noranda HoldCo on June 13, 2008, the options granted to the Company’s employees, including Messrs. Brooks, Anderson, Brown, Gregston, Croft, Smith and Lorentzen were adjusted to reflect the dividend by reducing the exercise price thereof from $6 per share to $4 per share and from $20 per share to $18 per share for Messrs. Smith and Lorentzen. Accordingly, the option exercise price at fiscal year end was $4 per share for Messrs. Brooks, Anderson, Brown, Gregston and Croft and $18 per share for Messrs. Smith and Lorentzen.

(4)	All outstanding options held by Messrs. Brooks, Anderson, Brown, Gregston and Croft on December 31, 2008 were granted May 29, 2007 and will expire ten years from the date of grant. All outstanding options held by Mr. Smith on December 31, 2008, were granted on March 3, 2008 and will expire ten years from the date of grant. The outstanding options held by Mr. Lorentzen on December 31, 2008 and granted on May 8, 2008 and May 13, 2008, will expire ten years from the date of grant. However, subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire upon the date of the optionee’s termination of employment, and vested options will generally expire 90 days following the termination of the optionee’s employment without “cause” or with “good reason” (each as defined in the applicable stock option agreement), 60 days following the optionee’s termination of employment without good reason and 180 days following the optionee’s death or disability. All options will be forfeited upon a termination of the optionee’s employment for cause.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares Acquired	Value Realized on Exercise	Number of Shares Acquired	Value Realized on Vesting
Name(a)	on Exercise (#)(b)	on Vesting ($)(c)	(#)(d)	($)(e)

William Brooks	—	—	—	—
Richard Anderson	—	—	—	—
Alan Brown	—	—	—	—
Keith Gregston	—	—	—	—
Scott Croft	—	—	—	—
Layle Smith	—	—	—	—
Kyle Lorentzen (1)	—	—	25,000	500,000

(1)	Pursuant to his employment term sheet, Mr. Lorentzen was awarded 25,000 shares of Noranda HoldCo common stock, with a grant date value of $500,000, on May 8, 2008.

Pension Benefits
     The chart below sets forth, for each of our named executive officers, such officer’s years of credited service, present value of accumulated benefit as of December 31, 2008, and payments during 2008, under each of our defined benefit pension plans.

		Number of		Payments
		Years		During
		Credited	Present Value	Last Fiscal
		Service	of Accumulated	Year
Name (a)	Plan Name(b)(1)	(#)(c)	Benefit ($)(d)(2)	($)(e)

Richard Anderson	Noranda Aluminum Inc. Aluminum Group Retirement Plan	7.8	300,389	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	7.8	90,663	—
	Total		391,052	—
William Brooks	Noranda Aluminum Inc. Aluminum Group Retirement Plan	22.8	910,032	54,561
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	22.8	1,978,169	—
	Total		2,888,201	54,561
Alan Brown	Noranda Aluminum Inc. Aluminum Group Retirement Plan	16.5	537,257	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	16.5	164,550	—
	Total		701,807	—
David K. Gregston	Noranda Aluminum Inc. Aluminum Group Retirement Plan	36.8	1,047,045	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	36.8	287,986	—
	Total		1,335,031	—
Scott Croft	Noranda Aluminum Inc. Aluminum Group Retirement Plan	17.7	134,782	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	17.7	19,173	—
	Total		153,955	—
Layle K. Smith	Noranda Aluminum Inc. Aluminum Group Retirement Plan	0.8	17,943	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	0.8	44,987	—
	Total		62,930	—
Kyle D. Lorentzen	Noranda Aluminum Inc. Aluminum Group Retirement Plan	0.7	7,528	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	0.7	2,835	—
	Total		10,363	—

(1)	The Aluminum Group Retirement Plan is a tax-qualified defined benefit pension plan that provides a benefit of 1.75% of final five-year average compensation, with an offset of 0.75% of the executive’s Social Security benefit for each year of credited service (maximum 40 years). Pay reflected in the formula is total compensation, excluding deferred compensation, and is subject to certain limits required by the Internal Revenue Code. Benefits commence at age 65, or as early as age 55 with a reduction of 3% for each year by which commencement precedes age 65. Accrued benefits are vested when the employee has completed 5 years of service. All of the named executive officers are currently eligible for early retirement benefits, except Messrs. Smith and Lorentzen who do not yet have 5 years of service and Mr. Croft who is not yet 55 years of age. Upon disability before retirement, the accrued benefit is payable immediately and is reduced for early commencement before age 65, and, if the employee remains disabled until age 65, a benefit is payable at age 65 equal to the benefit the employee would have earned had he remained employed until age 65 at his last rate of pay. Upon retirement, the benefit is paid as a monthly annuity for the employee’s life, with 5 years of payments guaranteed. Alternatively, employees can elect an actuarially equivalent benefit in the form of a joint and 50% survivor annuity (which married participants must elect unless they obtain spousal consent), a 75% and 100% joint survivor annuity, a life annuity with 10 years guaranteed, or, if the present value of the benefit is less than $25,000, a lump sum payment. If a married employee dies before retirement, a survivor benefit is paid to the surviving spouse equal to the benefit the spouse would have received if the employee had retired and chosen the 50% joint and survivor annuity. The qualified plan is subject to certain IRS limits on pay which can be recognized and benefits that can be paid, and also does not recognize deferred compensation.

The Management Supplemental Benefit Plan is a non-qualified defined benefit pension plan that uses the same benefit formula as the qualified plan and provides any benefit accruals that would have been provided under the qualified plan if not for the pay and benefit limits of the Internal Revenue Code and if the executive had not deferred compensation. Executives can elect to receive non-qualified plan payments in an actuarially equivalent lump sum or in 2, 3, 5 or 10 annual installments, and can elect to begin receiving benefits at age 55, 60, 65 or 70 (but not before 6 months after termination of employment).

(2)	Present values shown represent the present value of accrued pension benefits at December 31, 2008. Benefits are assumed to begin at age 65 (which is the plan’s earliest unreduced retirement age). Retirement Plan benefits for Messrs. Anderson and Brooks are based upon their elected benefit option at retirement. Present values assume mortality in accordance with the IRS prescribed static table for 2009 for Healthy Annuitants as of December 31, 2008. Retirement Plan benefits are assumed payable as a joint and 75% survivor annuity if the executive is married, or as a five-year certain and life annuity if the executive is single. Actual elected options were used for Messrs. Anderson and Brooks. Management Supplemental Benefit Plan benefits are assumed payable as lump sums. The discount rates at December 31, 2008 for financial reporting purposes are 6.10% for the Retirement Plan and 5.9% for the Management Supplemental Benefit Plan.

Nonqualified Deferred Compensation
     The chart below sets forth, for each named executive officer, such officer’s participation levels and earnings history in our non qualified deferred compensation plan for 2008.

		Executive	Registrant		Aggregate	Aggregate
	Aggregate Balance	Contributions in	Contributions in	Aggregate	Withdrawals/	Balance at
	at January 1, 2008	Last FY	Last FY	Earnings in Last	Distributions	Last FYE
Name (a)	($)(a)	($)(b)(1)	($)(c)	FY ($)(d)(2)	($)(e)	($)(f)

William Brooks	3,356,465	107,185	—	312,725	459,620	3,316,755
Richard Anderson.	180,366	46,657	—	19,843	—	246,866
Alan Brown	144,299	—	—	13,470	—	157,769
Keith Gregston	86,023	24,000	—	9,093	—	119,116
Scott Croft	—	—	—	—	—	—
Layle K. Smith	—	—	—	—	—	—
Kyle D. Lorentzen	—	—	—	—	—	—

(1)	Under our nonqualified deferred compensation plan, executive officers and other highly compensated Company employees may defer up to 33% of their base salary and annual bonus, with a minimum annual deferral amount of $2,000. Under the nonqualified deferred compensation plan, distribution elections are irrevocable once made, and elections made in a prior year will not be affected by elections made in future years. All distributions are made in cash in either a lump sum payment or in equal annual installments over a period of 5, 10 or 15 years. For each future deferral election, distributions commence beginning on March 15 of either (a) the year following the participant’s attainment of a specified age (as early as age 55 or as late as age 70), even if the participant is actively employed at such age; or (b) the March 15 following the later of the date the participant leaves active employment with the Company or attains age 55, in each case, subject to any required delays as a result of Section 409A of the Internal Revenue Code.

(2)	Amounts deferred are not actually invested, but are credited with interest at a rate equal to the sum of the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance Company (which, for 2008, was 7.5%) and 1.5%.

Potential Payments Upon Termination or Change of Control
     Mr. Smith’s Term Sheet. Mr. Smith’s term sheet is described under “Management Agreements” above. Pursuant to Mr. Smith’s term sheet, in the event that Mr. Smith’s employment as our CEO is terminated by us without “cause” or by Mr. Smith for “good reason” (each, an “Involuntary Termination”), he would be entitled to 18 months of base salary, payable in a lump sum, a prorated annual bonus for the year of termination and 18 months of continued health care benefits. In the event that Mr. Smith’s employment as our CEO is terminated by us due to his disability or death, he, or his estate, would be entitled to 12 months of base salary, payable in a lump sum. In addition, Mr. Smith would be entitled, in the event of a change of control of Noranda HoldCo prior to or on the 18-month anniversary of his commencement of employment, to full vesting of all time-vesting stock options and the right to re-sell his 100,000 purchased shares to us for no less than $8 million. However, in the event of such a change of control, any cash received by Mr. Smith for those shares would be subject to a continued service requirement pursuant to which his right to the cash would vest 50% on the six-month anniversary of the change of control and 50% on the first anniversary of the change of control, subject to accelerated vesting upon an Involuntary Termination.
     Mr. Lorentzen’s Term Sheet. Mr. Lorentzen’s term sheet is described under “Management Agreements” above. Pursuant to Mr. Lorentzen’s term sheet, in the event that Mr. Lorentzen’s employment is terminated by us without “cause” or by Mr. Lorentzen for “good reason”, he would be entitled to 12 months of base salary, payable in installments through the end of the year of termination, with the remainder paid in a lump sum, a prorated annual bonus for the year of termination and continued health benefits for a limited period.
     Mr. Brooks’ Employment Agreement. Mr. Brooks’ term sheet is described under “Management Agreements” above. Pursuant to Mr. Brooks’ term sheet, in the event that Mr. Brooks’ employment was terminated by the Company without cause (generally the commission of a crime or an act of moral turpitude, a willful commission of an act of dishonesty or, while he was serving in these positions, a material breach of Mr. Brooks’ obligations as the Company’s President and CEO) or by Mr. Brooks for good reason (generally a material reduction in Mr. Brooks’ responsibilities or compensation) during any calendar year, Mr. Brooks was to continue to receive his full salary and, if applicable, target bonus, paid as though he had continued to work as CEO for such full calendar year. Thereafter, Mr. Brooks was to receive $300,000 per year until the third anniversary of the consummation of the Apollo Acquisition, subject to Mr. Brooks’ agreement to serve on the Company’s Board of Directors if requested by Apollo. In addition, except following a termination for cause, Mr. Brooks is entitled to the same value of benefits he received as CEO during the three-year period following the consummation of the Apollo Acquisition. Mr. Brooks retired on March 3, 2008, which termination was treated as termination by him for “good reason”. Due to his retirement, the present value of his employment related benefits (including health plan, flexible spending account match, accidental death and dismemberment insurance, and 401(k) Company match) was paid to him in the amount of $22,700 in August 2008. In the event that Mr. Brooks’ service as CEO or as a director is terminated as a result of Mr. Brooks’ death or disability, the Company is to continue to pay Mr. Brooks’ base salary through the third anniversary of the consummation of the Apollo Acquisition.
     Senior Managers Severance Plan. Each of Messrs. Brown, Gregston and Croft is eligible, and while an employee of the Company, Mr. Anderson was eligible to participate in our senior managers severance plan applicable to the senior management employees who directly report to the Company’s President. In the event that a participant incurs an involuntary termination of employment due to a permanent reduction in force, the elimination of a job or position, a corporate reorganization (generally a merger or similar transaction resulting in employment terminations), or a demonstrated insufficient aptitude for continued employment not attributable to any willful cause or effect, then, subject to execution of a release of claims, the participant will receive six months’ base salary plus 1.25 weeks’ base salary per full year of service plus 1.25 weeks’ base salary for each $9,120 of annual base salary (or portion thereof) (subject to a maximum severance amount of 104 weeks of base pay), provided that the participant will be ineligible for severance in the event of a voluntary resignation, misconduct (including unethical or illegal conduct), a lay-off expected to be short-term in nature, or the refusal to accept reassignment where reassignment is at substantially similar pay, benefits and reporting duties (and not more than 50 miles from the prior location).
     Acceleration of Equity Under Certain Circumstances. Except as described for Mr. Smith in the next sentence, in the event of a “change in control” of the Company, all time-vesting options granted to our named executive officers will vest upon the grantee’s continued employment for 18 months following the change in control, or sooner upon a termination of employment by the Company without cause prior to such 18-month anniversary. As described above, in the event of a change of control of Noranda HoldCo prior to or on the 18-month anniversary of his commencement of employment, Mr. Smith would be entitled to full vesting of all time-vesting stock options.
     If on December 31, 2008, each of our named executive officers who was employed with us as of such date had been terminated under the circumstances described above giving rise to severance benefits under the severance plan (or with respect to Messrs. Smith and Lorentzen, terminated by the Company without cause or by the named executive officer for good reason), Messrs. Smith, Lorentzen, Brown, Gregston and Croft would have received cash severance amounts of approximately $1,125,000, $310,000, $321,616, $439,496 and $311,758, respectively, under the severance plan (or, with respect to Messrs. Smith and Lorentzen pursuant to their term sheets). In the event that such termination had followed a “change of control” and that all time-vesting options had been settled based upon a price of $1.40 per share, the fair market value at December 31, 2008, then each of Messrs. Smith, Lorentzen, Brooks, Anderson, Brown, Gregston and Croft would have received $0 in settlement of his time-vesting options because the exercise price of each of the options exceeded $1.40 per share. In addition, in the event that Mr. Smith's employment as our CEO had been terminated by us due to his disability or death, he (or his estate) would have been entitled to 12 months of base salary, or $750,000, payable in a lump sum. In connection with their actual terminations of employment on March 1, 2008 and November 1, 2008, respectively, Messrs. Brooks and Anderson received cash severance amounts of $713,425 and $463,476, respectively. Mr. Anderson, working as a consultant, and Mr. Brooks, as a member of the Company’s Board of Directors, will continue to accrue credit towards vesting of their stock options. Mr. Anderson also received a prorated bonus for 2008, certain healthcare benefits, and use of a Company automobile through May 31, 2009. Pursuant to his termination and consulting agreement, Mr. Anderson will serve as a consultant to the Company through May 18, 2012, subject to earlier termination of the consulting term by either party. During this consulting term, the Company will pay Mr. Anderson consulting fees of $2,000/month and will reimburse him for reasonable business expenses.
Director Compensation
     Mr. Brooks received no additional compensation for serving as a director of Noranda HoldCo when he was serving as our CEO, and except as described above pursuant to his term sheet, will receive no additional compensation for serving as a director of Noranda HoldCo. In addition, Mr. Smith received no additional compensation for serving as a director of Noranda HoldCo. All other directors are paid under compensation schedules approved by the Board of Directors of Noranda HoldCo. None of our Directors associated with Apollo received compensation for their services as directors in 2008. However, as discussed below, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. received equity-based remuneration for making available certain non-employee Directors to the Company.

DIRECTOR COMPENSATION
     The table below summarizes the compensation paid by the Company to each non-employee director for the fiscal year ended
December 31, 2008.

Fees Earned or
	Paid in Cash	Option Awards
Name (a)	($)(b)(1)	($)(c)(2)	Total ($)(d)

Joshua J. Harris	—	—	—
Eric L. Press	—	—	—
Gareth Turner	—	—	—
M. Ali Rashid	—	—	—
Matthew H. Nord	—	—	—
Matthew R. Michelini	—	—	—
Scott Kleinman	—	—	—
Alan H. Schumacher	$120,041	$19,000	$139,041
Thomas R. Miklich	$119,041	$19,000	$138,041
Robert A. Kasdin	$92,036	$15,000	$107,036

(1)	As described immediately below, Messrs. Harris, Press, Turner, Nord, Michelini and Kleinman received no compensation for their services in 2008. Rather, director fees were paid to Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. for making available for service our non-employee directors in 2008. As more fully described below, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. received $844,215 and $120,602, respectively, in retainers and fees in respect of Messrs. Harris, Press, Turner, Rashid, Nord, Michelini and Kleinman in 2008.

(2)	As described immediately below, Messrs. Harris, Press, Turner, Nord, Michelini and Kleinman received no compensation for their services in 2008. Rather, options were granted to Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. for making available for service our non-employee directors in 2008. As more fully described below, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. were granted 61,250 and 8,750 options, respectively, in respect of Messrs. Harris, Press, Turner, Rashid, Nord, Michelini and Kleinman in 2007. As described below, Messrs. Schumacher, Miklich and Kasdin each received 10,000 options to purchase shares of Noranda HoldCo common stock at an exercise price of $20 in connection with their appointment to the Board of Directors of Noranda HoldCo. Twenty percent of the total options will vest and become exercisable on each of the first five anniversaries of their award date. In connection with the 2008 Dividend, the exercise price of outstanding options to purchase shares of Noranda HoldCo common stock was reduced from $20 to $18 and the holders thereof were paid $2.70 per share in cash per option. The amounts in Column (c) represent the SFAS No. 123R expense recognized for options granted in 2008 to Messrs. Schumacher, Miklich and Kasdin, which include the expense for option modification on June 13, 2008 plus the cash dividend distribution paid in conjunction with such modification. For a discussion of the assumptions made in the option valuation, please see Note 14, “Shareholders’ Equity and Share-Based Payments,” of the “Notes to Consolidated Financial Statements.”
     Compensation as Director. Effective January 1, 2008, each non-employee director of Noranda HoldCo was entitled to an annual retainer of $75,000, paid quarterly, in advance, plus $2,000 for each meeting of the Board of Directors attended in person ($1,000 if attended by telephone).
     Compensation as Committee Members. Each non-employee director of Noranda HoldCo who is a member of a committee of the Board is entitled to receive $2,000 for each committee meeting attended in person ($1,000 if attended by telephone).
     Apollo Designees. Notwithstanding the general compensation rates described above, to the extent that the service of any non-employee director of Noranda HoldCo is made available to the Company by Apollo (such a non-employee director, an “Apollo Designee”), such Apollo Designee will not be eligible to receive any annual retainers and meetings fees described above (whether as a director or as a Committee Member). Instead, in consideration for providing the services of such Apollo Designee, Apollo Management VI, L.P. will receive 87.5% of the amount of such retainers or fees and Apollo Alternative Assets, L.P. will receive the remaining 12.5%.
     2008 Equity-Based Grants. With appointment to the Board of Directors of Noranda HoldCo during 2008, Messrs. Schumacher, Miklich and Kasdin each received 10,000 options to purchase shares of Noranda HoldCo common stock at an exercise price of $20. In connection with a dividend distribution by Noranda HoldCo on June 13, 2008, the exercise price of outstanding options to purchase shares of Noranda HoldCo common stock was reduced from $20 to $18 and the holders thereof were paid $2.70 per share in cash per option. Twenty percent of the total options will vest and become exercisable on each of the first five anniversaries of their award date.
Compensation Committee Interlocks and Insider Participation
     Prior to December 7, 2007, our entire Board of Directors performed the functions of a compensation committee. Other than Messrs. Brooks and Smith, none of such directors has ever been one of our officers or employees. None of such directors during 2008 had any relationship that requires disclosure in this report as a transaction with a related person. During 2008, none of our executive officers served as a member of the compensation committee of another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information regarding the beneficial ownership of our common stock as of January 31, 2009 for:
•	each person who beneficially owns more than 5% of our common stock;

•	each of our named executive officers;

•	each member of our Board of Directors;

•	all of our executive officers and members of our Board of Directors as a group; and

•	each selling stockholder.

	Shares Beneficially
	Owned(1)
Name of Beneficial Owner(2)	Shares	%

Apollo Management, L.P. and affiliates(3)	21,490,000	98.5
Layle K. Smith	120,000	*
Bill Brooks	85,860	*
Rick Anderson	64,280	*
Alan Brown	61,780	*
Keith Gregston	61,780	*
Scott Croft	61,780	*
Kyle D. Lorentzen(4)	31,750	*
Eric L. Press	—	—
Gareth Turner	—	—
M. Ali Rashid	—	—
Matthew H. Nord	—	—
Matthew R. Michelini	—	—
Scott Kleinman	—	—
Alan H. Schumacher	2,000	*
Thomas R. Miklich	2,000	*
Robert Kasdin	2,000	*
All executive officers and directors as a group (16 persons)	493,230	2.3

*	Less than 1%.

(1)	The amounts and percentages of interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated ownership interests. Beneficial ownership amounts for Messrs. Brooks, Anderson, Brown, Gregston, Croft, Schumacher, Miklich and Kasdin include 40,860, 36,780, 36,780, 36,780, 36,780, 2,000, 2,000, and 2,000 shares, respectively, that may be acquired upon the exercise of options.

(2)	Unless otherwise indicated, the address of each person listed is c/o Noranda Aluminum Holding Corporation, 801 Crescent Centre Drive, Suite 600, Franklin, Tennessee 37067.

(3)	Represents all equity interest of Noranda HoldCo held of record by Apollo Investment Fund VI, L.P. (“Investment Fund VI”) and Noranda Holdings, LP (“Noranda Holdings,” together with Investment Fund VI, the “Apollo Investors”). Also includes 70,000 shares issuable upon the exercise of outstanding options issued to Apollo Management VI, L.P. (“Management VI”) and Apollo Alternative Assets, L.P. (“Alternative Assets”). Apollo Advisors VI, L.P. (“Advisors VI”) is the general partner of Investment Fund VI and Apollo Capital Management VI, LLC (“ACM VI”) is the general partner of Advisors VI. Apollo Principal Holdings, I, L.P. (“Apollo Principal”) is the sole member of ACM VI and Apollo Principal Holdings, I GP, LLC (“Apollo Principal GP”) is the general partner of Apollo Principal. Noranda Holdings LLC (“Holdings LLC”) is the general partner of Noranda Holdings. Management VI serves as the manager of Investment Fund VI and of Holdings LLC, and as such has voting and investment power over the shares of Noranda HoldCo held by Investment Fund VI and Noranda Holdings. AIF VI Management, LLC (“AIF VI LLC”) is the general partner of Management VI, Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF VI LLC, and Apollo Management GP, LLC (“Apollo Management GP”) is the general partner of Apollo Management. Apollo International Management, L.P. (“AIM LP”) is the managing general partner of Alternative Assets, and Apollo International Management GP, LLC (“International Management GP”) is the general partner of AIM LP. Apollo Management Holdings, LP (“AMH”) is the sole member and manager of Apollo Management GP and International Management GP. Apollo Management Holdings GP, LLC (“AMH GP” and together with the Apollo Investors, Alternative Assets, Advisors VI, ACM VI, Apollo Principal, Apollo Principal GP, Holdings LLC, Management VI, AIF VI LLC, Apollo Management, Apollo Management GP, AIM LP, International Management GP and AMH, the “Apollo Entities”) is the general partner of AMH. Each of the Apollo Entities disclaims beneficial ownership of all shares of Noranda HoldCo held by the Apollo Investors or beneficially owned by Management VI or Alternative Assets, except to the extent of any pecuniary interest therein. The address of Investment Fund VI, Advisors VI, ACM VI, Apollo Principal and Apollo Principal GP is 1 Manhattanville Road, Suite 201, Purchase, New York 10577. The address of Management VI, AIF VI LLC, AMH, AMH GP, Apollo Management, Apollo Management GP, AIM LP and International Management GP is 9 West 57th Street, 43rd Floor, New York, NY 10019. The address of Alternative Assets is c/o Walkers SPV Limited, PO Box 908GT, Walker House, Mary Street, George Town, Grand Cayman, Cayman Islands, B.W.I.

Leon Black, Joshua Harris and Marc Rowan are the members of the board of managers of Apollo Principal GP and AMH GP. Each of Messrs. Black, Harris and Rowan disclaims beneficial ownership of all shares of Noranda HoldCo held by the Apollo Investors or beneficially owned by Harris Management VI or Alternative Assets, except to the extent of any pecuniary interest therein. The address of Messrs. Black, Harris and Rowan is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

Each of Messrs. Press, Turner, Rashid, Nord, Michelini and Kleinman, are affiliated with Apollo, disclaim beneficial ownership of any shares of Noranda HoldCo that may be deemed beneficially owned by any of the Apollo Entities, except to the extent of any pecuniary interest therein. The address of Messrs. Press, Turner, Rashid, Nord, Michelini and Kleinman is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(4)	Does not include Mr. Lorentzen’s right, pursuant his employment agreement, to purchase, during his employment and upon one business day’s notice to us, an additional number of shares having a then-current fair market value of $115,000 for an aggregate purchase price of $115,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Security Holders Agreement
     Noranda HoldCo, Apollo and those members of our management team who hold shares of common stock of Noranda HoldCo or options to acquire shares of common stock of Noranda HoldCo are parties to a security holders agreement that is intended, among other things, to provide for the orderly governance of Noranda HoldCo. The security holders agreement provides, among other things, that on certain transfers of common stock of Noranda HoldCo by Apollo, all other holders of common stock of Noranda HoldCo have the right to participate in such sale on a pro rata basis on the same terms; and that in connection with certain sales of Noranda HoldCo by Apollo, Apollo has the right to require all other holders to sell a pro rata portion of their shares on the same terms as Apollo in connection with such sale by Apollo. The security holders agreement also addresses other matters, such as the circumstances in which Apollo may demand registration under the Securities Act and the terms on which other parties may participate in such registration.
Apollo Management Agreement and Transaction Fee
     We entered into a management agreement with Apollo upon the closing of the Apollo Acquisition, pursuant to which Apollo provides us with management services. Under the agreement, we pay Apollo an annual management fee of $2.0 million. The agreement terminates on May 18, 2017. Apollo may terminate the agreement at any time, in which case we will pay Apollo, as consideration for terminating the agreement, the net present value of all management fees payable through the end of the term of the management agreement. In addition, Apollo is entitled to receive a transaction fee in connection with certain subsequent merger, acquisition, financing or similar transactions equal to 1% of the aggregate transaction value. The management agreement contains customary indemnification provisions in favor of Apollo, as well as expense reimbursement provisions with respect to expenses incurred by Apollo in connection with its performance of services thereunder. The terms and fees payable to Apollo under the management agreement were determined through arm’s-length negotiations between us and Apollo, and reflect the understanding of us and Apollo of the fair value for such services, based in part on market conditions and what similarly-situated companies have paid for similar services. We paid Apollo a $12.3 million fee for services rendered in connection with the Apollo Acquisition and reimbursed Apollo for certain expenses incurred in rendering those services.
Other Transactions
     Apollo previously owned 41% of Goodman Global, Inc. On February 14, 2008, Goodman Global, Inc. was acquired by affiliates of Hellman & Friedman LLC. We sell rolled aluminum products to Goodman Global, Inc. under a two-year sales contract that extends through 2009. The original contract was entered into prior to our affiliation with Apollo. Recent amendments were the result of arm’s-length negotiations and we feel that they are on terms at least as favorable to us as those we could have obtained from unaffiliated third parties at the time. During the fiscal years ended December 31, 2006, 2007 and 2008, sales to Goodman Global, Inc. totaled $55.0 million, $63.8 million and $60.4 million, respectively.
     Apollo owns approximately 76% of Berry Plastics Group. We sell rolled aluminum products to subsidiaries of Berry Plastics Group under annual sales contracts, including a contract for 2008. The original contract was entered into prior to our affiliation with Apollo. Subsequent contracts were the result of arm’s-length negotiations and we feel that they are on terms at least as favorable to us as those we could have obtained from unaffiliated third parties at the time. During the fiscal years ended December 31, 2006, 2007 and 2008, sales to these subsidiaries totaled $9.3 million, $13.5 million and $8.7 million, respectively. Mr. Smith, who became our CEO on March 3, 2008, was the Executive Director at Berry Plastics Group from April 2007 to December 2007. Mr. Lorentzen, who became our COO on May 8, 2008 and our CFO on October 10, 2008, was the Vice President of Corporate Development at Berry Plastics Group from April 2007 to May 2008.
Review and Approval of Related Person Transactions
     Our Audit Committee is responsible for the review and approval of all related-party transactions; however, the Audit Committee does not have a written policy regarding the approval of related person transactions. As part of its review and approval of a related person transaction, the Audit Committee considers:
•	the nature of the related-person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters the Audit Committee deems appropriate.

Director Independence
     As a privately held company, we are not required to have independent directors on our Board. However, our Board has determined that, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, Messrs. Schumacher, Miklich and Kasdin are independent directors. Messrs. Brooks and Smith are not considered independent under any general listing standards due to their current and past employment relationships with us, and Messrs. Press, Turner, Rashid, Nord, Michelini and Kleinman, are not considered independent under any general listing standards due to their relationship with Apollo, our largest stockholder. As Apollo owns approximately 98.5% of our outstanding equity, under New York Stock Exchange listing standards, we would qualify as a “controlled company” and, accordingly, be exempt from its requirements to have a majority of independent directors and a nominating/corporate governance committee and a compensation committee each composed entirely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Set forth below is information relating to the aggregate fees billed by Ernst and Young LLP for professional services rendered for the following periods:

	2007	2008
	$	$
Audit fees	3.1	1.9
Audit-related fees	0.1	0.1
Tax fees	0.6	0.4

Total	3.8	2.4

Audit Fees
     Represents the aggregate fees billed by Ernst & Young LLP (E&Y) for professional services rendered for the audit of our consolidated financial statements, for the reviews of the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years, or for services normally provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements, including reviews of registration statements.
Audit-Related Fees
     Audit-related fees were comprised of assurance and related services that are related to the performance of the audit or review of the financial statements, including due diligence related to mergers and acquisitions, audit in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.
Tax Fees
     Tax fees were related to services for tax compliance, tax planning and tax advice.
Pre-Approval Policies and Procedures
     All of E&Y’s fees for 2008 and 2007 were pre-approved by the Audit Committee. The Audit Committee’s or the Board’s, as applicable, policy is to pre-approve all services by the Company’s independent accountants. The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by E&Y to the Company. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that E&Y’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by E&Y must be pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	(1) Financial Statements

See Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data.”

(a)	(2) Financial Statement Schedules

No financial schedules are required under the related instructions, or are inapplicable and therefore have been omitted.

(a)	(3) Exhibits

See the Index to Exhibits, which appears on pages 150 through 151 of this report.

SIGNATURES
     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION

By:	/s/ Layle K. Smith

Name:	Layle K. Smith
Title:	President and Chief Executive Officer
     Date: February 25, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Layle K. Smith
Layle K. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009

/s/ Kyle D. Lorentzen
Kyle D. Lorentzen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2009

/s/ William H. Brooks
William H. Brooks	Director	February 24, 2009

/s/ Eric L. Press
Eric L. Press	Director	February 24, 2009

/s/ Gareth Turner
Gareth Turner	Director	February 24, 2009

/s/ M. Ali Rashid
M. Ali Rashid	Director	February 24, 2009

/s/ Matthew H. Nord
Matthew H. Nord	Director	February 24, 2009

/s/ Matthew R. Michelini
Matthew R. Michelini	Director	February 24, 2009

/s/ Scott Kleinman
Scott Kleinman	Director	February 24, 2009

/s/ Alan Schumacher
Alan Schumacher	Director	February 24, 2009

/s/ Thomas Miklich
Thomas Miklich	Director	February 24, 2009

/s/ Robert Kasdin
Robert Kasdin	Director	February 24, 2009

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated April 10, 2007, by and among Noranda Aluminum Acquisition Corporation, Noranda Finance, Inc. and Xstrata (Schweiz) A.G. (incorporated by reference to Exhibit 2.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

3.1	Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 3.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

3.2	By-Laws, as amended, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on April 11, 2008)

4.1	Indenture, dated May 18, 2007, by and among Noranda Aluminum Acquisition Corporation, the Guarantors named therein, and Wells Fargo Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.2	Supplemental Indenture, dated as of September 7, 2007, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.3	Indenture, dated June 7, 2007, between Noranda Aluminum Holding Corporation and Wells Fargo Bank, as Trustee (incorporated by reference to Exhibit 4.3 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.4	Form of Senior Floating Rate Note due 2015 (incorporated by reference to Exhibit 4.4 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.5	Form of Senior Floating Rate Note due 2014 (incorporated by reference to Exhibit 4.5 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.1	Credit Agreement, dated as of May 18, 2007, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the lenders party thereto from time to time, Merrill Lynch Capital Corporation, as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.2	Guarantee and Collateral Agreement, dated as of May 18, 2007, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.3	Management Incentive Compensation Plan Term Sheet, dated May 24, 2007, between William Brooks and Apollo Management VI, L.P. (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.4	Amended and Restated Noranda Aluminum Holding Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.5	Non Qualified Stock Option Agreement, dated as of May 29, 2007, between Noranda Aluminum Holding Corporation and William Brooks (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.6	Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.8	Form of Non Qualified Stock Option Agreement (Investor Director Providers) (incorporated by reference to Exhibit 10.8 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.9	Management Equity Investment and Incentive Term Sheet, dated February 22, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on April 11, 2008)

10.10	Non Qualified Stock Option Agreement, dated as of February 22, 2008, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on April 11, 2008)

10.11	Management Equity Investment and Incentive Term Sheet, dated May 8, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Kyle D. Lorentzen

10.12†	Establishment Agreement, dated September 30, 2004, between the Government of Jamaica and St. Ann Bauxite Limited.

10.13	Special Mining Lease No. 165, dated October 1, 2004, granted by the Government of Jamaica to St. Ann Bauxite Limited

10.14	Alumina Purchase Agreement, dated as of November 2, 2004, by and between Gramercy Alumina LLC and Gramercy Alumina Holdings Inc.

Exhibit Number	Description

10.15	Agreement, dated as of December 14, 2004, by and between Union Electric Company d/b/a AmerenUE and Noranda Aluminum, Inc.

10.16†	Letter Agreement (amending the Establishment Agreement), dated as of February 14, 2006, from St. Ann Bauxite Limited to Dr. Carlton Davis, Cabinet Secretary, Jamaica

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Certification of Chief Executive Officer and Chief Financial Officer

†	Certain portions of this document have been omitted pursuant to a confidential treatment request.