Form 10-Q
period 2009-03-31
Noranda Aluminum Holding CORP
filed 2009-05-11
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [                     to                     ].
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
YES ☑      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐      NO ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      YES ☐      NO ☑
As of April 30, 2009, there were 21,740,548 shares of Noranda common stock outstanding.

 -i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(dollars expressed in thousands)
(unaudited)

	December 31, 2008	March 31, 2009
	$	$
ASSETS
Current assets:
Cash and cash equivalents	184,716	200,438
Accounts receivable, net	74,472	61,405
Inventories	139,019	128,384
Derivative assets, net	81,717	89,498
Tax receivable	13,125	12,536
Other current assets	3,367	7,242

Total current assets	496,416	499,503

Investments in affiliates	205,657	161,607
Property, plant and equipment, net	599,623	582,449
Goodwill	242,776	202,576
Other intangible assets, net	66,367	62,632
Long-term derivative assets, net	255,816	238,612
Other assets	69,516	62,022

Total assets	1,936,171	1,809,401

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable
Trade	34,816	37,489
Affiliates	34,250	31,896
Accrued liabilities	32,453	23,881
Accrued interest	2,021	436
Deferred revenue	287	—
Deferred tax liabilities	24,277	31,001
Current portion of long-term debt due to third party	32,300	24,500

Total current liabilities	160,404	149,203

Long-term debt	1,314,308	1,117,630
Pension liabilities	120,859	123,790
Other long-term liabilities	39,582	46,369
Deferred tax liabilities	262,383	277,664
Common stock subject to redemption (100,000 shares at December 31, 2008 and March 31, 2009)	2,000	2,000
Shareholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 21,746,548 and 21,740,548 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively, including 100,000 shares subject to redemption at December 31, 2008 and March 31, 2009)	217	217
Capital in excess of par value	14,383	14,663
Accumulated deficit	(176,280)	(132,001)
Accumulated other comprehensive income	198,315	209,866

Total shareholders’ equity	36,635	92,745

Total liabilities and shareholders’ equity	1,936,171	1,809,401

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Operations
(dollars expressed in thousands)
(unaudited)

	Three months ended March 31,
	2008	2009
	$	$

Sales	300,280	164,315

Operating costs and expenses:
Cost of sales	242,572	184,319
Selling, general and administrative expenses	15,855	22,226
Goodwill and other intangible asset impairment	—	43,000

	258,427	249,545

Operating income (loss)	41,853	(85,230)

Other expenses (income)
Interest expense, net	24,213	15,874
Gain on hedging activities, net	(5,597)	(45,128)
Equity in net (income) loss of investments in affiliates	(2,654)	44,050
Gain on debt repurchase	—	(152,208)

Total other expenses (income)	15,962	(137,412)

Income before income taxes	25,891	52,182
Income tax expense	8,685	7,903

Net income for the period	17,206	44,279

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Shareholders’ (Deficiency) Equity
(dollars expressed in thousands)
(unaudited)

				Accumulated
		Capital in		other
	Common	excess	Accumulated	comprehensive
	stock	of par value	deficit	(loss) income	Total
	$	$	$	$	$

Balance, December 31, 2007	216	11,767	—	(12,059)	(76)

For the year ended December 31, 2008:
Net loss	—	—	(74,057)	—	(74,057)
Pension adjustment, net of tax benefit of $31,842	—	—	—	(53,408)	(53,408)
Unrealized gain on hedging activities, net of tax of $150,296	—	—	—	263,782	263,782

Total comprehensive income					136,317
Distribution to shareholders	—	—	(102,223)	—	(102,223)
Issuance of shares	1	285	—	—	286
Repurchase of shares	—	(45)	—	—	(45)
Stock option expense	—	2,376	—	—	2,376

Balance, December 31, 2008	217	14,383	(176,280)	198,315	36,635

Net income	—	—	44,279	—	44,279
Unrealized gain on hedging activities, net of tax of $6,582	—	—	—	11,551	11,551

Total comprehensive income					55,830
Repurchase of shares	—	(90)	—	—	(90)
Stock option expense	—	370	—	—	370

Balance, March 31, 2009	217	14,663	(132,001)	209,866	92,745

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(dollars expressed in thousands)
(unaudited)

	Three months ended March 31,
	2008	2009
	$	$

OPERATING ACTIVITIES
Net income	17,206	44,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,610	25,368
Non-cash interest	1,301	662
Loss on disposal of property, plant and equipment	520	2,429
Goodwill and other intangible asset impairment	—	43,000
(Gain) loss on hedging activities, net of cash settlements	(1,797)	(28,816)
Settlements from hedge terminations, net	—	50,389
Gain on debt repurchase	—	(152,208)
Equity in net (income) loss of investments in affiliates	(2,654)	44,050
Deferred income taxes	(2,536)	15,424
Stock option expense	64	370
Changes in other assets	4,137	5,972
Changes in pension liabilities	965	2,931
Changes in other long-term liabilities	440	6,787
Changes in operating assets and liabilities:
Accounts receivable, net	(17,431)	13,067
Insurance receivable	—	(3,536)
Inventories	(9,095)	10,635
Other current assets	536	4,852
Accounts payable	38,641	(588)
Taxes receivable	11,207	588
Accrued interest	16,057	(1,585)
Deferred revenue	(326)	(287)
Accrued liabilities	(3,275)	(8,572)

Cash provided by operating activities	78,570	75,211

INVESTING ACTIVITIES
Capital expenditures	(8,064)	(9,688)
Proceeds from insurance	—	792
Proceeds from sale of property, plant and equipment	6	—

Cash used in investing activities	(8,058)	(8,896)

FINANCING ACTIVITIES
Proceeds from issuance of shares	2,089	—
Repurchase of shares	—	(90)
Repurchase of debt	—	(50,503)

Cash provided by (used in) financing activities	2,089	(50,593)

Change in cash and cash equivalents	72,601	15,722
Cash and cash equivalents, beginning of period	75,630	184,716

Cash and cash equivalents, end of period	148,231	200,438

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
1. ACCOUNTING POLICIES
Basis of presentation
          Noranda Aluminum Holding Corporation (“Noranda” or “Company”), through its direct wholly owned subsidiary, Noranda Aluminum Acquisition Corporation, (“Noranda AcquisitionCo”), owns all of the outstanding shares of Noranda Aluminum, Inc. "Noranda HoldCo” refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries. Noranda and the Company refer to the entire consolidated business, including Noranda HoldCo and each of its subsidiaries. Noranda HoldCo and Noranda AcquisitionCo were formed by affiliates of Apollo Management, L.P. (collectively, “Apollo”). The Company operates an aluminum smelter in New Madrid, Missouri (“New Madrid”), and four rolling mills in the southeastern United States in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas (such rolling mills, “downstream business” or “downstream”). Additionally, the Company holds 50% joint venture interests in a Gramercy, Louisiana alumina refinery partnership (“Gramercy”) and a Jamaican bauxite mining partnership (“St. Ann” or “SABL”). The Company’s primary aluminum business (the “upstream business” or “upstream”) comprises New Madrid, Gramercy, SABL, and the corporate office in Franklin, Tennessee. The wholly owned subsidiaries of Noranda AcquisitionCo include Noranda Intermediate Holding Corporation (“Noranda Intermediate”), Noranda Aluminum, Inc., Norandal USA, Inc., Gramercy Alumina Holdings Inc., and NHB Capital Corp. (“NHB”).
          On April 10, 2007, Noranda AcquisitionCo entered into a Stock Purchase Agreement with Noranda Finance, Inc. (subsequently renamed Noranda Intermediate), an indirect wholly owned subsidiary of Xstrata plc (together with its subsidiaries, “Xstrata”), and Xstrata (Schweiz) A.G., a direct wholly owned subsidiary of Xstrata, pursuant to which it agreed to purchase all of the outstanding shares of Noranda Intermediate, which together with its subsidiaries constituted the Noranda aluminum business of Xstrata. The acquisition was completed on May 18, 2007 (the “Apollo Acquisition”). Noranda HoldCo and Noranda AcquisitionCo had no assets or operations prior to the acquisition of Noranda Intermediate on May 18, 2007.
          The Company’s investments in non-controlled entities in which it has the ability to exercise equal or significant influence over operating and financial policies are accounted for by the equity method. All intercompany transactions and accounts have been eliminated in consolidation.
          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. In management’s opinion, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are considered necessary for the fair presentation of the Company’s financial position and operating results.
          The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s 2008 annual financial statements included in the Company’s Form 10-K, filed on February 25, 2009.
Insurance accounting
          Due to the power outage which impacted the Company’s New Madrid smelter during the week of January 26, 2009, which is discussed further in Note 2 to the financial statements, management has determined that accounting for insurance represents a significant accounting policy.
          In recording costs and losses associated with the outage, the Company follows applicable US GAAP to determine asset write-downs, changes in depreciation lives, and accruing for out-of-pocket costs. To the extent claim amounts are probable (greater than 70% likelihood of recovery), Noranda records expected proceeds only to the extent that costs and losses have been reflected in the financial statements in accordance with applicable US GAAP. For claim amounts resulting in gains, such as when the replacement cost of damaged assets exceeds the book value of those assets, or in the case of profit margin on lost sales, the Company records such amounts only when those portions of the claims were settled.
Impact of recently issued accounting standards
          Effective January 1, 2009, the Company adopted the following accounting standards:
•	Previously deferred portions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), related to nonfinancial assets and nonfinancial liabilities. See Note 17 for further discussion.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
•	SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will apply only to future business combinations, except that, in the Company’s circumstances, certain changes in SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) will require subsequent changes to valuation allowances recorded in purchase accounting to be recorded as income tax expense (regardless of when the acquisition occurred). The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations in the period of adoption.

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes disclosure and presentation requirements for ownership interests in consolidated subsidiaries held by parties other than the Company (sometimes called “minority interests”). The Company currently does not have a noncontrolling interest in any consolidated entities.

•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for derivative instruments. SFAS No. 161 does not change accounting for derivative instruments. See Note 16 for further discussion.
2. NEW MADRID POWER OUTAGE
          During the week of January 26, 2009, power supply to Noranda’s New Madrid smelter, which supplies all of the upstream business’ production, was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the outage, Noranda lost approximately 75% of the smelter capacity. The smelter had returned to operating at above 50% of capacity as of April 30, 2009.
          Management believes the smelter outage has had minimal impact on the Company’s value-added shipments of rod and billet. The Company has been able to continue to supply its value-added customers because the re-melt capability within the New Madrid facility has allowed it to support the internal production of metal to value-added processing capacity with external metal purchases. The downstream business has traditionally purchased metal from New Madrid as well as from external sources of supply and has increased its purchases from external suppliers to replace the metal New Madrid has not been able to supply.
          The Company has pot line freeze insurance covering up to $77,000 in losses for property damage incurred, some operating costs during the operational downtime, incremental costs incurred for recovery activities and business interruption insurance for lost profits. The total amount of losses recognized and expenses incurred at March 31, 2009 of $11,389 has been recorded in the accompanying statements of operations and has been offset by the amount of $7,244, which the Company has recognized as proceeds from its insurance carriers. The remaining amount of $4,145 primarily represents the Company’s deductible and differences between the timing of incurring costs and accruing for expected recoveries. The Company has received $15,000 of proceeds from its insurance carriers as of April 30, 2009. Insurance proceeds funded $792 of capital expenditures as of March 31, 2009.
          The following table shows the insurance activity:

	For the three months ended March 31, 2009
	Items	Related	Net
	incurred	proceeds	impact
	$	$	$

Losses in cost of goods sold	7,264	(7,244)	20
Losses in selling, general and administrative expenses	4,125	—	4,125

Total	11,389	(7,244)	4,145

Insurance receipts through March 31, 2009		(4,500)

Insurance receivable recorded at March 31, 2009		2,744

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
3. RESTRUCTURING
          In December 2008, Noranda announced a Company-wide workforce and business process restructuring that reduced Noranda’s operating costs, conserved liquidity and improved operating efficiencies.
          The work force restructuring plan involved a total staff reduction of approximately 338 employees and contract workers. The reduction in the employee workforce included 228 affected employees in Noranda’s upstream business. These reductions were substantially completed during the fourth quarter of 2008. The reductions at the downstream facilities in Huntingdon, Tennessee, Salisbury, North Carolina, and Newport, Arkansas included 96 affected employees.
          The following table summarizes the impact of the restructuring:

		One time involuntary	Total restructuring
	Window benefits(a)	termination benefits(b)	charge
	$	$	$

Restructuring expense:
Upstream	1,770	4,583	6,353
Downstream	—	2,792	2,792

Total	1,770	7,375	9,145
Benefits paid in 2008	—	(532)	(532)

Balance at December 31, 2008	1,770	6,843	8,613
Benefits paid in 2009-upstream	(38)	(3,546)	(3,584)
Benefits paid in 2009-downstrream	—	(2,347)	(2,347)

Balance at March 31, 2009	1,732	950	2,682

(a)	Window benefits are recorded in pension liability on the condensed consolidated balance sheets. Benefits paid represent estimated expenses. The actual balance will be determined actuarially at the pension remeasurement date.

(b)	One-time termination benefits are recorded in accrued liabilities on the condensed consolidated balance sheets.
4. SUPPLEMENTAL FINANCIAL STATEMENT DATA
Statements of operations:

	Three months ended March 31,
	2008	2009
	$	$

Interest expense	25,211	15,897
Interest income	(998)	(23)

Interest expense, net	24,213	15,874

Statements of cash flows:

	Three months ended March 31,
	2008	2009
	$	$

Interest paid	7,815	6,568
Income taxes paid (refunded), net	14	(7,047)

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
5. CASH AND CASH EQUIVALENTS
          Cash and cash equivalents consist of the following:

	December 31, 2008	March 31, 2009
	$	$

Cash	8,107	61,520
Money market funds	176,609	88,918
Short-term treasury bills	—	50,000

Total cash and cash equivalents	184,716	200,438

          Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. The Company places its cash equivalents with quality financial institutions. During 2008, FDIC limits increased and at December 31, 2008 and March 31, 2009, all cash balances, excluding the money market funds and the short-term treasury bills, were fully insured by the FDIC. All of the Company’s cash equivalents are invested entirely in U.S. Treasury securities, which Noranda believes does not expose the Company to significant credit risk. The Company considers its investments in money market funds and short-term treasury bills to be available for use in its operations. The Company reports money market funds and short-term treasury bills at fair value.
6. INVENTORIES
          The components of inventories, stated at the lower of last-in-first-out (“LIFO”) cost or market, are:

	December 31, 2008	March 31, 2009
	$	$

Raw materials	55,311	53,729
Work-in-process	37,945	25,512
Finished goods	28,716	18,438

Total inventory subject to LIFO valuation, at FIFO cost	121,972	97,679
LIFO adjustment	40,379	44,034
Lower of cost or market reserve	(51,319)	(42,973)

Inventory at lower of LIFO cost or market	111,032	98,740
Supplies	27,987	29,644

Total inventory	139,019	128,384

          The lower of cost or market (“LCM”) reserve is based on the Company’s best estimates of product sales prices as indicated by the price of aluminum in commodity markets at quarter end and customer demand patterns, which are subject to general economic conditions. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory losses, which could have a material effect on the Company’s results of operations and financial condition in the near term.
          Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs.
          The Company uses the LIFO method of valuing raw materials, work-in-process and finished goods inventories. An actual valuation of these components under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the three months ended March 31, 2009, the Company recorded a LIFO liquidation loss of $12,307 due to a decrement in inventory quantities because management does not expect to build an inventory layer in 2009.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
7.      PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment are stated at cost. Depreciation is based on the estimated service lives of the assets computed principally by the straight-line method for financial reporting purposes.
          Property, plant and equipment, net consist of the following:

	Estimated useful lives	December 31, 2008	March 31, 2009
	(in years)	$	$

Land	—	11,921	11,921
Buildings and improvements	10–47	87,155	87,458
Machinery and equipment	3–50	632,834	636,469
Construction in progress	—	22,495	25,413

		754,405	761,261
Accumulated depreciation		(154,782)	(178,812)

Total property, plant and equipment, net		599,623	582,449

     Cost of sales includes depreciation expense of the following amount in each period:

Year to date	$
Three months ended March 31, 2008	23,671
Three months ended March 31, 2009	24,433
     In connection with the power outage at New Madrid, the Company wrote off assets with a net book value of $1,804. In addition, the lives of certain assets were reduced by approximately one year, resulting in $1,597 increased depreciation expense for the three months ended March 31, 2009.
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
          The following presents changes in the carrying amount of goodwill for the following periods:

	Upstream	Downstream	Total
	$	$	$

Balance, December 31, 2007	124,853	131,269	256,122
Changes in purchase price allocations	4,588	(464)	4,124
Tax adjustment	8,269	(239)	8,030
Impairment loss	—	(25,500)	(25,500)

Balance, December 31, 2008	137,710	105,066	242,776
Impairment loss	—	(40,200)	(40,200)

Balance, March 31, 2009	137,710	64,866	202,576

          Based upon the final evaluation of the fair value of the Company’s tangible and intangible assets acquired and liabilities assumed as of the closing date of the Apollo Acquisition, the Company recorded valuation adjustments that increased goodwill and decreased property, plant and equipment $4,124 in March 2008.
          In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combinations, (“EITF 93-7”), adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill, if any. Following the guidance of EITF 93-7, the Company recorded a $10,989 adjustment to increase goodwill in June 2008 to account for the difference between the estimated deferred tax asset for the carryover basis of acquired federal net operating loss and minimum tax credit carryforwards and the final deferred tax asset for such net operating loss and minimum tax credit carryforwards. In December 2008, the Company recorded a $2,959 adjustment to decrease goodwill to reflect the final determination of taxes owed from the Predecessor period.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
Impairment
          During the fourth quarter of 2008 as the impact of the global economic contraction began to be realized in both segments and as the Company announced its workforce and business process restructuring (See Note 3), the Company recorded a $25,500 impairment of goodwill in the downstream segment business.
          In connection with the preparation of the Company’s condensed consolidated financial statements for the first quarter of 2009, the Company concluded that it was appropriate to re-test its goodwill in both segments for recoverability in light of the power outage at the New Madrid smelter and due to accelerated deteriorations of demand volumes in both the upstream and downstream segments.
          Based on the Company’s interim impairment analysis of goodwill during the first quarter of 2009, the Company concluded that an impairment charge was probable and could be reasonably estimated. The Company recorded an estimated impairment charge of $40,200 in the downstream segment. The Company is still in the process of finalizing certain valuations related to the goodwill impairment analysis. Adjustments, if any, to the Company’s estimates as a result of completing the valuations will be recorded in the three months ended June 30, 2009. Future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitability projections.
          The Company’s SFAS No. 142 analysis includes assumptions about future profitability and cash flows of its segments, which the Company believes to reflect its best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions employed by the Company will be materially different from the actual amounts or results, and that additional impairment charges for either or both reporting units will be necessary during 2009.
9.      OTHER INTANGIBLE ASSETS
          Other intangible assets consist of the following:

	December 31, 2008	March 31,2009
	$	$

Intangible assets:
Non-amortizable:
Trade names (indefinite life)	20,494	17,694
Amortizable:
Customer relationships (15 year weighted average life)	51,288	51,288
Other (2.5 year weighted average life)	689	689

	72,471	69,671
Accumulated amortization	(6,104)	(7,039)

Total intangible assets, net	66,367	62,632

          Amortization expense related to intangible assets is included in selling, general and administrative expenses of the following amount in each period:

Year to date	$
Three months ended March 31, 2008	939
Three months ended March 31, 2009	935
          As part of the Company’s interim impairment analysis of intangible assets during the first quarter of 2009 discussed in Note 8, the Company recorded an impairment charge of $2,800 related to the indefinite-lived trade names in the downstream business. Future impairment charges for either or both segments could be required if the Company does not achieve its current cash flow, revenue and profitability projections.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
10. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts receivable, net consists of the following:

	December 31, 2008	March 31, 2009
	$	$

Trade	76,031	63,505
Allowance for doubtful accounts	(1,559)	(2,100)

Total accounts receivable, net	74,472	61,405

Other current assets consist of the following:

	December 31, 2008	March 31, 2009
	$	$

Prepaid expenses	3,068	3,816
Insurance recovery receivable	—	2,744
Other current assets	299	682

Total other current assets	3,367	7,242

Other assets consist of the following:

	December 31, 2008	March 31, 2009
	$	$

Deferred financing costs, net of amortization	27,736	23,703
Cash surrender value of life insurance	15,727	15,727
Other	26,053	22,592

Total other assets	69,516	62,022

Accrued liabilities consist of the following:

	December 31, 2008	March 31, 2009
	$	$

Compensation and benefits	16,301	11,511
Workers’ compensation	3,299	3,272
Asset retirement and site restoration obligations	2,193	2,014
Pension liability and other	3,817	6,134
Restructuring	6,843	950

Total accrued liabilities	32,453	23,881

Other long-term liabilities consist of the following:

	December 31, 2008	March 31, 2009
	$	$

FIN 48 liability	9,560	9,757
Workers’ compensation	9,159	9,191
Asset retirement and site restoration obligations	6,602	7,252
Deferred interest payable	7,344	14,916
Deferred compensation and other	6,917	5,253

Total other long-term liabilities	39,582	46,369

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
11.      RELATED PARTY TRANSACTIONS
          In connection with the Apollo Acquisition, the Company entered into a management consulting and advisory services agreement with Apollo for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provide for annual fees of $2,000, payable in one lump sum annually. The Company expensed approximately $500 of such fees in each of the three months ended March 31, 2008 and 2009. These fees are included within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
          Accounts payable to affiliates consist of the following and are due in the ordinary course of business:

	December 31, 2008	March 31, 2009
	$	$
|	|
Gramercy Alumina, LLC (“Gramercy”)	34,250	31,896
          The Company purchased alumina in transactions with Gramercy, a 50% owned joint venture with Century Aluminum Company. Purchases from Gramercy were as follows:

Year to date	$
Three months ended March 31, 2008	37,157
Three months ended March 31, 2009	27,758
          The Company sells rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows:

Berry Plastics
Corporation
Year to date	$
Three months ended March 31, 2008	1,961
Three months ended March 31, 2009	1,171
12.      LONG-TERM DEBT
          A summary of long-term debt is as follows:

	December 31, 2008	March 31, 2009
	$	$

Noranda:
Senior Floating Rate Notes due 2014 (unamortized discount of $1,842 and $592 at December 31, 2008 and March 31, 2009, respectively)	218,158	71,760
Noranda AcquisitionCo:
Term B loan due 2014	393,450	393,450
Senior Floating Rate Notes due 2015	510,000	451,920
Revolving credit facility	225,000	225,000

Total debt	1,346,608	1,142,130
Less: current portion	(32,300)	(24,500)

Long-term debt	1,314,308	1,117,630

Secured credit facilities
     Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, which consist of:
•	a $500,000 term B loan with a maturity of seven years, which was fully drawn on May 18, 2007; of which $106,550 had been repaid as of March 31, 2009. An additional $24,500 was paid in April 2009 as required by the loan’s excess cash flow sweep feature.

•	a $250,000 revolving credit facility with a maturity of six years, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice. Outstanding letter of credit amounts consisted of $6,012 at March 31, 2009.
     The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200,000. Incurrence of such incremental indebtedness under the senior secured

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
credit facilities is subject to, among other things, Noranda AcquisitionCo’s compliance with a Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) of 2.75 to 1.0 until December 31, 2008 and 3.0 to 1.0 thereafter. At December 31, 2008 and March 31, 2009, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans.
          The senior secured credit facilities are guaranteed by the Company and by all of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo. that do not qualify as “unrestricted” under the senior secured credit facilities. These guarantees are full and unconditional. NHB, in which the Company has 100% ownership interest, is the only unrestricted subsidiary and the only subsidiary that has not guaranteed these obligations. See Note 22 for the discussion of NHB. The credit facilities are secured by first priority pledges of all the equity interests in Noranda AcquisitionCo and all of the equity interests in each of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo. The senior secured credit facilities are also secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo, as well as those of each of its existing and future direct and indirect wholly owned domestic subsidiaries that have guaranteed the senior secured credit facilities.
          On May 7, 2009, participating lenders approved an amendment to the senior secured credit facilities to permit discounted prepayments of the term B loan revolving credit facility through a modified “Dutch” auction procedure. The amendment also permits the Company to conduct open market purchases of the revolving credit facility and term B loan at a discount.
Term B loan
          Interest on the loan is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and March 31, 2009) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loan). The interest rates at December 31, 2008 and March 31, 2009 were 4.24% and 2.56%, respectively. Interest on the term B loan is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75,000 on the term B loan. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.
          Noranda AcquisitionCo is required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of the Company’s Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loan) within 95 days after the end of each fiscal year. The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loan shall be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) or the amount of term B loan that has been repaid. The mandatory prepayment of $24,500 was paid in April 2009 and was equal to 50% of Noranda AcquisitionCo’s Excess Cash Flow for 2008. When the final calculation was performed during the quarter, the payment was reduced from the estimated amount reported by the Company at December 31, 2008 of $32,300.
Revolving Credit Facility
          Interest on the revolving credit facility is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% at December 31, 2008 and March 31, 2009) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable no less frequently than quarterly. As of March 31, 2009, $225,000 had been drawn on the revolving credit facility. Noranda AcquisitionCo has outstanding letters of credit totaling $7,012 and $6,012 under the revolving credit facility at December 31, 2008 and March 31, 2009, respectively. At December 31, 2008, $17,988 was available for borrowing under this facility at December 31, 2008. The Company does not consider any amounts to be available under the facility at March 31, 2009.
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

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
Certain Covenants
          The senior secured credit facilities contain various restrictive covenants. Among other things, these covenants may restrict Noranda AcquisitionCo’s ability to incur indebtedness or liens, make investments or declare or pay any dividends, or condition its ability to do so upon the achievement of certain financial ratios. At March 31, 2009, the Company’s debt to EBITDA ratio was in excess of the level provided for in the senior secured credit facilities as a condition to the incurrence of certain indebtedness; as such the Company’s ability to incur additional indebtedness is limited.
AcquisitionCo notes
          In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510,000 Senior Floating Rate Notes due 2015 (the “AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash; for any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The PIK interest rate was 7.35% at December 31, 2008 and March 31, 2009.
          The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. As discussed elsewhere in this footnote, NHB is not a guarantor of the senior secured credit facilities, and is therefore not a guarantor of the AcquisitionCo Notes. See Note 22 for further discussion of NHB. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the existing guarantors. The guarantee by Noranda HoldCo is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda HoldCo at any time. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries which guarantee the AcquisitionCo Notes.
          In light of the economic downturn beginning in late September 2008, along with the Company’s current and future cash needs, management notified the trustee for the HoldCo and Acquisition Co bondholders of its election to pay the May 15, 2009 interest payment entirely in kind. Additionally, the Company has made the election to pay the November 15, 2009 entirely in kind.
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
HoldCo notes
          On June 7, 2007, Noranda HoldCo issued Senior Floating Rate Notes due 2014 (the “HoldCo Notes”) in aggregate principal amount of $220,000, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, Noranda may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, Noranda must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The PIK interest rate was 9.10% at December 31, 2008 and March 31, 2009.
          As discussed above, management has notified the trustee for the HoldCo and AcquisitionCo bondholders of its election to pay the May 15, 2009 and November 15, 2009 interest payment entirely by increasing the principal amount of those notes.
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

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
Debt repurchase
          During the period ended March 31, 2009, the Company repurchased $205,728 principal aggregate amount of its outstanding HoldCo and AcquisitionCo Notes for an aggregate price of $51,409. HoldCo Notes with aggregate principal balances of $147,648 and net carrying amounts of $145,525 (including deferred financing fees and debt discounts) were repurchased at an aggregate price of $36,325. AcquisitionCo Notes with aggregate principal balances of $58,080 and net carrying amounts of $58,092 (including deferred financing fees and debt discounts) were repurchased at an aggregate price of $15,084. The Company recognized a gain of $152,208 representing the difference between the reacquisition price and the carrying amount of repurchased debt. The gain has been reported as “Gain on debt repurchase” in the accompanying condensed consolidated statements of operations for the period ended March 31, 2009. For tax purposes, gains from Noranda’s 2009 debt repurchase will be deferred until 2014, and then included in income ratably from 2014 to 2018.
13. PENSIONS AND OTHER POST-RETIREMENT BENEFITS
          The Company sponsors defined benefit pension plans for hourly and salaried employees. Benefits under the Company sponsored defined benefit pension plans are based on years of service and/or eligible compensation prior to retirement. The Company also sponsors other post-retirement benefit (“OPEB”) plans for certain employees. The Company sponsored post-retirement benefits include life insurance benefits and health insurance benefits. These health insurance benefits cover 21 retirees and beneficiaries. In addition, the Company provides supplemental executive retirement benefits (“SERP”) for certain executive officers.
          The Company’s pension funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). OPEB benefits are funded as retirees submit claims.
          The Company uses a measurement date of December 31 to determine the pension and OPEB liabilities.
          Net periodic benefit costs comprise the following:

	Pension		OPEB
	Three months ended March 31,		Three months ended March 31,
	2008	2009	2008	2009
	$	$	$	$

Service cost	1,958	2,234	14	34
Interest cost	3,825	4,350	39	105
Expected return on plan assets	(4,711)	(3,100)	—	—
Net amortization and deferral	120	1,616	2	(10)

Net periodic cost	1,192	5,100	55	129

Employer contributions
          The Company expects to contribute $380 to the pension plan and $278 to the health insurance plan during 2009 in addition to the $2,225 contributed during the three months ended March 31, 2009. Due to possible regulatory changes as well as possible volatile market returns in the plan assets, the Company may be required to make additional contributions to the plans.
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
(dollars expressed in thousands, except per share amounts)
carrying amount of the common stock subject to redemption is reported as the $2,000 proceeds, and has not been adjusted to reflect the $8,000 redemption amount, as it is not probable that a change in control event will take place prior to September 3, 2009.
Noranda long-term incentive plan
          Under the 2007 Long-Term Incentive Plan of Noranda (the “Incentive Plan”) the Company has reserved 1,500,000 shares of Noranda common stock for issuance to employees and non-employee directors under the Incentive Plan. Of this amount, management investors own 320,548 shares and there are 960,225 options assigned for purchase of stock vesting activity. The remaining 219,227 shares remain available for issuance.
          Options granted under the Incentive Plan generally have a ten year term. Employee option grants generally consist of time-vesting options and performance-vesting options. The time-vesting options generally vest in equal one-fifth installments on each of the first five anniversaries of the date of grant or on the closing of Apollo’s acquisition of the Company, as specified in the applicable award agreements, subject to continued service through each applicable vesting date. The performance-vesting options vest upon the Company’s investors’ realization of a specified level of investor internal rate of return (“investor IRR”), subject to continued service through each applicable vesting date.
          The employee options generally are subject to a Company (or Apollo) call provision which expires upon the earlier of a qualified public offering or May 2014 and provides the Company (or Apollo) the right to repurchase the underlying shares at the lower of their cost or fair market value upon certain terminations of employment. A qualified public offering transaction is defined in the documents governing the options as a public offering that raises at least $200 million. This call provision represents a substantive performance-vesting condition with a life through May 2014; therefore, the Company recognizes compensation expense for service awards through May 2014. Performance-vesting options issued in May 2007 have met their performance-vesting provision. However, the shares underlying the options remain subject to the Company (or Apollo) call provision. Accordingly, the options currently are subject to service conditions, and stock compensation expense is being recorded over the remaining call provision through May 2014.
          At March 31, 2009, the expiration of the call option upon a qualified public offering would have resulted in the immediate recognition of $2,645 of compensation expense related to the cost of options where the investor internal rate of return (“IRR”) targets were previously met and $670 of compensation expense related to the cost of options where the offering (together with a $4.70 per share dividend paid in June 2008) would cause the performance option to be met. Further, the period over which the Company recognizes compensation expense for service awards would change from May 2014 to five years prospectively from the date of the qualified public offering, which, based on options outstanding at March 31, 2009, would increase quarterly stock compensation expense by approximately $736.
          The Company entered into a Termination and Consulting Agreement with Rick Anderson on October 14, 2008, in connection with his retirement on October 31, 2008 as Chief Financial Officer. Pursuant to that agreement, Mr. Anderson’s Company stock options will continue to vest during the consulting term, from October 31, 2008 through May 18, 2012, although Mr. Anderson will generally be unable to exercise the options until the expiration of the term of the agreement in May 2012. Mr. Anderson has agreed to certain ongoing confidentiality obligations and to non-solicitation and non-competition covenants following his retirement from the Company.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
          The summary of Company stock option activity and related information is as follows:

Employee Options and
	Non-Employee Director Options		Investor Director Provider Options
		Weighted-		Weighted-
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding-December 31, 2008	910,224	$8.61	70,000	$18.00

Granted	—	—	—	—
Modified	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding-March 31, 2009	910,224	$8.61	70,000	$18.00

Fully vested-end of period (weighted average remaining contractual term of 8.2 years)	387,688	$4.77	70,000	$18.00

Currently exercisable-end of period (weighted average remaining contractual term of 8.2 years)	350,908	$4.77	70,000	$18.00

          The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model. There were no stock option grants for the three months ended March 31, 2009. The following summarizes information concerning stock option grants:

Three months ended
March 31, 2008
Expected price volatility	44.8%
Risk-free interest rate	3.0%
Weighted average expected lives in years	5.9
Weighted average fair value	$7.33
Forfeiture rate	—
Dividend yield	—
          The Company recorded share-based compensation expense of the following amounts:

Year to date	$
Three months ended March 31, 2008	64
Three months ended March 31, 2009	370
          As of March 31, 2009, total unrecognized compensation expense related to non-vested stock options was $8,041 with a weighted average expense recognition period of 4.8 years.
15. INCOME TAXES
          The Company’s effective income tax rates were approximately 15.1% for the quarter ended March 31, 2009 and 33.5% for the quarter ended March 31, 2008. The decrease in the effective tax rate for the quarter ended March 31, 2009 was primarily impacted by state income taxes, equity method investee income, goodwill impairment, and the Internal Revenue Code Section 199 manufacturing deduction. As of March 31, 2009 and December 31, 2008, the Company had unrecognized income tax benefits (including interest) of approximately $11,190 and $11,017, respectively (of which approximately $7,309, if recognized, would favorably impact the effective income tax rate). As of March 31, 2009, the gross amount of unrecognized tax benefits (excluding interest) has not changed. It is expected that the unrecognized tax benefits may change in the next twelve months; however, due to Xstrata’s indemnification of the Company for tax obligations related to periods ending on or before the acquisition date, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.
          In April 2009, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata indemnified the Company for tax obligations related to periods ending on or before the acquisition date. Therefore, the Company does not anticipate that the IRS examination will have a material impact on its financial statements.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
16. DERIVATIVE FINANCIAL INSTRUMENTS
          The Company uses derivative instruments to mitigate the risks associated with fluctuations in aluminum and natural gas prices and interest rates. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designated fixed-price aluminum swaps as cash flow hedges; thus the effective portion of such derivatives is adjusted to fair value through accumulated other comprehensive income (“AOCI”), with the ineffective portion reported through earnings. As of March 31, 2009, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive income was $18,133. Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings in gains on hedging activities in the condensed consolidated statements of operations. As of March 31, 2009, all derivatives were held for purposes other than trading.
Discontinued cash flow hedges
Fixed-price aluminum sale swaps
          In 2007 and 2008, the Company implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the upstream business. During the first quarter of 2009, the Company entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable position of our fixed-price sale swaps. The average margin per pound was $0.42 at March 31, 2009. To the extent the Company has entered into fixed-price purchase swaps, it is no longer hedging its exposure to price risk. In addition, in March 2009, the Company entered into a hedge settlement agreement allowing the Company to monetize a portion of these hedges and use these proceeds to repurchase debt.
          Due to declines in demand for certain of the Company’s value-added products and uncertain business conditions, at November 30, 2008, management concluded that certain hedged sale transactions were no longer probable of occurring and de-designated hedge accounting for approximately 20,000 pounds of notional amounts settling in 2008, 245,000 pounds of notional amounts settling in 2009, and 32,000 pounds of notional amounts settling in 2010. Based on revised forecasts in place at December 31, 2008, the Company re-designated approximately 144,000 pounds of notional amounts settling in 2009 and approximately 20,000 pounds of notional amounts settling in 2010. In connection with discontinuing hedge accounting for these notional amounts, the Company reclassified $5,184 into earnings in 2008 because it was probable that these original forecasted transactions would not occur. As a result of the New Madrid power outage on January 28, 2009, and in anticipation of fixed-price aluminum purchase swaps described below, the Company discontinued hedge accounting for all of its remaining fixed-price aluminum sale swaps on January 29, 2009.
           For the three months ended March 31, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $55,864. Of this amount, $35,540 was reclassified into earnings because it is probable that the original forecasted transactions will not occur.
           In March 2009, the Company entered into a hedge settlement agreement with Merrill Lynch. As amended in April 2009, the agreement provides a mechanism for the Company to monetize up to $400,000 of the favorable net position of its long-term hedges to fund debt repurchases. The agreement states that Merrill Lynch will only settle sale swaps that are offset by purchase swaps. The Company settled offsetting purchase swap and sale swap quantities to fund its debt repurchases during the quarter. During the first quarter of 2009, the Company received $50,389 in proceeds from the hedge settlement agreement to fund the repurchase of $205,728 aggregate principal amount of debt at a cost of $51,409.
          The following table summarizes the Company’s remaining fixed-price aluminum sale swaps as of March 31, 2009:

	Average hedged price
	per pound	Pounds hedged annually
Year	$	(In thousands)
2009	1.09	216,803
2010	1.06	290,541
2011	1.20	290,957
2012	1.23	178,938

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
Derivatives not designated as hedging instruments under SFAS No. 133
Fixed-price aluminum purchase swaps
          During the first quarter of 2009, the Company entered into fixed-price purchase swaps to offset a portion of its existing fixed-price sale swaps. At March 31, 2009 the Company had offset a total of approximately 589,835 pounds for the years 2009 through 2012.
          The following table summarizes the Company’s fixed-price aluminum purchase swaps as of March 31, 2009:

	Average hedged price
	per pound	Pounds hedged annually
Year	$	(In thousands)
2009	0.63	33,069
2010	0.70	214,951
2011	0.75	192,904
2012	0.79	148,911
Variable-price aluminum swaps
          The Company also enters into forward contracts with its customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose the Company to aluminum market price fluctuations, the Company economically hedges this risk by entering into variable-price swap contracts with various brokers, typically for terms not greater than one year.
          These contracts are not designated as hedging instruments under SFAS No. 133; therefore, any gains or losses related to the change in fair value of these contracts are recorded in gain on hedging activities in the consolidated statements of operations.
Interest rate swaps
          The Company has floating-rate debt which is subject to variations in interest rates. On August 16, 2007, the Company entered into an interest rate swap agreement to limit the Company’s exposure to floating interest rates for the period from November 15, 2007 to November 15, 2011 with a notional amount of $500,000, which such notional amount declines in increments over time beginning in May 2009 at a 4.98% fixed interest rate.
          The interest rate swap agreement was not designated as a hedging instrument under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contracts were recorded in gain on hedging activities in the condensed consolidated statements of operations.
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
          The following table summarizes the Company’s fixed-price natural gas swap contracts per year at March 31, 2009:

	Average price per	Notional amount
Year	million BTU $	million BTU's
2009	9.29	4,481
2010	9.00	4,012
2011	9.31	2,019
2012	9.06	2,023
          These contracts were not designated as hedges for accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the gas swap contracts were recorded in gain on hedging activities in the consolidated statements of operations.

NORANDA ALUMINUM HOLDING CORPORATION
Noted to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
          In accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, the Company presents derivative amounts in a net position on the condensed consolidated balance sheet. The following is a gross presentation of the derivative balances as of December 31, 2008 and March 31, 2009:

	December 31, 2008	March 31, 2009
	$	$

Current derivative assets	111,317	126,423
Current derivative liabilities	(29,600)	(36,925)

Current derivative assets, (net)	81,717	89,498

Long-term derivative assets	290,877	274,671
Long-term derivative liabilities	(35,061)	(36,059)

Long-term derivative asset, (net)	255,816	238,612
          The following table presents the fair values and carrying values of the Company’s derivative instruments outstanding:

	December 31, 2008		March 31, 2009
	Carrying
	value	Fair value	Carrying value	Fair value
	$	$	$	$

Aluminum swaps-fixed-price	401,909	401,909	401,010	401,010
Aluminum swaps-variable-price	(9,500)	(9,500)	(7,994)	(7,994)
Interest rate swaps	(21,472)	(21,472)	(22,015)	(22,015)
Natural gas swaps	(33,404)	(33,404)	(42,891)	(42,891)

Total	337,533	337,533	328,110	328,110

          The March 31, 2009 variable-price aluminum swap balance is net of a $14,336 broker margin call asset.
          The Company recorded losses (gains) for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify for hedge accounting treatment as follows:

	Derivatives qualified as hedges		Derivatives not qualified as hedges
	Amount reclassified	Hedge	Change in
	from AOCI	Ineffectiveness	fair value	Total
	$	$	$	$

Three months ended March 31, 2008	5,043	(2,586)	(8,054)	(5,597)
Three months ended March 31, 2009	(55,864)	(69)	10,805	(45,128)
          As a result of the hedge de-designation at January 29, 2009, the Company expects to reclassify a gain of $36,575 from accumulated other comprehensive income into earnings from April 1, 2009 through March 31, 2010.
17. FAIR VALUE MEASUREMENTS
          The Company adopted SFAS No. 157, which establishes a framework for measuring fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 does not expand the application of fair value accounting to any new circumstances.
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
(dollars expressed in thousands, except per share amounts)
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
          The table below sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2009.

	Level 1	Level 2	Level 3	Total Fair Value
	$	$	$	$

Cash equivalents	138,918	—	—	138,918
Derivative assets	—	401,010	—	401,010
Derivative liabilities	—	(72,900)	—	(72,900)

Total	138,918	328,110	—	467,028

          Cash equivalents are invested entirely in U.S. Treasury securities and short-term treasury bills. These instruments are valued based upon unadjusted, quoted prices in active markets and are classified within Level 1.
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
           Fair value of goodwill, tradenames and investment in affiliates are classified as Level 3 within the hierarchy, as their fair values are measured using management’s assumptions about future profitability and cash flows. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows. The Company believes this reflects the best estimates at March 31, 2009, the date the valuations were performed. Key assumptions used to determine discounted cash flow valuations at March 31, 2009 include: (a) cash flow periods of seven years; (b) terminal values based upon long-term growth rates ranging from 1.5% to 2.0%; and (c) discount rates based on a risk-adjusted weighted average cost of capital ranging from 12.5% to 13.8% for intangibles, and 17.0% for investment in affiliates.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
18. ASSET RETIREMENT OBLIGATIONS
          The Company’s asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter. The current portion of the liability of $2,193 and $2,014 is recorded in accrued liabilities at December 31, 2008 and March 31, 2009, respectively. The remaining non-current portion is included in other long-term liabilities.
          The following is a reconciliation of the aggregate carrying amount of liabilities for the asset retirement obligations (“ARO”):

	Year ended	Period ended
	December 31, 2008	March 31, 2009
	$	$

Balance, beginning of year/period	8,802	8,795
Additional liabilities incurred	1,558	703
Liabilities settled	(2,161)	(535)
Accretion expense	596	303

Balance, end of year/period	8,795	9,266

          For the period ended March 31, 2009, ARO balances reported in the above reconciliation have been adjusted in connection with the asset disposals and additions related to the power outage at the Company’s New Madrid smelter.
          The Company may have other AROs that may arise in the event of a facility closure. An ARO has not been recorded for these obligations due to the fact that the liability is not reasonably estimated, as the facility assets have indeterminate economic lives.
19. COMMITMENTS AND CONTINGENCIES
Raw materials commitments
          The Company receives alumina at cost plus freight from its Gramercy refinery joint venture (See Note 22). The alumina the Company receives from Gramercy is purchased under a take-or-pay contract, and the Company is obligated to take receipt of its share of Gramercy’s alumina production, even if such amounts are in excess of the Company’s requirements. During the fourth quarter of 2008 and the first quarter of 2009, the cost of alumina purchased from Gramercy exceeded the cost of alumina available from other sources. The Company continues to evaluate options to reduce the purchase cost of alumina including evaluating with its joint venture partner the curtailment of Gramercy’s operation. As part of that evaluation process Gramercy reduced its annual rate of smelter grade alumina production from approximately 1.0 million metric tonnes to approximately 0.5 million metric tonnes during the three months ended March 31, 2009. The Company and its joint venture partner have arranged for similar reductions at the bauxite production facility in St. Ann, Jamaica.
Labor commitments
          The Company is a party to six collective bargaining agreements, including three at the joint ventures, which expire at various times. The Company entered into a five-year labor contract at New Madrid effective September 1, 2007, which provides for an approximate 3% increase per year in compensation. Agreements with our two unions at SABL have been successfully concluded with expiration dates of the new contracts occurring in May and December 2010, respectively. All other collective bargaining agreements expire within the next five years. A new collective bargaining agreement at the Company’s Newport rolling mill became effective June 1, 2008. The contract at the Company’s Salisbury plant expires in the fourth quarter of 2009.
Legal contingencies
          The Company is a party to legal proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or the financial position of the Company.
Guarantees
          In connection with the 2005 disposal of a former subsidiary, American Racing Equipment of Kentucky, Inc (“ARE”), the Company guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. During March 2008, the Company was released from the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligation. As of March 31, 2009 the remaining maximum future payments under these lease obligations totaled approximately $2,339. The Company has concluded

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
that it is not probable that it will be required to make payments pursuant to these guarantees and has not recorded a liability for these guarantees. Further, ARE’s purchaser has indemnified the Company for all losses associated with the guarantees.
20. INVESTMENTS IN AFFILIATES
          The Company holds a 50% interest in a Gramercy, Louisiana refinery, Gramercy Alumina LLC. The Company also holds a 50% interest in SABL, a Jamaican limited liability company jointly owned with Century Aluminum Company (“Century”). SABL owns 49% of St. Ann Jamaica Bauxite Partners (“SAJBP”), a partnership of which the Government of Jamaica (“GOJ”) owns 51%. As part of a concession, the GOJ granted mining rights that give SABL the right to mine bauxite in Jamaica through 2030. Pursuant to the agreements governing the joint ventures, the Company and its joint venture partner have begun negotiations concerning the future of the joint ventures after December 2010.
          SABL manages the operations of the partnership, pays operating costs and is entitled to all of its bauxite production. SABL is responsible for reclamation of the land that it mines. SABL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite shipped, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, which currently has been waived, and (v) certain fees for lands owned by the GOJ that are mined by SAJBP. In calculating income tax on revenues related to sales to the Company’s Gramercy refinery, SABL uses a set market price, which is negotiated periodically between SABL and the GOJ. SABL is currently in the process of negotiating revisions to the fiscal structure with the GOJ, which may be effective retroactive to January 1, 2008.
          The excess of the carrying values of the investments over the amounts of underlying equity in net assets totaled $116,965 at December 31, 2008 and $69,661 at March 31, 2009, after the effect of the $45,300 million impairment write down. This excess is attributed to long-lived assets such as plant and equipment in Gramercy and mining rights in SABL. Through March 31, 2009, the excess was amortized on a straight-line basis over a 20 year period for each affiliate as part of recording our share of each joint venture’s earnings or losses. Amortization expense in equity in net (income) loss of investment affiliates is as follows:

Year to date	$
Three months ended March 31, 2008	1,872
Three months ended March 31, 2009	1,872

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
          Summarized financial information for the joint ventures (as recorded in their respective financial statements, at full value, excluding the amortization of the excess carrying values of the Company’s investments over the underlying equity in net assets of the affiliates), is as follows:
          Summarized balance sheet information is as follows:

	December 31, 2008	March 31, 2009
	$	$

Current assets	173,661	169,269
Non-current assets	110,933	111,681

Total assets	284,594	280,950

Current liabilities	89,736	82,413
Non-current liabilities	17,558	14,923

Total liabilities	107,294	97,336

Equity	177,300	183,614

Total liabilities and equity	284,594	280,950

          Summarized income statement information is as follows:

	Three months ended March 31,
	2008	2009
	$	$

Net sales (1)	128,238	90,801
Gross profit	13,084	6,590
Net income	9,052	6,314

(1)	Net sales include sales to related parties, which include alumina sales to the Company and its joint venture partner, and bauxite sales from SABL to Gramercy:

	Three months ended March 31,
	2008	2009
	$	$

SABL to Gramercy	14,760	13,247
SABL to third parties	14,420	5,820
Gramercy to Company and joint venture partner	75,647	57,003
Gramercy to third parties	23,411	14,731

	128,238	90,801

Impairment
          As was the case during the fourth quarter of 2008, the cost of alumina purchased from the Gramercy refinery exceeded the spot prices of alumina available from other sources. The Company continues to evaluate options to reduce the purchase cost of alumina including evaluating with its joint venture partner the curtailment of Gramercy’s operation. As part of that evaluation process and because of the reduced need for alumina caused by the smelter outage, during the first quarter Gramercy reduced its annual production rate of smelter grade alumina production from approximately 1.0 million metric tonnes to approximately 0.5 million metric tonnes and implemented other cost saving activities. The Company and its joint venture partner have arranged for similar reductions at SABL.
          These production changes led the Company to evaluate its investment in the joint ventures for impairment, which resulted in a $45,300 write down in the first quarter of 2009. The impairment is recorded within equity in net (income) loss of investment in affiliates in the condensed consolidation statement of operations.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
21. SEGMENTS
          The following tables summarize the operating results and assets of the Company’s reportable segments:

	Three months ended March 31,
	2008	2009
	$	$

Sales to external customers(1)
Upstream	159,283	67,082
Downstream	140,997	97,233

Total revenues from external customers	300,280	164,315

(1)Segment revenues exclude the following intersegment transfers
Upstream	66,922	8,218
Downstream	—	—

Total intersegment transfers	66,922	8,218

Segment cost of goods sold
Upstream	108,501	92,832
Downstream	134,071	91,487

Total cost of goods sold	242,572	184,319

Segment operating income (loss)
Upstream	39,101	(44,482)
Downstream	2,752	(40,748)

Total operating income (loss)	41,853	(85,230)

Interest expense, net	24,213	15,874
Gain on hedging activities, net	(5,597)	(45,128)
Equity in net (income) loss of investments in affiliates	(2,654)	44,050
Gain on debt repurchase	—	(152,208)

Consolidated income before income taxes	25,891	52,182

Capital Expenditures
Upstream	6,768	8,512
Downstream	1,296	1,176

Total capital expenditures	8,064	9,688

Depreciation and Amortization
Upstream	18,073	19,174
Downstream	6,537	6,194

Total depreciation and amortization	24,610	25,368

	December 31,	March 31,
	2008	2009
	$	$

Segment assets
Upstream	1,326,189	1,190,087
Downstream	609,982	619,314

Total assets	1,936,171	1,809,401

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars expressed in thousands, except per share amounts)
22.      NON-GUARANTOR SUBSIDIARY
          In February 2009, the Company formed NHB, a 100%-owned subsidiary of AcquisitionCo with a cash contribution of $33,000. NHB was formed for the purpose of acquiring HoldCo Notes with an aggregate principal balance totaling $131,835.
•	At March 31, 2009, NHB’s only assets were $39 of cash and the HoldCo Notes, which are carried at their fair value of $31,522, including $4,496 of accrued interest. At March 31, 2009, NHB had accrued liabilities to third parties totaling $494 for fees incurred in connection with our investment in the HoldCo Notes, owed $200 to a guarantor affiliate for the payment of fees on NHB’s behalf, and carried a $509 liability to a guarantor affiliate for estimated taxes.

•	During the three months ended March 31, 2009, NHB’s only cash activities were the $33,000 capital contribution from AcquisitionCo and the purchase of HoldCo debt for $32,959 plus fees. These amounts eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2009
(dollars expressed in thousands)
(unaudited)

	HoldCo	Guarantors	NHB Holdings	Eliminations	Consolidated
	$	$	$	$	$

Current assets:
Cash and cash equivalents	21,837	178,562	39	—	200,438
Accounts receivable, net.	—	61,405	—	—	61,405
Interest due from affiliates	—	—	4,496	(4,496)	—
Inventories	—	128,384	—	—	128,384
Derivative assets, net	—	89,498	—	—	89,498
Tax receivable	9,316	3,220	—	—	12,536
Other current assets	188	7,054	—	—	7,242

Total current assets	31,341	468,123	4,535	(4,496)	499,503

Investments in affiliates	180,050	191,965	27,026	(237,434)	161,607
Advances due from affiliates	21	509	(509)	(21)	—
Property, plant and equipment, net	—	582,449	—	—	582,449
Goodwill	—	202,576	—	—	202,576
Other intangible assets, net	—	62,632	—	—	62,632
Long-term derivative assets, net	—	238,612	—	—	238,612
Other assets	694	61,328	—	—	62,022

Total assets	212,106	1,808,194	31,052	(241,951)	1,809,401

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable
Trade	—	37,510	—	(21)	37,489
Affiliates	—	31,896	—	—	31,896
Accrued liabilities	—	23,387	494	—	23,881
Accrued interest to third parties	—	436	—	—	436
Accrued interest to affiliates	4,496	—	—	(4,496)	—
Deferred revenue	—	—	—	—	—
Deferred tax liabilities	30,482	519	—	—	31,001
Current portion of long-term debt due to third party	—	24,500	—	—	24,500

Total current liabilities	34,978	118,248	494	(4,517)	149,203

Long-term debt	203,595	1,045,870	—	(131,835)	1,117,630
Pension liabilities	—	123,790	—	—	123,790
Other long-term liabilities	2,526	43,843	—	—	46,369
Advances due to affiliates	(200)		200	—	—
Deferred tax liabilities	(29,824)	296,393	—	11,095	277,664
Common stock subject to redemption (100,000 shares at December 31, 2008 and March 31, 2009)	2,000	—	—	—	2,000
Shareholders’ equity:
Common stock	217	—	—	—	217
Capital in excess of par value	14,663	259,961	33,000	(292,961)	14,663
(Accumulated deficit) Retained earnings	(219,088)	(283,150)	3,985	366,252	(132,001)
Accumulated other comprehensive income (loss)	203,239	203,239	(6,627)	(189,985)	209,866

Total shareholders’ (deficiency) equity	(969)	180,050	30,358	(116,694)	92,745

Total liabilities and shareholders’ equity (deficiency)	212,106	1,808,194	31,052	(241,951)	1,809,401

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Income
For the three months ended March 31, 2009
(dollars expressed in thousands)
(unaudited)

			NHB
	HoldCo	Guarantors	Holdings	Eliminations	Consolidated
	$	$	$	$	$

Sales	—	164,315	—	—	164,315

Operating costs and expenses:
Cost of sales	—	184,319	—	—	184,319
Selling, general and administrative expenses	916	21,310	—	—	22,226
Goodwill and other intangible asset impairment	—	43,000	—	—	43,000

	916	248,629	—	—	249,545

Operating loss	(916)	(84,314)	—	—	(85,230)

Other expenses (income)
Interest expense, net	4,515	15,855	(4,496)	—	15,874
Gain on hedging activities, net	—	(45,128)	—	—	(45,128)
Equity in net loss of equity method investees	45,805	40,063	—	(41,818)	44,050
Gain on debt repurchase	(10,479)	(43,547)	—	(98,182)	(152,208)

	39,841	(32,757)	(4,496)	(140,000)	(137,412)

(Loss) income before income taxes	(40,757)	(51,557)	4,496	140,000	52,182
Income tax (benefit) expense	(6,087)	(5,752)	509	19,233	7,903

Net (loss) income for the period	(34,670)	(45,805)	3,987	120,767	44,279

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009
(dollars expressed in thousands)
(unaudited)

			NHB	(1)
	HoldCo	Guarantors	Holdings	Eliminations	Consolidated
	$	$	$	$	$

OPERATING ACTIVITIES
Cash (used in) provided by operating activities	(3,530)	78,942	494	(695)	75,211

INVESTING ACTIVITIES
Capital expenditures	—	(9,688)	—	—	(9,688)
Purchase of debt	—	—	(33,655)	33,655	—
Proceeds from insurance	—	792	—	—	792

Cash (used in) provided by investing activities	—	(8,896)	(33,655)	33,655	(8,896)

FINANCING ACTIVITIES
Repurchase of shares	(90)	—	—	—	(90)
Intercompany advances	3,049	(3,249)	200	—	—
Capital contribution from parent	—	(33,000)	33,000	—	—
Distribution to parent	980	(980)	—	—	—
Repurchase of debt	(2,673)	14,870	—	(32,960)	(50,503)

Cash provided by (used in) financing activities	1,266	52,099	33,200	(32,960)	(50,593)

Change in cash and cash equivalents	(2,264)	17,947	39	—	15,722
Cash and cash equivalents, beginning of period	24,101	160,615	—	—	184,716

Cash and cash equivalents, end of period	21,837	178,562	39	—	200,438

(1) Figures may not add due to rounding

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          Noranda Aluminum Holding Corporation is a private company controlled by affiliates of Apollo Management, L.P. (collectively, “Apollo”). Unless otherwise specified or unless the context otherwise requires, references to (i) “Noranda HoldCo” or “HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries; (ii) “Noranda AcquisitionCo” or “AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries; and (iii) “the Company,” “Noranda,” “we,” “us” and “our” refer collectively to Noranda Aluminum Holding Corporation and its subsidiaries after giving effect to the consummation of the Transactions (as defined below).
          We are a leading North American vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two integrated businesses: our primary metals, or upstream business, and our rolling mills, or downstream business which constitute our two reportable segments as defined by the Statement of Financial Accounting Standards, or SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS No. 131”). In 2008, our upstream business produced approximately 575 million pounds (261,000 metric tonnes) of primary aluminum at our New Madrid smelter facility, accounting for approximately 10% of total United States primary aluminum production, according to production statistics from The Aluminum Association. Our upstream business is vertically integrated from bauxite to alumina to primary aluminum metal. Our 50% joint venture interest in a bauxite mining operation in St. Ann, Jamaica (“St. Ann”) and our 50% joint venture interest in an alumina refinery in Gramercy, Louisiana (“Gramercy”) provide a secure supply of alumina. Our downstream business, consisting of four rolling mill facilities with a combined annual production capacity of approximately 495 million pounds is one of the largest aluminum foil producers in North America, according to data from The Aluminum Association.
     Our 2009 first quarter operating results reflect these significant events:
•	The economic contraction that began during the second half of 2008 continued. Though LME aluminum prices leveled off somewhat during the quarter, they remain well below the last five year averages. Additionally, we saw further deterioration in demand volumes for the end-market uses of our products. As a result of these conditions, we recorded a $43.0 million goodwill and intangible asset impairment charge for our downstream business during the first quarter of 2009. During the first quarter, Gramercy reduced its annual production rate of smelter grade alumina from 1.0 million metric approximately to approximately 0.5 million tones and implemented other cost saving activities. We and our joint venture partner have arranged for similar reductions at the bauxite production facility in Jamaica. These production changes have led us to evaluate our investment in these joint ventures for impairment, which resulted in a $45.3 million write down during first quarter 2009.

•	During the week of January 26, 2009, power supply to our New Madrid smelter was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the outage, we lost approximately 75% of the smelter capacity. During the quarter, we restored partial capacity and are currently operating above 50% capacity.

•	During the quarter, we monetized a portion of our favorable 2012 hedge positions to fund the repurchase of $205.7 million aggregate principal amount of our HoldCo and AcquisitionCo Notes.
     During the first quarter of 2009, we saw the continued negative impact from the global economic contraction that has had severe negative impact on the aluminum industry beginning in the second half of 2008.
•	Primary aluminum is a global commodity, and the price is established on the London Metal Exchange (the “LME” and such price, the “LME price”). Our primary aluminum products typically earn the LME price plus a Midwest premium, the sum of which is known as the Midwest Transaction Price (the “MWTP”). Driven by significant continued decline in demand for end-use markets such as housing and transportation, the LME aluminum price and demand conditions worsened in the first quarter of 2009.

•	During the first quarter of 2009, the average MWTP decreased to approximately $0.66 per pound, compared to $0.72 per pound in December 2008 and $1.28 per pound in the first quarter of 2008. The MWTP of $0.66 per pound at March 31, 2009 was slightly lower than the 2008 year-end price of $0.70 per pound. These declines were in addition to the 49% drop that occurred in the last five months of 2008.

•	At these pricing levels, our production cash costs are higher than our primary metal selling prices.

•	In the first quarter of 2009, our shipments of value-added products decreased by 37% compared to the 2008 first quarter. The power outage at our New Madrid smelter had minimal impact on these declines as we sourced third party metal to offset our hot metal production outage.

•	The downstream business has also been affected by weak end-markets for building and construction. Downstream demand declined significantly, as shipments were 16% lower than 2008’s first quarter. Because of these deteriorating conditions, we recorded a $43.0 million goodwill and intangible asset impairment charge for our downstream business during the first quarter of 2009. This impairment is in addition to the $25.5 million goodwill impairment charge we recorded during the fourth quarter of 2008.
               During the week of January 26, 2009, power supply to our New Madrid smelter was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the outage, we lost approximately 75% of the smelter capacity.
•	We hold pot line freeze insurance covering up to $77.0 million of losses, which management expects to apply to costs of restoring and restarting the pot lines. During the quarter, we received $4.5 million in funding from our insurance carrier and have received an additional $10.5 million since the end of the quarter. We believe that insurance will cover a substantial portion of the cost of restoring capacity; however, there can be no assurance that the full amount of the claim we submit will be reimbursed or the timing of when the reimbursement will be received.

•	Our smelter is currently operating above 50% capacity. Although we have the capability to restart all lines by year-end, we continue to assess damage to the potlines and we are managing the restart timeline to optimize the effective return to capacity.

•	The smelter outage has had a minimal impact on our upstream value-added shipments because we were able to source metal from third parties and our current value-added processing capacity and re-melt capability within the New Madrid facility are sufficient to serve our customers’ demands for products such as billet and rod. Our downstream business has alternate sources of supply to replace the metal it has traditionally acquired from New Madrid.
               We previously implemented a hedging strategy that established the price at which approximately 50% of our expected cumulative primary aluminum shipments would be sold through December 2012. At December 31, 2008, those hedges had a fair value of $401.0 million.
•	In March 2009, we entered into a hedge settlement agreement with Merrill Lynch. As amended in April 2009, that agreement allows us to monetize the favorable position of our long-term hedges, up to $400.0 million, by settling certain quantities of our 2010-2012 hedges in order to fund debt repurchases. During the first quarter of 2009, we received $50.4 million in net proceeds from the hedge settlement agreement to fund the repurchase of $205.7 million aggregate principal amount of debt at a cost of $50.5 million, plus fees, resulting in a gain on debt repurchase of $152.2 million.

•	Despite monetizing a portion of our hedges to deleverage our balance sheet, we continue to have 977 million pounds of fixed-price aluminum sale swaps at an average price of $1.14 at March 31, 2009. During the first quarter, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable position of our fixed-price sale swaps. At March 31, 2009, we have outstanding swaps covering approximately 590 million pounds of aluminum purchases in 2009, 2010, 2011 and 2012 at approximately $0.74 per pound. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for further detail about our swaps at March 31, 2009.
Recent Developments
               We have announced that Robert B. Mahoney has been appointed Chief Financial Officer, effective May 11, 2009. Mr. Mahoney, age 55, was most recently Chief Executive Officer of Hi-P International Limited in Shanghai China, a publicly traded (SGX) supplier of plastic inspection components and stamped parts. From 1995 to 2007 Mr. Mahoney was employed by Molex Inc. in a number of operating and financial positions. He was Chief Financial Officer of Molex from 1996 through 2003. Mr. Mahoney received a BA in Economics and History from the University of Virginia and an MBA from the Graduate School of Business Administration at the University of Michigan.
               Kyle Lorentzen, who has been in the role of interim Chief Financial Officer, will return to his previous position as our Chief Operating Officer effective May 11, 2009.
               On May 7, 2009, participating lenders approved an amendment to the senior secured credit facilities to permit discounted prepayments on a non-pro rata basis of the term B loan and revolving credit facility through a modified “Dutch” auction procedure. The amendment also permits us to conduct open market purchases of the revolving credit facility and term B loan at a discount.

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
          Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” included in our Form 10-K, filed on February 25, 2009, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•	delays in restoring our New Madrid smelter to our full capacity;

•	the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in our earnings and cash flows;

•	a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of our products;

•	losses caused by disruptions in the supply of electrical power;

•	fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	the effectiveness of our hedging strategies in reducing the variability of our cash flows;

•	unexpected issues arising in connection with our joint ventures;

•	the effects of competition in our business lines;

•	the relative appeal of aluminum compared with alternative materials;

•	the loss of order volumes from our largest customers would reduce our revenues and cash flows;

•	our ability to retain customers, a substantial number of which do not have long-term contractual arrangements with us;

•	our ability to fulfill our business’ substantial capital investment needs;

•	the cost of compliance with and liabilities under environmental, safety, production and product regulations;

•	natural disasters and other unplanned business interruptions;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	unexpected issues arising in connection with our operations outside of the United States;

•	our ability to retain key management personnel;

•	our expectations with respect to our acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions;

•	the ability of our insurance to cover fully our potential exposures; and

•	neither our historical nor our pro forma financial information may be representative of results we would have achieved as an independent company or our future results.
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
Reconciliation of Net Income between Noranda AcquisitionCo and Noranda HoldCo
          Noranda HoldCo’s principal asset is its wholly owned subsidiary, Noranda AcquisitionCo, which were both formed on March 27, 2007 for the purpose of acquiring the Noranda aluminum business. The following table reconciles the results of operations of Noranda HoldCo and Noranda AcquisitionCo excluding the effects of gains on debt repurchases and equity method gains and losses from affiliates (in millions):

	Three months ended March 31,
	2008	2009
	$	$

Consolidated net income of Noranda AcquisitionCo	21.0	47.8
HoldCo interest expense	(5.8)	(4.5)
HoldCo director and other fees	—	(0.9)
HoldCo tax effects	2.0	1.9

Consolidated net income of Noranda HoldCo.	17.2	44.3

Critical Accounting Policies and Estimates
          Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”) US GAAP. Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, have primary impact on the following financial statement areas:

- Revenue recognition	- Inventory valuation
- Impairment of long-lived assets	- Asset retirement obligations
- Goodwill and other intangible assets	- Derivative instruments and hedging activities
- Insurance accounting	- Investment in affiliates
          See Note 1 of the notes to the condensed consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, filed on February 25, 2009 for a discussion of our critical accounting policies. See also Note 1 to the condensed consolidated financial statements included elsewhere in this report for pending accounting pronouncements.
Insurance Accounting
          Due to the power outage that impacted our New Madrid smelter during the week of January 26, 2009, which is discussed further in Note 2 to the financial statements, management has determined that accounting for insurance represents a significant accounting policy.
          In recording costs and losses associated with the outage, we follow applicable U.S. GAAP to determine asset write-downs, changes in depreciation lives, and accruing for out-of-pocket costs. To the extent claim amounts are probable (greater than 70% likelihood) of recovery, we record expected proceeds only to the extent that costs and losses have been reflected in the financial statements in accordance with applicable U.S. GAAP. For claim amounts resulting in gains, such as when the replacement cost of damaged assets exceeds the book value of those assets, or in the case of profit margin on lost sales, we recorded such amounts only when those portions of the claims are settled.
Goodwill and other intangible assets
          We evaluate goodwill for impairment using a two-step process provided by SFAS No. 142. The first step is to compare the fair value of each of our segments to their respective book values, including goodwill. If the fair value of a segment exceeds the book value, segment goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a segment exceeds the fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the segment’s goodwill with the book value of that goodwill. If the book value of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. During first quarter 2009, we recorded an estimated $43.0 million impairment write down in the downstream business for goodwill and trade name intangible assets, reflecting the severe first quarter deterioration in volume expectations as discussed in “Company Overview” above. We are still in the process of finalizing certain valuations, related to the goodwill impairment analysis. Adjustments, if any, to our estimates as a result of completing the valuations will be recorded in the three months ended June 30, 2009. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections. Our first quarter impairment testing indicated no impairment for the upstream business.
          Our SFAS No. 142 analyses included a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require that we make assumptions about future profitability and cash flows of our reporting units, which we believe reflects the best estimates at March 31, 2009, the date the valuations were performed. Key assumptions used to determine reporting units’ discounted cash flow valuations at March 31, 2009 include: (a) cash flow periods of seven years; (b) terminal values based upon long-term growth rates ranging from 1.5% to 2.0%; and (c) discount rates ranging from 12.5% to 13.8% based on a risk-adjusted weighted average cost of capital for each reporting unit.
          In the downstream business, a 1% increase in the discount rate would have decreased the reporting unit fair value, and consequently increased the total impairment write-down, by approximately $13 million. In the downstream business, a 10% decrease in the cash flow forecast for each year would have decreased the reporting unit fair value, and consequently increased the goodwill impairment write-down, by approximately $29 million. In the upstream business, a 1% increase in the discount rate would have decreased the reporting unit fair value by approximately $26 million and a 10% decrease in the cash flow forecast for each year would have decreased the reporting unit fair value by approximately $43 million, neither of which would have resulted in upstream impairment at March 31, 2009.
Investments in Affiliates
          Our 50% interests in Gramercy and St. Ann provide us the ability to exercise significant influence, but not control, over their operating and financial decisions; accordingly, we account for these investments using the equity method. Our investments in these two joint ventures were recorded at their individual fair values as part of the purchase price allocation from the Apollo Acquisition. Subsequently we have recorded our share of each of the joint ventures’ earnings or losses as an increase or decrease to each investment’s carrying value.
          We evaluate an equity method investment for impairment when adverse events or changes in circumstances indicate, in management’s judgment, that the investments may have experienced an other-than-temporary decline in value, meaning that the declining value would not be expected to recover within six months. When evidence of loss in value has occurred, we compare the investment’s estimated fair value to its carrying value in order to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers, based on various factors, such as historical financial results, expected production activities and the overall health of the investment’s industry, the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.
          As discussed in Note 20 to the condensed consolidated financial statements, we continue to evaluate options to reduce the purchase cost of alumina including evaluating with our joint venture partner the curtailment of Gramercy’s operation. As part of that evaluation process and because of the reduced need for alumina caused by the smelter outage, during the three months ended March 31, 2009, Gramercy reduced our annual production rate of smelter grade alumina from approximately 1.0 million metric to approximately 0.5 million metric tonnes. We and our joint venture partner have arranged for similar reductions at SABL’s bauxite production facility. These production changes led us to evaluate our investment in these joint ventures for impairment, which resulted in a $45.3 million write down.
          The excess of the carrying values of the investments over the amounts of underlying equity in net assets totaled $117.0 million at December 31, 2008 and $69.6 million at March 31, 2009, after the effect of the $45.3 million impairment write down. This excess is attributed to long-lived assets such as plant and equipment in Gramercy and mining rights in St. Ann. Through March 31, 2009, the excess was amortized on a straight-line basis over a 20 year period for each affiliate as part of recording our share of each joint venture’s earnings or losses.
          Our impairment analyses were based on discounted cash flows valuations that require us to make assumptions about future profitability and cash flows of each joint venture. The assumptions used reflect our best estimates at March 31, 2009, the date the valuations were performed. Key assumptions used to determine reporting units’ discounted cash flow valuations at March 31, 2009 include: (a) cash flow periods of five years; (b) terminal values based upon a 2% long-term growth rate; and (c) discount rates of 17% based on a risk-adjusted weighted average cost of capital for each investment.
          For Gramercy, a 1% increase in the discount rate would have decreased our investments fair value, and consequently increased the total impairment write-down, by approximately $0.7 million. A 10% decrease in the cash flow forecast for each year would have decreased our investment’s fair value, and consequently increased the impairment write-down, by approximately $4.8 million. For SABL, a 1% increase in the discount rate would have decreased our investment’s fair value, and consequently increased the total impairment write-down, by approximately $0.9 million. A 10% decrease in the cash flow forecast for each year would have decreased our investment’s fair value, and consequently increased the impairment write-down, by approximately $5.1 million.

Results of Operations

	Three months ended March 31,
(in millions)	2008	2009
Statement of Operations Data:
Sales	$300.3	164.3
Operating costs and expenses
Cost of sales	242.6	184.3
Selling, general and administrative expenses	15.9	22.2
Goodwill and other intangible asset impairment	—	43.0

	258.5	249.5

Operating income (loss)	41.8	(85.2)
Other expenses (income)
Interest expense, net	24.2	15.9
Gain on hedging activities, net	(5.6)	(45.1)
Equity in net (income) loss of investments in affiliates	(2.7)	44.0
Gain on debt repurchase	—	(152.2)

Income before income taxes	25.9	52.2
Income tax expense	8.7	7.9

Net income for the period	17.2	44.3

Balance sheet data:
Cash and cash equivalents	148.2	200.4
Property, plant and equipment, net	635.0	582.4
Common stock subject to redemption	—	2.0
Long-term debt (including current portion)(1)	1,151.7	1,142.1
Shareholders’ equity	133.2	92.7
Working capital(2)	185.5	350.3
Cash flow data:
Operating activities	78.6	75.2
Investing activities	(8.1)	(8.9)
Financing activities	2.1	(50.6)
Financial and other data:
Average realized Midwest transaction price(3)	1.22	0.70
Net cash cost for primary aluminum (per pound shipped)(4)	0.72	0.85
Shipments (pounds in millions)
Upstream
External customers	122.4	76.7
Intersegment	22.4	12.2

Total	144.8	88.9

Downstream	85.8	71.7

(1)	Long-term debt includes long-term debt due to third parties, including current installments of long-term debt. The long-term debt does not include issued and undrawn letters of credit under the existing $250.0 million revolving credit facility.

(2)	Working capital is defined as current assets net of current liabilities.

(3)	The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing, the sum of which is known as the Midwest transaction price (the “MWTP”). As a significant portion of our value-added products are sold at the prior month’s MWTP plus a fabrication premium, we calculate a “realized” MWTP which reflects the specific pricing of sale transactions in each period.

(4)	Unit net cash cost for primary aluminum per pound represents our net cash costs of producing commodity grade aluminum as priced on the LME plus the Midwest premium. We have provided unit net cash cost for primary aluminum per pound shipped because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit net cash costs per pound shipped. Unit net cash cost per pound is positively or negatively impacted by changes in production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs.

Unit net cash costs is not a measure of financial performance under US GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Unit net cash costs per pound shipped should not be considered in isolation from or as an alternative to any performance measures derived in accordance with US GAAP. Unit net cash costs per pound shipped has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results under US GAAP.

          The following table summarizes the unit net cash costs for primary aluminum for the upstream segment for the periods presented:

	Three months ended March 31,
	2008	2009

Total upstream cash cost (in millions)	$103.9	$75.9
Total shipments (pounds in millions)	144.8	88.9

Net upstream cash cost for primary aluminum	$0.72	$0.85

          The following table reconciles the upstream segment’s cost of sales to the total upstream cash cost for primary aluminum for the periods presented (in millions):

	Three months ended March 31,
	2008	2009
	$	$

Upstream cost of sales	108.5	92.8
Downstream cost of sales	134.1	91.5

Total cost of sales	242.6	184.3

Upstream cost of sales	108.5	92.8
LIFO and lower of cost or market adjustments(a)	(4.3)	—
Fabrication premium(b)	(11.4)	(7.8)
Depreciation expense-upstream	(17.6)	(18.7)
Joint ventures impact(c)	(4.9)	(3.3)
Selling, general and administrative expenses(d)	3.3	6.9
Intersegment eliminations(e)	30.3	6.0

Total upstream cash cost of primary aluminum	103.9	75.9

(a)	Reflects the conversion from LIFO to FIFO method of inventory costing, including removing the effects of adjustments to reflect the lower of cost or market value.

(b)	Our value-added products, such as billet, rod and foundry, earn a fabrication premium over the MWTP. To allow comparison of our upstream per unit costs to the MWTP, we exclude the fabrication premium in determining upstream cash costs for primary aluminum.

(c)	Our upstream business is fully integrated from bauxite mined by SABL to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. To reflect the underlying economics of the vertically integrated upstream business, this adjustment reflects the favorable impact that third-party joint venture sales have on our upstream cash cost for primary aluminum.

(d)	Represents certain selling, general and administrative costs which management believes are a component of upstream cash costs for primary aluminum, but which are not included in cost of goods.

(e)	Reflects the FIFO-basis cost of sales associated with transfers from upstream to downstream, as those costs are reflected in downstream cost of sales. This amount includes the elimination of the effects of intercompany profit in inventory at each balance sheet date.

Discussion of Operating Results
          The following discussion of the historical results of operations is presented for the three months ended March 31, 2008 and March 31, 2009.
          You should read the following discussion of our results of operations and financial condition in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.
Three months ended March 31, 2008 compared to three months ended March 31, 2009.
Sales
          Sales in the three months ended March 31, 2009 were $164.3 million compared to $300.3 million in the three months ended March 31, 2008, a decrease of 45.3%.
          Sales to external customers in our upstream business were $67.1 million in the current quarter; a 57.9% decrease from the $159.3 million reported in the three months ended March 31, 2008, driven primarily by the continued decline in the LME aluminum price, lower volumes of value-added shipments due to declining end-market demand and lower sow volumes related to the power outage.
•	The decline in pricing, due to a 43.5% decrease in realized MWTP, resulted in a decrease of $32.8 million in external revenues. In the first quarter of 2009 and the first quarter of 2008, the average LME aluminum price per pound was $0.62 and $1.24, respectively.

•	Total upstream metal shipments for the first quarter of 2009 decreased 55.9 million pounds to 88.9 million pounds or 38.6% compared to the first quarter of 2008. Intersegment shipments to our downstream business decreased 10.2 million pounds to 12.2 million pounds or 45.5%, as a result of the power outage. The downstream business has alternate sources of supply to replace the metal it traditionally acquired from our upstream business.

•	External shipments decreased to 76.7 million pounds in the first quarter of 2009 from 122.4 million pounds in the first quarter of 2008. This 37.3% decrease in external shipments resulted in reduced external revenues of $59.4 million and is largely the result of the continued decline in demand for value-added products. Shipments of value-added products totaled 71.7 million pounds in the first quarter of 2009 and represented a 37.0% decrease compared to the 2008 first quarter. This lower volume was driven by lower end-market demand in the transportation and building markets. The power outage at the New Madrid smelter had minimal impact on these value-added volume declines, as we sourced third party metal to offset the hot metal production outage. The re-melt capability and value-added processing capacity within the New Madrid facility were sufficient to serve our customers’ demands for products such as billet and rod.
           Sales in our downstream business were $97.2 million at March 31, 2009, a decrease of 31.1% compared to sales of $141.0 million at March 31, 2008. The decrease was primarily due to negative impact from pricing, as well as lower shipments to external customers.
•	Fabrication premiums in the first quarter of 2009 were relatively unchanged from the fourth quarter of 2008, but were slightly higher than the first quarter of 2008 reflecting a shift in product mix

•	As noted above, LME aluminum prices were significantly lower in the first quarter of 2009 than in the first quarter of 2008 which contributed to $20.6 million of the decrease in revenues.

•	Decreased shipment volumes impacted revenues by $23.2 million. Downstream shipment volumes decreased 16.4% to 71.7 million pounds in the first quarter of 2009 from 85.8 million pounds in the first quarter of 2008, primarily due to lower end-market demand in the building and construction markets.

Cost of sales
          Cost of sales decreased to $184.3 million for the first quarter of 2009 from $242.6 million the first quarter of 2008. The decrease was mainly the result of lower shipment volumes for value-added products to external customers, offset by increases in the cost of raw materials. As was the case in the fourth quarter of 2008, the cost of alumina purchased from Gramercy exceeded the spot prices of alumina available from other sources.
Selling, general and administrative expenses
          Selling, general and administrative expenses in the three months ended March 31, 2009 was $22.2 million, compared to $15.9 million in the three months ended March 31, 2008, a 39.6% increase.
•	Pension expense in the first quarter of 2009 increased $1.3 million over the first quarter of 2008 due to lower plan asset values per our actuarial estimates, increasing our funding requirement. Additional bad debt reserves contributed to $0.7 million of the increase.

•	The New Madrid power outage impacted selling, general and administrative expenses in the first quarter of 2009 by approximately $4.1 million. These costs relate primarily to the deductible portion of our insurance claim as well as timing of recognition of insurance proceeds.

•	These increases were offset in part by a $1.5 million decrease in professional and consulting fees.
Goodwill and other intangible asset impairment
          During the fourth quarter of 2008, as the impact of the global economic contraction began to be realized in both segments, we recorded an estimated $25.5 million impairment write down of goodwill in the downstream business.
          In connection with the preparation of our condensed consolidated financial statements for the first quarter of 2009, we concluded that it was appropriate to re-evaluate our goodwill and intangibles for potential impairment in light of the power outage at the New Madrid smelter and accelerated deteriorations of demand volumes in both our upstream and downstream segments. Based on our interim impairment analysis during the first quarter of 2009, we recorded an impairment charge of $2.8 million on trade names in the downstream segment and $40.2 million on goodwill in the downstream segment. We are still in the process of finalizing certain valuations, related to the goodwill impairment analysis. Adjustments, if any, to our estimates as a result of completing the valuations will be recorded in the three months ended June 30, 2009. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections. Our first quarter impairment testing indicated no impairment for the upstream business.
          Our analyses include assumptions about future profitability and cash flows of our segments, which we believe to reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges for either or both segments will be necessary during 2009. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.
Operating income (loss)
          Operating loss in the first quarter of 2009 was $85.2 million, compared to operating income of $41.8 million in the first quarter of 2008. The decrease relates to quarter-over-quarter gross margin (sales minus cost of goods sold) reductions of $77.7 million, as well as a $6.3 million increase in selling, general and administrative and other expenses.
•	Gross margin (sales minus cost of goods sold) for the first quarter of 2009 was a $20.0 million loss compared to income of $57.7 million in the first quarter of 2008, a decrease of $77.7 million. The change results from the impact of a 43.5% decrease in realized MWTP loss coupled with a decrease in higher margin sales of value-added products and higher production costs (as a percent of sales) in the upstream business. These unfavorable factors were offset partially by reductions in LCM and LIFO adjustments totaling $7.7 million.

•	Selling, general and administrative expenses were $22.2 million in the first quarter of 2009 compared to $15.9 million in the first quarter of 2008. The first quarter of 2009 included additional pension expense, bad debt reserves and costs associated with the power outage, offset in part by reduced professional fees.

•	Operating income was also impacted by the goodwill and other intangible asset impairment expenses in the first quarter of 2009 of $43.0 million, as discussed above.
Interest expense, net
          Interest expense in the three months ended March 31, 2009 was $15.9 million, compared to $24.2 million in the three months ended March 31, 2008, a decrease of $8.3 million. Decreased interest expense is related to lower LIBOR interest rates as well as lower average debt outstanding on the term B loan (due to the $30.3 million principal payment in April 2008) and the AcquisitionCo Notes and HoldCo Notes (due to the $205.7 million aggregate principal amount of debt repurchase, discussed further below). These reductions in principal balance were partially offset by the increased revolver balance of $225.0 million; however, the revolver maintains at a lower interest rate than the HoldCo and AcquisitionCo Notes.
Gain on hedging activities, net
          Gain on hedging activities was $45.1 million in the three months ended March 31, 2009 compared to $5.6 million in the three months ended March 31, 2008. We discontinued hedge accounting for our entire remaining aluminum fixed-price sale swaps on January 29, 2009. For the three months ended March 31, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $56.8 million. As a result of the de-designation, $35.5 million was reclassified into earnings because it is probable that the original forecasted transactions will not occur.
Equity in net (income) loss of investment in affiliates
          Equity in net (income) loss of investments in affiliates was a $44.0 million loss for the three months ended March 31, 2009, compared to income of $2.7 million for the three months ended March 31, 2008, resulting in a decrease of $46.7 million. This decrease was primarily attributable to the impairment charge of $45.3 million during the first quarter of 2009.
          The Company’s analyses include assumptions about future profitability and cash flows of the joint ventures, which the Company believes to reflect its best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions employed by the Company will be materially different from the actual amounts or results, and that additional impairment charges will be necessary during 2009.
Gain on debt repurchase
          During the first three months ended 2009, we acquired $205.7 million aggregate principal amount of our outstanding notes for an aggregate purchase price of $51.4 million. We recognized a gain of $152.2 million representing the difference between the reacquisition price and the carrying amount of the repurchased debt.
Income taxes
          Income tax expense totaled $7.9 million in the three months ended March 31, 2009, compared to $8.7 million in the three months ended March 31, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 15.1% for the three months ended March 31, 2009, compared with an effective tax rate of 33.5% for the three months ended March 31, 2008. The decrease in the effective tax rate for the three months ended March 31, 2009 was primarily impacted by state income taxes, equity method investee income, goodwill impairment, and the Internal Revenue Code Section 199 manufacturing deduction.
          For cash tax purposes, gains from our 2009 debt repurchases will be deferred until 2014, and then included in income ratably from 2014 to 2018.
          In April 2009, the IRS commenced an examination of our U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata indemnified us for tax obligations related to periods ending on or before the acquisition date. Therefore, we do not anticipate that the IRS examination will have a material impact on our financials.
Net income
          Net income increased $27.1 million from $17.2 million income in the three months ended March 31, 2008 to $44.3 million in the three months ended March 31, 2009, which is the result of the net effect of the items described above.

Liquidity and Capital Resources
          Our primary sources of liquidity are cash flows from operations and our cash on hand. Our primary continuing liquidity needs will be to finance our working capital, capital expenditures, including costs to restore our New Madrid smelter to full production capacity (see the “New Madrid Power Outage” footnote to the financial statements included elsewhere in this report), and debt service needs including the repurchase of debt as conditions warrant. We have incurred substantial indebtedness in connection with our 2007 purchase by Apollo. As of March 31, 2009, our total indebtedness was $1,142.1 million.
          Based on our current level of operations, we believe that cash flow from operating activities, including the proceeds from the insurance claim, and available cash, together with available borrowings under our existing senior secured credit facilities, will be adequate to meet our short-term liquidity needs, including restoring our New Madrid smelter to full capacity. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our existing senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.
          The following table sets forth certain historical consolidated cash flow information for the following periods:
Three months ended March 31, 2008 compared to three months ended March 31, 2009

	Three months ended March 31,
	2008	2009
(in millions)	$	$

Cash provided by operating activities	78.6	75.2
Cash used in investing activities	(8.1)	(8.9)
Cash provided by (used in) financing activities	2.1	(50.6)

Net change in cash and cash equivalents	72.6	15.7

Operating Activities
          Operating cash flows provided $75.2 million in the first quarter, compared to $78.6 million provided during the first quarter of 2008, and $46.2 million used by operating activities in the fourth quarter of 2008. The $75.2 million included $50.4 million from hedge terminations under the hedge settlement agreement and a $14.6 million decrease in working capital. The working capital change was unfavorably impacted by an approximately $15 million increase in inventory related to the smelter outage.
          We have made a permitted election under the indentures governing our HoldCo Notes and our AcquisitionCo Notes, to pay all interest under the Notes that are due on November 15, 2009 entirely in kind.
Investing Activities
          Investing activities used $8.9 million in the first quarter of 2009, compared to $8.1 million used in the first quarter of 2008. Capital expenditures were $9.7 million during the three month period ended March 31, 2009, compared to $8.1 million in the three month period ended March 31, 2008. The slightly higher spending in the first quarter of 2009 was a result of carryover spending on our strategic capital projects including several energy efficiency projects. $0.8 million of our first quarter capital spending was related to the New Madrid restart, all of which was funded by insurance recoveries. Other than spending related to the New Madrid restart, we expect remaining 2009 capital expenditures to be minimized to essentially maintenance spending.
Financing Activities
          During the three months ended March 31, 2009, financing cash flows were largely affected by the repurchases of our HoldCo and AcquisitionCo Notes, as we utilized net proceeds from the hedge settlement agreement to fund the repurchase of $205.7 million aggregate principal amount of debt at a cost of $51.4 million. We view this buyback of debt at significant discounts to aggregate principal amount as an appropriate strategic decision.
          The hedge settlement agreement with Merrill Lynch provides us $350 million of remaining availability to repurchase debt. As we have disclosed in our periodic filings, we may repurchase outstanding debt from time to time depending on market conditions and our liquidity needs; however, we are under no obligation to make any such purchases in the future.
          After the end of the quarter, we paid $25 million on the term B loan as required by that loan’s cash flow sweep mechanism.

          Participating lenders have approved an amendment to the senior secured credit facilities to permit discounted prepayments on a non-pro rata basis of the term B loan and revolving credit facility through a modified “Dutch” auction procedure. The amendment also permits us to conduct open market purchases of the term B loan and revolving credit facility at a discount. This amendment became effective May 7, 2009.
          On May 7, 2009, Standard & Poor’s downgraded the ratings of both Noranda HoldCo and Noranda AcquisitionCo to CC. Both remain on CreditWatch with negative implications.
Covenant Compliance
          Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing our notes restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales) if we are unable to meet defined Adjusted EBITDA to fixed charges and net senior secured debt to Adjusted EBITDA ratios. Further, the interest rates we pay under our senior secured credit facilities are determined in part by the Net Senior Secured Leverage Ratio. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the covenants, which amounts accumulate with reference to our Adjusted EBITDA on a quarterly basis. With respect to the ratios with which we must comply, Adjusted EBITDA is computed on a trailing four quarter basis and the minimum or maximum amounts generally required by those covenants and our performance against those minimum or maximum levels are summarized below:

Actual
	Threshold	December 31, 2008	March 31, 2009

HoldCo:
Minimum
Senior Floating Rate Notes ratio of Adjusted EBITDA to fixed charges(1)(2)	1.75 to 1	2.5 to 1	1.8 to 1
AcquisitionCo:
Minimum
Senior Floating Rate Notes ratio of Adjusted EBITDA to fixed charges(1)(2)	2.0 to 1	3.2 to 1	2.3 to 1
Maximum
Senior Secured Credit Facilities ratio of net debt to Adjusted EBITDA(3)(4)	3.0 to 1 (5)	1.9 to 1	2.8 to 1

(1)	Fixed charges, in accordance with our debt agreements, are the sum of consolidated interest expenses and all cash dividend payments with respect to preferred and certain other types of our capital stock. For the purpose of calculating these ratios, pro forma effect is given to any repayment and issuance of debt, as if such transaction occurred at the beginning of the trailing four-quarter period.

(2)	Covenants for the Holdco notes and AcquisitionCo notes are generally based on a minimum ratio of Senior Floating Rate Notes to fixed charges; however, certain provisions also require compliance with the net senior secured debt to Adjusted EBITDA ratio.

(3)	Covenants for our senior secured credit facilities are generally based on a maximum ratio of net senior secured debt to Adjusted EBITDA; however, certain provisions also require compliance with a net senior debt to Adjusted EBITDA ratio.

(4)	The senior secured credit facilities’ net debt covenant is calculated based on net debt outstanding under that facility. As of December 31, 2008, we had senior secured debt of $618.5 million offset by unrestricted cash and permitted investments of $160.6 million, for net debt of $457.9 million. As of March 31, 2009, we had senior secured debt of $618.5 million offset by unrestricted cash and permitted investments of $178.6 million at the AcquisitionCo level, for net debt of $439.9 million.

(5)	Maximum ratio changed to 3.0 to 1.0 at January 1, 2009.
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
          Adjusted EBITDA is not a measure of financial performance under GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, income from continuing operations, operating income or any other performance measures derived in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA excludes certain tax payments that may represent a reduction in cash available to us; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness. Adjusted EBITDA also includes incremental stand-alone costs and adds back non-cash hedging gains and losses, and certain other non-cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider our Adjusted EBITDA as an alternative to operating or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with GAAP, as an indicator of our cash flows or as a measure of liquidity.
          The following table reconciles net income to Adjusted EBITDA for the periods presented. All of the following adjustments are in accordance with the credit agreement governing our term B loan and the indentures governing our notes.

	Twelve months	Last twelve months	Three months	Three months
	ended	ended	ended	ended
	December 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
(in millions)	$	$	$	$

Net income	(74.1)	(47.0)	17.2	44.3
Income taxes	(32.9)	(33.7)	8.7	7.9
Interest expense, net	89.2	80.9	24.2	15.9
Depreciation and amortization	98.2	99.0	24.6	25.4
Joint venture EBITDA(a)	13.2	13.0	3.9	3.7
LIFO expense(b)	(11.9)	(25.6)	17.6	3.9
LCM adjustment(c)	37.0	43.0	(14.3)	(8.3)
Gain on debt repurchase	—	(152.2)	—	(152.2)
Charges related to termination of derivatives	—	8.6	—	8.6
Non-cash hedging gains and losses(d)	47.0	11.9	(1.8)	(36.9)
Employee compensation items(e)	5.4	5.9	0.1	0.6
Goodwill and intangible impairment	25.5	68.5	—	43.0
Joint venture impairment	—	45.3	—	45.3
Other items, net(f)	38.3	40.2	4.5	6.4

Adjusted EBITDA	234.9	157.8	84.7	7.6

          Adjusted EBITDA for the three and last twelve months ended March 31, 2009 includes an unfavorable $6.9 million impact from the New Madrid power outage, net of recorded insurance recoveries.
          The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

	Twelve months	Last twelve months	Three months	Three months
	ended	ended	ended	ended
	December 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
(in millions)	$	$	$	$

Cash flow from operating activities	65.5	62.1	78.6	75.2
Loss on disposal of property, plant and equipment	(5.3)	(7.2)	(0.5)	(2.4)
Gain (loss) on hedging activities	(47.0)	(20.0)	1.8	28.8
Settlements from hedge terminations, net	—	(50.4)	—	(50.4)
Equity in net income of investments in affiliates	7.7	6.3	2.7	1.3
Stock option expense	(2.4)	(2.7)	(0.1)	(0.4)
Changes in deferred charges and other assets	(7.5)	(9.3)	(4.2)	(6.0)
Changes in pension and other long-term liabilities	(0.2)	(8.4)	(1.4)	(9.6)
Changes in asset and liabilities, net	(28.3)	(6.6)	(36.3)	(14.6)
Income taxes	40.5	21.8	11.2	(7.5)
Interest expense, net	82.9	75.2	22.9	15.2
Joint venture EBITDA(a)	13.2	13.0	3.9	3.7
LIFO expense(b)	(11.9)	(25.6)	17.6	3.9
LCM adjustment(c)	37.0	43.0	(14.3)	(8.3)
Non-cash hedging gains and losses(d)	47.0	11.9	(1.8)	(36.9)
Charges related to termination of derivatives	—	8.6	—	8.6
Employee compensation items(e)	5.4	5.9	0.1	0.6
Other items, net(f)	38.3	40.2	4.5	6.4

Adjusted EBITDA	234.9	157.8	84.7	7.6

(a)	Our upstream business is fully integrated from bauxite mined by SABL to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. Our reported Adjusted EBITDA includes 50% of the net income of Gramercy and SABL, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates the following components of equity income to reflect 50% of the EBITDA of the joint ventures, for the following aggregated periods (in millions):

	Last twelve months ended	Last twelve months ended	Three months ended	Three months ended
	December 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

Depreciation and amortization	16.0	16.0	3.5	3.5
Net tax expense	(2.7)	(3.0)	0.5	0.2
Interest income	(0.1)	—	(0.1)	—

Total joint venture EBITDA adjustments	13.2	13.0	3.9	3.7

(b)	We use the LIFO method of inventory accounting for financial reporting and tax purposes. To achieve better matching of revenues and expenses, particularly in the downstream business where customer LME pricing terms generally correspond to the timing of primary aluminum purchases, this adjustment restates net income to the FIFO method of inventory accounting by eliminating the LIFO expenses related to inventory held at the smelter and downstream facilities.

(c)	Reflects adjustments to reduce inventory to the lower of cost, adjusted for purchase accounting, or market value.

(d)	We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. We do not enter into derivative financial instruments for trading purposes. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. These amounts exclude the following cash settlements (received) paid (in millions):

	Last twelve months ended	Last twelve months ended	Three months ended	Three months ended
	December 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

Aluminum swaps—fixed-price	5.3	(17.6)	(3.3)	(26.2)
Aluminum swaps—variable-price	7.9	19.7	(0.5)	11.3
Natural gas swaps	3.7	10.4	—	6.7
Interest rate swaps	6.0	6.0	—	—

Total	22.9	18.5	(3.8)	(8.2)

(e)	Represents stock compensation expense, repricing of stock options and bonus payments.

(f)	Other items, net, consist of the following (in millions):

	Last twelve months ended	Last twelve months ended	Three months ended	Three months ended
	December 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

	$	$	$	$

Sponsor fees	2.0	2.0	0.5	0.5
New Madrid power outage costs (recoveries).	—	(0.8)	—	(0.8)
Pension expense-non cash portion	3.8	5.3	0.1	1.6
Loss on disposal of assets	8.6	10.4	0.6	2.4
Interest rate swap	6.0	6.0	—	—
Consulting and non-recurring fees	9.3	8.2	3.1	2.0
Restructuring-project renewal	7.4	7.6	—	0.2
Other	1.2	1.5	0.2	0.5

Total	38.3	40.2	4.5	6.4

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Aluminum
          In 2007 and 2008, the Company implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the upstream business. During the first quarter of 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable position of our fixed-price sale swaps. The average margin per pound was $0.42 at March 31, 2009. To the extent the Company has entered into fixed - price purchase swaps, it is no longer hedging its exposure to price risk. In addition, in March 2009, the Company entered into a hedge settlement agreement allowing the Company to monetize a portion of these hedges and use these proceeds to repurchase debt.
          Specifically, we entered into fixed-price aluminum sales swaps with respect to a portion of our expected future upstream shipments. Under this arrangement, if the fixed-price of primary aluminum established per the swap for any monthly calculation period exceeds the average market price of primary aluminum (as determined by reference to prices quoted on the LME) during such monthly calculation period, our counterparty in this hedging arrangement will pay us an amount equal to the difference multiplied by the quantities as to which the swap agreement applies during such period. If the average market price during any monthly calculation period exceeds the fixed-price of primary aluminum specified for such period, we will pay an amount equal to the difference multiplied by the contracted quantity to our counterparty.
          The net asset relating to these fixed-price aluminum swaps has a fair value totaling $401.0 million as of March 31, 2009. Effective January 1, 2008, we qualified these contracts for hedge accounting treatment under SFAS 133, and therefore, gains or losses resulting from the change in the fair value of these contracts are recorded as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
          Due to declines in demand for certain of our value-added products and uncertain business conditions, at November 30, 2008 management concluded that certain hedged sale transactions were no longer probable of occurring and de-designated hedge accounting for approximately 20,000 pounds of notional amounts settling in 2008 and 245,000 pounds of notional amounts settling in 2009. Based on revised forecasts in place at December 31, 2008, we re-designated approximately 144,000 pounds of notional amounts settling in 2009. As a result of the New Madrid power outage on January 28, 2009, and in anticipation of fixed-price aluminum purchase swaps described below, we discontinued hedge accounting for all of our aluminum fixed-price sale swaps on January 29, 2009.
          As of March 31, 2009, we had outstanding fixed-price aluminum sales swaps that were entered into to hedge aluminum shipments of approximately 977.2 million pounds. The following table summarizes our fixed-price aluminum sales hedges per year:

	Average hedged price	Pounds hedged
	per pound	annually
Year	$	(In thousands)
2009	1.09	216,803
2010	1.06	290,541
2011	1.20	290,957
2012	1.23	178,938
          During first quarter 2009, we entered into fixed-price purchase swaps to offset the fixed-price sale swaps. At March 31, 2009 we had offset a total of approximately 589.8 pounds for the years 2009 through 2012.
          The following table summarizes our fixed-price aluminum purchase swaps as of March 31, 2009:

	Average hedged price	Pounds hedged
	per pound	annually
Year	$	(In thousands)
2009	0.63	33,069
2010	0.70	214,951
2011	0.75	192,904
2012	0.79	148,911

Natural Gas
          We purchase natural gas to meet our production requirements. These purchases expose us to the risk of higher prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. The natural gas financial swaps were not designated as hedging instruments under SFAS 133. Accordingly, any gains or losses resulting from changes in the fair value of the financial swap contracts are recorded in other expense (income) in the consolidated statements of operations. Subsequent to December 31, 2008, we entered into fixed-price swap contracts as an economic hedge against a portion of our exposures to increases in natural gas prices. These contracts were not designed as hedges for accounting purposes. The following table summarizes our fixed price natural gas swaps per year at March 31, 2009:

	Average price per
	million BTU	Notional amount
Year	$	million BTU's
2009	9.29	4,481
2010	9.00	4,012
2011	9.31	2,019
2012	9.06	2,023
Interest Rates
          We have floating-rate debt which is subject to variations in interest rates. At March 31, 2009, we have entered into an interest rate swap agreement to limit our exposure to floating interest rates for the periods from November 15, 2008 to November 15, 2011. The interest rate swap agreement was not designated as a hedging instrument under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contract were recorded in gain on hedging activities in the consolidated statements of operations. As of March 31, 2009, the fair value of that contract was a $22.0 million liability. The following table presents the interest rate swap schedule at March 31, 2009:

Int Rate Swap values	Hedged amount
($ in millions)	(for prior 6 mos)
05/15/2009	400.0
11/16/2009	400.0
05/17/2010	250.0
11/15/2010	250.0
05/16/2011	100.0
11/15/2011	100.0
12/31/2011	0.0
Non Performance Risk
          Our derivatives are recorded at fair value, the measurement of which includes the effect of our non-performance risk for derivatives in a liability position, and of the counterparty for derivatives in an asset position. At March 31, 2009, our $328.1 million of derivative fair value was in an asset position. We also had a broker margin asset of $14.3 million.
          Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. At current hedging levels, the master arrangement does not require us to post additional collateral, nor are we subject to margin requirements. While management may alter our hedging strategies in the future based on their view of actual forecasted prices, there are no plans in place that would require us to post additional collateral or become subject to margin requirements under the master agreement with Merrill Lynch.
          We have also entered into variable-priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements provide for us to establish margin accounts in favor of the broker. These margin account balances are applied currently in the settlement of swap liability. At March 31, 2009, the margin account balances were $14.3 million.

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
          Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There are no material changes from the description of our legal proceedings previously disclosed in our Form 10-K filed on February 25, 2009.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in our Form 10-K filed on February 25, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Amendment No. 1, dated as of May 7, 2009 to Credit Agreement among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the lenders party thereto from time to time, Merrill Lynch Capital Corporation, as Administrative Agent and the other parties thereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION
Date: May 8, 2009	/s/ Kyle D. Lorentzen
Kyle D. Lorentzen
Chief Financial Officer