Form 10-Q
period 2009-06-30
Noranda Aluminum Holding CORP
filed 2009-08-12
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [                                         to                                          ].
Commission file number: 333-148977
NORANDA ALUMINUM HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	20-8908550 (I.R.S. Employer Identification Number)

801 Crescent Centre Drive, Suite 600 Franklin, Tennessee (Address of Principal Executive Offices)	37067 (Zip Code)
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
As of July 31, 2009, there were 21,766,789 shares of Noranda common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	December 31, 2008	June 30, 2009
	$	$
ASSETS
Current assets:
Cash and cash equivalents	184,716	182,258
Accounts receivable, net	74,472	60,624
Inventories	139,019	135,209
Derivative assets, net	81,717	80,166
Taxes receivable	13,125	17,637
Other current assets	3,367	39,900

Total current assets	496,416	515,794

Investments in affiliates	205,657	127,556
Property, plant and equipment, net	599,623	574,635
Goodwill	242,776	202,576
Other intangible assets, net	66,367	61,720
Long-term derivative assets, net	255,816	191,001
Other assets	69,516	60,701

Total assets	1,936,171	1,733,983

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	34,816	41,341
Affiliates	34,250	27,729
Accrued liabilities	32,453	27,637
Accrued interest	2,021	278
Deferred revenue	287	219
Deferred tax liabilities	24,277	26,576
Current portion of long-term debt	32,300	—

Total current liabilities	160,404	123,780

Long-term debt	1,314,308	1,103,591
Pension liabilities	120,859	128,958
Other long-term liabilities	39,582	35,554
Deferred tax liabilities	262,383	303,485
Common stock subject to redemption (100,000 shares at December 31, 2008 and June 30, 2009)	2,000	2,000
Shareholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 21,746,548 and 21,766,789 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively; including 100,000 shares subject to redemption at December 31, 2008 and June 30, 2009)	217	217
Capital in excess of par value	14,383	15,074
Accumulated deficit	(176,280)	(144,127)
Accumulated other comprehensive income	198,315	165,451

Total shareholders’ equity	36,635	36,615

Total liabilities and shareholders’ equity	1,936,171	1,733,983

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Sales	347,216	157,679	647,496	321,994

Operating costs and expenses:
Cost of sales	291,345	163,745	533,917	348,064
Selling, general and administrative expenses	20,831	10,717	36,686	32,943
Goodwill and other intangible asset impairment	—	—	—	43,000
Excess insurance proceeds	—	(29,185)	—	(29,185)

	312,176	145,277	570,603	394,822

Operating income (loss)	35,040	12,402	76,893	(72,828)

Other expenses (income)
Interest expense, net	21,014	14,100	45,227	29,974
Loss (gain) on hedging activities, net	10,598	(53,198)	5,001	(98,326)
Equity in net (income) loss of investments in affiliates	(2,860)	34,051	(5,514)	78,101
Loss (gain) on debt repurchase	1,202	(12,442)	1,202	(164,650)

Total other expenses (income)	29,954	(17,489)	45,916	(154,901)

Income before income taxes	5,086	29,891	30,977	82,073
Income tax expense	1,607	42,017	10,292	49,920

Net income (loss) for the period	3,479	(12,126)	20,685	32,153

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Shareholders’ (Deficiency) Equity
(in thousands)
(unaudited)

				Accumulated
		Capital in		other
	Common	excess	Accumulated	comprehensive
	stock	of par value	Deficit	(loss) income	Total
	$	$	$	$	$
Balance, December 31, 2007	216	11,767	—	(12,059)	(76)

For the year ended December 31, 2008:
Net loss	—	—	(74,057)	—	(74,057)
Pension adjustment, net of tax benefit of $31,842	—	—	—	(53,408)	(53,408)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains, net of taxes of $159,082	—	—	—	279,201	279,201
Reclassification amounts realized in net income, net of tax benefit of $8,786	—	—	—	(15,419)	(15,419)

Total comprehensive income					136,317
Distribution to shareholders	—	—	(102,223)	—	(102,223)
Issuance of shares	1	285	—	—	286
Repurchase of shares	—	(45)	—	—	(45)
Stock compensation expense	—	2,376	—	—	2,376

Balance, December 31, 2008	217	14,383	(176,280)	198,315	36,635

Net income	—	—	32,153	—	32,153
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains, net of taxes of $26,767	—	—	—	46,970	46,970
Reclassification amounts realized in net income, net of tax benefit of $45,495	—	—	—	(79,834)	(79,834)

Total comprehensive loss					(711)
Issuance of shares	—	41	—	—	41
Repurchase of shares	—	(90)	—	—	(90)
Stock compensation expense	—	740	—	—	740

Balance, June 30, 2009	217	15,074	(144,127)	165,451	36,615

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2009
	$	$
OPERATING ACTIVITIES
Net income	20,685	32,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,331	45,720
Non-cash interest	3,806	23,649
Loss on disposal of property, plant and equipment	1,322	3,475
Insurance proceeds applied to capital expenditures	—	(7,161)
Goodwill and other intangible asset impairment	—	43,000
Gain on hedging activities, net of cash settlements	(241)	(70,211)
Settlements from hedge terminations, net	—	70,139
Loss (gain) on debt repurchase	1,202	(164,650)
Equity in net (income) loss of investments in affiliates	(5,514)	78,101
Deferred income taxes	(6,174)	62,130
Stock compensation expense	1,108	740
Changes in other assets	3,034	3,046
Changes in pension liabilities	2,201	8,099
Changes in other long-term liabilities	334	(4,028)
Changes in operating assets and liabilities:
Accounts receivable, net	(34,405)	13,848
Insurance receivable	—	(34,125)
Inventories	2,905	3,810
Other current assets	963	12,438
Accounts payable	53,144	(903)
Taxes receivable	(3,220)	(4,513)
Accrued interest	(1,920)	(1,743)
Deferred revenue	10,765	(68)
Accrued liabilities	1,314	(4,816)

Cash provided by operating activities	100,640	108,130

INVESTING ACTIVITIES
Capital expenditures	(23,276)	(22,360)
Proceeds from insurance related to capital expenditures	—	7,161
Proceeds from sale of property, plant and equipment	6	—

Cash used in investing activities	(23,270)	(15,199)

FINANCING ACTIVITIES
Proceeds from issuance of shares	2,225	41
Distribution to shareholders	(102,223)	—
Repurchase of shares	—	(90)
Repayment of debt	(30,300)	(24,500)
Repurchase of debt	—	(70,840)

Cash used in financing activities	(130,298)	(95,389)

Change in cash and cash equivalents	(52,928)	(2,458)
Cash and cash equivalents, beginning of period	75,630	184,716

Cash and cash equivalents, end of period	22,702	182,258

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. ACCOUNTING POLICIES
Basis of presentation
Noranda Aluminum Holding Corporation (“Noranda,” “the Company,” “we,” “us,” and “our”), through its direct wholly owned subsidiary, Noranda Aluminum Acquisition Corporation, (“Noranda AcquisitionCo”), owns all of the outstanding shares of Noranda Aluminum, Inc. “Noranda HoldCo” refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries. Noranda, the Company, we, us and our, all refer to the entire consolidated business, including Noranda HoldCo and each of its subsidiaries. Noranda HoldCo and Noranda AcquisitionCo were formed by affiliates of Apollo Management, L.P. (collectively, “Apollo”). The Company operates an aluminum smelter in New Madrid, Missouri (“New Madrid”), and four rolling mills in the southeastern United States in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas (“downstream business” or “downstream”). Additionally, the Company holds 50% joint venture interests in a Gramercy, Louisiana alumina refinery partnership (“Gramercy”) and a Jamaican bauxite mining partnership (“St. Ann” or “SABL”). The Company’s primary aluminum business (the “upstream business” or “upstream”) comprises New Madrid, Gramercy, SABL, and the corporate office in Franklin, Tennessee. The wholly owned subsidiaries of Noranda AcquisitionCo include Noranda Intermediate Holding Corporation (“Noranda Intermediate”), Noranda Aluminum, Inc., Norandal USA, Inc., Gramercy Alumina Holdings Inc., and NHB Capital Corp. (“NHB”).
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
Our investments in non-controlled entities in which we have the ability to exercise equal or significant influence over operating and financial policies are accounted for by the equity method.
All intercompany transactions and accounts have been eliminated in consolidation.
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements. In management’s opinion, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results.
Certain reclassifications were made to financial statements issued in the prior year. We incurred a $1.2 million loss on debt repayments, which was previously classified in interest expense for the three and six months ended June 30, 2008. The reclassification to loss (gain) on debt repurchases is reflected on the condensed consolidated statements of operations as well as the condensed consolidated statements of cash flows.
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our 2008 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2009.
Subsequent events have been evaluated through August 11, 2009, the date these financial statements were issued.
Insurance accounting
Due to the power outage which impacted our New Madrid smelter during the week of January 26, 2009, which is discussed further in Note 3 to the financial statements, management has determined that accounting for insurance represents a significant accounting policy.
In recording costs and losses associated with the power outage, we follow applicable U.S. GAAP to determine asset write-downs, changes in estimated useful lives, and accruals for out-of-pocket costs. To the extent the realization of the claims for costs and losses are probable, we record expected proceeds only to the extent that costs and losses have been reflected in the financial statements in accordance with applicable U.S. GAAP. For claim amounts resulting in gains or in excess of costs and losses that have been reflected in the financial statements, such as when the replacement cost of damaged assets exceeds the book value of those assets or in the case of profit margin on lost sales, we record such amounts only when those portions of the claims, including all contingencies, are settled.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Impact of recently issued accounting standards
Effective January 1, 2009, we adopted the following accounting standards:
•
Previously deferred portions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), related to nonfinancial assets and nonfinancial liabilities. See Note 18 for further discussion.

•
SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will apply only to future business combinations, except that, in our circumstances, certain changes in SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”) will require subsequent changes to valuation allowances recorded in purchase accounting to be recorded as income tax expense (regardless of when the acquisition occurred). The implementation of this standard did not have a material impact on our condensed consolidated financial position and results of operations in the period of adoption.

•
SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 establishes disclosure and presentation requirements for ownership interests in consolidated subsidiaries held by parties other than us (sometimes called “minority interests”). We currently do not have a noncontrolling interest in any consolidated entities.

•
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements for derivative instruments. SFAS No. 161 does not change accounting for derivative instruments. See Note 17 for further discussion.

We adopted the following accounting standard in the three months ended June 30, 2009:
•
SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 amends and expands the disclosure requirements related to the period after the balance sheet date during which management should evaluate events or transactions that might occur for potential recognition or disclosure to the financial statements.

2. JOINT VENTURE TRANSACTION
As of June 30, 2009 we held a 50% interest in Gramercy and in St. Ann. Pursuant to the agreements governing the joint ventures, we and our joint venture partner, Century Aluminum Company (together with its subsidiaries, “Century”), have been in negotiations concerning the future of the joint ventures after December 2010. On August 3, 2009, we entered into an agreement with Century whereby we will become the sole owner of both Gramercy and St. Ann (the “Joint Venture Transaction”). As consideration in the Joint Venture Transaction, we have agreed to release Century from certain obligations. The Joint Venture Transaction is expected to close in August, at which point Century will have no ownership interest in either Gramercy or St. Ann.
In connection with the Joint Venture Transaction, we and Century will enter into an agreement under which Century will purchase alumina from Gramercy in 2009 and 2010.
3. NEW MADRID POWER OUTAGE
During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of the upstream business’ production, was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the outage, we lost approximately 75% of the smelter capacity. The smelter has returned to operating above 55% of capacity as of June 30, 2009.
Management believes the smelter outage has had minimal impact on our value-added shipments of rod and billet. We have been able to continue to supply our value-added customers because the re-melt capability within the New Madrid facility has allowed us to make external metal purchases and then utilize our value-added processing capacity. The downstream business has traditionally purchased metal from New Madrid as well as from external sources of supply and has increased our purchases from external suppliers to replace the metal New Madrid has not been able to supply.
Our pot line freeze insurance covers up to $77.0 million in losses for property damage incurred, some operating costs during the operational downtime, incremental costs incurred for recovery activities and business interruption insurance for lost profits. During the three months ended June 30, 2009, we reached a $43.9 million settlement with our primary insurance carrier, Factory Mutual Insurance Company (“FM Global”). We reached a settlement of $23.6 million with the other insurance carriers subsequent to June 30, 2009, bringing the total insurance settlement to $67.5 million. We have received $15.0 million of proceeds from our insurance carriers as of June 30, 2009 and recorded a receivable from our primary insurance carrier for $34.1 million in other current assets to reflect expected proceeds which were probable of recovery at June 30, 2009. All remaining expected insurance settlement proceeds of $52.5 million were received during July 2009. Insurance proceeds funded $7.2 million of capital expenditures as of June 30, 2009.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table shows the insurance activity as presented in the financial statement (in thousands):

	Three months ended			Six months ended
	June 30, 2009			June 30, 2009
	Items	Related	Net	Items	Related	Net
	incurred	proceeds	impact	incurred	proceeds	impact
	$	$	$	$	$	$
Cost of sales	6,503	(6,523)	(20)	13,767	(13,767)	—
Selling, general and administrative expenses	2,048	(6,173)	(4,125)	6,173	(6,173)	—
Excess insurance proceeds	—	(29,185)	(29,185)	—	(29,185)	(29,185)

Total	8,551	(41,881)	(33,330)	19,940	(49,125)	(29,185)

Insurance cash receipts through June 30, 2009					(15,000)

Insurance receivable recorded at June 30, 2009					34,125

As the claim settlement process developed in second quarter 2009, we revised certain allocation methodologies to more closely match our claim. While these revisions would have resulted in a minimal change to the disclosed amount of items incurred and to the allocation of expected proceeds during first quarter 2009, they would have had no net impact to the financial statements as presented during first quarter 2009.
The line item titled “Excess insurance proceeds” reflects the residual insurance recovery after applying total expected proceeds recognized against the losses incurred through June 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between expected proceeds recognized and claim-related costs incurred. We will continue to incur costs into the future related to bringing the production back to full capacity and may incur costs that exceed the total insurance settlement. The $15.0 million of cash receipts at June 30, 2009 includes $9.8 million received from FM Global and $5.2 million received from the other carriers during the six months ended June 30, 2009. The remaining receivable reflects the $43.9 million settlement with FM Global minus the $9.8 million of proceeds received from FM Global prior to June 30, 2009.
4. RESTRUCTURING
In December 2008, we announced a Company-wide workforce and business process restructuring that reduced our operating costs, conserved liquidity and improved operating efficiencies.
The workforce restructuring plan involved a total staff reduction of approximately 338 employees and contract workers. The reduction in the employee workforce included 242 affected employees in our upstream business. These reductions were substantially completed during fourth quarter 2008. The reductions at the downstream facilities in Huntingdon, Tennessee, Salisbury, North Carolina, and Newport, Arkansas included 96 affected employees and were substantially completed during fourth quarter 2008.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the impact of the restructuring (in thousands):

		One time involuntary	Total restructuring
	Window benefits(a)	termination benefits(b)	charge
	$	$	$
Restructuring expense:
Upstream	1,770	4,583	6,353
Downstream	—	2,792	2,792

Total	1,770	7,375	9,145
Benefits paid in 2008	—	(532)	(532)

Balance at December 31, 2008	1,770	6,843	8,613
Benefits paid in 2009-upstream	(75)	(4,039)	(4,114)
Benefits paid in 2009-downstrream	—	(2,360)	(2,360)

Balance at June 30, 2009	1,695	444	2,139

(a)
Window benefits were recorded in pension liabilities on the condensed consolidated balance sheets. Benefits paid represent estimated expenses. The actual balance will be determined actuarially at the pension remeasurement date.

(b)	One-time termination benefits were recorded in accrued liabilities on the condensed consolidated balance sheets.
5. SUPPLEMENTAL FINANCIAL STATEMENT DATA
Statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Interest expense	21,539	14,163	46,750	30,060
Interest income	(525)	(63)	(1,523)	(86)

Interest expense, net	21,014	14,100	45,227	29,974

Statements of cash flow (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Interest paid	39,320	3,752	47,135	10,320
Income taxes paid (received)	19,659	345	19,672	(6,702)
6. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of the following (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Cash	8,107	58,334
Money market funds	176,609	73,924
Short-term treasury bills	—	50,000

Total cash and cash equivalents	184,716	182,258

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. During 2008, FDIC limits increased and at December 31, 2008 and June 30, 2009, all cash balances, excluding the money market funds and the short-term treasury bills, were fully insured by the FDIC. All of our money market funds are invested entirely in U.S. treasury securities, which we believe do not expose us to significant credit risk. We consider our investments in money market funds and short-term treasury bills to be available for use in our operations. We report money market funds and short-term treasury bills at fair value.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. INVENTORIES
The components of inventories, stated at the lower of last-in-first-out (“LIFO”) cost or market, are (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Raw materials	55,311	54,545
Work-in-process	37,945	28,923
Finished goods	28,716	15,696

Total inventory subject to LIFO valuation, at first-in-first-out (“FIFO”) cost	121,972	99,164
LIFO adjustment	40,379	42,557
Lower of cost or market reserve (“LCM”)	(51,319)	(35,883)

Inventory at lower of LIFO cost or market	111,032	105,838
Supplies (stated at FIFO cost)	27,987	29,371

Total inventory	139,019	135,209

The LCM is based on our best estimates of product sales prices as indicated by the price of aluminum in commodity markets at quarter end and customer demand patterns, which are subject to general economic conditions. It is at least reasonably possible that the estimates used by us to determine our provision for inventory valuation will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory losses, which could have a material effect on our results of operations and financial condition in the near term.
Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs.
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories. An actual valuation of these components under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the six months ended June 30, 2009, we recorded a LIFO loss of $11.9 million due to a decrement in inventory quantities because management does not expect to build an inventory layer in 2009.
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets computed principally by the straight-line method for financial reporting purposes.
Property, plant and equipment, net consists of the following (in thousands):

	Estimated useful lives	December 31, 2008	June 30, 2009
	(in years)	$	$
Land	—	11,921	11,921
Buildings and improvements	10–47	87,155	87,714
Machinery and equipment	3–50	632,834	645,252
Construction in progress	—	22,495	24,290

		754,405	769,177
Accumulated depreciation		(154,782)	(194,542)

Total property, plant and equipment, net		599,623	574,635

Cost of sales includes depreciation expense of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended June 30, 2008	23,780
Three months ended June 30, 2009	19,440

Year-to-date	$
Six months ended June 30, 2008	47,451
Six months ended June 30, 2009	43,873
Depreciation expense for 2009 in the tables above excludes insurance recoveries related to the power outage discussed in Note 3.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
In connection with the power outage at New Madrid, we wrote off assets with a net book value of $1.8 million during first quarter 2009. During second quarter 2009, asset disposal costs in connection with the power outage were immaterial, as the assets written off had immaterial net book values. In addition, due to damage from the power outage, the lives of certain remaining assets were reduced by approximately one year during first quarter 2009, resulting in $1.2 million and $2.8 million of increased depreciation expense for the respective three and six month periods ended June 30, 2009.
9. GOODWILL
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
The following presents changes in the carrying amount of goodwill for the following periods (in thousands):

	Upstream	Downstream	Total
	$	$	$
Balance, December 31, 2007	124,853	131,269	256,122
Changes in purchase price allocations	4,588	(464)	4,124
Tax adjustments	8,269	(239)	8,030
Impairment loss	—	(25,500)	(25,500)

Balance, December 31, 2008	137,710	105,066	242,776
Impairment loss	—	(40,200)	(40,200)

Balance, June 30, 2009	137,710	64,866	202,576

Based upon the final evaluation of the fair value of our tangible and intangible assets acquired and liabilities assumed as of the closing date of the Apollo Acquisition, we recorded valuation adjustments that increased goodwill and decreased property, plant and equipment $4.1 million in March 2008.
In accordance with the Emerging Issues Task Force (“EITF”), Issue No. 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combinations (“EITF 93-7”), adjustments upon resolution of income tax uncertainties that predate or result from a purchase business combination should be recorded as an increase or decrease to goodwill, if any. Following the guidance of EITF 93-7, we recorded a $10.9 million adjustment to increase goodwill in June 2008 to account for the difference between the estimated deferred tax asset for the carryover basis of acquired federal net operating loss and minimum tax credit carryforwards and the final deferred tax asset for such net operating loss and minimum tax credit carryforwards. In December 2008, we recorded a $2.9 million adjustment to decrease goodwill to reflect the final determination of taxes.
Impairment
During fourth quarter 2008, as the impact of the global economic contraction began to be realized, we recorded an estimated $25.5 million impairment write-down of goodwill in the downstream business. In connection with the preparation of our condensed consolidated financial statements for first quarter 2009, we concluded that it was appropriate to re-evaluate our goodwill and intangibles for potential impairment in light of the power outage at our New Madrid smelter and the accelerated deteriorations of demand volumes in both our upstream and downstream segments. Based on our interim impairment analysis during first quarter 2009, we recorded an impairment charge of $2.8 million on trade names and $40.2 million on goodwill in the downstream segment. We finalized certain valuations related to our goodwill impairment analysis during second quarter 2009 regarding the recoverability of goodwill, which did not result in any adjustments to the impairment charges recorded during first quarter 2009. No further deterioration was noted in second quarter 2009; therefore, no goodwill impairment testing was necessary at June 30, 2009. However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.
See Note 21 for a discussion of impairment related to the joint ventures.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Our analyses included assumptions about future profitability and cash flows of our segments, which we believe reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges for either or both segments will be necessary during 2009. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.
10. OTHER INTANGIBLE ASSETS
Other intangible assets consist of the following (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Non-amortizable:
Trade names (indefinite life)	20,494	17,694
Amortizable:
Customer relationships (15 year weighted average life)	51,288	51,288
Other (2.5 year weighted average life)	689	689

	72,471	69,671
Accumulated amortization	(6,104)	(7,951)

Total other intangible assets, net	66,367	61,720

Amortization expense related to intangible assets is included in selling, general and administrative expenses of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended June 30, 2008	941
Three months ended June 30, 2009	912

Year-to-date	$
Six months ended June 30, 2008	1,880
Six months ended June 30, 2009	1,847
As part of our interim impairment analysis of intangible assets during first quarter 2009 discussed in Note 9, we recorded an impairment charge of $2.8 million related to the indefinite-lived trade names in the downstream business. Future impairment charges for either or both segments could be required if we do not achieve current cash flow, revenue and profitability projections.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
11. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts receivable, net consists of the following (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Trade	76,031	60,774
Allowance for doubtful accounts	(1,559)	(150)

Total accounts receivable, net	74,472	60,624

Other current assets consist of the following (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Prepaid expenses	3,068	4,066
Insurance recovery receivable	—	34,125
Other current assets	299	1,709

Total other current assets	3,367	39,900

Other assets consist of the following (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Deferred financing costs, net of amortization	27,736	22,364
Cash surrender value of life insurance	15,727	15,602
Other	26,053	22,735

Total other assets	69,516	60,701

Accrued liabilities consist of the following (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Compensation and benefits	16,301	14,323
Workers’ compensation	3,299	3,596
Asset retirement and site restoration obligations	2,193	1,910
Pension liabilities	2,476	2,882
One-time involuntary termination benefits	6,843	444
Other	1,341	4,482

Total accrued liabilities	32,453	27,637

Other long-term liabilities consist of the following (in thousands):

	December 31, 2008	June 30, 2009
	$	$
FIN 48 liability	9,560	9,823
Workers’ compensation	9,159	9,216
Asset retirement and site restoration obligations	6,602	7,047
Deferred interest payable	7,344	4,384
Deferred compensation and other	6,917	5,084

Total other long-term liabilities	39,582	35,554

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
12. RELATED PARTY TRANSACTIONS
In connection with the Apollo Acquisition, we entered into a management consulting and advisory services agreement with Apollo for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provide for annual fees of $2.0 million, payable in one lump sum annually. We expense approximately $0.5 million of such fees each quarter within selling, general and administrative expenses in our condensed consolidated statements of operations.
Accounts payable to affiliates consist of the following and are due in the ordinary course of business (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Gramercy Alumina, LLC	34,250	27,729
We purchased alumina in transactions with Gramercy, a 50% owned joint venture with Century Aluminum Company. Purchases from Gramercy were as follows (in thousands):

Quarter-to-date	$
Three months ended June 30, 2008	44,808
Three months ended June 30, 2009	16,938

Year-to-date	$
Six months ended June 30, 2008	81,965
Six months ended June 30, 2009	44,696
We sell rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in thousands):

Quarter-to-date	$
Three months ended June 30, 2008	2,139
Three months ended June 30, 2009	1,182

Year-to-date	$
Six months ended June 30, 2008	4,100
Six months ended June 30, 2009	2,354
13. LONG-TERM DEBT
The following table presents the carrying values and fair values of our related party and third-party debt outstanding as of December 31, 2008 and June 30, 2009 (in thousands):

	December 31, 2008		June 30, 2009
	Carrying value	Fair value	Carrying value	Fair value
	$	$	$	$
Noranda:
Senior Floating Rate Notes due 2014 (unamortized discount of $1,842 and $574 at December 31, 2008 and June 30, 2009, respectively)	218,158	30,800	73,494	27,928
Noranda AcquisitionCo:
Term B loan due 2014	393,450	393,024	349,950	349,950
Senior Floating Rate Notes due 2015	510,000	153,000	461,717	247,019
Revolving credit facility	225,000	225,000	218,430	218,430

Total debt	1,346,608		1,103,591
Less: current portion	(32,300)		—

Long-term debt	1,314,308		1,103,591

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Secured credit facilities
Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, which consist of:
•	a $500.0 million term B loan with a maturity of seven years, which was fully drawn on May 18, 2007; of which $150.1 million has been repaid or repurchased (some at a discount) as of June 30, 2009.
•
a $242.7 million revolving credit facility with a maturity of six years, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice. During the six months ended June 30, 2009, we repurchased a face value amount of $6.5 million of the revolving credit facility for $4.0 million. As a result of the repurchase, our maximum borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. Outstanding letter of credit amounts with the revolving credit facility consisted of $9.6 million at June 30, 2009.

The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200.0 million. Incurrence of such incremental indebtedness under the senior secured credit facilities is subject to, among other things, Noranda AcquisitionCo’s compliance with a Senior Secured Net Debt to Adjusted EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) of 2.75 to 1.0 until December 31, 2008 and 3.0 to 1.0 thereafter. At December 31, 2008 and June 30, 2009, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans. At June 30, 2009, our debt to Adjusted EBITDA ratio was in excess of the level provided for in the senior secured credit facilities.
The senior secured credit facilities are guaranteed by us and by all of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo that do not qualify as “unrestricted” under the senior secured credit facilities. These guarantees are full and unconditional. NHB, in which we have 100% ownership interest, is the only unrestricted subsidiary and the only subsidiary that has not guaranteed these obligations. See Note 23 for the discussion of NHB. The credit facilities are secured by first priority pledges of all the equity interests in Noranda AcquisitionCo and all of the equity interests in each of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo. The senior secured credit facilities are also secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo, as well as those of each of our existing and future direct and indirect wholly owned domestic subsidiaries that have guaranteed the senior secured credit facilities.
On May 7, 2009, participating lenders approved an amendment to the senior secured credit facilities to permit discounted prepayments of the term B loan and revolving credit facility through a modified “Dutch” auction procedure. The amendment also permits us to conduct open market purchases of the revolving credit facility and term B loan at a discount.
Term B loan
Interest on the loan is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and June 30, 2009) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loan). The interest rates at December 31, 2008 and June 30, 2009 were 4.24% and 2.32%, respectively. Interest on the term B loan is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75.0 million on the term B loan. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.
Noranda AcquisitionCo is required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of our Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loan) within 95 days after the end of each fiscal year. The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loan shall be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) or the amount of term B loan that has been repaid. A mandatory prepayment of $24.5 million pursuant to the cash flow sweep provisions of the credit agreement was paid in April 2009 and was equal to 50% of Noranda AcquisitionCo’s Excess Cash Flow for 2008. When the final calculation was performed, the payment was reduced from the estimated amount reported at December 31, 2008 of $32.3 million.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Revolving Credit Facility
Interest on the revolving credit facility is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and June 30, 2009) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable at least quarterly. The interest rate on the revolver was 2.46% at December 31, 2008 and 2.31% at June 30, 2009. Noranda AcquisitionCo has outstanding letters of credit totaling $7.0 million and $9.6 million under the revolving credit facility at December 31, 2008 and June 30, 2009, respectively. At December 31, 2008, $225.0 million was drawn down on the facility leaving $18.0 million available for borrowing. As a result of the revolving credit facility repurchase, our borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million, and at June 30, 2009, $218.4 million was drawn down on the facility, leaving $14.7 million available under the facility.
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
We have no financial maintenance covenants on any borrowings; however, as a result of not meeting certain minimum and maximum financial levels established by our indentures as conditions to the execution of certain transactions, our ability to incur future indebtedness, grow through acquisitions, make certain investments, pay dividends and retaining proceeds from asset sales may be limited.
AcquisitionCo notes
In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510.0 million Senior Floating Rate Notes due 2015 (the “AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash. For any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The PIK interest rate was 7.35% at December 31, 2008 and 6.16% at June 30, 2009.
On May 15, 2009, Noranda AcquisitionCo issued $16.6 million in AcquisitionCo Notes as payment for PIK interest due May 15, 2009.
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. As discussed elsewhere in this footnote, NHB is not a guarantor of the senior secured credit facilities, and is therefore not a guarantor of the AcquisitionCo Notes. See Note 23 for further discussion of NHB. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the existing guarantors. The guarantee by Noranda HoldCo is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda HoldCo at any time. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries which guarantee the AcquisitionCo Notes.
In light of the economic downturn beginning in late September 2008, along with our current and future cash needs, management notified the trustee for the HoldCo and AcquisitionCo bondholders of our election to pay the May 15, 2009 and the November 15, 2009 interest payment entirely in kind.
The indenture governing the AcquisitionCo Notes limits Noranda AcquisitionCo’s and our ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
HoldCo notes
On June 7, 2007, Noranda HoldCo issued Senior Floating Rate Notes due 2014 (the “HoldCo Notes”) in aggregate principal amount of $220.0 million, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, we may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, we must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The PIK interest rate was 9.10% at December 31, 2008 and 7.91% at June 30, 2009.
On May 15, 2009, Noranda HoldCo issued $3.3 million in HoldCo Notes as payment for PIK interest due May 15, 2009.
As discussed above, management notified the trustee for the HoldCo and AcquisitionCo bondholders of our election to pay the May 15, 2009 and November 15, 2009 interest payment entirely in kind.
The indenture governing the HoldCo Notes limits Noranda AcquisitionCo’s and our ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.
Debt repurchase
For the three month period ended June 30, 2009, we repurchased or repaid $33.9 million principal aggregate amount of our outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $20.3 million, plus fees. HoldCo Notes with an aggregate principal balance of $1.6 million and net carrying amount of $1.6 million (including deferred financing fees and debt discounts) were repurchased at a price of $0.6 million, plus fees. AcquisitionCo Notes with an aggregate principal balance of $6.8 million and net carrying amount of $6.7 million (including deferred financing fees and debt discounts) were repurchased at a price of $3.5 million, plus fees. In addition to our $24.5 million payment in April 2009 related to the 2008 excess cash flows on the term B loan, we repurchased a face value amount of $19.0 million of the term B loan for $12.3 million. We repurchased $6.5 million of our revolving credit facility borrowings for $4.0 million. We recognized a gain of $12.4 million representing the difference between the repurchase price and the carrying amounts of repurchased debt for the three month period ended June 30, 2009.
For the six month period ended June 30, 2009, we repurchased or repaid $239.7 million principal aggregate amount of our outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $70.8 million, plus fees. HoldCo Notes with an aggregate principal balance of $149.2 million and net carrying amount of $148.2 million (including deferred financing fees and debt discounts) were repurchased at a price of $36.2 million, plus fees. AcquisitionCo Notes with an aggregate principal balance of $64.9 million and net carrying amount of $63.7 million (including deferred financing fees and debt discounts) were repurchased at a price of $18.4 million, plus fees. Of the HoldCo Notes and Acquisition Notes repurchased, we retired a face value amount of $80.7 million during the six months ended June 30, 2009. In addition to our $24.5 million payment in April 2009 related to 2008 excess cash flows on the term B loan, we repurchased a face value amount of $19.0 million of the term B loan for $12.3 million. We repurchased $6.5 million of our revolving credit facility borrowings for $4.0 million. As a result of the revolving credit facility repurchase, our borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. We recognized a gain of $164.7 million representing the difference between the repurchase price and the carrying amounts of repurchased debt for the six month period ended June 30, 2009.
The gains have been reported as “Gain on debt repurchase” in the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 2009. For tax purposes, gains from our 2009 debt repurchase will be deferred until 2014, and then included in income ratably from 2014 to 2018.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
14. PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit pension plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor other post-retirement benefit (“OPEB”) plans for certain employees. Our sponsored post-retirement benefits include life insurance benefits and health insurance benefits. These health insurance benefits cover 21 retirees and beneficiaries. In addition, we provide supplemental executive retirement benefits (“SERP”) for certain executive officers.
Our pension funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). OPEB benefits are funded as retirees submit claims.
We use a measurement date of December 31 to determine the pension and OPEB liabilities.
Net periodic benefit costs comprise the following (in thousands):

	Pension		OPEB
	Three months ended June 30,		Three months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Service cost	1,960	1,716	15	34
Interest cost	3,828	4,350	39	105
Expected return on plan assets	(4,715)	(3,100)	—	—
Net amortization and deferral	120	2,134	2	(10)

Net periodic cost	1,193	5,100	56	129

	Pension		OPEB
	Six months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Service cost	3,918	3,950	29	67
Interest cost	7,653	8,700	78	210
Expected return on plan assets	(9,426)	(6,200)	—	—
Net amortization and deferral	240	3,750	4	(20)

Net periodic cost	2,385	10,200	111	257

Employer contributions
We expect to contribute a minimum of $1.8 million to the pension plans and $0.2 million to the health insurance plan during the remainder of 2009 in addition to the $2.3 million contributed to the SERP and $0.2 million to the health insurance plan during the six months ended June 30, 2009. We may elect to contribute additional funds to the plans.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
15. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS
Common stock subject to redemption
In March 2008, we entered into an employment agreement with Layle K. Smith to serve as our Chief Executive Officer (the “CEO”) and to serve on our board of directors. As part of that employment agreement, the CEO agreed to purchase 100,000 shares of common stock at $20 per share, for a total investment of $2.0 million. The shares purchased include a redemption feature which guarantees total realization on these shares of at least $8.0 million (or, at his option, equivalent consideration in the acquiring entity) in the event a change in control occurs prior to September 3, 2009 and the CEO remains employed with us through the 12-month anniversary of such change in control or experiences certain qualifying terminations of employment, after which the per share redemption value is fair value.
Because of the existence of the conditional redemption feature, the carrying value of these 100,000 shares of common stock has been reported outside of permanent equity. In accordance with FASB Staff Position 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event, the carrying amount of the common stock subject to redemption is reported as the $2.0 million proceeds, and has not been adjusted to reflect the $8.0 million redemption amount, as it is not probable that a change in control event will take place prior to September 3, 2009.
Noranda long-term incentive plan
Under our 2007 Long-Term Incentive Plan (the “Incentive Plan”) we have reserved 1,500,000 shares of our common stock for issuance to employees and non-employee directors under the Incentive Plan. Of this amount, management investors own 346,790 shares and there are 1,022,519 options assigned for purchase of stock vesting activity. The remaining 130,691 shares remain available for issuance.
Options granted under the Incentive Plan generally have a ten year term. Employee option grants generally consist of time-vesting options and performance-vesting options. The time-vesting options generally vest in equal one-fifth installments on each of the first five anniversaries of the date of grant or on the closing of Apollo’s acquisition of us, as specified in the applicable award agreements, subject to continued service through each applicable vesting date. The performance-vesting options vest upon our investors’ realization of a specified level of investor internal rate of return (“investor IRR”), subject to continued service through each applicable vesting date.
The employee options generally are subject to our (or Apollo’s) call provision which expires upon the earlier of a qualified public offering or May 2014 and provides us (or Apollo) the right to repurchase the underlying shares at the lower of their cost or fair market value upon certain terminations of employment. A qualified public offering transaction is defined in the documents governing the options as a public offering that raises at least $200.0 million. This call provision represents a substantive performance-vesting condition with a life through May 2014; therefore, we recognize stock compensation expense for service awards through May 2014. Performance-vesting options issued in May 2007 have met their performance-vesting provision. However, the shares underlying the options remain subject to our (or Apollo) call provision. Accordingly, the options currently are subject to service conditions, and stock compensation expense is being recorded over the remaining call provision through May 2014.
At June 30, 2009, the expiration of the call option upon a qualified public offering would have resulted in the immediate recognition of $2.5 million of stock compensation expense related to the cost of options where the investor IRR targets were previously met and $0.7 million of stock compensation expense related to the cost of options where the offering (together with a $4.70 per share dividend paid in June 2008) would cause the performance option to be met. Further, the period over which we recognize stock compensation expense for service awards would change from May 2014 to five years prospectively from the date of the qualified public offering, which, based on options outstanding at June 30, 2009, would increase quarterly stock compensation expense by approximately $0.7 million.
Our Board of Directors declared and we paid a $102.2 million cash dividend ($4.70 per share) in June 2008. The award holders were given $4.70 of value in the form of an immediately vested cash payment of $2.70 per share and a modification of the price of the options from $6 per share to $4 per share and $20 per share to $18 per share.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
We entered into a Termination and Consulting Agreement with Rick Anderson on October 14, 2008, in connection with his retirement on October 31, 2008 as Chief Financial Officer. Pursuant to that agreement, Mr. Anderson’s Company stock options will continue to vest during the consulting term, from October 31, 2008 through May 18, 2012, although Mr. Anderson will generally be unable to exercise the options until the expiration of the term of the agreement in May 2012. Mr. Anderson has agreed to certain ongoing confidentiality obligations and to non-solicitation and non-competition covenants following his retirement.
The summary of our stock option activity and related information is as follows (in thousands):

	Employee Options and
	Non-Employee Director Options		Investor Director Provider Options
		Weighted-		Weighted-
	Common	Average	Common	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding—December 31, 2008	910,224	$8.61	70,000	$18.00

Granted	60,000	1.37	—	—
Modified	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(17,705)	—	—	—

Outstanding—June 30, 2009	952,519	$8.24	70,000	$18.00

Fully vested — end of period (weighted average remaining contractual term of 8.0 years)	447,397	$5.39	70,000	$18.00

Currently exercisable — end of period (weighted average remaining contractual term of 8.0 years)	404,487	$5.54	70,000	$18.00

The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model. The following summarizes information concerning stock option grants:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Expected price volatility	45.9%	47.0%	45.0%	47.0%
Risk-free interest rate	3.5%	4.0%	3.1%	4.0%
Weighted average expected lives in years	6.16	7.50	5.90	7.50
Weighted average fair value	$7.50	$0.76	$7.36	$0.76
Forfeiture rate	—	—	—	—
Dividend yield	—	—	—	—
We recorded stock compensation expense of the following amounts (in thousands):

Quarter-to-date	$
Three months ended June 30, 2008	544
Three months ended June 30, 2009	370

Year-to-date	$
Six months ended June 30, 2008	608
Six months ended June 30, 2009	740
As of June 30, 2009, total unrecognized stock compensation expense related to non-vested stock options was $7.7 million with a weighted average expense recognition period of 4.9 years.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
16. INCOME TAXES
Our effective income tax rates were approximately 60.8% for the six months ended June 30, 2009 and 33.2% for the six months ended June 30, 2008. The increase in the effective tax rate for the six months ended June 30, 2009 was primarily impacted by goodwill impairment, state income taxes, equity method investee income, and the Internal Revenue Code Section 199 manufacturing deduction. Under APB 28, each interim period is considered an integral part of the annual period and tax expense is measured using the estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. For the period ended June 30, 2008, we used the annual effective tax rate based on estimated ordinary income for the year ended December 31, 2008. We also used the annual effective tax rate for the period ended March 31, 2009 based on estimated ordinary income for the year ending December 31, 2009. However, for the six months ended June 30, 2009, we have determined that our annual ordinary income for the year ending December 31, 2009 cannot be reliably estimated because we expect near break-even operations and have a significant permanent difference (i.e. goodwill impairment) such that a minor change in our estimated ordinary income could result in a material change in our estimated annual effective income tax rate. As a result, we have determined that the actual effective income tax rate for the six months ended June 30, 2009 is the best estimate of the annual effective tax rate.
As of December 31, 2008 and June 30, 2009, we had unrecognized income tax benefits (including interest) of approximately $11.0 million, and $11.3 million, respectively (of which approximately $7.4 million, if recognized, would favorably impact the effective income tax rate). As of June 30, 2009, the gross amount of unrecognized tax benefits (excluding interest) has not changed. It is expected that the unrecognized tax benefits may change in the next twelve months; however, due to Xstrata’s indemnification of us for tax obligations related to periods ending on or before the acquisition date, we do not expect the change to have a significant impact on the results of our operations or our financial position.
In April 2009, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata indemnified us for tax obligations related to periods ended on or before the acquisition date. Therefore, we do not anticipate the IRS examination having a material impact on our financial position or operating results.
17. DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum and natural gas prices and interest rates. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, we designated our fixed-price aluminum sale swaps as cash flow hedges through January 29, 2009, the week of the power outage discussed in Note 3; thus the effective portion of such derivatives was adjusted to fair value through accumulated other comprehensive income (“AOCI”) through January 29, 2009, with the ineffective portion reported through earnings. As of June 30, 2009, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive income was $362.5 million. Derivatives that do not qualify for hedge accounting are adjusted to fair value through earnings in gains (losses) on hedging activities in the condensed consolidated statements of operations. As of June 30, 2009, all derivatives were held for purposes other than trading.
De-designated cash flow hedges
Fixed-price aluminum sale swaps
In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the upstream business through the use of fixed-price aluminum sale swaps. During first quarter 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable market position of our fixed-price aluminum sale swaps. The average margin per pound locked in was $0.41 at June 30, 2009. To the extent we have entered into fixed-price aluminum purchase swaps, the fixed-price aluminum sale swaps are no longer hedging our exposure to price risk.
As a result of the New Madrid power outage during the week of January 26, 2009, and in anticipation of fixed-price aluminum purchase swaps described below, we discontinued hedge accounting for all of our remaining fixed-price aluminum sale swaps on January 29, 2009.
For the three months and six months ended June 30, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $69.9 million and $125.7 million, respectively. These amounts are noted in the table on page 24. Of these amounts, $43.9 million was reclassified into earnings because it was probable that the original forecasted transactions would not occur for the three months ended June 30, 2009 and $77.8 million for the six months ended June 30, 2009.
In March 2009, we entered into a hedge settlement agreement with Merrill Lynch. As amended in April 2009, the agreement provides a mechanism for us to monetize up to $400.0 million of the favorable net position of our long-term derivatives to fund debt repurchases. The agreement states that Merrill Lynch will only settle sale swaps that are offset by purchase swaps. We settled offsetting purchase swap and sale swap quantities to fund our debt repurchases during the three and six months ended June 30, 2009. In the three months ended June 30, 2009, we received $19.8 million in proceeds from the hedge settlement agreement. For the six months ended June 30, 2009, we received $70.1 million in proceeds from the hedge settlement agreement.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes our remaining fixed-price aluminum sale swaps as of June 30, 2009:

	Average hedged price
	per pound	Pounds hedged annually
Year	$	(In thousands)
2009	1.09	144,535
2010	1.06	290,541
2011	1.20	290,957
2012	1.23	122,711
Derivatives not designated as hedging instruments under SFAS No. 133
Fixed-price aluminum purchase swaps
As previously discussed, during the six months ended June 30, 2009, we entered into fixed-price aluminum purchase swaps to offset a portion of our existing fixed-price aluminum sale swaps. At June 30, 2009 we had offset a total of approximately 634.7 million pounds for the years 2009 through 2012.
The following table summarizes our fixed-price aluminum purchase swaps as of June 30, 2009:

	Average hedged price
	per pound	Pounds hedged annually
Year	$	(In thousands)
2009	0.63	16,535
2010	0.70	245,264
2011	0.76	250,225
2012	0.80	122,711
Variable-price aluminum swaps
We also enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable-price aluminum swap contracts with various brokers, typically for terms not greater than one year.
These contracts are not designated as hedging instruments under SFAS No. 133; therefore, any gains or losses related to the change in fair value of these contracts were recorded in loss (gain) on hedging activities in the condensed consolidated statements of operations. We recorded a gain of $8.2 million for the three months ended June 30, 2009 and a gain of $4.4 million for the six months ended June 30, 2009.
The following table summarizes our variable-price aluminum purchase swaps as of June 30, 2009:

	Average hedged price
	per pound	Pounds hedged annually
Year	$	(In thousands)
2009	0.97	40,629
2010	0.78	12,851
We sold 11.7 million and 25.9 million pounds of aluminum that were hedged with variable-priced aluminum swaps in the three months and six months ended June 30, 2009, respectively.
Interest rate swaps
We have floating-rate debt, which is subject to variations in interest rates. On August 16, 2007, we entered into an interest rate swap agreement to limit our exposure to floating interest rates for the periods from November 15, 2007 to November 15, 2011 with a notional amount of $500.0 million, which such notional amount declines in increments over time beginning in May 2009 at a 4.98% fixed interest rate.
The interest rate swap agreement was not designated as a hedging instrument under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contracts were recorded in loss (gain) on hedging activities in the condensed consolidated statements of operations.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Natural gas swaps
We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price.
The following table summarizes our fixed-price natural gas swap contracts per year at June 30, 2009:

	Average price per	Notional amount
Year	million BTU $	million BTU’s
2009	9.29	2,984
2010	9.00	4,012
2011	9.31	2,019
2012	9.06	2,023
These contracts were not designated as hedges for accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the gas swap contracts were recorded in loss (gain) on hedging activities in the condensed consolidated statements of operations.
In accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, we present derivative amounts in a net position on the condensed consolidated balance sheet. The following is a gross presentation of the derivative balances as of December 31, 2008 and June 30, 2009 (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Current derivative assets	111,317	103,949
Current derivative liabilities	(29,600)	(23,783)

Current derivative assets, (net)	81,717	80,166

Long-term derivative assets	290,877	220,212
Long-term derivative liabilities	(35,061)	(29,211)

Long-term derivative asset, (net)	255,816	191,001

The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Aluminum swaps—fixed-price	401,909	323,849
Aluminum swaps—variable-price	(9,500)	(937)
Interest rate swaps	(21,472)	(17,622)
Natural gas swaps	(33,404)	(34,123)

Total	337,533	271,167

The June 30, 2009 variable-price aluminum swap balance is net of a $5.5 million broker margin call asset.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
We recorded losses (gains) for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify for hedge accounting treatment as follows (in thousands):

	Derivatives qualified as hedges		Derivatives not qualified as hedges
	Amount reclassified	Hedge	Change in
	from AOCI	Ineffectiveness	fair value	Total
	$	$	$	$
Quarter-to-date
Three months ended June 30, 2008	18,127	162	(7,691)	10,598
Three months ended June 30, 2009	(69,855)	—	16,657	(53,198)

Year-to-date
Six months ended June 30, 2008	23,170	(2,424)	(15,745)	5,001
Six months ended June 30, 2009	(125,668)	(69)	27,411	(98,326)
As a result of the hedge de-designation at January 29, 2009, as well as revised forecasts during 2009, we expect to reclassify a gain of $87.8 million from accumulated other comprehensive income into earnings from July 1, 2009 through June 30, 2010.
18. FAIR VALUE MEASUREMENTS
We adopted SFAS No. 157, which establishes a framework for measuring fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 does not expand the application of fair value accounting to any new circumstances.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We incorporate assumptions that market participants would use in pricing the asset or liability, and utilizes market data to the maximum extent possible. In accordance with SFAS No. 157, fair value incorporates nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, we reflect the impact of our own credit risk on our liabilities, as well as any collateral. We also consider the credit standing of our counterparties in measuring the fair value of our assets.
SFAS No. 157 outlines three valuation techniques to measure fair value (i.e., the market approach, the income approach, and the cost approach). We determined that the income approach provides the best indication of fair value for our assets and liabilities given the nature of our financial instruments and the reliability of the inputs used in arriving at fair value, with the exception of our debt, for which the fair value is calculated using the market approach.
Under SFAS No. 157, the inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (i.e., assumptions about risk). Inputs may be observable or unobservable. We use observable inputs in our valuation techniques, and classify those inputs in accordance with the fair value hierarchy set out in SFAS No. 157, which prioritizes those inputs.
The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). More specifically, the three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that we have access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Fair value measurements that may fall into Level 1 include exchange-traded derivatives or listed equities.

Level 2 inputs — Inputs other than quoted prices included in Level 1, which are either directly or indirectly observable as of the reporting date. A Level 2 input must be observable for substantially the full term of the asset or liability. Fair value measurements that may fall into Level 2 could include financial instruments with observable inputs such as interest rates or yield curves.

Level 3 inputs — Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability. Fair value measurements that may be classified as Level 3 could, for example, be determined from our internally developed model that results in our best estimate of fair value. Fair value measurements that may fall into Level 3 could include certain structured derivatives or financial products that are specifically tailored to a customer’s needs.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
As required by SFAS No. 157, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy.
The table below sets forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	$	$	$	$
Cash equivalents	123,924	—	—	123,924
Derivative assets	—	324,161	—	324,161
Derivative liabilities	—	(52,994)	—	(52,994)

Total	123,924	271,167	—	395,091

Cash equivalents are invested entirely in U.S. treasury securities and short-term treasury bills. These instruments are valued based upon unadjusted, quoted prices in active markets and are classified within Level 1.
Fair values of all derivative instruments within the scope of SFAS No. 157 are classified as Level 2. Those fair values are primarily measured using industry standard models that incorporate inputs including: quoted forward prices for commodities, interest rates, and current market prices for those assets and liabilities. Substantially all of the inputs are observable, as defined in SFAS No. 157, throughout the full term of the instrument. The counterparty of our derivative trades is Merrill Lynch, with the exception of a small portion of our variable price aluminum swaps.
Fair value of goodwill, trade names and investment in affiliates are classified as Level 3 within the hierarchy, as their fair values are measured using management’s assumptions about future profitability and cash flows. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows, which we believe reflects the best estimates at the date the valuations were performed. Key assumptions used to determine discounted cash flow valuations at March 31, 2009 and June 30, 2009 include: (a) each with cash flow periods of five years; (b) terminal values based upon long-term growth rates ranging from 1.0% to 2.0%; and (c) discount rates based on a risk-adjusted weighted average cost of capital ranging from 12.5% to 13.8% for intangibles and to 19.0% for investment in affiliates.
19. ASSET RETIREMENT OBLIGATIONS
Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter. We may have other ARO’s that may arise in the event of a facility closure. An ARO has not been recorded for these obligations due to the fact that the liability is not reasonably estimated, as the facility assets have indeterminable economic lives.
The current portion of the liabilities of $2.2 million and $1.9 million is recorded in accrued liabilities at December 31, 2008 and June 30, 2009, respectively. The remaining non-current portion of $6.6 million and $7.0 million is included in other long-term liabilities at December 31, 2008 and June 30, 2009, respectively.
The following is a reconciliation of the aggregate carrying amount of liabilities for the asset retirement obligations (in thousands):

	Year ended	Six months ended
	December 31, 2008	June 30, 2009
	$	$
Balance, beginning of period	8,802	8,795
Additional liabilities incurred	1,558	1,167
Liabilities settled	(2,161)	(1,351)
Accretion expense	596	346

Balance, end of period	8,795	8,957

For the period ended June 30, 2009, ARO balances reported in the above reconciliation have been adjusted in connection with the asset disposals and additions related to the power outage at our New Madrid smelter.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
20. COMMITMENTS AND CONTINGENCIES
Raw materials commitments
We receive alumina at cost plus freight from our Gramercy refinery joint venture (See Note 21). The alumina we receive from Gramercy is purchased under a take-or-pay contract, and we are obligated to take receipt of our share of Gramercy’s alumina production, even if such amounts are in excess of our requirements. Since fourth quarter 2008, the cost of alumina purchased from Gramercy exceeded the cost of alumina available from other sources. Gramercy reduced its annual rate of smelter grade alumina production from approximately 1.0 million metric tonnes to approximately 0.5 million metric tonnes during the three months ended March 31, 2009. We and our joint venture partner have arranged for similar reductions at the bauxite production facility in St. Ann, Jamaica. See Note 2 for a discussion of the Joint Venture Transaction whereby we will become sole owner of Gramercy and St. Ann.
Labor commitments
We are a party to six collective bargaining agreements, including three at the joint ventures, which expire at various times. We entered into a five-year labor contract at New Madrid effective September 1, 2007, which provides for an approximate 3% increase per year in compensation. Agreements with the two unions at SABL have been successfully concluded with expiration dates of the new contracts occurring in May and December 2010, respectively. All other collective bargaining agreements expire within the next five years. A new collective bargaining agreement at our Newport rolling mill became effective June 1, 2008. The contract at our Salisbury plant expires in fourth quarter 2009.
Legal contingencies
We are a party to legal proceedings incidental to our business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the operating results or our financial position.
Guarantees
In connection with the 2005 disposal of a former subsidiary, American Racing Equipment of Kentucky, Inc (“ARE”), we guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. Since March 2008, we were released from the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligations. As of June 30, 2009 the remaining maximum future payments under these lease obligations totaled approximately $2.0 million. We have concluded that it is not probable that we will be required to make payments pursuant to these guarantees and we have not recorded a liability for these guarantees. Further, ARE’s purchaser has indemnified us for all losses associated with the guarantees.
On July 24, 2009, Ameren, Missouri’s largest electric utility, which provides electric service to our New Madrid smelter, petitioned the Missouri Public Service Commission (“MoPSC”) for a general rate increase of approximately 18% across all customer categories, including Noranda. Ameren also requested that our contract be modified to include a take-or-pay arrangement. Ameren has also notified us that they expect to exercise a clause in our existing contract to require that we post security of up to two months of our average monthly power costs, which could be as much as $12 to $30 million. Although we cannot predict the outcome of the rate case, if MoPSC grants Ameren’s entire rate request, our rate would increase approximately 18% or $24.0 million per year. Noranda will continue discussions with Ameren and comply with its security requirements when requested. We believe our senior revolving credit facility has sufficient availability to satisfy the amounts we expect Ameren will ultimately require.
21. INVESTMENTS IN AFFILIATES
As of June 30, 2009 we held a 50% interest in Gramercy and in SABL. SABL owns 49% of SAJBP, a partnership of which the GOJ owns 51%. As part of a concession, the GOJ granted mining rights that give SABL the right to mine bauxite in Jamaica through 2030. Pursuant to the agreements governing the joint ventures, we and our joint venture partner have been in negotiations concerning the future of the joint ventures after December 2010. As a result of these negotiations, on August 3, 2009 we entered into an agreement with our joint venture partner whereby we will own 100% of the joint ventures. See Note 2 for further information regarding the Joint Venture Transaction.
SABL manages the operations of the partnership, pays operating costs and is entitled to all of its bauxite production. SABL is responsible for reclamation of the land that it mines. SABL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite shipped, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, which currently has been waived, and (v) certain fees for land owned by the GOJ that are mined by SAJBP. In calculating income tax on revenues related to sales to our Gramercy refinery, SABL uses a set market price, which is negotiated periodically between SABL and the GOJ. SABL is currently in the process of negotiating revisions to the fiscal structure with the GOJ, which may be effective retroactive to January 1, 2008.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Summarized financial information for the joint ventures (as recorded in their respective financial statements, at full value, excluding the amortization of the excess carrying values of our investments over the underlying equity in net assets of the affiliates), is as follows:
Summarized balance sheet information is as follows (in thousands):

	December 31, 2008	June 30, 2009
	$	$
Current assets	173,661	168,838
Non-current assets	110,933	110,326

Total assets	284,594	279,164

Current liabilities	89,736	75,806
Non-current liabilities	17,558	14,562

Total liabilities	107,294	90,368

Equity	177,300	188,796

Total liabilities and equity	284,594	279,164

Summarized condensed consolidated statements of operations information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Net sales (1)	138,199	65,992	266,437	156,793
Gross profit	8,730	4,337	21,814	10,927
Net income	9,465	5,182	18,517	11,496

(1)	Net sales include sales to related parties, which include alumina sales to us and our joint venture partner, and bauxite sales from SABL to Gramercy (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
SABL to Gramercy	14,063	6,957	28,823	20,205
SABL to third parties	15,591	7,559	30,011	13,379
Gramercy to us and our joint venture partner	86,566	32,851	162,213	89,855
Gramercy to third parties	21,979	18,624	45,390	33,355

	138,199	65,991	266,437	156,794

Impairment
Since fourth quarter 2008, the cost of alumina purchased from the Gramercy refinery exceeded the spot prices of alumina available from other sources. Because of the reduced need for alumina caused by the smelter power outage, during first quarter Gramercy reduced its annual production rate of smelter grade alumina production from approximately 1.0 million metric tonnes to approximately 0.5 million metric tonnes and implemented other cost saving activities. We and our joint venture partner have arranged for similar reductions at SABL.
These production changes led us to evaluate our investment in the joint ventures for impairment, which resulted in a $45.3 million write down ($39.3 million for SABL and $6.0 million for Gramercy) in first quarter 2009. In second quarter 2009, we recorded a $35.0 million impairment charge related to our equity-method investment in St. Ann. This impairment reflects second quarter 2009 revisions to our assumptions about St. Ann’s future profitability and cash flows. Each impairment expense is recorded within equity in net (income) loss of investments in affiliates in the condensed consolidated statements of operations.
Our analyses included assumptions about future profitability and cash flows of the joint ventures, which we believe to reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions employed by us will be materially different from the actual amounts or results, and that additional impairment charges will be necessary during 2009.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Carrying value compared to underlying equity
The excess of the carrying values of the investments over the amounts of underlying equity in net assets totaled $117.0 million at December 31, 2008. This excess was attributed to long-lived assets such as plant and equipment at Gramercy and mining rights at SABL. At June 30, 2009, after the effect of the year-to-date impairment charges of $80.3 million, the excess recorded which relates to Gramercy is $37.0 million. For SABL, the investment carrying value is less than the underlying net assets by $3.7 million at June 30, 2009.
The excess is amortized on a straight-line basis for each affiliate as part of recording our share of each joint venture’s earnings or losses. Amortization expense recorded in equity in net (income) loss of investments in affiliates is as follows (in thousands):

Quarter-to-date	$
Three months ended June 30, 2008	1,872
Three months ended June 30, 2009	1,642

Year-to-date	$
Six months ended June 30, 2008	3,744
Six months ended June 30, 2009	3,514

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
22. SEGMENTS
The following tables summarize the operating results and assets of our reportable segments (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Sales to external customers(1)
Upstream	180,992	59,832	340,275	126,914
Downstream	166,224	97,847	307,221	195,080

Total sales from external customers	347,216	157,679	647,496	321,994

Segment cost of sales
Upstream	123,468	78,587	231,969	171,419
Downstream	167,877	85,158	301,948	176,645

Total cost of sales	291,345	163,745	533,917	348,064

Segment operating income (loss)
Upstream	39,177	2,527	78,278	(41,955)
Downstream	(4,137)	9,875	(1,385)	(30,873)

Total operating income (loss)	35,040	12,402	76,893	(72,828)

Interest expense, net	21,014	14,100	45,227	29,974
Loss (gain) on hedging activities, net	10,598	(53,198)	5,001	(98,326)
Equity in net (income) loss of investments in affiliates	(2,860)	34,051	(5,514)	78,101
Loss (gain) on debt repurchase	1,202	(12,442)	1,202	(164,650)

Income before income taxes	5,086	29,891	30,977	82,073

Capital expenditures
Upstream	12,929	11,305	19,697	19,817
Downstream	2,283	1,367	3,579	2,543

Total capital expenditures	15,212	12,672	23,276	22,360

Depreciation and amortization
Upstream	18,147	11,950	36,220	33,970
Downstream	6,574	5,556	13,111	11,750

Total depreciation and amortization	24,721	17,506	49,331	45,720

	December 31, 2008	June 30, 2009
	$	$
Segment assets
Upstream	1,326,189	1,140,309
Downstream	609,982	593,674

Total assets	1,936,171	1,733,983

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
(1) Segment revenues exclude the following intersegment transfers
Upstream	24,989	10,638	53,510	18,856
Downstream	—	—	—	—

Total intersegment transfers	24,989	10,638	53,510	18,856

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
23. NON-GUARANTOR SUBSIDIARY
In February 2009, we formed NHB, a 100%-owned subsidiary of AcquisitionCo, with a capital contribution of $33.0 million for the purpose of acquiring outstanding HoldCo Notes. As of June 30, 2009, NHB had acquired HoldCo Notes with an aggregate principal balance totaling $133.4 million. None of the Holdco Notes purchased by NHB have been retired.
•
At June 30, 2009, NHB’s only assets were an immaterial amount of cash and the HoldCo Notes, which are carried at their fair value of $52.6 million, including $1.4 million of accrued interest. At June 30, 2009, NHB had accrued liabilities to third parties totaling $0.5 million for fees incurred in connection with its investment in the HoldCo Notes, owed $1.3 million to a guarantor affiliate for the payment of fees on NHB’s behalf, and carried a $3.7 million liability to a guarantor affiliate for estimated taxes.

•
During the six months ended June 30, 2009, NHB’s only cash activities were a $33.0 million cash receipt from AcquisitionCo and the purchase of HoldCo Notes with an aggregate principal balance of $133.4. million for the price of $33.5 million, plus fees. These amounts eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Balance Sheet
As of June 30, 2009
(in thousands)
(unaudited)

	HoldCo	Guarantors	NHB Holdings	Eliminations	Consolidated
	$	$	$	$	$
Current assets:
Cash and cash equivalents	21,547	160,677	34	—	182,258
Accounts receivable, net	—	60,624	—	—	60,624
Interest due from affiliates	—	—	1,409	(1,409)	—
Inventories	—	135,209	—	—	135,209
Derivative assets, net	—	80,166	—	—	80,166
Taxes receivable	14,729	2,908	—	—	17,637
Other current assets	169	39,731	—	—	39,900

Total current assets	36,445	479,315	1,443	(1,409)	515,794

Investments in affiliates	202,772	174,713	51,169	(301,098)	127,556
Advances due from affiliates	—	3,694	(3,694)	—	—
Property, plant and equipment, net	—	574,635	—	—	574,635
Goodwill	—	202,576	—	—	202,576
Other intangible assets, net	—	61,720	—	—	61,720
Long-term derivative assets, net	—	191,001	—	—	191,001
Other assets	652	60,049	—	—	60,701

Total assets	239,869	1,747,703	48,918	(302,507)	1,733,983

Current liabilities:
Accounts payable:
Trade	(25)	41,366	—	—	41,341
Affiliates	—	27,729	—	—	27,729
Accrued liabilities	—	27,143	494	—	27,637
Accrued interest:
Third parties	—	278	—	—	278
Affiliates	1,409	—	—	(1,409)	—
Deferred revenue	—	219	—	—	219
Deferred tax liabilities	24,670	1,906	—	—	26,576
Current portion of long-term debt party	—	—	—	—	—

Total current liabilities	26,054	98,641	494	(1,409)	123,780

Long-term debt	212,899	1,030,097	—	(139,405)	1,103,591
Pension liabilities	—	128,958	—	—	128,958
Other long-term liabilities	807	34,747	—	—	35,554
Advances due to affiliates	5,610	(6,877)	1,267	—	—
Deferred tax liabilities	(16,259)	259,365	—	60,379	303,485
Common stock subject to redemption (100,000 shares at December 31, 2008 and June 30, 2009)	2,000	—	—	—	2,000
Shareholders’ equity:
Common stock	217	—	—	—	217
Capital in excess of par value	15,074	216,605	33,000	(249,605)	15,074
Accumulated deficit	(182,946)	(190,246)	3,195	225,870	(144,127)
Accumulated other comprehensive income	176,413	176,413	10,962	(198,337)	165,451

Total shareholders’ equity	8,758	202,772	47,157	(222,072)	36,615

Total liabilities and shareholders’ equity	239,869	1,747,703	48,918	(302,507)	1,733,983

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	For the three months ended June 30, 2009
	HoldCo	Guarantors	NHB Holdings	Eliminations	Consolidated
	$	$	$	$	$
Sales	—	157,679	—	—	157,679

Operating costs and expenses:
Cost of sales	—	163,745	—	—	163,745
Selling, general and administrative expenses	716	9,994	7	—	10,717
Goodwill and other intangible asset impairment	—		—	—	—
Excess insurance proceeds	—	(29,185)	—	—	(29,185)

	716	144,554	7	—	145,277

Operating (loss) income	(716)	13,125	(7)	—	12,402

Other expenses (income)
Interest expense (benefit), net	5,073	11,936	(2,909)	—	14,100
Gain on hedging activities, net	—	(53,198)	—	—	(53,198)
Equity in net (income) loss of investments in affiliates	(36,682)	34,843	—	35,890	34,051
Gain on debt repurchase	(530)	(10,896)	—	(1,016)	(12,442)

	(32,139)	(17,315)	(2,909)	34,874	(17,489)

Income (loss) before income taxes	31,423	30,440	2,902	(34,874)	29,891
Income tax expense (benefit)	3,419	(6,242)	3,694	41,146	42,017

Net income (loss) for the period	28,004	36,682	(792)	(76,020)	(12,126)

	For the six months ended June 30, 2009
	HoldCo	Guarantors	NHB Holdings	Eliminations	Consolidated
	$	$	$	$	$
Sales	—	321,994	—	—	321,994

Operating costs and expenses:
Cost of sales	—	348,064	—	—	348,064
Selling, general and administrative expenses	1,632	31,304	7	—	32,943
Goodwill and other intangible asset impairment	—	43,000	—	—	43,000
Excess insurance proceeds	—	(29,185)	—	—	(29,185)

	1,632	393,183	7	—	394,822

Operating loss	(1,632)	(71,189)	(7)	—	(72,828)

Other expenses (income)
Interest expense (benefit), net	9,588	27,791	(7,405)	—	29,974
Gain on hedging activities, net	—	(98,326)	—	—	(98,326)
Equity in net loss (income) of investments in affiliates	9,123	74,906	—	(5,928)	78,101
Gain on debt repurchase	(11,009)	(54,443)	—	(99,198)	(164,650)

	7,702	(50,072)	(7,405)	(105,126)	(154,901)

(Loss) income before income taxes	(9,334)	(21,117)	7,398	105,126	82,073
Income tax (benefit) expense	(2,668)	(11,994)	4,203	60,379	49,920

Net (loss) income for the period	(6,666)	(9,123)	3,195	44,747	32,153

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statement of Cash Flows
Six months ended June 30, 2009
(in thousands)
(unaudited)

	HoldCo	Guarantors	NHB Holdings	Eliminations(1)	Consolidated
	$	$	$	$	$
OPERATING ACTIVITIES
Cash (used in) provided by operating activities	(3,820)	112,158	487	(695)	108,130

INVESTING ACTIVITIES
Capital expenditures	—	(22,360)	—	—	(22,360)
Purchase of debt	—	—	(34,212)	34,212	—
Proceeds from insurance related to capital expenditures	—	7,161	—	—	7,161
Purchase of debt proceeds from sale of property, plant and equipment	—	—	—	—	—

Cash (used in) provided by investing activities	—	(15,199)	(34,212)	34,212	(15,199)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	41	—	—	41
Distribution to shareholders	—	—	—	—	—
Repurchase of shares	(90)	—	—	—	(90)
Issuance of shares	—	—	—	—	—
Repayment of debt	—	(24,500)	—	—	(24,500)
Repurchase of debt	(2,673)	(34,650)	—	(33,517)	(70,840)
Intercompany advances	3,049	(3,808)	759	—	—
Capital contribution from parent	—	(33,000)	33,000	—	—
Distribution to parent	980	(980)	—	—	—

Cash provided by (used in) financing activities	1,266	(96,897)	33,759	(33,517)	(95,389)

Change in cash and cash equivalents	(2,554)	62	34	—	(2,458)
Cash and cash equivalents, beginning of period	24,101	160,615	—	—	184,716

Cash and cash equivalents, end of period	21,547	160,677	34	—	182,258

(1)	Figures may not add due to rounding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Noranda Aluminum Holding Corporation is a private company controlled by affiliates of Apollo Management, L.P. (collectively, “Apollo”). Unless otherwise specified or unless the context otherwise requires, references to (i) “Noranda HoldCo” or “HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries; (ii) “Noranda AcquisitionCo” or “AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries; and (iii) “the Company,” “Noranda,” “we,” “us” and “our” refer collectively to Noranda Aluminum Holding Corporation and its subsidiaries.
We are a leading North American vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two integrated businesses: our primary metals, or upstream business, and our rolling mills, or downstream business which constitute our two reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS No. 131”). In 2008, our upstream business produced approximately 575 million pounds (261,000 metric tonnes) of primary aluminum at our New Madrid smelter facility, accounting for approximately 10% of total United States primary aluminum production, according to production statistics from The Aluminum Association. Our upstream business is vertically integrated from bauxite to alumina to primary aluminum metal. Our 50% joint venture interest in a bauxite mining operation in St. Ann, Jamaica (“St. Ann”) and our 50% joint venture interest in an alumina refinery in Gramercy, Louisiana (“Gramercy”) provide a secure supply of alumina. Our downstream business, consisting of four rolling mill facilities with a combined annual production capacity of approximately 495 million pounds is one of the largest aluminum foil producers in North America, according to data from The Aluminum Association.
Our second quarter 2009 operating results reflect these significant events:
•
Compared to first quarter 2009, the year-over-year rate of volume decline slowed in the downstream segment because of targeted growth programs in less cyclical market segments. In the second quarter, we saw also that rod sales held steady with first quarter levels. However, billet shipments declined against the prior quarter at a faster rate in the second quarter than they did in the first. Aluminum prices have shown modest improvement. Despite some positive signs in both demand and price, there is substantial uncertainty in the market place, and we expect that for the remainder of 2009, sales volumes will continue to be lower than 2008 levels.

•
Primary aluminum is a global commodity, and the price is established on the London Metal Exchange (the “LME” and such price, the “LME price”). We saw slight improvements in the LME market prices compared to first quarter 2009, although those prices are significantly lower than second quarter 2008 levels. Our primary aluminum products typically earn the LME price plus a Midwest premium, the sum of which is known as the Midwest Transaction Price (the “MWTP”).

•
During second quarter 2009, the average MWTP increased to approximately $0.72 per pound, compared to $0.66 per pound in first quarter 2009 and $1.38 per pound in second quarter 2008. The MWTP increased to $0.78 per pound at June 30, 2009 from $0.66 at March 31, 2009. Our reported second quarter 2009 actual cash costs are $0.67 per pound as a result of expected insurance settlement proceeds versus $0.85 per pound in first quarter 2009 with no insurance proceeds.

•
In second quarter 2009, our shipments of value-added products decreased by 42% compared to second quarter 2008, and decreased 7% compared to first quarter 2009. The power outage at our New Madrid smelter had minimal impact on these declines as we sourced third party metal to offset our hot metal production outage. The downstream business has also been affected by weak end-markets for building and construction. Downstream demand declined 14% compared to 2008’s second quarter, but increased 10% compared to first quarter 2009.

•
We reached an insurance settlement with certain carriers in the amount of $43.9 million, including $9.8 million of advances previously received, with our primary insurance carrier related to the power outage at our New Madrid smelter. Since the end of the second quarter, we have reached an additional settlement with the remaining carriers of $23.6 million, including $5.2 million previously received, thus bringing the total insurance settlement to $67.5 million. We had received $15.0 million of cash proceeds as of June 30, 2009, and the remaining expected proceeds of $52.5 million were received in July 2009. The New Madrid smelter is currently operating above 55% capacity and we believe that the facility will operate at or near our effective annual capacity for 2010.

•
In March 2009, we entered into a hedge settlement agreement with Merrill Lynch. As amended in April 2009, that agreement allows us to monetize the favorable position of our long-term hedges, up to $400.0 million, by settling certain quantities of our 2009-2012 hedges in order to fund debt repurchases. During second quarter 2009, we repurchased an aggregate of $33.9 million in principal of outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $20.3 million, plus fees, resulting in a $12.4 million gain after fees. With the exception of a nominal amount, these repurchases were funded with proceeds from the hedge settlement agreement we entered into during first quarter 2009.

•	Despite the difficult environment and the effects of the New Madrid smelter power outage, we ended second quarter 2009 in a favorable cash position with $182.3 million of cash and cash equivalents.
•
In second quarter 2009, we recorded a $35.0 million impairment charge related to our equity-method investment in St. Ann. This impairment reflects second quarter 2009 revisions to assumptions about St. Ann’s future profitability and cash flows.

•
In second quarter 2009, we reported $53.2 million of net gains on hedging activities. For second quarter 2009, the amount reclassified from accumulated other comprehensive income to earnings was $69.9 million including $43.9 million reclassified into earnings because it is probable that the original forecasted transactions will not occur. These reclassifications reflect our best estimates of forecasts of 2010-2012 sales by product type and pricing structure.

Recent Developments
On August 3, 2009, we entered into an agreement with Century Aluminum Company (together with its subsidiaries, “Century”) whereby we will become the sole owner of Gramercy and St. Ann (the “Joint Venture Transaction”). As consideration in the Joint Venture Transaction, we have agreed to release Century from certain obligations. The Joint Venture Transaction is expected to close in August, at which point Century will have no ownership interest in either Gramercy or St. Ann. In connection with the Joint Venture Transaction, we and Century will enter into an agreement under which Century will purchase alumina from Gramercy in 2009 and 2010.
Our action to become the sole owner of the Gramercy alumina refinery and the St. Ann bauxite mining operations is consistent with our vertical integration strategy and our continuing desire to have a secure strategic supply of alumina. We also believe owning 100% of these two operations represents an opportunity to enhance profitability as market pricing improves.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” included in our Form 10-K, filed on February 25, 2009, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•	delays in restoring our New Madrid smelter to full capacity;

•	the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in our earnings and cash flows;

•	a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of our products;

•	losses caused by disruptions in the supply of electrical power;

•	fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products;

•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;

•	the effectiveness of our hedging strategies in reducing the variability of our cash flows;

•	unexpected issues arising in connection with our joint ventures;

•	the effects of competition in our business lines;

•	the relative appeal of aluminum compared with alternative materials;

•	the loss of order volumes from our largest customers would reduce our revenues and cash flows;

•	our ability to retain customers, a substantial number of which do not have long-term contractual arrangements with us;

•	our ability to fulfill our business’ substantial capital investment needs;

•	the cost of compliance with and liabilities under environmental, safety, production and product regulations;

•	natural disasters and other unplanned business interruptions;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	unexpected issues arising in connection with our operations outside of the United States;

•	our ability to retain key management personnel;

•	our expectations with respect to our acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions; and

•	the ability of our insurance to cover fully our potential exposures.
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
Reconciliation of Net Income between Noranda AcquisitionCo and Noranda HoldCo
Noranda HoldCo’s principal asset is our wholly owned subsidiary, Noranda AcquisitionCo. Noranda HoldCo and Noranda AcquisitionCo were both formed on March 27, 2007 for the purpose of acquiring our aluminum business. The following table reconciles the results of operations of Noranda HoldCo and Noranda AcquisitionCo (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Consolidated net income (loss) of Noranda AcquisitionCo.	7.7	(9.1)	28.7	(31.7)
HoldCo interest expense	(5.5)	(5.0)	(11.3)	(9.6)
HoldCo director and other fees	(1.0)	(0.7)	(1.0)	(1.6)
HoldCo gains on debt repurchases	—	1.0	—	111.3
HoldCo tax effects	2.3	1.7	4.3	(36.2)

Consolidated net income (loss) of Noranda HoldCo.	3.5	(12.1)	20.7	32.2

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following financial statement areas:
•	Revenue recognition

•	Impairment of long-lived assets

•	Goodwill and other intangible assets

•	Insurance accounting

•	Inventory valuation

•	Asset retirement obligations

•	Derivative instruments and hedging activities

•	Investment in affiliates

See Note 1 of the notes to the condensed consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, filed February 25, 2009, for a discussion of our critical accounting policies. See also Note 1 to the condensed consolidated financial statements included elsewhere in this report for pending accounting pronouncements.
Insurance Accounting
Due to the power outage that impacted our New Madrid smelter during the week of January 26, 2009, which is discussed further in Note 3 to the condensed consolidated financial statements, management has determined that accounting for insurance represents a significant accounting policy.
In recording costs and losses associated with the power outage, we follow applicable U.S. GAAP to determine asset write-downs, changes in estimated lives, and accruing for out-of-pocket costs. To the extent the realization of the claims for costs and losses are probable, we record expected proceeds only to the extent that costs and losses have been reflected in the financial statements in accordance with applicable U.S. GAAP. For claim amounts resulting in gains or in excess of costs and losses that have been reflected in the financial statements, such as when the replacement cost of damaged assets exceeds the book value of those assets, or in the case of profit margin on lost sales, we record such amounts only when those portions of the claims, including all contingencies, are settled.
Goodwill and other intangible assets
We evaluate goodwill for impairment using a two-step process provided by Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and other Intangible Assets (“SFAS No. 142”). The first step is to compare the fair value of each of our segments to their respective book values, including goodwill. If the fair value of a segment exceeds the book value, segment goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a segment exceeds the fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the segment’s goodwill with the book value of that goodwill. If the book value of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
During first quarter 2009, we recorded an estimated $43.0 million impairment write-down in the downstream business for goodwill and trade name intangible assets, reflecting the severe first quarter deterioration in volume. Our SFAS No. 142 analyses included a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require that we make assumptions about future profitability and cash flows of our reporting units, which we believe reflected the best estimates at March 31, 2009, the date the valuations were performed. Key assumptions used to determine reporting units’ discounted cash flow valuations at March 31, 2009 include: (a) cash flow periods of seven years; (b) terminal values based upon long-term growth rates ranging from 1.5% to 2.0%; and (c) discount rates ranging from 12.5% to 13.8% based on a risk-adjusted weighted average cost of capital for each reporting unit.
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
We finalized the valuations related to the March 31, 2009 goodwill impairment analyses and no adjustments to our estimates were recorded in the three months ended June 30, 2009. No further deterioration was noted in the second quarter 2009 regarding the recoverability of goodwill; therefore, no goodwill impairment testing was necessary at June 30, 2009; however, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.
Investments in affiliates
We evaluate an equity method investment for impairment when adverse events or changes in circumstances indicate, in management’s judgment, that the investments may have experienced an other-than-temporary decline in value, meaning that the declining value would not be expected to recover within six months. When evidence of loss in value has occurred, we compare the investment’s estimated fair value to its carrying value in order to determine whether impairment has occurred. If the estimated fair value is less than the carrying value and management considers, based on various factors, such as historical financial results, expected production activities and the overall health of the investment’s industry, the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.
Because of the reduced need for alumina caused by the smelter outage, Gramercy reduced its annual production rate of smelter grade alumina from approximately 1.0 million metric tonnes to approximately 0.5 million metric tonnes. We have arranged for similar reductions at St. Ann’s bauxite production facility. At March 31, 2009, these production changes led us to evaluate our investment in these joint ventures for impairment, which resulted in a $45.3 million write-down ($39.3 million for SABL and $6.0 million for Gramercy) during first quarter 2009. In second quarter 2009, we recorded a $35.0 million impairment charge related to our equity-method investment in St. Ann. This impairment reflects second quarter 2009 revisions to our assumptions about St. Ann’s future profitability and cash flows.

The excess of the carrying values of the investments over the amounts of underlying equity in net assets totaled $117.0 million at December 31, 2008. This excess was attributed to long-lived assets such as plant and equipment at Gramercy and mining rights at SABL. At June 30, 2009, after the effect of the year-to-date impairment charges of $80.3 million, the excess recorded which relates to Gramercy is $37.0 million. For SABL, the investment carrying value is less than the underlying net assets by $3.7 million at June 30, 2009.
Our impairment analyses were based on discounted cash flows valuations that require us to make assumptions about future profitability and cash flows of each joint venture. The assumptions used reflect our best estimates at the date the valuations were performed. Key assumptions used to determine reporting units’ discounted cash flow valuations for March 31, 2009 and June 30, 2009 include: (a) cash flow projections for five years; (b) terminal values based upon long-term growth rates ranging from 1% to 2%; and (c) discount rates ranging 17% to 19% based on a risk-adjusted weighted average cost of capital for each investment.
For Gramercy, a 1% increase in the discount rate would have decreased our investment’s fair value by approximately $7.7 million and $15.0 million during first quarter and second quarter 2009, respectively. A 10% decrease in the cash flow forecast for each year would have decreased our investment’s fair value by approximately $4.8 million and $19.8 million during first quarter and second quarter 2009, respectively. Neither a 1% increase in the discount rate or a 10% decrease in the cash flow forecast would have resulted in an impairment charge for Gramercy for second quarter 2009. For St. Ann, a 1% increase in the discount rate would have decreased our investment’s fair value, and consequently increased the total impairment write-down, by approximately $2.7 million and $3.6 million during first quarter and second quarter 2009, respectively. A 10% decrease in the cash flow forecast for each year would have decreased our investment’s fair value, and consequently increased the impairment write-down, by approximately $7.1 million and $5.6 million during first quarter and second quarter 2009, respectively.
Derivative instruments and hedging activities
We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). During 2008, we designated fixed price aluminum sale swaps as cash flow hedges, thus the effective portion of such derivatives was adjusted to fair value through other comprehensive (loss) income, with the ineffective portion reported through earnings. The effective portion of any gain or loss on the derivative was reported as a component of accumulated other comprehensive income.
As a result of the New Madrid power outage the week of January 26, 2009, management concluded that certain hedged sale transactions were no longer probable of occurring, and we discontinued hedge accounting for all our aluminum fixed-price sale swaps on January 29, 2009. At that date, the accounting for amounts in accumulated other comprehensive income did not change. Amounts recorded in accumulated other comprehensive income are reclassified into earnings in the periods during which the hedged transaction affects earnings, unless it is determined that it is probable that the original forecasted transactions will not occur, at which point a corresponding amount of accumulated other comprehensive is immediately reclassified into earnings. Forecasted sales represent a sensitive estimate in our accounting for derivatives because they impact the determination whether any amounts in accumulated other comprehensive income should be reclassified into earnings in the current period. For the three months and six months ended June 30, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $69.9 million and $125.7 million, respectively. These amounts are noted in the table on page 24. Of these amounts, $43.9 million was reclassified into earnings because it was probable that the original forecasted transactions would not occur for the three months ended June 30, 2009 and $77.8 million for the six months ended June 30, 2009.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
(in millions)	$	$	$	$
Statements of Operations Data:
Sales	347.2	157.7	647.5	322.0
Operating costs and expenses:
Cost of sales	291.3	163.8	533.9	348.1
Selling, general and administrative expenses	20.9	10.7	36.7	32.9
Goodwill and other intangible asset impairment	—	—	—	43.0
Excess insurance proceeds	—	(29.2)	—	(29.2)

	312.2	145.3	570.6	394.8

Operating income (loss)	35.0	12.4	76.9	(72.8)

Other expenses (income)
Interest expense, net	21.0	14.1	45.2	30.0
Loss (gain) on hedging activities, net	10.6	(53.2)	5.0	(98.3)
Equity in net (income) loss of investments in affiliates	(2.9)	34.0	(5.5)	78.1
Loss (gain) on debt repurchase	1.2	(12.4)	1.2	(164.7)

Income before income taxes	5.1	29.9	31.0	82.1
Income tax expense	1.6	42.0	10.3	49.9

Net income (loss) for the period	3.5	(12.1)	20.7	32.2

Balance sheet data:
Cash and cash equivalents				182.3
Property, plant and equipment, net				574.6
Common stock subject to redemption				2.0
Long-term debt (including current portion)(1)				1,103.6
Shareholders’ equity				36.6
Working capital(2)				392.0
Cash flow data:
Operating activities			100.6	108.1
Investing activities			(23.3)	(15.2)
Financing activities			(130.3)	(95.4)
Financial and other data:
Average realized Midwest transaction price(3)	1.38	0.71	1.30	0.70
Net cash cost for primary aluminum (per pound shipped)(4)	0.78	0.67	0.74	0.76
Shipments (pounds in millions):
Upstream
External customers	124.4	68.7	246.8	145.3
Intersegment	18.1	15.4	40.5	27.6

Total	142.5	84.1	287.3	172.9

Downstream	92.6	79.2	178.4	150.9

(1)
Long-term debt includes long-term debt due to third parties, including current installments of long-term debt. The long-term debt does not include issued and undrawn letters of credit under the existing revolving credit facility.

(2)	Working capital is defined as current assets net of current liabilities.

(3)
The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing. As a significant portion of our value-added products are sold at the prior month’s MWTP plus a fabrication premium, we calculate a “realized” MWTP which reflects the specific pricing of sale transactions in each period.

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

The following table summarizes the unit net cash costs for primary aluminum for the upstream segment for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	$	$	$	$
Total upstream cash cost (in millions)	111.1	55.9	211.7	131.8
Total shipments (pounds in millions)	142.5	84.1	287.4	172.9

Net upstream cash cost for primary aluminum(a)	0.78	0.67	0.74	0.76

The following table reconciles the upstream segment’s cost of sales to the total upstream cash cost for primary aluminum for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
(in millions)	$	$	$	$

Upstream cost of sales	123.4	78.6	231.9	171.4
Downstream cost of sales	167.9	85.2	302.0	176.7

Total cost of sales	291.3	163.8	533.9	348.1

Upstream cost of sales	123.4	78.6	231.9	171.4
LIFO and lower of cost or market adjustments(b)	(8.6)	1.4	(12.9)	1.4
Fabrication premium(c)	(11.4)	(7.7)	(22.8)	(15.5)
Depreciation expense—upstream	(17.7)	(9.0)	(35.3)	(27.7)
Joint ventures impact(d)	(2.2)	(2.9)	(7.1)	(6.2)
Selling, general and administrative expenses(e)	3.7	1.9	7.0	8.8
Insurance proceeds(f)	—	(11.5)	—	(11.5)
Intersegment eliminations(g)	23.9	5.1	50.9	11.1

Total upstream cash cost of primary aluminum	111.1	55.9	211.7	131.8

(a)	We refined our cash cost calculation methodologies, and as a result, prior year figures may not tie to cash costs as presented in 2008 filings.

(b)	Reflects the conversion from LIFO to FIFO method of inventory costing, including removing the effects of adjustments to reflect the lower of cost or market value.

(c)
Our value-added products, such as billet, rod and foundry, earn a fabrication premium over the MWTP. To allow comparison of our upstream per unit costs to the MWTP, we exclude the fabrication premium in determining upstream cash costs for primary aluminum.

(d)
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

(e)	Represents certain selling, general and administrative costs which management believes are a component of upstream cash costs for primary aluminum, but which are not included in cost of goods.

(f)	Excess insurance proceeds reduce our cash costs to the extent we determine those proceeds will offset future costs, rather than be spent on capital expenditures.

(g)
Reflects the FIFO-basis cost of sales associated with transfers from upstream to downstream, as those costs are reflected in downstream cost of sales. This amount includes the elimination of the effects of intercompany profit in inventory at each balance sheet date.

Discussion of Operating Results
The following discussion of the historical results of operations is presented for the three and six months ended June 30, 2008 and June 30, 2009.
You should read the following discussion of our results of operations and financial condition in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.
Three months ended June 30, 2009 compared to three months ended June 30, 2008.
Sales
Sales in the three months ended June 30, 2009 were $157.7 million compared to $347.2 million in the three months ended June 30, 2008.
Sales to external customers in our upstream business were $59.8 million in three months ended June 30, 2009; a 67.0% decrease from the $181.0 million reported in three months ended June 30, 2008, driven primarily by the decline in LME aluminum prices, lower volumes of value-added shipments due to declining end-market demand and lower sow volumes related to the power outage.
•
The decline in pricing, due to a 48.6% decrease in realized MWTP, resulted in a decrease of $40.2 million in external revenues. In the three months ended June 30, 2009 and the three months ended June 30, 2008, the average LME aluminum price per pound was $0.68 and $1.33, respectively.

•
Total upstream metal shipments for the three months ended June 30, 2009 decreased 58.5 million pounds to 84.1 million pounds or 41.0% compared to the three months ended June 30, 2008. Intersegment shipments to our downstream business decreased 2.8 million pounds to 15.4 million pounds or 15.4%, as a result of the power outage. The downstream business has sufficient external alternate sources of supply to meet its aluminum needs.

•
External shipments in the upstream business decreased to 68.7 million pounds in the three months ended June 30, 2009 from 124.4 million pounds in the three months ended June 30, 2008. This 44.8% decrease in external shipments resulted in reduced external revenues of $81.0 million and is largely the result of the continued decline in demand for value-added products. Shipments of value-added products totaled 66.9 million pounds in the three months ended June 30, 2009 and represented a 41.5% decrease compared to the three months ended June 30, 2008. This lower volume was driven by lower end-market demand in transportation and building markets. The power outage at the New Madrid smelter had minimal impact on these value-added volume declines, as we sourced third party metal to offset the hot metal production outage. The re-melt capability and value-added processing capacity within the New Madrid facility were sufficient to serve our customers’ demands for products such as billet and rod.

Sales in our downstream business were $97.9 million for the three months ended June 30, 2009, a decrease of 41.1% compared to sales of $166.2 million for the three months ended June 30, 2008. The decrease was primarily due to a negative impact from pricing, as well as lower shipments to external customers.
•
Fabrication premiums in the three months ended June 30, 2009 were slightly lower than the three months ended June 30, 2008 reflecting a shift in product mix. Also, as noted above, LME aluminum prices were significantly lower in the three months ended June 30, 2009 than in the three months ended June 30, 2008 contributing $44.2 million of the decrease in revenues.

•
Decreased shipment volumes impacted revenues by $24.1 million. Downstream shipment volumes decreased to 79.2 million pounds in the three months ended June 30, 2009 from 92.6 million pounds in the three months ended June 30, 2008. This 14.5% decrease was primarily due to lower end-market demand in the building and construction markets.

Cost of sales
Cost of sales for the three months ended June 30, 2009 was $163.8 million compared to $291.3 million in the three months ended June 30, 2008. Costs incurred related to power outage totaled $6.5 million in the three months ended June 30, 2009, all of which were offset by expected insurance proceeds. The decrease in cost of sales was mainly the result of lower shipment volumes for value-added products to external customers, offset by increases in the cost of raw materials. As was the case in the three months ended June 30, 2009, the cost of alumina purchased from Gramercy exceeded the spot prices of alumina available from third-party sources.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended June 30, 2009 were $10.7 million compared to $20.9 million in the three months ended June 30, 2008, a 48.8% decrease.
•	Timing of recognition of insurance proceeds contributed to approximately $4.1 million of the favorable variance.
•
Stock option modification costs in the three months ended June 30, 2009 decreased from the three months ended June 30, 2008, in which certain stock options were modified resulting in a payout of $2.4 million during 2008.

•
Professional and consulting fees decreased $2.2 million, as a result of our CORE initiatives which stands for “Cost Out, Reliability, Effectiveness”. Additionally, bad debt reserve reductions contributed $1.3 million to the favorable variance.

Excess insurance proceeds
We reached an insurance settlement with our primary insurance carrier in the three months ended June 30, 2009. The expected settlement proceeds of $49.1 million were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled “Excess insurance proceeds” reflects the residual after applying the total expected proceeds recognized against losses incurred through June 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between proceeds recognized and claim-related costs incurred. We will continue to incur costs and may incur costs that exceed the total $67.5 million in proceeds. We have received $15.0 million of proceeds from our insurance carriers as of June 30, 2009 and recorded a receivable from our primary insurance carrier for $34.1 million in other current assets to reflect expected proceeds which were probable of recovery at June 30, 2009. All remaining expected insurance settlement proceeds of $52.5 million were received during July 2009.
Operating income
Operating income in the three months ended June 30, 2009 was $12.4 million compared to operating income of $35.0 million in the three months ended June 30, 2008. The 64.6% decrease relates to quarter-over-quarter gross margin (sales minus cost of sales) reductions of $62.0 million, offset by a $10.2 million decrease in selling, general and administrative expenses and excess insurance proceeds.
•
Gross margin for the three months ended June 30, 2009 was a $6.1 million loss compared to income of $55.9 million in the three months ended June 30, 2008. This $62.0 million decrease resulted from the impact of a 43.5% decrease in realized MWTP loss coupled with a decrease in higher margin sales of value-added products and higher production costs (as a percent of sales) in the upstream business. These unfavorable factors were offset partially by reductions in the lower-of-cost-or-market and last-in-first-out adjustments totaling $16.2 million.

•
Selling, general and administrative expenses were $10.7 million in the three months ended June 30, 2009 compared to $20.9 million in the three months ended June 30, 2008. This decrease is related to timing of expected insurance proceeds, as well as reduced professional and consulting spending and stock option modification costs.

•	Operating income was also impacted favorably by excess insurance proceeds in the three months ended June 30, 2009 of $29.2 million.

Interest expense, net
Interest expense in the three months ended June 30, 2009 was $14.1 million compared to $21.0 million in the three months ended June 30, 2008, a decrease of $6.9 million. Decreased interest expense is related to lower LIBOR interest rates as well as lower average debt outstanding on the term B loan (due to the $24.5 million principal payment in April 2009) and the AcquisitionCo Notes and HoldCo Notes (due to the repurchase of debt, discussed further below). These reductions in principal balance were partially offset by the increased revolver balance; however, the revolver maintains a lower interest rate than the HoldCo Notes and AcquisitionCo Notes.
Loss (gain) on hedging activities, net
Gain on hedging activities was $53.2 million in the three months ended June 30, 2009 compared to the $10.6 million loss in the three months ended June 30, 2008. We discontinued hedge accounting for our entire remaining aluminum fixed-price sale swaps on January 29, 2009. For the three months ended June 30, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $69.9 million. As a result of the de-designation, $43.9 million was reclassified into earnings because it is probable that the original forecasted transactions will not occur.
Equity in net (income) loss of investments in affiliates
Equity in net (income) loss of investments in affiliates was a $34.0 million loss for the three months ended June 30, 2009, compared to income of $2.9 million for the three months ended June 30, 2008, resulting in a decrease of $36.9 million. This decrease was primarily attributable to the impairment charge of $35.0 million during second quarter 2009.
Our analyses included assumptions about future profitability and cash flows of the joint ventures, which we believe to reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges will be necessary during 2009.
Gain on debt repurchase
We repurchased $33.9 million aggregate principal amount of outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $20.3 million plus fees, resulting in a $12.4 million gain. These repurchases were funded with proceeds from the hedge settlement agreement we entered into during first quarter 2009. Of this amount, we repurchased $6.5 million of our revolving credit facility resulting in our borrowing capacity being reduced by $7.3 million to $242.7 million.
Income tax expense
Income tax expense totaled $42.0 million in the three months ended June 30, 2009, compared to $1.6 million in the three months ended June 30, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 140.5% for the three months ended June 30, 2009, compared with an effective tax rate of 31.6% for the three months ended June 30, 2008. The increase in the effective tax rate for the three months ended June 30, 2009 was primarily impacted by goodwill impairment, state income taxes, equity method investee income, and the Internal Revenue Code Section 199 manufacturing deduction. Under APB 28, each interim period is considered an integral part of the annual period and tax expense is measured using the estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. For the period ended June 30, 2008, we used the annual effective tax rate based on estimated ordinary income for the year ended December 31, 2008. However, for the period ending June 30, 2009, we determined that our annual ordinary income for the year ending December 31, 2009 cannot be reliably estimated because we expect near break-even operations and have a significant permanent difference (i.e. goodwill impairment) such that a minor change in our estimated ordinary income could result in a material change in the estimated annual effective tax rate. As a result, we have determined that the actual effective tax rate for the period ending June 30, 2009 is the best estimate of the annual effective tax rate.
Net income (loss)
Net income decreased from $3.5 million income in the three months ended June 30, 2008 to a $12.1 million loss in the three months ended June 30, 2009. This $15.6 million decrease was the result of the net effect of the items described above.
Six months ended June 30, 2009 compared to six months ended June 30, 2008.
Sales
Sales in the six months ended June 30, 2009 were $322.0 million compared to $647.5 million in the six months ended June 30, 2008, a decrease of 50.3%.

Sales to external customers in our upstream business were $126.9 million in the first six months of 2009; a 62.7% decrease from the $340.3 million reported in the six months ended June 30, 2008, driven primarily by the continued decline in the LME aluminum prices, lower volumes of value-added shipments due to declining end-market demand and lower sow volumes related to the power outage.
•
The decline in pricing, due to a 46.2% decrease in realized MWTP, resulted in a decrease of $73.4 million in external revenues. In the first six months of 2009 and the first six months of 2008, the average LME aluminum price per pound was $0.65 and $1.29, respectively.

•
Total upstream metal shipments for the first six months of 2009 decreased 114.4 million pounds to 172.9 million pounds or 39.8% compared to the first six months of 2008. Intersegment shipments to our downstream business decreased 12.9 million pounds to 27.6 million pounds or 31.8%, as a result of the power outage at New Madrid. The downstream business has sufficient external alternate sources of supply to meet its aluminum needs.

•
External shipments decreased to 145.3 million pounds in the first six months of 2009 from 246.8 million pounds in the first six months of 2008. This 41.1% decrease in external shipments resulted in lower external revenues of $140.0 million and is largely the result of the continued decline in demand for value-added products. Shipments of value-added products totaled 138.7 million pounds in the first six months of 2009 compared to 228.4 million pounds in the first six months of 2008. This lower volume was driven by lower end-market demand in transportation and building markets. The power outage at the New Madrid smelter had minimal impact on these value-added volume declines, as we sourced third party metal to offset the hot metal production outage. The re-melt capability and value-added processing capacity within the New Madrid facility were sufficient to serve our customers’ demands for products such as billet and rod.

Sales in our downstream business were $195.1 million for the first six months of 2009, a decrease of 36.5% compared to sales of $307.2 million for the first six months of 2008. The decrease was primarily due to a negative impact from pricing, as well as lower shipments to external customers.
•
Fabrication premiums in the first six months of 2009 were relatively unchanged from the first six months of 2008; however, as noted above, LME aluminum prices were significantly lower in the first six months of 2009 than in the first six months of 2008 contributing to $64.7 million of the decrease in revenues.

•
Decreased shipment volumes impacted revenues by $47.4 million. Downstream shipment volumes decreased to 150.9 million pounds in the first six months of 2009 from 178.4 million pounds in the first six months of 2008. This $15.4% decrease was primarily due to lower end-market demand in the building and construction markets.

Cost of sales
Cost of sales decreased to $348.1 million for the first six months of 2009 from $533.9 million in the first six months of 2008. Costs incurred related to the power outage totaled $13.8 million in the six months ended June 30, 2009, which were offset entirely by expected insurance proceeds. The 34.8% decrease was mainly the result of lower shipment volumes for value-added products to external customers, offset by increases in the cost of raw materials. As was the case in first quarter 2009, the cost of alumina purchased from Gramercy exceeded the spot prices of alumina available from other sources.
Selling, general and administrative expenses
Selling, general and administrative expenses in the six months ended June 30, 2009 were $32.9 million compared to $36.7 million in the six months ended June 30, 2008, a 10.4% decrease.
•	Professional and consulting fees decreased $2.8 million year over year, as a result of our CORE initiatives.
•
Stock option modification costs in the first six months of 2009 decreased from the prior year’s first half, due to a modification of certain stock options resulting in a payout of $2.4 million during 2008.

•
These decreases were offset in part by a $1.5 million increase in pension expense in the first six months of 2009 compared to the first six months of 2008 due to lower return on plan assets per our actuarial estimates.

•	All selling, general and administrative expenses associated with the power outage at New Madrid of $6.2 million were offset by expected insurance proceeds for the first six months of 2009.

Goodwill and other intangible asset impairment
In connection with the preparation of our condensed consolidated financial statements for first quarter 2009, we concluded that it was appropriate to re-evaluate our goodwill and intangibles for potential impairment in light of the power outage at the New Madrid smelter and accelerated deteriorations of demand volumes in both our upstream and downstream segments. Based on our interim impairment analysis during first quarter 2009, we recorded an impairment charge of $2.8 million on trade names in the downstream segment and $40.2 million on goodwill in the downstream segment. We finalized certain valuations related to the goodwill impairment analysis during second quarter 2009, which did not result in any adjustments to the impairment charges recorded during first quarter. No further deterioration was noted in the second quarter 2009; therefore, no goodwill impairment testing was necessary at June 30, 2009. However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.
Our analyses included assumptions about future profitability and cash flows of our segments, which we believe reflects our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges for either or both segments will be necessary during 2009. No further deterioration was noted in second quarter 2009; therefore, no goodwill impairment testing was necessary at June 30, 2009. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.
Excess insurance proceeds
We reached an insurance settlement with our primary insurance carrier in the three months ended June 30, 2009. The expected settlement proceeds of $49.1 million were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled “Excess insurance proceeds” reflects the residual after applying the total expected proceeds recognized against losses incurred through June 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between expected proceeds recognized and claim-related costs incurred. We will continue to incur costs and may incur costs that exceed the total $67.5 million in proceeds. We have received $15.0 million of proceeds from our insurance carriers as of June 30, 2009 and recorded a receivable from our primary insurance carrier for $34.1 million in other current assets to reflect expected proceeds which were probable of recovery at June 30, 2009. All remaining expected insurance settlement proceeds of $52.5 million were received during July 2009.
Operating income (loss)
Operating loss in the first six months of 2009 was $72.8 million compared to operating income of $76.9 million in the first six months of 2008. The decrease relates to quarter-over-quarter gross margin (sales minus cost of sales) reductions of $139.7 million, offset by a $3.8 million decrease in selling, general and administrative and other expenses.
•
Gross margin for the first six months of 2009 was a $26.1 million loss compared to income of $113.6 million in the first six months of 2008. This $139.7 million decrease resulted from the impact of a 46.2% decrease in realized MWTP coupled with a decrease in higher margin sales of value-added products and higher production costs (as a percent of sales) in the upstream business. These unfavorable factors were partially offset by reductions in lower-of-cost-or-market and last-in-last-out adjustments of $24.0 million.

•
Selling, general and administrative expenses were $32.9 million in the first six months of 2009 compared to $36.7 million in the first six months of 2008. The first six months of 2009 included reduced professional and consulting fees and stock compensation expense offset in part by additional pension expense.

•
Operating income was also impacted by goodwill and other intangible asset impairment expenses in the first six months of 2009 of $43.0 million, offset in part by excess insurance proceeds of $29.2 million.

Interest expense, net
Net interest expense in the six months ended June 30, 2009 was $30.0 million compared to $45.2 million in the six months ended June 30, 2008, a decrease of $15.2 million. Decreased interest expense is related to lower LIBOR interest rates as well as lower average debt outstanding on the term B loan (due to the $24.5 million principal payment in April 2009) and the AcquisitionCo Notes and HoldCo Notes (due to the debt repurchases, discussed further below). These reductions in principal balance were partially offset by the increased revolver balance; however, the revolver maintains a lower interest rate than the HoldCo Notes and AcquisitionCo Notes.

(Gain) loss on hedging activities, net
Gain on hedging activities was $98.3 million in the six months ended June 30, 2009 compared to the $5.0 million loss in the six months ended June 30, 2008. We discontinued hedge accounting for our entire remaining aluminum fixed-price sale swaps on January 29, 2009. For the six months ended June 30, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $125.7 million. As a result of the de-designation, $77.8 million was reclassified into earnings because it is probable that the original forecasted transactions will not occur.
Equity in net (income) loss of investments in affiliates
Equity in net (income) loss of investments in affiliates was a $78.1 million loss for the six months ended June 30, 2009, compared to income of $5.5 million for the six months ended June 30, 2008. This decrease was primarily attributable to the impairment charges of $80.3 million during the first six months of 2009.
Our analyses included assumptions about future profitability and cash flows of the joint ventures, which we believe reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges will be necessary during 2009.
Gain on debt repurchase
For the six months ended June 30, 2009, we repurchased $239.7 million principal aggregate amount of our outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $70.8 million, plus fees. Of this amount, we repurchased $6.5 million of our revolving credit facility resulting in our borrowing capacity being reduced $7.3 million to $242.7 million.
We recognized a gain of $164.7 million representing the difference between the reacquisition price and the carrying amount of repurchased debt.
Income tax expense
Income tax expense totaled $49.9 million in the six months ended June 30, 2009, compared to $10.3 million in the six months ended June 30, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 60.8% for the six months ended June 30, 2009, compared with an effective tax rate of 33.2% for the six months ended June 30, 2008. The increase in the effective tax rate for the six month ended June 30, 2009 was primarily impacted by goodwill impairment, state income taxes, equity method investee income, and the Internal Revenue Code Section 199 manufacturing deduction. Under APB 28, each interim period is considered an integral part of the annual period and tax expense is measured using the estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. We have determined that our annual ordinary income/loss for the year ending December 31, 2009 cannot be reliably estimated because we expect near break-even operations and have a significant permanent difference (i.e. goodwill impairment) such that a minor change in our estimated ordinary income/loss could result in a material change in the estimated annual effective tax rate. As a result, we have determined that the actual effective tax rate for the period ending June 30, 2009 is the best estimate of the annual effective tax rate.
For tax purposes, gains from our 2009 debt repurchases will be deferred until 2014, and included in income ratably from 2014 to 2018.
In April 2009, the IRS commenced an examination of our U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata indemnified us for tax obligations related to periods ending on or before the acquisition date. Therefore, we do not anticipate that the IRS examination will have a material impact on our financial statements.
Net income
Net income was $32.2 million in the six months ended June 30, 2009 compared to $20.7 million in the six months ended June 30, 2008. This $11.5 million increase was the net effect of the items described above.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and our cash on hand. Our primary continuing liquidity needs will be to finance our working capital, capital expenditures, including costs to restore our New Madrid smelter to full production capacity (see Note 3, the “New Madrid Power Outage” footnote to the financial statements included elsewhere in this report), acquisitions and debt service needs, including the repurchase of debt as conditions warrant. We have incurred substantial indebtedness in connection with our 2007 purchase by Apollo. As of June 30, 2009, our total indebtedness was $1,103.6 million.

Based on our current level of operations, we believe that cash flow from operating activities, including the proceeds from the insurance claim and available cash, will be adequate to meet our short-term liquidity needs, including restoring our New Madrid smelter to full capacity. We cannot assure you, however, that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.
The following table sets forth certain historical consolidated cash flow information for the following periods:

	Six months ended June 30,
	2008	2009
(in millions)	$	$
Cash provided by operating activities	100.6	108.1
Cash used in investing activities	(23.3)	(15.2)
Cash used in financing activities	(130.3)	(95.4)

Net change in cash and cash equivalents	(53.0)	(2.5)

Operating Activities
Operating cash flows provided $108.1 million in the first six months of 2009, compared to $100.6 million provided during the first six months of 2008. The $108.1 million provided by operating activities was significantly impacted by $70.1 million from hedge terminations under the hedge settlement agreement. Additionally, discipline in managing our working capital during second quarter 2009 sustained the improvements we made in the first quarter 2009, generating $18.1 million of year-to-date cash flow. These improvements were realized despite a $16.7 million unfavorable working capital impact from the power outage, driven primarily by higher than normal alumina and metal inventories. This negative cash impact will unwind as we increase production at the smelter beyond the current level.
We have made a permitted election under the indentures governing our HoldCo Notes and our AcquisitionCo Notes, to pay all interest under the Notes that is due on November 15, 2009 entirely in kind.
Investing Activities
Investing activities used $15.2 million in the first six months of 2009, compared to $23.3 million used in the first six months of 2008. Capital expenditures were $22.4 million during the six month period ended June 30, 2009, compared to $23.3 million in the six month period ended June 30, 2008. $7.2 million of our first six months capital spending was related to the New Madrid restart, all of which was funded by insurance proceeds. Other than spending related to the New Madrid restart, we expect remaining 2009 capital expenditures to be minimized to essentially maintenance spending.
Financing Activities
During the six months ended June 30, 2009, financing cash flows were largely affected by the repurchases of our HoldCo Notes, AcquisitionCo Notes, term B loan and revolver, as we utilized net proceeds from the hedge settlement agreement to fund the repurchases of $239.7 million aggregate principal amount for a price of $70.8 million, plus fees. Repurchases of revolver debt resulted in a reduction of our available borrowing capacity of $7.3 million to $242.7 million resulting in $14.7 million available under the facility at June 30, 2009. We view these buybacks of debt at significant discounts to aggregate principal amount as an appropriate strategic decision. The hedge settlement agreement with Merrill Lynch provides us $207.7 million of remaining availability to repurchase debt. As we have disclosed in our periodic filings, we may repurchase outstanding debt from time to time depending on market conditions and our liquidity needs; however, we are under no obligation to make any such purchases in the future.
During the six months ended June 30, 2008, our board of directors declared and we paid a $102.2 million dividend ($4.70 per share), which significantly impacted financing cash flows.
During the six months ended June 30, 2009, we paid $24.5 million on the term B loan as required by that loan’s cash flow sweep mechanism, compared to $30.3 million paid during the six months ended June 30, 2008.

Debt Ratings
Our debt facilities were rated as follows:

	Outstanding balance at	Ratings at
	June 30, 2009	August 6, 2009
(in millions)	$	Moody’s	S&P

Noranda:
Senior Floating Rate Notes due 2014	73.5	Caa3	CCC-
Noranda AcquisitionCo:
Term B loan due 2014	350.0	B2	D
Senior Floating Rate Notes due 2015	461.7	Caa2	CCC-
Revolving credit facility	218.4	B2	D

Total debt	1,103.6

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

Actual
	Threshold	December 31, 2008	June 30, 2009
HoldCo:

Senior Floating Rate Notes ratio of Adjusted EBITDA to fixed charges(1)(2)	Minimum 1.75 to 1	2.5 to 1	1.3 to 1
AcquisitionCo:

Senior Floating Rate Notes ratio of Adjusted EBITDA to fixed charges(1)(2)	Minimum 2.0 to 1	3.2 to 1	1.7 to 1

Senior Secured Credit Facilities ratio of net debt to Adjusted EBITDA(3)(4)	Maximum 3.0 to 1(5)	1.9 to 1	3.6 to 1

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

(2)
Covenants for the HoldCo Notes and AcquisitionCo Notes are generally based on a minimum ratio of Adjusted EBITDA to fixed charges; however, certain provisions also require compliance with the net senior secured debt to Adjusted EBITDA ratio in order for us to take certain actions.

(3)
Covenants for our senior secured credit facilities are generally based on a maximum ratio of net senior secured debt to Adjusted EBITDA; however, certain provisions also require compliance with a net senior debt to Adjusted EBITDA ratio in order for us to take certain actions.

(4)
The senior secured credit facilities’ net debt covenant is calculated based on net debt outstanding under that facility. As of December 31, 2008, we had senior secured debt of $618.5 million offset by unrestricted cash and permitted investments of $160.6 million, for net debt of $457.9 million. As of June 30, 2009, we had senior secured debt of $568.4 million offset by unrestricted cash and permitted investments of $160.7 million at the AcquisitionCo level, for net debt of $407.7 million.

(5)	Maximum ratio changed to 3.0 to 1.0 at January 1, 2009.
We have no financial maintenance covenants which impact the status of our currently outstanding borrowings; however, as a result of not meeting certain minimum and maximum financial levels established by our indentures as conditions to the execution of certain transactions, our ability to incur future indebtedness, grow through acquisitions, make certain investments, pay dividends and retaining proceeds from asset sale may be limited. Consummation of our recently announced agreement with Century in respect of Gramecy and St. Ann is permissible under our various debt agreements.
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

	Twelve months	Last twelve	Six months	Six months	Three months	Three months
	ended	months ended	ended	ended	ended	ended
	December 31, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
(in millions)	$	$	$	$	$	$
Net income (loss) for the period	(74.1)	(62.6)	20.7	32.2	3.5	(12.1)
Income tax (benefit) expense	(32.9)	6.7	10.3	49.9	1.6	42.0
Interest expense, net	88.0	72.8	45.2	30.0	21.0	14.1
Depreciation and amortization	98.2	89.4	49.3	40.5	24.7	15.1
Joint venture EBITDA(a)	13.2	15.1	5.4	7.3	1.5	3.6
LIFO adjustment(b)	(11.9)	(34.7)	31.6	8.8	14.0	4.9
LCM adjustment(c)	37.0	35.9	(14.3)	(15.4)	—	(7.1)
Loss (gain) on debt repurchase	1.2	(164.7)	1.2	(164.7)	1.2	(12.5)
New Madrid power outage(d)	—	(17.3)	—	(17.3)	—	(16.5)
Charges related to termination of derivatives	—	11.7	—	11.7	—	3.1
Non-cash hedging gains and losses(e)	47.0	(35.4)	1.1	(81.3)	2.9	(44.4)
Goodwill and other intangible asset impairment	25.5	68.5	—	43.0	—	—
Joint venture impairment	—	80.3	—	80.3	—	35.0
Other items, net(f)	43.7	45.4	14.5	16.2	9.9	8.4

Adjusted EBITDA	234.9	111.1	165.0	41.2	80.3	33.6

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

	Twelve months	Last twelve	Six months	Six months
	ended	months ended	ended	ended
	December 31, 2008	June 30, 2009	June 30, 2008	June 30, 2009
(in millions)	$	$	$	$
Cash flow from operating activities	65.5	73.0	100.6	108.1
Loss on disposal of property, plant and equipment	(5.3)	(7.5)	(1.3)	(3.5)
Gain (loss) on hedging activities	(47.0)	23.0	0.2	70.2
Settlements from hedge terminations, net	—	(70.1)	—	(70.1)
Insurance proceeds applied to capital expenditures	—	7.2	—	7.2
Equity in net income of investments in affiliates	7.7	4.4	5.5	2.2
Stock compensation expense	(2.4)	(2.0)	(1.1)	(0.7)
Changes in deferred charges and other assets	(7.5)	(7.5)	(3.0)	(3.0)
Changes in pension and other long-term liabilities	(0.2)	(1.8)	(2.5)	(4.1)
Changes in asset and liabilities, net	(28.3)	12.0	(29.5)	10.8
Income tax expense (benefit)	40.5	11.8	16.5	(12.2)
Interest expense, net	82.9	47.9	41.3	6.3
Joint venture EBITDA(a)	13.2	15.1	5.4	7.3
LIFO adjustment(b)	(11.9)	(34.7)	31.6	8.8
LCM adjustment(c)	37.0	35.9	(14.3)	(15.4)
New Madrid power outage(d)	—	(17.3)	—	(17.3)
Non-cash hedging gains and losses(e)	47.0	(35.4)	1.1	(81.3)
Charges related to termination of derivatives	—	11.7	—	11.7
Other items, net(f)	43.7	45.4	14.5	16.2

Adjusted EBITDA	234.9	111.1	165.0	41.2

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

	Last twelve months	Last twelve months	Six months	Six months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	December 31, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	$	$	$	$	$	$
Depreciation and amortization	16.0	15.3	7.5	6.8	4.0	3.3
Net tax expense	(2.7)	(0.2)	(2.0)	0.5	(2.5)	0.3
Interest income	(0.1)	—	(0.1)	—	—	—

Total joint venture EBITDA adjustments	13.2	15.1	5.4	7.3	1.5	3.6

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

(c)	Reflects adjustments to reduce inventory to the lower of cost, adjusted for purchase accounting, or market value.

(d)	Represents the portion of the insurance settlement used for claim-related capital expenditures.

(e)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. We do not enter into derivative financial instruments for trading purposes. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. These amounts exclude the following cash settlements (received) paid (in millions):

	Last twelve months	Last twelve months	Six months	Six months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	December 31, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	$	$	$	$	$	$
Aluminum swaps—fixed-price	5.3	(70.1)	8.2	(67.2)	11.5	(32.9)
Aluminum swaps—variable-price	8.0	31.9	(4.9)	19.0	(4.4)	7.7
Natural gas swaps	3.7	19.0	—	15.3	—	8.6
Interest rate swaps	6.0	10.1	0.6	4.7	0.6	4.7

Total	23.0	(9.1)	3.9	(28.2)	7.7	(11.9)

(f)	Other items, net, consist of the following (in millions):

	Last twelve months	Last twelve months	Six months	Six months	Three months	Three months
	ended	ended	ended	ended	ended	ended
	December 31, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	$	$	$	$	$	$
Sponsor fees	2.0	2.0	1.0	1.0	0.5	0.5
Pension expense—non cash portion	3.8	7.3	0.2	3.7	0.1	2.1
Employee compensation items	5.4	2.4	4.0	1.0	3.9	0.4
Loss on disposal of property, plant and equipment	8.6	9.0	1.3	1.7	0.7	(0.7)
Interest rate swap	6.0	10.1	0.6	4.7	0.6	4.7
Consulting and non-recurring fees	9.3	5.4	6.6	2.7	3.5	0.7
Restructuring-project renewal	7.4	7.4	—	—	—	(0.2)
Other	1.2	1.8	0.8	1.4	0.6	0.9

Total	43.7	45.4	14.5	16.2	9.9	8.4

Other Liquidity Information
On July 24, 2009, Ameren, Missouri’s largest electric utility, which provides electric service to our New Madrid smelter, petitioned the Missouri Public Service Commission (“MoPSC”) for a general rate increase of approximately 18% across all customer categories, including Noranda. Ameren also requested that our contract be modified to include a take-or-pay arrangement. Ameren has also notified us that they expect to exercise a clause in our existing contract to require that we post security of up to two months of our average monthly power costs, which could be as much as $12 to $30 million. Although we cannot predict the outcome of the rate case, if MoPSC grants Ameren’s entire rate request, our rate would increase approximately 18% or $24.0 million per year. Noranda will continue discussions with Ameren and comply with its security requirements when requested. We believe our senior revolving credit facility has sufficient availability to satisfy the amounts we expect Ameren will ultimately require.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Aluminum
In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the upstream business. Beginning in first quarter 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable position of our fixed-price sale swaps. The average margin per pound was $0.41 locked in as of June 30, 2009. To the extent we entered into fixed-price swaps, we are no longer hedging our exposure to price risk. In addition, in March 2009, we entered into a hedge settlement agreement allowing us to monetize a portion of these hedges and use these proceeds to repurchase debt.
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
Effective January 1, 2008, we designated these contracts for hedge accounting treatment under SFAS 133, and therefore, gains or losses resulting from the change in the fair value of these contracts were recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
As a result of the New Madrid power outage during the week of January 26, 2009, and in anticipation of fixed-price aluminum purchase swaps described below, we discontinued hedge accounting for all of our aluminum fixed-price sale swaps on January 29, 2009.
As of June 30, 2009, we had outstanding fixed-price aluminum sale swaps that were entered into to hedge aluminum shipments of approximately 848.7 million pounds. The following table summarizes our fixed-price aluminum sale hedges per year as of June 30, 2009:

	Average hedged price	Pounds hedged
	per pound	annually
Year	$	(In thousands)
2009	1.09	144,535
2010	1.06	290,541
2011	1.20	290,957
2012	1.23	122,711
Beginning in first quarter 2009, we entered into fixed-price purchase swaps to offset the fixed-price sale swaps. At June 30, 2009 we had offset a total of approximately 634.7 million pounds for the years 2009 through 2012.
The following table summarizes our fixed-price aluminum purchase swaps as of June 30, 2009:

	Average hedged price	Pounds hedged
	per pound	annually
Year	$	(In thousands)
2009	0.63	16,535
2010	0.70	245,264
2011	0.76	250,225
2012	0.80	122,711
The net asset relating to these fixed-price aluminum swaps has a fair value totaling $323.8 million as of June 30, 2009.

Natural Gas
We purchase natural gas to meet our production requirements. These purchases expose us to the risk of changing market prices. To offset changes in the Henry Hub Index Price of natural gas, we entered into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. The natural gas financial swaps were not designated as hedging instruments under SFAS 133. Accordingly, any gains or losses resulting from changes in the fair value of the financial swap contracts were recorded in loss (gain) on hedging activities in the condensed consolidated statements of operations. The following table summarizes our fixed price natural gas swaps per year as of June 30, 2009:

	Average price per	Notional amount
Year	million BTU $	million BTU’s
2009	9.29	2,984
2010	9.00	4,012
2011	9.31	2,019
2012	9.06	2,023
Interest Rates
We have floating-rate debt, which is subject to variations in interest rates. On August 16, 2007, we entered into an interest rate swap agreement to limit our exposure to floating interest rates for the periods from November 15, 2007 to November 15, 2011. The interest rate swap agreement was not designated as a hedging instrument under SFAS No. 133. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contract are recorded in loss (gain) on hedging activities in the condensed consolidated statements of operations. As of June 30, 2009, the fair value of that contract was a $17.6 million liability. The following table presents the interest rate swap schedule as of June 30, 2009:

Int Rate Swap values
Date	($ in millions)
05/15/2009	400.0
11/16/2009	400.0
05/17/2010	250.0
11/15/2010	250.0
05/16/2011	100.0
11/15/2011	100.0
12/31/2011	0.0
Non Performance Risk
Our derivatives were recorded at fair value, the measurement of which includes the effect of our non-performance risk for derivatives in a liability position, and of the counterparty for derivatives in an asset position. As of June 30, 2009, our $271.2 million of derivative fair value was in an asset position, which is net of a broker margin asset of $5.5 million. As such, in accordance with our master agreement described below, we used our counterparty’s credit adjustment for SFAS No. 157 adjustments.
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
We have also entered into variable-priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements provide for us to establish margin accounts in favor of the broker. These margin account balances are netted in the settlement of swap liability. At June 30, 2009, the margin account balances were $5.5 million.

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
Changes in Internal Control over Financial Reporting.   In June 2009, in connection with our financial statement closing procedures for the three months ended June 30, 2009, we identified errors related to the calculation of hedge accounting gains reclassified from additional other comprehensive income into earnings in the three months ended March 31, 2009. These errors substantially offset one another and were not material to the financial statements at March 31, 2009 and for the three months then ended. We believe that, while not material, these errors resulted from a combination of deficiencies in our internal control over financial reporting existing at March 31, 2009 which constituted a material weakness in our internal control over financial reporting.
Following management’s discovery and investigation of the errors related to the reclassification of hedge accounting gains from additional other comprehensive income into earnings described above, our Chief Executive Officer and Chief Financial Officer concluded that there were the following deficiencies in our internal control over financial reporting:

•	an operating deficiency resulting from the failure to accurately input information from data sources into calculations; and

•	an operating deficiency resulting from the failure of the reviewer to detect input errors in the detailed calculations.

These errors were discovered as a result of additional reconciliations and analyses we implemented during the second quarter of 2009, including the use of third party software to validate the remaining accumulated other comprehensive income balance, enhanced reconciliation of calculation inputs to underlying data, and improved communications and review by operations personnel to validate use of forecasts.  These measures remediated the above identified material weakness and strengthened our control processes and procedures.  We have operated with these remedial procedures through June 30, 2009, and our Chief Executive Officer and Chief Financial Officer have concluded that they are operating effectively.
Except as noted above there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During second quarter 2009, we issued unregistered securities to a key employee, as described below. None of these transactions involved any underwriters or any public offerings. Each of these transactions was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering. With respect to each transaction listed below, no general solicitation was made by either us or any person acting on our behalf; the recipient of our securities agreed that the securities would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws; and appropriate legends were affixed to the certificates issued in such transactions.

On June 9, 2009, we issued 30,000 shares to a certain key employee at a purchase price of $1.37 per share. Also on June 9, 2009, we granted stock options to that employee to purchase 60,000 shares of our common stock at an exercise price of $1.37 per share.

Item 3.   Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information

Item 502.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

We are pleased to announce that James H. Cornell has been appointed Vice President and General Counsel, effective August 24, 2009. Mr. Cornell, age 59, was most recently Managing Director and General Counsel of Nexxar Group, Inc.  Mr. Cornell was Senior Vice President and General Counsel of Kinko’s, Inc from 1999 to 2002.  Prior to 1999, he held various other legal positions, including Chief Legal Officer at Calvin Klein, Inc., and Vice President and General Counsel at Envirosource, Inc.  Mr. Cornell received a BA in Economics from Williams College and a JD from the Columbia School of Law. He is a member of the New York State bar.

Item 6.	Exhibits

10.1	Management Equity Investment and Incentive Term sheet, dated August 7, 2009, between Noranda Aluminum Holding Corporation and James H. Cornell
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION
Date: August 11, 2009	/s/ Robert B. Mahoney
Robert B. Mahoney
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Management Equity Investment and Incentive Term sheet, dated August 7, 2009, between Noranda Aluminum Holding Corporation and James H. Cornell
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.