Form 10-Q
period 2009-09-30
Noranda Aluminum Holding CORP
filed 2009-11-16
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
As of October 31, 2009, there were 21,766,789 shares of Noranda common stock outstanding.

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	59

Item 4T. Controls and Procedures	61

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults upon Senior Securities	62

Item 4. Submission of Matters to a Vote of Security Holders	62

Item 5. Other Information	62

Item 6. Exhibits	63

SIGNATURES	64

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NORANDA ALUMINUM HOLDING CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	December 31, 2008	September 30, 2009
	$	$
ASSETS
Current assets:
Cash and cash equivalents	184,716	256,516
Accounts receivable, net	74,472	101,846
Inventories	139,019	176,503
Derivative assets, net	81,717	70,481
Taxes receivable	13,125	2,935
Other current assets	3,367	17,035

Total current assets	496,416	625,316

Investments in affiliates	205,657	—
Property, plant and equipment, net	599,623	759,962
Goodwill	242,776	202,576
Other intangible assets, net	66,367	82,780
Long-term derivative assets, net	255,816	115,932
Other assets	69,516	88,552

Total assets	1,936,171	1,875,118

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	34,816	62,147
Affiliates	34,250	—
Accrued liabilities	32,740	61,586
Accrued interest	2,021	246
Deferred tax liabilities	24,277	27,742
Current portion of long-term debt	32,300	—

Total current liabilities	160,404	151,721

Long-term debt	1,314,308	1,020,985
Pension and OPEB liabilities	120,859	140,581
Other long-term liabilities	39,582	62,135
Deferred tax liabilities	262,383	341,667
Unallocated purchase price	—	127,259
Common stock subject to redemption (100,000 shares at December 31, 2008)	2,000	—
Shareholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 21,746,548 and 21,766,789 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively; including 100,000 shares subject to redemption at December 31, 2008)	217	218
Capital in excess of par value	14,383	17,444
Accumulated deficit	(176,280)	(139,799)
Accumulated other comprehensive income	198,315	149,060

Total Noranda shareholders’ equity	36,635	26,923
Noncontrolling interest	—	3,847

Total shareholders’ equity	36,635	30,770

Total liabilities and shareholders’ equity	1,936,171	1,875,118

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	$	$	$	$
Sales	357,410	218,559	1,004,906	540,553

Operating costs and expenses:
Cost of sales	312,906	218,468	846,823	566,532
Selling, general and administrative expenses	12,414	18,739	49,100	51,682
Goodwill and other intangible asset impairment	—	—	—	43,000
Excess insurance proceeds	—	(14,282)	—	(43,467)

	325,320	222,925	895,923	617,747

Operating income (loss)	32,090	(4,366)	108,983	(77,194)

Other (income) expenses:
Interest expense, net	19,816	12,577	65,043	42,551
(Gain) loss on hedging activities, net	45,496	(5,747)	50,497	(104,073)
Equity in net (income) loss of investments in affiliates	1,652	860	(3,862)	78,961
(Gain) loss on debt repurchase	—	(28,574)	1,202	(193,224)

Total other (income) expenses	66,964	(20,884)	112,880	(175,785)

Income (loss) before income taxes	(34,874)	16,518	(3,897)	98,591
Income tax (benefit) expense	(12,445)	12,190	(2,153)	62,110

Net income (loss) for the period	(22,429)	4,328	(1,744)	36,481

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Consolidated Statements of Shareholders’ Equity (Deficiency)
(in thousands)
(unaudited)

				Accumulated
		Capital in		other	Non-
	Common	excess	Accumulated	comprehensive	controlling
	stock	of par value	deficit	income (loss)	interest	Total
	$	$	$	$		$
Balance, December 31, 2007	216	11,767	—	(12,059)	—	(76)

For the year ended December 31, 2008:
Net loss	—	—	(74,057)	—	—	(74,057)
Pension adjustment, net of tax benefit of $31,842	—	—	—	(53,408)	—	(53,408)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains, net of taxes of $159,082	—	—	—	279,201	—	279,201
Reclassification amounts realized in net income, net of tax benefit of $8,786	—	—	—	(15,419)	—	(15,419)

Total comprehensive income	—	—	—	—	—	136,317
Distribution to shareholders	—	—	(102,223)	—	—	(102,223)
Issuance of shares	1	285	—	—	—	286
Repurchase of shares	—	(45)	—	—	—	(45)
Stock compensation expense	—	2,376	—	—	—	2,376

Balance, December 31, 2008	217	14,383	(176,280)	198,315	—	36,635

Net income	—	—	36,481	—	—	36,481
Pension adjustment, net of tax benefit of $132	—	—	—	(859)	—	(859)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains, net of taxes of $26,767	—	—	—	46,970	—	46,970
Reclassification of amounts realized in net income, net of tax benefit of $54,394	—	—	—	(95,366)	—	(95,366)

Total comprehensive loss	—	—	—	—	—	(12,774)
Issuance of shares	—	41	—	—	—	41
Reclassification of redeemable stock upon expiration of redemption feature	1	1,999	—	—	—	2,000
Repurchase of shares	—	(90)	—	—	—	(90)
Stock compensation expense	—	1,111	—	—	—	1,111
Noncontrolling interest	—	—	—	—	3,847	3,847

Balance, September 30, 2009	218	17,444	(139,799)	149,060	3,847	30,770

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2009
	$	$
OPERATING ACTIVITIES
Net income (loss)	(1,744)	36,481
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,049	66,317
Non-cash interest expense	3,817	25,086
Loss on disposal of property, plant and equipment	2,404	7,260
Insurance proceeds applied to capital expenditures	—	(11,495)
Goodwill and other intangible asset impairment	—	43,000
(Gain) loss on hedging activities, net of cash settlements	36,416	(63,100)
Settlements from hedge terminations, net	—	119,722
(Gain) loss on debt repurchase	1,202	(193,224)
Equity in net (income) loss of investments in affiliates	(3,862)	78,961
Deferred income taxes	(9,826)	78,691
Stock compensation expense	1,507	1,111
Changes in other assets	4,034	(8,380)
Changes in pension and other long-term liabilities	(9,564)	31,966
Changes in operating assets and liabilities:
Accounts receivable, net	(26,432)	(7,066)
Inventories	17,887	20,614
Taxes receivable	(22,516)	(1,050)
Other current assets	(4,628)	18,679
Accounts payable	41,959	13,712
Accrued liabilities	(3,662)	(25,069)
Accrued interest	10,644	(1,775)

Cash provided by operating activities	111,685	230,441

INVESTING ACTIVITIES
Capital expenditures	(37,464)	(32,211)
Proceeds from insurance related to capital expenditures	—	11,495
Proceeds from sale of property, plant and equipment	484	7
Cash acquired in business combination	—	11,136

Cash used in investing activities	(36,980)	(9,573)

FINANCING ACTIVITIES
Proceeds from issuance of shares	2,225	41
Distribution to shareholders	(102,223)	—
Repurchase of shares	—	(90)
Borrowings on revolving credit facility	250,500	13,000
Repayments on revolving credit facility	(25,500)	(14,500)
Repayment of long-term debt	(30,300)	(24,500)
Repurchase of debt	—	(123,019)

Cash provided by (used in) financing activities	94,702	(149,068)

Change in cash and cash equivalents	169,407	71,800
Cash and cash equivalents, beginning of period	75,630	184,716

Cash and cash equivalents, end of period	245,037	256,516

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated financial statements represent the consolidation of Noranda Aluminum Holding Corporation and all companies that we directly or indirectly control (“Noranda,” “the Company,” “we,” “us,” and “our”). “HoldCo” refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries.
We are a vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. Our principal operations include an aluminum smelter in New Madrid, Missouri (“New Madrid”) and four rolling mills in the southeastern United States. New Madrid is supported by our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or “Gramercy”) and a bauxite mining operation in St. Ann, Jamaica (St. Ann Bauxite Limited, or “St. Ann”). As discussed further in Note 23, we report our activities in two segments. Our primary aluminum business (the “upstream business” or “upstream”) comprises New Madrid, Gramercy and St. Ann. Our downstream comprises our four rolling mills, which are located in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas.
On May 18, 2007, Noranda Aluminum Acquisition Corporation (“AcquisitionCo”), a wholly-owned subsidiary of HoldCo, purchased all of the outstanding shares of Noranda Intermediate Holding Corporation (“Noranda Intermediate”) from Xstrata plc (together with its subsidiaries, “Xstrata”), and Xstrata (Schweiz) A.G., a direct wholly owned subsidiary of Xstrata (the “Apollo Acquisition”). Noranda Intermediate and its subsidiaries constituted the Noranda aluminum business of Xstrata. HoldCo and AcquisitionCo were formed by affiliates of Apollo Management, L.P. (collectively, “Apollo”) and had no assets or operations prior to the Apollo Acquisition.
All intercompany transactions and accounts have been eliminated in consolidation.
Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Consolidated balance sheet data as of December 31, 2008 was derived from audited financial statements. In management’s opinion, the consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results.
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our 2008 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2009.
Subsequent events have been evaluated through November 13, 2009, the date these financial statements were issued.
Reclassifications
Certain reclassifications were made to financial statements issued in the prior year. We incurred a $1.2 million loss on debt repayments, which was previously classified in interest expense for the nine months ended September 30, 2008. The reclassification to (gain) loss on debt repurchases is reflected on the consolidated statements of operations as well as the consolidated statements of cash flows.
In connection with the Joint Venture Transaction (defined and discussed in Note 2 below), we re-evaluated our segment structure and determined it was appropriate to exclude corporate expenses from our upstream reportable segment. Corporate expenses will be unallocated. Current year and prior year reported segment results have been adjusted to reflect the new structure.
Foreign currency translation
The primary economic currency of our Jamaican bauxite mining operation is the U.S. dollar. Certain transactions, however, such as salary and wages and local vendor payments, are made in currencies other than the U.S. dollar. These transactions are recorded at the rates of exchange prevailing on the dates of the transactions.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Exchange differences arising on the settlement of monetary items and on the retranslation of monetary items are immaterial and are included in selling, general and administrative expenses on the statement of operations. Non-monetary items that are measured in terms of historical cost in a foreign currency are not retranslated.
2. JOINT VENTURE TRANSACTION
On August 3, 2009, we entered into an agreement with Century Aluminum Company (together with its subsidiaries, (“Century”) whereby we would become the sole owner of both Gramercy and St. Ann. The transaction closed on August 31, 2009 (the “Joint Venture Transaction”). In the transaction, Noranda and Gramercy released Century from certain obligations. These obligations included (i) approximately $23.0 million Century owed Gramercy for pre-transaction alumina purchases, and (ii) Century’s guarantee to fund future payments of environmental and asset retirement obligations.
We believe achieving 100% ownership of the Gramercy alumina refinery and the St. Ann bauxite mining operation provides an opportunity for value creation and continues to ensure a secure supply of alumina to our New Madrid smelter.
We adopted FASB ASC Topic 805, Business Combinations (“ASC Topic 805”) on January 1, 2009 and therefore applied its provisions to our accounting for the Joint Venture Transaction. Our circumstances involved two significant areas where ASC Topic 805 changed previous accounting guidance for business combinations.
•	The Joint Venture Transaction was a business combination achieved in stages, since we owned 50% of both Gramercy and St. Ann prior to August 31, 2009.
•
Under ASC Topic 805, if an acquirer owns a noncontrolling equity investment in the acquiree immediately before obtaining control, the acquirer should re-measure that investment to fair value as of the acquisition date and recognize any remeasurement gains or losses in earnings.

•
The preliminary acquisition-date fair value of our previous equity interests is $142.4 million, which exceeds the acquisition-date carrying value of $125.9 million. We have recorded the difference of $16.5 million, net of tax of $4.0 million, as unallocated purchase price in long-term liabilities. Pending the finalization of the valuation, we may record a gain for any remaining difference.

•
The Joint Venture Transaction may be a bargain purchase. We assumed the remaining portion of Gramercy and St. Ann in exchange for releasing Century from certain obligations which included (i) approximately $23.0 million Century owed Gramercy for pre-transaction alumina purchases, and (ii) Century’s guarantee to fund future payments of environmental and asset retirement obligations. To the extent permitted by U.S. GAAP, we are assigning a fair value to the liabilities related to the guarantee from which we released Century. We are in the process of reassessing the recognition and measurement of identifiable assets acquired and liabilities assumed. Based on the preliminary fair values assigned to the assets of acquired and liabilities assumed, we have recorded the unallocated purchase price of $114.8 million in long-term liabilities. Pending the conclusion of that reassessment process, we may record a gain on the Joint Venture Transaction resulting from any remaining unallocated purchase price after the reassessment process is completed and the valuations are finalized.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The calculation of our unallocated purchase price is summarized below (in thousands):

	August 31, 2009
	$
Transaction date preliminary fair value of our previous 50% equity interest:
Transaction date carrying value of our 50% equity interest	125,909
Unallocated purchase price related to revaluing our previous 50% equity interest	16,491	142,400

Noncontrolling interest in SAJBP (see Note 19)		3,847

		146,247
Preliminary fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	11,136
Accounts receivable	61,298
Inventories	63,902
Property, plant and equipment	198,805
Other intangible assets	22,120
Other assets	25,883
Deferred tax liabilities	(38,969)
Accounts payable and accrued liabilities and other long-term liabilities	(58,507)
Environmental, land and reclamation liabilities	(24,642)	261,026

Unallocated purchase price from acquired interests		114,779

Our estimates and assumptions are subject to change, depending on the final identification and evaluation of the fair value of the tangible and intangible assets acquired and liabilities assumed as of the closing date of the transaction. The balance sheet caption “unallocated purchase price” comprises the following components at September 30, 2009 (in thousands):

	$
Unallocated purchase price from acquired interests		114,779
Unallocated purchase price related to revaluing our previous 50% equity interest:
Unallocated purchase price	16,491
Tax effect	(4,011)	12,480

Total unallocated purchase price, net of taxes		127,259

We are utilizing a third party valuation firm to assist us in determining the preliminary fair values of the assets acquired and liabilities assumed in the Joint Venture Transaction. See Note 22 for further discussion of significant assumptions used so far in measuring these fair values.
Prior to the Joint Venture Transaction, our 50% investment interests in the joint ventures were accounted for by the equity method (see Note 21). The results of operations related to Gramercy and St. Ann are included in our consolidated financial statements from the closing date of the transaction and are recorded in our upstream business. The amount of revenue and earnings of Gramercy and St. Ann included in our consolidated statement of operations from the transaction date to September 30, 2009, is summarized below (in thousands):

Three and nine months ended
September 30,
2009
$
Sales	19,545
Operating income (loss)	(3,364)
Net income (loss)	(1,176)
The following table presents the unaudited pro forma condensed statement of operations data for the three and nine months ended September 30, 2008 and September 30, 2009 and reflects the results of operations as if the Joint Venture Transaction had been effective January 1, 2008. These amounts have been calculated by adjusting the results of Gramercy and St. Ann to reflect the additional inventory cost, depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied on January 1, 2008, together with the consequential tax effects. The unaudited pro forma financial information is not intended to represent the consolidated results of operations we would have reported if the acquisition had been completed at January 1, 2008, nor is it necessarily indicative of future results.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Pro forma condensed statement of operations is presented below (in thousands):

	Pro Forma		Pro Forma
	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008	2009	2008	2009
	$	$	$	$
Sales	444,624	277,966	1,271,024	677,640
Operating income (loss)	30,127	(18,651)	120,869	(102,439)
Net income (loss)	(24,411)	(1,154)	1,925	57,324
3. NEW MADRID POWER OUTAGE
During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of the upstream business’ aluminum production, was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the damage caused by the outage, we lost approximately 75% of the smelter capacity. The smelter has returned to operating above 65% of capacity as of September 30, 2009.
Management believes the smelter outage has had minimal impact on our value-added shipments of rod and billet. We have been able to continue to supply our value-added customers because the re-melt capability within the New Madrid facility allowed us to make external metal purchases and then utilize our value-added processing capacity. The downstream business has traditionally purchased metal from New Madrid as well as from external sources of supply and increased its purchases from external suppliers to replace the metal New Madrid was not able to supply.
We reached a $67.5 million settlement with our insurance carriers, all of which has been received as of September 30, 2009. Insurance proceeds funded $11.5 million of capital expenditures during the nine months ended September 30, 2009.
The following table shows the insurance activity as presented in our financial statements (in thousands):

	Three months ended			Nine months ended
	September 30, 2009			September 30, 2009
	Expenses	Related	Net	Expenses	Related	Net
	incurred	proceeds	impact	incurred	proceeds	impact
	$	$	$	$	$	$
Cost of sales	3,697	(3,697)	—	17,464	(17,464)	—
Selling, general and administrative expenses	396	(396)	—	6,569	(6,569)	—
Excess insurance proceeds	—	(14,282)	(14,282)	—	(43,467)	(43,467)

Total	4,093	(18,375)	(14,282)	24,033	(67,500)	(43,467)

Insurance cash receipts through September 30, 2009					(67,500)

In recording costs and losses associated with the power outage, we followed applicable U.S. GAAP to determine asset write-downs, changes in estimated useful lives, and accruals for out-of-pocket costs. To the extent the realization of the claims for costs and losses were considered probable at any interim balance sheet date, we recorded expected proceeds only to the extent that costs and losses were reflected in the financial statements in accordance with applicable U.S. GAAP. For claim amounts resulting in gains or in excess of costs and losses that have been reflected in the financial statements, we recorded such amounts only when those portions of the claims, including all contingencies, were settled.
The line item titled “Excess insurance proceeds” reflects the residual insurance recovery after applying total proceeds recognized against the losses incurred through September 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between proceeds and claim-related costs incurred. We will continue to incur costs into the future related to bringing the production back to full capacity and may incur costs that exceed the total insurance settlement.
4. RESTRUCTURING
In December 2008, we announced a Company-wide workforce and business process restructuring that reduced our operating costs, conserved liquidity and improved operating efficiencies.
The workforce restructuring plan involved a total staff reduction of approximately 338 employees and contract workers. The reduction in the employee workforce included 2 affected corporate employees, and 240 affected employees in our upstream business. These reductions were substantially completed during fourth quarter 2008. The reductions at the downstream facilities included 96 affected employees and were substantially completed during fourth quarter 2008.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the impact of the restructuring (in thousands):

		One time involuntary	Total restructuring
	Window benefits(a)	termination benefits(b)	charge
	$	$	$
Restructuring expense:
Corporate	—	386	386
Upstream	1,770	4,197	5,967
Downstream	—	2,792	2,792

Total	1,770	7,375	9,145
Benefits paid in 2008	—	(532)	(532)

Balance at December 31, 2008	1,770	6,843	8,613
Benefits paid in 2009 — Corporate	—	(314)	(314)
Benefits paid in 2009 — Upstream	(113)	(3,412)	(3,525)
Benefits paid in 2009 — Downstream	—	(2,360)	(2,360)

Balance at September 30, 2009	1,657	757	2,414

(a)
Window benefits were recorded in pension liabilities on the consolidated balance sheets. Benefits paid represent estimated expenses. The actual balance will be determined actuarially at the pension remeasurement date.

(b)	One-time involuntary termination benefits were recorded in accrued liabilities on the consolidated balance sheets.
5. SUPPLEMENTAL FINANCIAL STATEMENT DATA
Statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	$	$	$	$
Interest expense	19,986	12,627	66,736	42,687
Interest income	(170)	(50)	(1,693)	(136)

Interest expense, net	19,816	12,577	65,043	42,551

Statements of cash flows (in thousands):

	Nine months ended
	September 30,
	2008	2009
	$	$
Cash paid for interest	52,102	13,700
Cash (refunded) paid for income taxes	29,768	(8,999)
6. CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Cash	8,107	33,166
Money market funds	176,609	173,350
Short-term treasury bills	—	50,000

Total cash and cash equivalents	184,716	256,516

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. During 2008, FDIC limits increased and at December 31, 2008 and September 30, 2009, all cash balances, excluding the money market funds and the short-term treasury bills, were fully insured by the FDIC. All of our money market funds are invested entirely in U.S. treasury securities, which we believe do not expose us to significant credit risk. We consider our investments in money market funds and short-term treasury bills to be available for use in our operations. We report money market funds and short-term treasury bills at fair value.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. INVENTORIES
We use the last-in-first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann are valued at weighted average cost. The components of our inventories are (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Raw materials, at cost	55,311	51,635
Work-in-process, at cost	37,945	48,915
Finished goods, at cost	28,716	26,133

Total inventory, at cost	121,972	126,683
LIFO adjustment(1)	40,379	26,073
Lower of cost or market (“LCM”) reserve	(51,319)	(15,919)

Inventory, at lower of cost or market	111,032	136,837
Supplies	27,987	39,666

Total inventories	139,019	176,503

(1)
Inventories at Gramercy and St. Ann are stated at weighted average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise 0.0% and 30.7% of total inventories (at cost) at December 31, 2008 and September 30, 2009, respectively.

Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. In connection with the Joint Venture Transaction, we recorded $15.9 million of maintenance supplies inventory.
During third quarter 2009, due to changes in estimates regarding the usage rates of certain maintenance supplies, we reclassified $5.8 million of maintenance supplies to a non-current supplies account. Non-current maintenance supplies are included in other assets in the accompanying consolidated balance sheets.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. Quarterly inventory determinations under LIFO are based on assumptions about projected inventory levels at the end of the year. During the nine months ended September 30, 2009, we recorded a LIFO loss of $12.6 million due to a decrement in inventory quantities because management does not expect to rebuild the decrement in 2009.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets computed principally by the straight-line method for financial reporting purposes.
Property, plant and equipment, net consists of the following (in thousands):

	Estimated useful lives	December 31, 2008	September 30, 2009
	(in years)	$	$
Land and improvements	3	11,921	52,985
Buildings and improvements	10 – 47	87,155	101,434
Machinery and equipment	3 – 50	632,834	783,595
Construction in progress	—	22,495	30,540

		754,405	968,554
Accumulated depreciation		(154,782)	(208,592)

Total property, plant and equipment, net		599,623	759,962

Cost of sales includes depreciation expense of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended September 30, 2008	23,774
Three months ended September 30, 2009	19,537

Year-to-date	$
Nine months ended September 30, 2008	71,225
Nine months ended September 30, 2009	63,410
Depreciation expense for 2009 in the tables above excludes insurance recoveries related to the power outage discussed in Note 3.
In connection with the power outage at New Madrid, we wrote off assets with net book values of $0.3 million and $2.1 million for the three and nine months ended September 30, 2009, respectively. In addition, due to damage from the power outage, the lives of certain remaining assets were reduced by approximately one year during first quarter 2009, resulting in $0.7 million and $3.4 million of increased depreciation expense for the respective three and nine month periods ended September 30, 2009. Finally, in connection with the power outage we also continued to depreciate idle pots, recording $0.8 and $3.4 million in depreciation expense during the three and nine months ended September 30, 2009.
In August 2009, based on changes in expectations about the utilization of certain equipment, we wrote off excess downstream segment mill equipment which was previously reported as construction in progress with a net book value of $3.0 million.
9. GOODWILL
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events.
We evaluate goodwill for impairment using a two-step process. The first step is to compare the fair value of each of our segments to their respective book values, including goodwill. If the fair value of a segment exceeds the book value, segment goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a segment exceeds the fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the segment’s goodwill with the book value of that goodwill. If the book value of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following presents changes in the carrying amount of goodwill for the following periods (in thousands):

	Upstream	Downstream	Total
	$	$	$
Balance, December 31, 2007	124,853	131,269	256,122
Changes in purchase price allocations	4,588	(464)	4,124
Tax adjustments	8,269	(239)	8,030
Impairment loss	—	(25,500)	(25,500)

Balance, December 31, 2008	137,710	105,066	242,776
Impairment loss	—	(40,200)	(40,200)

Balance, September 30, 2009	137,710	64,866	202,576

Based upon the final evaluation of the fair value of our tangible and intangible assets acquired and liabilities assumed as of the closing date of the Apollo Acquisition, we recorded valuation adjustments that increased goodwill and decreased property, plant and equipment $4.1 million in March 2008.
For acquisitions entered into prior to January 1, 2009, when income tax uncertainties that resulted from a purchase business combination were resolved, adjustments are recorded to increase or decrease goodwill. Accordingly, in June 2008, we recorded a $10.9 million adjustment to increase goodwill to account for the difference between the estimated deferred tax asset for the carryover basis of acquired federal net operating loss and minimum tax credit carryforwards and the final deferred tax asset for such net operating loss and minimum tax credit carryforwards. In December 2008, we recorded a $2.9 million adjustment to decrease goodwill to reflect the final determination of taxes.
Impairments
During fourth quarter 2008, as the impact of the global economic contraction began to be realized, we recorded a $25.5 million impairment write-down of goodwill in the downstream business. In connection with the preparation of our consolidated financial statements for first quarter 2009, we concluded that it was appropriate to re-evaluate our goodwill and intangibles for potential impairment in light of the power outage at our New Madrid smelter and the accelerated deteriorations of demand volumes in both our upstream and downstream segments. Based on our interim impairment analysis during first quarter 2009, we recorded an impairment charge of $2.8 million on trade names and $40.2 million on goodwill in the downstream segment. No further impairment indicators were noted in the second or third quarters of 2009 regarding the recoverability of goodwill; therefore, no goodwill impairment testing was necessary at June 30, 2009 or September 30, 2009.
Our analyses included assumptions about future profitability and cash flows of our segments, which we believe reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges for either or both segments will be necessary.
10. OTHER INTANGIBLE ASSETS
Other intangible assets consist of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Non-amortizable:
Trade names (indefinite life)	20,494	17,694
Amortizable:
Customer relationships (12.9 year weighted average life)	51,288	73,408
Other (2.5 year weighted average life)	689	689

	72,471	91,791
Accumulated amortization	(6,104)	(9,011)

Total other intangible assets, net	66,367	82,780

In the Joint Venture Transaction, we recorded identifiable intangible assets with a preliminary value of $22.1 million. These assets consist of contractual and non-contractual customer relationships and will be amortized over a range preliminarily estimated to be 7 — 9 years.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Amortization expense related to intangible assets is included in selling, general and administrative expenses of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended September 30, 2008	944
Three months ended September 30, 2009	1,060

Year-to-date	$
Nine months ended September 30, 2008	2,824
Nine months ended September 30, 2009	2,907
As part of our interim impairment analysis of intangible assets during first quarter 2009 discussed in Note 9, we recorded an impairment charge of $2.8 million related to the indefinite-lived trade names in the downstream business. Future impairment charges for either or both segments could be required if we do not achieve cash flow, revenue and profitability projections.
11. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS
Accounts receivable, net consists of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Trade	76,031	101,996
Allowance for doubtful accounts	(1,559)	(150)

Total accounts receivable, net	74,472	101,846

Other current assets consist of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Prepaid expenses	3,068	6,601
Current deferred tax asset	—	3,547
Employee loans receivable, net	—	2,331
Other current assets	299	4,556

Total other current assets	3,367	17,035

Other assets consist of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Deferred financing costs, net of amortization	27,736	19,849
Cash surrender value of life insurance	26,159	21,738
Pension asset (see Note 14)	—	9,609
Restricted cash (see Note 18)	3,412	10,869
Supplies	6,928	17,357
Other	5,281	9,130

Total other assets	69,516	88,552

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Accrued liabilities consist of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Compensation and benefits	16,301	31,737
Workers’ compensation	3,299	3,494
Asset retirement obligations (see Note 18)	2,193	2,077
Land and reclamation obligations (see Note 18)	—	4,103
Pension and OPEB liabilities	2,476	2,881
One-time involuntary termination benefits	6,843	160
Property, sales, and use taxes	138	3,960
Other	1,490	13,174

Total accrued liabilities	32,740	61,586

Other long-term liabilities consist of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Reserve for uncertain tax positions	9,560	9,889
Workers’ compensation	9,159	9,455
Asset retirement obligations (see Note 18)	6,602	12,937
Environmental remediation obligation (see Note 20)	—	3,240
Land and reclamation obligations (see Note 18)	—	10,406
Deferred interest payable	7,344	11,059
Deferred compensation and other	6,917	5,149

Total other long-term liabilities	39,582	62,135

Accumulated other comprehensive income consists of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Net unrealized gains (losses) on cash flow hedges net of taxes of $150,296 and $122,669	263,782	215,386
Pension and OPEB adjustments, net of tax benefit of $39,078 and $39,210	(64,679)	(66,326)
Equity in accumulated other comprehensive income of equity-method investees, net of tax benefit of $132 and $0	(788)	—	(1)

Total accumulated other comprehensive income	198,315	149,060

(1)	This balance was reversed through our accounting for the Joint Venture Transaction. The balance at August 31, 2009 immediately prior to the reversal was a $2.0 million loss.
12. RELATED PARTY TRANSACTIONS
In connection with the Apollo Acquisition, we entered into a management consulting and advisory services agreement with Apollo for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provide for annual fees of $2.0 million, payable in one lump sum annually. We expense approximately $0.5 million of such fees each quarter within selling, general and administrative expenses in our consolidated statements of operations.
We purchase alumina in transactions with Gramercy. Until the Joint Venture Transaction on August 31, 2009, Gramercy was our 50% owned joint venture, and purchases from Gramercy were considered related party transactions. Related party purchases from Gramercy prior to the Joint Venture Transaction were as follows (in thousands):

Quarter-to-date	$
Three months ended September 30, 2008	41,019
Period from July 1, 2009 to August 31, 2009	11,323

Year-to-date	$
Nine months ended September 30, 2008	122,984
Period from January 1, 2009 to August 31, 2009	56,019
Subsequent to the Joint Venture Transaction, purchases from Gramercy are eliminated in consolidation as intercompany transactions. Accounts payable to affiliates at December 31, 2008 consisted of a $34.2 million liability to Gramercy. This liability is eliminated in consolidation at September 30, 2009 following the Joint Venture Transaction.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
We sell rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in thousands):

Quarter-to-date	$
Three months ended September 30, 2008	2,750
Three months ended September 30, 2009	1,703

Year-to-date	$
Nine months ended September 30, 2008	6,850
Nine months ended September 30, 2009	4,057
13. LONG-TERM DEBT
The following table presents the carrying values and fair values of our debt outstanding as of December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008		September 30, 2009
	Carrying value	Fair value	Carrying value	Fair value
	$	$	$	$
Noranda:
Senior Floating Rate Notes due 2014 (unamortized discount of $1,842 and $538 at December 31, 2008 and September 30, 2009, respectively)	218,158	30,800	67,996	33,998
AcquisitionCo:
Term B loan due 2014	393,450	393,024	349,012	349,012
Senior Floating Rate Notes due 2015	510,000	153,000	387,047	259,322
Revolving credit facility	225,000	225,000	216,930	216,930

Total debt	1,346,608		1,020,985
Less: current portion	(32,300)		—

Long-term debt	1,314,308		1,020,985

Secured credit facilities
AcquisitionCo entered into senior secured credit facilities on May 18, 2007, which consists of:
•
a $500.0 million term B loan with a maturity of seven years, which was fully drawn on May 18, 2007; of which $151.0 million has been repaid or repurchased (some at a discount) as of September 30, 2009.

•
a $242.7 million revolving credit facility which matures in 2013, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice. During the nine months ended September 30, 2009, we repurchased a face value amount of $6.5 million of the revolving credit facility for $4.0 million. As a result of the repurchase, our maximum borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. Outstanding letter of credit amounts on the revolving credit facility totaled $24.2 million at September 30, 2009.

The senior secured credit facilities permit AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200.0 million. Incurrence of such incremental indebtedness under the senior secured credit facilities is subject to, among other things, AcquisitionCo’s compliance with a Senior Secured Net Debt to Adjusted EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) of 2.75 to 1.0 until December 31, 2008 and 3.0 to 1.0 thereafter. At September 30, 2009, our Senior Secured Net debt to Adjusted EBITDA ratio was below 3.0 to 1.0. At December 31, 2008 and September 30, 2009, AcquisitionCo had no commitments from any lender to provide such incremental loans.
The senior secured credit facilities are guaranteed by us and by all of the existing and future direct and indirect wholly owned domestic subsidiaries of AcquisitionCo that do not qualify as “unrestricted” under the senior secured credit facilities. These guarantees are full and unconditional. NHB Capital LLC (“NHB”), in which we have 100% ownership interest, is the only unrestricted subsidiary and the only domestic subsidiary that has not guaranteed these obligations. See Note 24 for the discussion of NHB. The credit facilities are secured by first priority pledges of all of the equity interests in AcquisitionCo and all of the equity interests in each of the existing and future direct and indirect wholly owned domestic subsidiaries of AcquisitionCo. The senior secured credit facilities are also secured by first priority security interests in substantially all of the assets of AcquisitionCo, as well as those of each of our existing and future direct and indirect wholly owned domestic subsidiaries that have guaranteed the senior secured credit facilities.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
On May 7, 2009, participating lenders approved an amendment to the senior secured credit facilities to permit discounted prepayments of the term B loan and revolving credit facility through a modified “Dutch” auction procedure. The amendment also permits us to conduct open market purchases of the revolving credit facility and term B loan at a discount.
Term B loan
Interest on the loan is based either on LIBOR or the prime rate, at AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and September 30, 2009) that depends upon the ratio of AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loan). The interest rates at December 31, 2008 and September 30, 2009 were 4.24% and 2.25%, respectively. Interest on the term B loan is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, AcquisitionCo made an optional prepayment of $75.0 million on the term B loan. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.
AcquisitionCo is required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of our Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loan) within 95 days after the end of each fiscal year. The required percentage of AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loan shall be reduced from 50% to either 25% or 0% based on AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) or the principal amount of term B loan that has been repaid. A mandatory prepayment of $24.5 million pursuant to the cash flow sweep provisions of the credit agreement was paid in April 2009 and was equal to 50% of AcquisitionCo’s Excess Cash Flow for 2008. When the final calculation was performed, the payment was reduced from the estimated amount reported at December 31, 2008 of $32.3 million.
Revolving credit facility
Interest on the revolving credit facility is based either on LIBOR or the prime rate, at AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and September 30, 2009) that depends upon the ratio of AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable at least quarterly. The interest rate on the revolver was 2.46% at December 31, 2008 and 2.25% at September 30, 2009. AcquisitionCo had outstanding letters of credit totaling $7.0 million and $24.2 million under the revolving credit facility at December 31, 2008 and September 30, 2009, respectively. At December 31, 2008, $225.0 million was drawn down on the facility leaving $18.0 million available for borrowing. As a result of the revolving credit facility repurchase, our borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million, and at September 30, 2009, $216.9 million was drawn down on the facility, leaving $1.6 million available under the facility.
In addition to paying interest on outstanding principal under the revolving credit facility, AcquisitionCo is required to pay:
•	a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.5% per annum subject to step down if certain financial tests are met; and

•	additional fees related to outstanding letters of credit under the revolving credit facility at a rate of 2.0% per annum.
Certain covenants
We have no financial maintenance covenants on any borrowings. Certain covenants contained in our debt agreements governing our senior secured credit facilities and the indentures governing our notes restrict our ability to take certain actions if we are unable to meet defined Adjusted EBITDA to fixed charges and net senior secured debt to Adjusted EBITDA ratios. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. As a result of not meeting certain of the minimum and maximum financial levels established by our debt agreements as of September 30, 2009 as conditions to the execution of certain transactions, our ability to incur future indebtedness, grow through acquisitions, make certain investments, pay dividends and retain proceeds from asset sales may be limited.
In addition to the restrictive covenants described above, upon the occurrence of certain events, such as a change of control, our debt agreements could require that we repay or refinance our indebtedness.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
AcquisitionCo notes
In addition to the senior secured credit facilities, on May 18, 2007, AcquisitionCo issued $510.0 million Senior Floating Rate Notes due 2015 (the “AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash. For any subsequent period through May 15, 2011, AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The PIK interest rate was 7.35% at December 31, 2008 and 6.16% at September 30, 2009.
On May 15, 2009, AcquisitionCo issued $16.6 million in AcquisitionCo Notes as payment for PIK interest due May 15, 2009.
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of AcquisitionCo that guarantee the senior secured credit facilities. As discussed elsewhere in this note, NHB is not a guarantor of the senior secured credit facilities, and is therefore not a guarantor of the AcquisitionCo Notes. See Note 24 for further discussion of NHB. HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the existing guarantors. The guarantee by HoldCo is not required by the indenture governing the AcquisitionCo Notes and may be released by HoldCo at any time. HoldCo has no independent operations or any assets other than its interest in AcquisitionCo. AcquisitionCo is a wholly owned finance subsidiary of HoldCo with no operations independent of its subsidiaries which guarantee the AcquisitionCo Notes.
We have notified the trustee for the HoldCo and AcquisitionCo bondholders of our election to pay the November 15, 2009 and May 15, 2010 interest payments entirely in kind.
The indenture governing the AcquisitionCo Notes limits AcquisitionCo’s and our ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.
HoldCo notes
On June 7, 2007, HoldCo issued Senior Floating Rate Notes due 2014 (the “HoldCo Notes”) in aggregate principal amount of $220.0 million, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, we may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, we must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The PIK interest rate was 9.10% at December 31, 2008 and 7.91% at September 30, 2009.
On May 15, 2009, HoldCo issued $3.3 million in HoldCo Notes as payment for PIK interest due May 15, 2009.
As discussed above, we have notified the trustee for the HoldCo and AcquisitionCo bondholders of our election to pay the November 14, 2009 and May 15, 2010 interest payments entirely in kind.
The indenture governing the HoldCo Notes limits AcquisitionCo’s and our ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Debt repurchase
For the three month period ended September 30, 2009, we repurchased or repaid $81.1 million principal aggregate amount of our outstanding HoldCo Notes, AcquisitionCo Notes, and term B loan for a price of $52.2 million, plus fees. HoldCo Notes with an aggregate principal balance of $5.5 million and net carrying amount of $5.6 million (including deferred financing fees and debt discounts) were repurchased at a price of $2.5 million, plus fees. AcquisitionCo Notes with an aggregate principal balance of $74.7 million and net carrying amount of $74.5 million (including deferred financing fees and debt discounts) were repurchased at a price of $49.0 million, plus fees. We repurchased a face value amount of $0.9 million of the term B loan for $0.7 million. We recognized a gain of $28.6 million representing the difference between the repurchase price and the carrying amounts of repurchased debt for the three month period ended September 30, 2009.
For the nine month period ended September 30, 2009, we repurchased or repaid $320.8 million principal aggregate amount of our outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $123.0 million, plus fees. HoldCo Notes with an aggregate principal balance of $154.7 million and net carrying amount of $153.8 million (including deferred financing fees and debt discounts) were repurchased at a price of $38.7 million, plus fees. AcquisitionCo Notes with an aggregate principal balance of $139.6 million and net carrying amount of $137.8 million (including deferred financing fees and debt discounts) were repurchased at a price of $67.4 million, plus fees. Of the HoldCo Notes and AcquisitionCo Notes repurchased, we retired a face value amount of $155.4 million during the nine months ended September 30, 2009. In addition to our $24.5 million payment in April 2009 related to 2008 excess cash flows on the term B loan, we repurchased a face value amount of $19.9 million of the term B loan for $13.0 million. We repurchased $6.6 million of our revolving credit facility borrowings for $4.0 million. As a result of the revolving credit facility repurchase, our borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. We recognized a gain of $193.2 million representing the difference between the repurchase price and the carrying amounts of repurchased debt for the nine month period ended September 30, 2009.
The gains have been reported as “Gain on debt repurchase” in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009. For tax purposes, gains from our 2009 debt repurchase will be deferred until 2014, and then included in taxable income ratably from 2014 to 2018.
14. PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit pension plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor other post-retirement benefit (“OPEB”) plans for certain employees. Our sponsored post-retirement benefits include life insurance benefits and health insurance benefits. These health insurance benefits cover 21 retirees and beneficiaries. In addition, we provide supplemental executive retirement benefits (“SERP”) for certain executive officers. Plans in existence prior to the Joint Venture Transaction are referred to as “Noranda Plans” below. We acquired the plans in existence at Gramercy and St. Ann in the Joint Venture Transaction. These plans, referred to below as “Gramercy Plans” and “St. Ann Plans,” include defined benefit pension plans and other post retirement benefit plans. The net periodic cost disclosures below include the Gramercy Plans and the St. Ann Plans from the date of the Joint Venture Transaction.
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

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Net periodic benefit costs comprise the following (in thousands):

	Pension		OPEB
	Three months ended September 30,		Three months ended September 30,
	2008	2009	2008	2009
	$	$	$	$
Service cost	2,745	2,183	34	56
Interest cost	5,493	4,709	105	187
Expected return on plan assets	(6,052)	(3,655)	—	—
Net amortization and deferral	180	2,038	(10)	(30)

Net periodic cost	2,366	5,275	129	213

	Pension		OPEB
	Nine months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	$	$	$	$
Service cost	6,176	6,133	101	123
Interest cost	12,359	13,409	314	397
Expected return on plan assets	(13,617)	(9,855)	—	—
Net amortization and deferral	405	5,382	(30)	(50)
Settlement	—	406	—	—

Net periodic cost	5,323	15,475	385	470

Pension and OPEB assets and liabilities consist of the following (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Pension assets included in other assets:
St. Ann pension plan	—	9,609

Pension and OPEB liabilities included in accrued liabilities:
Noranda Plans	2,476	2,881

Pension and OPEB liabilities — long term:
Noranda Plans	120,859	132,318
Gramercy Plans	—	2,959
St. Ann OPEB Plan	—	5,304

	120,859	140,581

Employer contributions
We have contributed $2.4 million to the SERP, $0.3 million to the Gramercy pension plan, and $1.3 million to the Noranda pension plan during the nine months ended September 30, 2009. We expect to contribute a minimum of $0.4 million to the Noranda pension plan and $0.1 million to the Gramercy pension plan during the remainder of 2009. We may elect to contribute additional funds to the plans.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
15. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS
Common stock subject to redemption
In March 2008, we entered into an employment agreement with Layle K. Smith to serve as our Chief Executive Officer (the “CEO”) and to serve on our board of directors. As part of that employment agreement, the CEO agreed to purchase 100,000 shares of common stock at $20 per share, for a total investment of $2.0 million. The shares purchased include a redemption feature which guarantees total realization on these shares of at least eight million dollars (or, at his option under certain circumstances, equivalent consideration in the acquiring entity) in the event an early change-in-control, as defined in Mr. Smith’s employment agreement occurs prior to September 3, 2009 and the CEO remains employed with us through the 12-month anniversary of such change in control or experiences certain qualifying terminations of employment, after which the per share redemption value is fair value.
Prior to September 2009, because of the existence of the conditional redemption feature, the carrying value of these 100,000 shares of common stock has been reported outside of permanent equity. The redemption feature expired on September 3, 2009, and the carrying amount was reclassified to equity.
On November 12, 2009, our Board of Directors voted to extend to March 3, 2013 the period during which Mr. Smith may be entitled to benefits in the event of an early change-in-control. The Board of Directors also provided that all of Mr. Smith’s stock options will receive the same treatment in the event of an early change-in-control or other change in control of the Company.
Noranda long-term incentive plan
Under our 2007 Long-Term Incentive Plan (the “Incentive Plan”) we have reserved 1,500,000 shares of our common stock for issuance to employees and non-employee directors under the Incentive Plan. Of this amount at September 30, 2009, management investors owned 346,790 shares and there were 1,022,519 option grants outstanding. The remaining 130,691 shares remained available for issuance. On November 12, 2009, our Board of Directors voted to amend and restate the Incentive Plan to increase the number of shares of Company common stock reserved for grant under the Incentive Plan from 1,500,000 shares to 1,900,000 shares.
Options granted under the Incentive Plan generally have a ten year term. Employee option grants historically have consisted of time-vesting options and performance-vesting options. The time-vesting options generally vest in equal one-fifth installments on each of the first five anniversaries of the date of grant or on the closing of Apollo’s acquisition of us, as specified in the applicable award agreements, subject to continued service through each applicable vesting date. The performance-vesting options vest upon our investors’ realization of a specified level of investor internal rate of return (“investor IRR”), subject to continued service through each applicable vesting date.
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
At September 30, 2009, the expiration of the call option upon a qualified public offering would have resulted in the immediate recognition of $2.4 million of stock compensation expense related to the cost of options where the investor IRR targets were previously met and $0.7 million of stock compensation expense related to the cost of options where the offering (together with a $4.70 per share dividend paid in June 2008) would cause the performance option to be met. Further, the period over which we recognize stock compensation expense for service awards would change from May 2014 to five years prospectively from the date of the qualified public offering, which, based on options outstanding at September 30, 2009, would increase quarterly stock compensation expense by approximately $0.7 million.
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

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The summary of our stock option activity and related information is as follows (in thousands):

	Employee Options and
	Non-Employee Director Options		Investor Director Provider Options
		Weighted average		Weighted average
	Common shares	exercise price	Common shares	exercise price
Outstanding–December 31, 2008	910,224	$8.61	70,000	$18.00
Granted	60,000	1.37	—	—
Modified	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(17,705)	4.00	—	—

Outstanding–September 30, 2009	952,519	$8.24	70,000	$18.00

Fully vested — end of period (weighted average remaining contractual term of 7.7 years)	447,397	$5.39	70,000	$18.00

Currently exercisable — end of period (weighted average remaining contractual term of 7.7 years)	404,487	$5.54	70,000	$18.00

The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model. The following summarizes information concerning stock option grants:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Expected price volatility	—	—	45.0%	47.0%
Risk-free interest rate	—	—	3.1%	4.0%
Weighted average expected lives in years	—	—	5.9	7.5
Weighted average fair value	—	—	$7.36	$0.76
Forfeiture rate	—	—	—	—
Dividend yield	—	—	—	—
We recorded stock compensation expense of the following amounts (in thousands):

Quarter-to-date	$
Three months ended September 30, 2008	399
Three months ended September 30, 2009	371

Year-to-date	$
Nine months ended September 30, 2008	1,007
Nine months ended September 30, 2009	1,111
As of September 30, 2009, total unrecognized stock compensation expense related to non-vested stock options was $7.3 million with a weighted average expense recognition period of 4.7 years.
On November 12, 2009, our Board of Directors voted to amend and restate stock option agreements with certain employees to change the exercise prices of the underlying options and to amend the vesting schedule of those options. The amended and restated option agreements change the exercise price of these options to $2.28 per share. This modification affects 5 employees and 269,500 options. The amendment also provides that the 50% of the options which were originally scheduled to vest based upon Company’s investors’ realization of investor IRR will now vest based on continued service, with 15% scheduled to vest on each of the first and second anniversaries of the amendment and restatement date, 20% scheduled to vest on the third anniversary of the amendment and restatement date and 25% scheduled to vest on each of the fourth and fifth anniversaries of the amendment and restatement date. This modification affected 5 employees and 138,125 options.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
16. INCOME TAXES
Our effective income tax rate was approximately 63.0% for the nine months ended September 30, 2009 and 55.2% for the nine months ended September 30, 2008. The effective tax rates for the nine months ended September 30, 2009 and September 30, 2008 were primarily impacted by, state income taxes, equity method investee income, the Internal Revenue Code Section 199 manufacturing deduction and goodwill impairment in 2009. Each interim period is considered an integral part of the annual period and tax expense is measured using the estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. For the nine months ended September 30, 2009 and September 30, 2008, we used the annual effective tax rate based on estimated ordinary income for the years ended December 31, 2009 and December 31, 2008, respectively.
As of September 30, 2009 and December 31, 2008, we had unrecognized income tax benefits (including interest) of approximately $11.3 million, and $11.0 million, respectively (of which approximately $7.4 million, if recognized, would favorably impact the effective income tax rate). As of September 30, 2009, the gross amount of unrecognized tax benefits changed by an immaterial amount. It is expected that the unrecognized tax benefits may change in the next twelve months; however, due to Xstrata’s indemnification of us for tax obligations related to periods ending on or before the acquisition date, we do not expect the change to have a significant impact on our results of operations or our financial position.
In April 2009, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata indemnified us for tax obligations related to periods ending on or before the acquisition date. Therefore, we do not anticipate that the IRS examination will have a material impact on our financial statements.
17. DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum price, natural gas prices and interest rates. We recognize all derivative instruments as either assets or liabilities at fair value in our balance sheet. We designated our fixed-price aluminum sale swaps as cash flow hedges through January 29, 2009, the week of the power outage discussed in Note 3; thus the effective portion of such derivatives was adjusted to fair value through accumulated other comprehensive income (“AOCI”) through January 29, 2009, with the ineffective portion reported through earnings. As of September 30, 2009, the pre-tax amount of the effective portion of cash flow hedges recorded in accumulated other comprehensive income was $338.1 million. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gains (losses) on hedging activities in the consolidated statements of operations. As of September 30, 2009, all derivatives were held for purposes other than trading.
Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. At current hedging levels, the master arrangement does not require us to post additional collateral, nor are we subject to margin requirements. We present the fair values of derivatives where Merrill Lynch is the counterparty in a net position on the consolidated balance sheet as a result of our master netting agreement. The following is a gross presentation of the derivative balances as of December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Current derivative assets	111,317	91,299
Current derivative liabilities	(29,600)	(20,818)

Current derivative assets, net	81,717	70,481

Long-term derivative assets	290,877	140,514
Long-term derivative liabilities	(35,061)	(24,582)

Long-term derivative asset, net	255,816	115,932

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in thousands):

	December 31, 2008	September 30, 2009
	$	$
Aluminum swaps-fixed-price	401,909	229,243
Aluminum swaps-variable-price	(9,500)	2,570
Interest rate swaps	(21,472)	(19,669)
Natural gas swaps	(33,404)	(25,731)

Total	337,533	186,413

The September 30, 2009 variable-price aluminum swap balance is net of a $1.7 million broker margin call asset.
We recorded (gains) losses for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment or have not been designated for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify for hedge accounting treatment as follows (in thousands):

	Derivatives qualified as hedges		Derivatives not qualified as hedges
	Amount reclassified	Hedge	Change in
	from AOCI	Ineffectiveness	fair value	Total
	$	$	$	$
Quarter-to-date
Three months ended September 30, 2008	21,887	(1,714)	25,323	45,496
Three months ended September 30, 2009	(24,245)	—	18,498	(5,747)

Year-to-date
Nine months ended September 30, 2008	45,057	(4,138)	9,578	50,497
Nine months ended September 30, 2009	(149,272)	(69)	45,268	(104,073)
As a result of the hedge de-designation at January 29, 2009 discussed below, as well as revised forecasts during 2009, we expect to reclassify a gain of $87.0 million from accumulated other comprehensive income into earnings from October 1, 2009 through September 30, 2010.
De-designated cash flow hedges
Fixed-price aluminum sale swaps
In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the upstream business through the use of fixed-price aluminum sale swaps. As a result of the New Madrid power outage during the week of January 26, 2009, and in anticipation of fixed-price aluminum purchase swaps described below, we discontinued hedge accounting for all of our remaining fixed-price aluminum sale swaps on January 29, 2009. During first quarter 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable market position of our fixed-price aluminum sale swaps. The average margin per pound locked in was $0.40 at September 30, 2009. To the extent we have entered into fixed-price aluminum purchase swaps, the fixed-price aluminum sale swaps are no longer hedging our exposure to price risk.
For the three months and nine months ended September 30, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $24.2 million and $149.3 million, respectively. These amounts are noted in the table above. Of these amounts, $78.5 million was reclassified into earnings during the nine months ended September 30, 2009 because it was probable that the original forecasted transactions would not occur. Changes to forecasts had no impact on the three months ended September 30, 2009.
In March 2009, we entered into a hedge settlement agreement with Merrill Lynch. As amended in April 2009, the agreement provides a mechanism for us to monetize up to $400.0 million of the favorable net position of our long-term derivatives to fund debt repurchases. The agreement states that Merrill Lynch will only settle fixed-price aluminum sale swaps that are offset by fixed-price aluminum purchase swaps. We settled offsetting fixed-price aluminum purchase swaps and sale swaps to fund our debt repurchases during the three and nine months ended September 30, 2009. In the three months ended September 30, 2009, we received $49.6 million in proceeds from the hedge settlement agreement. For the nine months ended September 30, 2009, we received $119.7 million in proceeds from the hedge settlement agreement.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
On October 29, 2009, we amended our hedge settlement agreement. The amendment provides that a portion of locked in value from the offsetting swaps may be used to meet collateral posting requirements for any new hedge volumes we enter into with Merrill Lynch.
As of September 30, 2009, we had outstanding fixed-price aluminum sales swaps as follows:

	Average hedged price	Pounds hedged
	per pound	annually
Year	$	(in thousands)
2009	1.09	72,268
2010	1.06	290,541
2011	1.20	272,570

		635,379

Derivatives not designated as hedging instruments
Fixed-price aluminum purchase swaps
As previously discussed, during the nine months ended September 30, 2009, we entered into fixed-price aluminum purchase swaps to offset a portion of our existing fixed-price aluminum sale swaps. Beginning first quarter 2009, we entered into fixed-price purchase swaps to offset the fixed-price sale swaps. The following table summarizes fixed-price aluminum purchase swaps as of September 30, 2009:

	Average hedged price	Pounds hedged
	per pound	annually
Year	$	(in thousands)
2010	0.70	245,264
2011	0.76	231,838

		477,102

Variable-price aluminum swaps
We also enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable-price aluminum swap contracts with various brokers, typically for terms not greater than one year.
These swap contracts are not designated as hedging instruments; therefore, any gains or losses related to the change in fair value of these contracts were recorded in (gain) loss on hedging activities in the consolidated statements of operations. We recorded a gain of $4.1 million for the three months ended September 30, 2009 and a gain of $8.5 million for the nine months ended September 30, 2009.
The following table summarizes our variable-price aluminum purchase swaps as of September 30, 2009:

	Average hedged price	Pounds hedged
	per pound	annually
Year	$	(in thousands)
2009	0.89	16,321
2010	0.74	14,342
We sold 8.8 million and 34.7 million pounds of aluminum that were hedged with variable-priced aluminum swaps in the three months and nine months ended September 30, 2009, respectively.
Interest rate swap
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

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The interest rate swap agreement was not designated as a hedging instrument. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contracts were recorded in (gain) loss on hedging activities in the consolidated statements of operations.
Natural gas swaps
We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price.
The following table summarizes our fixed-price natural gas swap contracts per year at September 30, 2009:

	Average price per	Notional amount
Year	million BTU $	million BTU’s
2009	9.29	1,479
2010	9.00	4,012
2011	9.31	2,019
2012	9.06	2,023
These contracts were not designated as hedges for accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the gas swap contracts were recorded in (gain) loss on hedging activities in the consolidated statements of operations.
Subsequent to September 30, 2009, we entered into additional purchase swaps with respect to a portion of our natural gas volume.
18. LAND, RECLAMATION, AND ASSET RETIREMENT OBLIGATIONS
Land and reclamation obligations
St. Ann has a reclamation obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. The process to restore the disturbed land to its original condition must be in compliance with the Government of Jamaica’s (“GOJ”) regulations and includes filling the open mining pits and planting vegetation. GOJ regulations require the reclamation process to be completed within three years of the date a mining pit is mined-out certified by the GOJ. Liabilities for reclamation are accrued as lands are disturbed and are based on the approximate acreage to be rehabilitated and the average historical cost per acre to rehabilitate lands. At September 30, 2009, the current and long-term portions of the reclamation obligation of $1.8 million and $5.9 million are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
If land to be mined is privately owned, St. Ann offers to purchase the residents’ homes for cash, relocate the residents to another area, or a combination of these two options. These costs are recorded as liabilities are incurred. At September 30, 2009, the current and long-term portions of the land obligation of $2.3 million and $4.5 million are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.
The following is a reconciliation of the aggregate carrying amount of liabilities for the reclamation and land obligations at St. Ann (in thousands):

For the month ended
September 30, 2009
$
Liabilities assumed in connection with the Joint Venture Transaction	14,540
Additional liabilities incurred	143
Liabilities settled	(174)

Balance, end of period	14,509

Asset retirement obligations
Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure of red mud lakes and the removal of hazardous materials at the Gramercy refinery. We believe the AROs recorded represent reasonable estimates of the costs associated with these future costs. However, given the relatively long time until closure of these assets, such estimates are subject to changes due to a number of factors including, changes in regulatory requirements, costs of labor and materials, and other factors. In addition, we may have other obligations that may arise in the event of a facility closure.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The current portion of the liability of $2.2 million and $2.1 million relates to the disposal of spent pot-liners at New Madrid and is recorded in accrued liabilities in the accompanying consolidated balance sheets at December 31, 2008 and September 30, 2009, respectively. The remaining non-current portion of $6.6 million and $12.9 million is included in other long-term liabilities in the accompanying consolidated balance sheets at December 31, 2008 and September 30, 2009, respectively.
The following is a reconciliation of the aggregate carrying amount of liabilities for the asset retirement obligations (in thousands):

	Year ended	Nine months ended
	December 31, 2008	September 30, 2009
	$	$
Balance, beginning of period	8,802	8,795
Additional liabilities incurred	1,558	1,475
Liabilities assumed in connection with the Joint Venture Transaction	—	6,864
Liabilities settled	(2,161)	(2,745)
Accretion expense	596	625

Balance, end of period	8,795	15,014

For the period ended September 30, 2009, ARO balances reported in the above reconciliation have been adjusted in connection with the asset disposals and additions related to the power outage at our New Madrid smelter.
At September 30, 2009, we had $6.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheet.
19. NONCONTROLLING INTEREST
Through St. Ann, we hold a 49% partnership interest in St. Ann Jamaica Bauxite Partners (“SAJBP”), in which the GOJ holds 51% interest. SAJBP mines bauxite, approximately 50% of which is sold to Gramercy, with the balance sold to third parties.
St. Ann is a party to several agreements (collectively the “Mining Agreements”) with the GOJ. St. Ann and the GOJ have equal voting rights in SAJBP’s executive committee. St. Ann manages the mining operations under a management agreement. St. Ann receives bauxite from SAJBP at SAJBP’s cost and pays the GOJ a return on its investment in SAJBP through the fees discussed below. St. Ann has a special mining lease with the GOJ for the supply of bauxite. The lease ensures access to sufficient reserves to allow St. Ann to ship annually 4.5 million dry metric tonnes (“DMT”) of bauxite from mining operations in a specified concession area through September 30, 2030. In return for these rights, St. Ann is required to pay annual fees consisting of:
•
Dedication fee — Base dedication fee of $0.6 million per year is tied to a land base of 13,820 acres. The sum actually paid will vary with the current total of bauxite lands owned by the GOJ which is still being used by SAJBP expressed as a proportion of the total land base.

•	Depletion fee — A base depletion fee of $0.2 million is paid on a base shipment of 4,000,000 DMT per annum. Variations in amounts paid will be proportional to changes in shipments.

•	Asset usage fee — St. Ann also pays the GOJ 10% annually on the GOJ’s 51% share of the mining assets. For the period ended December 31, 2008, payments were $1.7 million

•
Production levy — A production levy is determined by a formula applied to the average realized price of primary aluminum as determined by regulation of the GOJ, on all bauxite shipped from Jamaica other than sales to the GOJ and its agencies.

•
Royalty — Royalties are payable to any person for the mining of bauxite at a rate of US $1.50 per dry metric ton of monohydrate bauxite shipped and US $2.00 per dry metric ton of trihydrate bauxite shipped, provided that during any period when the production levy is payable the royalty shall be at a rate of US $0.50 per dry metric ton.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
We have determined that SAJBP is a variable interest entity under U.S. GAAP, and St. Ann is SAJBP’s primary beneficiary. Therefore, we consolidate SAJBP into our financial statements beginning with the date of the Joint Venture Transaction. Due to the consolidation of SAJBP, we reflect the following amounts in our balance sheet (in thousands):

September 30, 2009
$
Cash and cash equivalents	311
Accounts receivable	11,931
Inventories, consisting of maintenance supplies inventory and fuel	10,651
Property, plant and equipment	33,707
Other assets	1,817
Accounts payable and accrued liabilities	(43,137)
Environmental, land and reclamation liabilities	(7,736)

Net assets	7,544

Noncontrolling interest (at 51%)	3,847

The liabilities recognized as a result of consolidating SAJBP do not represent additional claims on our general assets. SAJBP’s creditors have claims only on the specific assets of SAJBP and St. Ann. Similarly, the assets of SAJBP we consolidate do not represent additional assets available to satisfy claims against our general assets.
St. Ann receives bauxite from SAJBP at SAJBP’s cost therefore, SAJBP operates at breakeven. Further, all returns to the GOJ are provided through the payments from St. Ann under the various fees, levies, and royalties described above. In these circumstances, no portion of SAJBP’s net income (loss) or consolidated comprehensive income (loss) is allocated to the noncontrolling interest. We do not expect the balance of the non-controlling interest to change from period-to-period unless there is an adjustment to the fair value of inventory or property, plant and equipment, as may occur in a LCM or asset impairment scenario.
20. COMMITMENTS AND CONTINGENCIES
Labor commitments
We are a party to nine collective bargaining agreements which expire at various times. Agreements with two unions at St. Ann expire in May and December 2010, respectively. Our agreement with the union at Gramercy expires in September 2010. All other collective bargaining agreements expire within the next five years.
Legal contingencies
We are a party to legal proceedings incidental to our business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect our financial position, results of operations, and cash flows.
Environmental matters
In addition to our asset retirement obligations discussed in Note 18, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of September 30, 2009, we recorded a $3.2 million liability for remediation of Gramercy’s known environmental conditions. This liability is recorded on the balance sheet in other long-term liabilities. Pursuant to the terms of the purchase agreement for Gramercy in 2004, $1.2 million remains in escrow from the previous owner to reimburse Gramercy for expenses to be incurred in the performance of the environmental remediation. This restricted cash is included in other assets in the accompanying consolidated balance sheet at September 30, 2009.
We believe our environmental liabilities are not likely to have a material adverse effect on financial position, results of operations, and cash flows. However, it is at least reasonably possible that future requirements will result in material liabilities.
Production Levy
The production levy provided for in the Mining Agreements (see Note 19) was formally waived by the GOJ for St. Ann through December 31, 2007. The waiver continued informally through December 31, 2008. We are actively involved in negotiations with the GOJ to formalize the waiver of the levy for 2008, as well as the process for establishing the fiscal regime structure beyond 2008 which will include addressing the levy and related funding issues. Although St. Ann has prepared its financial statements under the assumption that the production levy continues to be waived through September 30, 2009, there is a possibility that St. Ann would pay a production levy ranging up to $5.0 million for bauxite mined prior to September 30, 2009.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Guarantees
In connection with the 2005 disposal of a former subsidiary, American Racing Equipment of Kentucky, Inc (“ARE”), we guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. Since March 2008, we were released from the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligations. As of September 30, 2009 the remaining maximum future payments under these lease obligations totaled approximately 18% per year. We have concluded that it is not probable that we will be required to make payments pursuant to these guarantees and we have not recorded a liability for these guarantees. Further, ARE’s purchaser has indemnified us for all losses associated with the guarantees.
Power Contract
On July 24, 2009, Ameren, Missouri’s largest electric utility, which provides electric service to our New Madrid smelter, petitioned the Missouri Public Service Commission (“MoPSC”) for a general rate increase of approximately 18% across all customer categories, including Noranda. Ameren also requested that our contract be modified to include a take-or-pay arrangement. Although we cannot predict the outcome of the rate case, if MoPSC grants Ameren’s entire rate request, our rate would increase approximately 18% or $24.0 million per year. We expect the case to be decided by the MoPSC in June 2010, if not settled prior to that time.
21. INVESTMENTS IN AFFILIATES
Through August 31, 2009, we held a 50% interest in Gramercy and in St. Ann. On August 31, 2009, we became sole owner of Gramercy and St. Ann. See Note 2 for further information regarding the Joint Venture Transaction.
Summarized financial information for the joint ventures (as recorded in their respective financial statements, at full value, excluding the amortization of the excess carrying values of our investments over the underlying equity in net assets of the affiliates), is presented as of August 31, 2009, prior to the Joint Venture Transaction. Since the transaction date, the results of operations of Gramercy and St. Ann have been included in our condensed consolidated financial statements.
Summarized balance sheet information is as follows (in thousands):

December 31, 2008
$
Current assets	173,661
Non-current assets	110,933

Total assets	284,594

Current liabilities	89,736
Non-current liabilities	17,558

Total liabilities	107,294

Equity	177,300

Total liabilities and equity	284,594

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Summarized statements of operations information is as follows (in thousands):

		Period from		Period from
	Three months	July 1	Nine months	January 1
	ended	through	ended	through
	September 30,	August 31,	September 30,	August 31,
	2008	2009	2008	2009
	$	$	$	$
Net sales (1)	137,054	51,342	403,491	208,135
Gross profit (loss)	4,738	(5,144)	26,552	5,783
Net income (loss)	1,548	(187)	20,065	11,309

(1)	Net sales include sales to related parties, which include alumina sales to us and our joint venture partner, and bauxite sales from St. Ann to Gramercy (in thousands):

		Period from		Period from
	Three months	July 1	Three months	January 1
	ended	through	ended	through
	September 30,	August 31,	September 30,	August 31,
	2008	2009	2008	2009
	$	$	$	$
St. Ann to Gramercy	11,908	8,852	40,730	29,057
St. Ann to third parties	17,331	6,608	47,342	19,987
Gramercy to us and our joint venture partner	83,996	22,294	246,209	112,149
Gramercy to third parties	23,819	13,588	69,210	46,942

	137,054	51,342	403,491	208,135

Impairment
Beginning in fourth quarter 2008 and continuing through second quarter 2009, the cost of alumina purchased from the Gramercy refinery exceeded the spot prices of alumina available from other sources. Because of the reduced need for alumina caused by the smelter power outage and depressed market conditions, during first quarter 2009 Gramercy reduced its annual production rate of smelter grade alumina from approximately 1.0 million metric tonnes to approximately 0.5 million metric tonnes and implemented other cost saving activities.
These production changes led us to evaluate our investment in the joint ventures for impairment in first quarter 2009, which resulted in a $45.3 million write down ($39.3 million for St. Ann and $6.0 million for Gramercy). In second quarter 2009, we recorded a $35.0 million impairment charge related to our equity-method investment in St. Ann. This impairment reflects second quarter 2009 revisions to our assumptions about St. Ann’s future profitability and cash flows. Each impairment expense is recorded within equity in net (income) loss of investments in affiliates in the consolidated statements of operations.
Our analyses included assumptions about future profitability and cash flows of the joint ventures, which we believe to reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions employed by us will be materially different from the actual amounts or results.
Carrying value compared to underlying equity
The excess of the carrying values of our share of the investments over the amounts of underlying equity in net assets totaled $117.0 million at December 31, 2008. This excess was attributed to long-lived assets such as plant and equipment at Gramercy and mining rights at St. Ann. At September 30, 2009 the excess has been written off, after the effects of business combination accounting in connection with the Joint Venture Transaction.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Prior to the Joint Venture Transaction, the excess was amortized on a straight-line basis for each affiliate as part of recording our share of each joint venture’s earnings or losses. Amortization expense recorded in equity in net (income) loss of investments in affiliates is as follows (in thousands):

Quarter-to-date	$
Three months ended September 30, 2008	1,872
Period from July 1, 2009 to August 31, 2009	765

Year-to-date	$
Nine months ended September 30, 2008	5,616
Period from January 1, 2009 to August 31, 2009	4,279
22. FAIR VALUE MEASUREMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We incorporate assumptions that market participants would use in pricing the asset or liability, and utilize market data to the maximum extent possible. Our fair value measurements incorporate nonperformance risk (i.e., the risk that an obligation will not be fulfilled). In measuring fair value, we reflect the impact of our own credit risk on our liabilities, as well as any collateral. We also consider the credit standing of our counterparties in measuring the fair value of our assets.
We use any of three valuation techniques to measure fair value: the market approach, the income approach, and the cost approach. We determine the appropriate valuation technique based on the nature of the asset or liability being measured and the reliability of the inputs used in arriving at fair value.
The inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (i.e., assumptions about risk). Inputs may be observable or unobservable. We use observable inputs in our valuation techniques, and classify those inputs in accordance with the fair value hierarchy, which prioritizes those inputs. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
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

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Valuations on a recurring basis
The table below sets forth by level within the fair value hierarchy our assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	$	$	$	$
Cash equivalents	223,350	—	—	223,350
Derivative assets	—	231,813	—	231,813
Derivative liabilities	—	(45,400)	—	(45,400)

Total	223,350	186,413	—	409,763

Cash equivalents are invested entirely in U.S. treasury securities and short-term treasury bills. These instruments are valued based upon unadjusted, quoted prices in active markets and are classified within Level 1.
Fair values of all derivative instruments are classified as Level 2. Those fair values are primarily measured using industry standard models that incorporate inputs including: quoted forward prices for commodities, interest rates, and current market prices for those assets and liabilities. Substantially all of the inputs are observable throughout the full term of the instrument. The counterparty of our derivative trades is Merrill Lynch, with the exception of a small portion of our variable price aluminum swaps.
In Note 13, we disclose the fair values of our debt instruments. Those fair values are classified as Level 2 within the hierarchy. While the Senior Floating Rates Notes due 2014 and 2015 have quoted market prices, we do not believe transactions on those instruments occur in sufficient enough frequency or volume to warrant a Level 1 classification. Further, the fair values of the term B loan and revolving credit facility are based on interest rates available at each balance date, resulting in a Level 2 classification as well.
Valuations on a non-recurring basis
Fair value of goodwill, trade names and investment in affiliates (prior to the Joint Venture Transaction) are classified as Level 3 within the hierarchy, as their fair values are measured using management’s assumptions about future profitability and cash flows. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows, which we believe reflects the best estimates at the date the valuations were performed. Key assumptions used to determine discounted cash flow valuations at March 31, 2009 and June 30, 2009 include: (a) each with cash flow periods of five years; (b) terminal values based upon long-term growth rates ranging from 1.0% to 2.0%; and (c) discount rates based on a risk-adjusted weighted average cost of capital ranging from 12.5% to 13.8% for intangibles and to 19.0% for investment in affiliates.
Accounting for the Joint Venture Transaction involved a number of individual measurements based on significant inputs that are not observable in the market and, therefore, represent a Level 3 measurement.
•	Preliminary fair value of consideration:
•
Fair value of 50% equity interest. The fair values of our existing 50% interests in Gramercy and St. Ann were based on discounted cash flow valuations. These valuations require assumptions about future profitability and cash flows, which we believe reflects the best estimates at August 31, 2009. Key assumptions include: (a) cash flow periods of five years; (b) terminal values based upon long-term growth rates ranging from 1.0% to 2.0%; and (c) discount rates based on a risk-adjusted weighted average cost of capital ranging 17.0% to 20.0%.

•	Noncontrolling interest. The value of GOJ’s noncontrolling interest in SAJBP was calculated as 51% of the net fair value of SAJBP’s assets and liabilities.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
•	Preliminary fair values of assets acquired and liabilities assumed:
•	Cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued liabilities balances were recorded at their carrying values, which approximate fair value.
•
Inventories were valued at their net realizable value. Except for supplies inventory, the fair value of acquired inventory was a function of the inventories stage of production, with separate values established for finished goods, work-in-process, and raw materials. Key inputs included ultimate selling cost, costs to complete in-process material, and disposal or selling costs.

•
Property, plant and equipment were valued using a market approach where we were able to identify comparable sales of real estate and used machinery and equipment. Where comparable sales of used machinery and equipment were not available, we estimated fair value based on the replacement cost of new plant and equipment, less depreciation and decreases in value due to physical depreciation, functional obsolescence and economic obsolescence. Whether valuations were based on comparable sales or depreciated replacement cost, we considered the highest and best use for the assets being valued, which was determined to be their current use in the production of alumina or the mining of bauxite.

•
Intangible assets consist of contractual and non-contractual customer relationships. Valuations for these assets were based on discounted cash flow valuations. These valuations require assumptions about future profitability and cash flows, which we believe reflects the best estimates at August 31, 2009. Key assumptions include: (a) cash flow periods over the estimated contract lives based on customer retention rates, and (b) discount rates based on a risk-adjusted weighted average cost of capital ranging 20.0% to 23.0%

•	Asset retirement obligations and reclamation liabilities were valued at fair value using a discounted cash flow approach with credit-adjusted risk free rates ranging from 9.0% to 10.0%.

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
23. SEGMENTS
In connection with the Joint Venture Transaction, we re-evaluated our segment structure and now exclude corporate expenses from our upstream reportable segment. Corporate expenses going forward will be unallocated. Prior year segment disclosures have been adjusted to reflect the new structure. Refer to Note 1 for a description of the segments. The following tables summarize the operating results and assets of our reportable segments (in thousands):

	Three months ended September 30, 2009
	Upstream	Downstream	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	108,678	109,881	—	—	218,559
Intersegment	5,784	—	—	(5,784)	—

	114,462	109,881	—	(5,784)	218,559

Costs and Expenses:
Cost of sales	127,071	97,181	—	(5,784)	218,468
Selling, general and administrative expenses	4,266	5,234	9,239	—	18,739
Goodwill and other intangible asset impairment	—	—	—	—	—
Excess insurance proceeds	(14,282)	—	—	—	(14,282)

	117,055	102,415	9,239	(5,784)	222,925

Operating income (loss)	(2,593)	7,466	(9,239)	—	(4,366)

Interest expense, net					12,577
(Gain) loss on hedging activities, net					(5,747)
Equity in net (income) loss of investments in affiliates					860
(Gain) loss on debt repurchase					(28,574)

Income before income taxes					16,518

Depreciation and amortization	16,625	4,909	102	—	21,636
Capital expenditures	8,721	552	578	—	9,851

	Nine months ended September 30, 2009
	Upstream	Downstream	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	235,592	304,961	—	—	540,553
Intersegment	24,640	—	—	(24,640)	—

	260,232	304,961	—	(24,640)	540,553

Costs and Expenses:
Cost of sales	317,346	273,826	—	(24,640)	566,532
Selling, general and administrative expenses	14,476	11,542	25,664	—	51,682
Goodwill and other intangible asset impairment	—	43,000	—	—	43,000
Excess insurance proceeds	(43,467)	—	—	—	(43,467)

	288,355	328,368	25,664	(24,640)	617,747

Operating income (loss)	(28,123)	(23,407)	(25,664)	—	(77,194)

Interest expense, net					42,551
(Gain) loss on hedging activities, net					(104,073)
Equity in net (income) loss of investments in affiliates					78,961
(Gain) loss on debt repurchase					(193,224)

Income before income taxes					98,591

Depreciation and amortization	49,412	16,659	246	—	66,317
Capital expenditures	27,483	3,095	1,633	—	32,211
Segment assets, as of September 30, 2009	896,457	455,025	525,984	(2,348)	1,875,118

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30, 2008
	Upstream	Downstream	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	182,548	174,862	—	—	357,410
Intersegment	27,427	—	—	(27,427)	—

	209,975	174,862	—	(27,427)	357,410

Costs and Expenses:
Cost of sales	169,503	170,830	—	(27,427)	312,906
Selling, general and administrative expenses	3,526	2,602	6,286	—	12,414

	173,029	173,432	6,286	(27,427)	325,320

Operating income (loss)	36,946	1,430	(6,286)	—	32,090

Interest expense, net					19,816
(Gain) loss on hedging activities, net					45,496
Equity in net (income) loss of investments in affiliates					1,652

Income (loss) before income taxes					(34,874)

Depreciation and amortization	17,565	6,983	170	—	24,718
Capital expenditures	11,091	2,990	107	—	14,188

	Nine months ended September 30, 2008
	Upstream	Downstream	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	522,823	482,083	—	—	1,004,906
Intersegment	80,937	—	—	(80,937)	—

	603,760	482,083		(80,937)	1,004,906

Costs and Expenses:
Cost of sales	454,982	472,778	—	(80,937)	846,823
Selling, general and administrative expenses	14,882	9,260	24,958	—	49,100

	469,864	482,038	24,958	(80,937)	895,923

Operating income (loss)	133,896	45	(24,958)	—	108,983

Interest expense, net					65,043
(Gain) loss on hedging activities, net					50,497
Equity in net (income) loss of investments in affiliates					(3,862)
(Gain) loss on debt repurchase					1,202

Income (loss) before income taxes					(3,897)

Depreciation and amortization	53,709	20,094	246	—	74,049
Capital expenditures	30,544	6,569	351	—	37,464
Segment assets at December 31, 2008	792,205	506,165	640,380	(2,579)	1,936,171

NORANDA ALUMINUM HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
24. NON-GUARANTOR SUBSIDIARY
In February 2009, we formed NHB, a 100%-owned subsidiary of AcquisitionCo for the purpose of acquiring outstanding HoldCo Notes. During the nine months ended September 30, 2009, we contributed capital of $36.1 million to NHB to fund these debt purchases. As of September 30, 2009, NHB had acquired HoldCo Notes with an aggregate principal balance totaling $138.9 million, for an aggregate purchase price of $36.0 million, plus fees. None of the Holdco Notes purchased by NHB have been retired.
•
At September 30, 2009, NHB’s only assets were an immaterial amount of cash and the acquired HoldCo Notes, which are carried at their fair value of $71.8 million, including $4.3 million of accrued interest. At September 30, 2009, NHB owed $1.2 million to a guarantor affiliate for the payment of fees on NHB’s behalf, and carried a $5.9 million liability to a guarantor affiliate for estimated taxes.

•
During the nine months ended September 30, 2009, NHB’s only cash activities were $36.1 million of capital contributions, $0.2 million of cash receipts from AcquisitionCo to pay transaction costs, and the purchase of HoldCo Notes with an aggregate principal balance of $138.9 million for the price of $36.0 million, plus fees.

NORANDA ALUMINUM HOLDING CORPORATION
Consolidated Balance Sheet
As of September 30, 2009
(in thousands)
(unaudited)

	HoldCo	Guarantors	NHB	Eliminations	Consolidated
	$	$	$	$	$
Current assets:
Cash and cash equivalents	21,527	234,958	31	—	256,516
Accounts receivable, net	—	101,846	—	—	101,846
Interest due from affiliates	—	—	4,332	(4,332)	—
Inventories	—	176,503	—	—	176,503
Derivative assets, net	—	70,481	—	—	70,481
Taxes receivable	63	2,872	—	—	2,935
Other current assets	169	16,866	—	—	17,035

Total current assets	21,759	603,526	4,363	(4,332)	625,316

Investments in affiliates	211,083	64,788	67,536	(343,407)	—
Advances due from affiliates	—	5,910	(5,910)	—	—
Property, plant and equipment, net	—	759,962	—	—	759,962
Goodwill	—	202,576	—	—	202,576
Other intangible assets, net	—	82,780	—	—	82,780
Long-term derivative assets, net	—	115,932	—	—	115,932
Other assets	601	87,951	—	—	88,552

Total assets	233,443	1,923,425	65,989	(347,739)	1,875,118

Current liabilities:
Trade accounts payable	4	62,143	—	—	62,147
Accrued liabilities	—	61,586	—	—	61,586
Accrued interest:
Third parties	—	246	—	—	246
Affiliates	4,332	—	—	(4,332)	—
Deferred tax liabilities	(6,544)	34,286	—	—	27,742
Current portion of long-term debt	—	—	—	—	—

Total current liabilities	(2,208)	158,261	—	(4,332)	151,721

Long-term debt	212,934	952,990	—	(144,939)	1,020,985
Pension and OPEB liabilities	—	140,581	—	—	140,581
Other long-term liabilities	2,108	60,027	—	—	62,135
Advances due to affiliates	3,190	(4,391)	1,201	—	—
Deferred tax liabilities	68	277,615	—	63,984	341,667
Unallocated purchase price	—	127,259	—	—	127,259
Shareholders’ equity:
Common stock	218	—	—	—	218
Capital in excess of par value	17,444	216,605	36,088	(252,693)	17,444
Accumulated deficit	(178,018)	(179,382)	3,900	213,701	(139,799)
Accumulated other comprehensive income	173,860	173,860	24,800	(223,460)	149,060

Total Noranda shareholders’ equity	13,504	211,083	64,788	(262,452)	26,923
Noncontrolling interest	3,847	—	—	—	3,847

Total shareholders’ equity	17,351	211,083	64,788	(262,452)	30,770

Total liabilities and shareholders’ equity	233,443	1,923,425	65,989	(347,739)	1,875,118

NORANDA ALUMINUM HOLDING CORPORATION
Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended September 30, 2009
	HoldCo	Guarantors	NHB	Eliminations	Consolidated
	$	$	$	$	$
Sales	—	218,559	—	—	218,559

Operating costs and expenses:
Cost of sales	—	218,468	—	—	218,468
Selling, general and administrative expenses	724	18,011	4	—	18,739
Excess insurance proceeds	—	(14,282)	—	—	(14,282)

	724	222,197	4	—	222,925

Operating income (loss)	(724)	(3,638)	(4)	—	(4,366)

Other (income) expenses
Interest expense (income), net	4,372	11,128	(2,923)	—	12,577
Gain (loss) on hedging activities, net	—	(5,747)	—	—	(5,747)
Equity in net (income) loss of investments in affiliates	(7,312)	155	—	8,017	860
(Gain) loss on debt repurchase	(69)	(25,500)	—	(3,005)	(28,574)

Total other (income) expenses	(3,009)	(19,964)	(2,923)	5,012	(20,884)

Income (loss) before income taxes	2,285	16,326	2,919	(5,012)	16,518
Income tax (benefit) expense	(2,643)	9,014	2,214	3,605	12,190

Net income (loss) for the period	4,928	7,312	705	(8,617)	4,328

	Nine months ended September 30, 2009
	HoldCo	Guarantors	NHB	Eliminations	Consolidated
	$	$	$	$	$
Sales	—	540,553	—	—	540,553

Operating costs and expenses:
Cost of sales	—	566,532	—	—	566,532
Selling, general and administrative expenses	2,356	49,315	11	—	51,682
Goodwill and other intangible asset impairment	—	43,000	—	—	43,000
Excess insurance proceeds	—	(43,467)	—	—	(43,467)

	—	—	—	—	615,380

Operating income (loss)	(2,356)	(74,827)	(11)	—	(77,194)

Other (income) expenses
Interest expense (income), net	13,960	38,919	(10,328)	—	42,551
Gain (loss) on hedging activities, net	—	(104,073)	—	—	(104,073)
Equity in net (income) loss of investments in affiliates	1,811	75,061	—	2,089	78,961
(Gain) loss on debt repurchase	(11,078)	(79,943)	—	(102,203)	(193,224)

Total other (income) expenses	4,693	(70,036)	(10,328)	(100,114)	(175,785)

Income (loss) before income taxes	(7,049)	(4,791)	10,317	100,114	98,591
Income tax (benefit) expense	(5,311)	(2,980)	6,417	63,984	62,110

Net income (loss) for the period	(1,738)	(1,811)	3,900	36,130	36,481

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidated Statement of Cash Flows
Nine months ended September 30, 2009
(in thousands)
(unaudited)

	HoldCo	Guarantors	NHB	Eliminations	Consolidated
	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(4,140)	234,790	485	(694)	230,441

INVESTING ACTIVITIES
Capital expenditures	—	(32,211)	—	—	(32,211)
Purchase of debt	—	—	(36,742)	36,742	—
Proceeds from insurance related to capital expenditures	—	11,495	—	—	11,495
Proceeds from sale of property, plant and equipment	—	7	—	—	7
Cash acquired in business combination	—	11,136	—	—	11,136

Cash provided by (used in) investing activities	—	(9,573)	(36,742)	36,742	(9,573)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	41	—	—	41
Distribution to shareholders	—	—	—	—	—
Repurchase of shares	(90)	—	—	—	(90)
Issuance of shares	—	—	—	—	—
Borrowings on revolving credit facility	—	13,000	—	—	13,000
Repayments on revolving credit facility	—	(14,500)	—	—	(14,500)
Repurchase of debt	(2,673)	(84,298)	—	(36,048)	(123,019)
Repayment of long-term debt	—	(24,500)	—	—	(24,500)
Intercompany advances	3,049	(3,249)	200	—	—
Capital contribution (to subsidiary) from parent	—	(36,088)	36,088	—	—
Distribution (to parent from subsidiary)	1,280	(1,280)	—	—	—

Cash provided by (used in) financing activities	1,566	(150,874)	36,288	(36,048)	(149,068)

Change in cash and cash equivalents	(2,574)	74,343	31	—	71,800
Cash and cash equivalents, beginning of period	24,101	160,615	—	—	184,716

Cash and cash equivalents, end of period	21,527	234,958	31	—	256,516

Page intentionally left blank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Noranda Aluminum Holding Corporation is controlled by affiliates of Apollo Management, L.P. (collectively, “Apollo”). Unless otherwise specified or unless the context otherwise requires, references to (i) “HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries; (ii) “AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of HoldCo, excluding its subsidiaries; and (iii) “the Company,” “Noranda,” “we,” “us” and “our” refer collectively to HoldCo and its subsidiaries.
We are a vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. Our principal operations include an aluminum smelter in New Madrid, Missouri (“New Madrid”) and four rolling mills in the southeastern United States. New Madrid is supported by our alumina refinery in Gramercy, Louisiana (NorandaAlumina, LLC, or “Gramercy”) and a bauxite mining operation in St. Ann, Jamaica (St. Ann Bauxite Limited, or “St. Ann”). As discussed further in Note 23, we report our activities in two segments. Our primary aluminum business (the “upstream business” or “upstream”) comprises New Madrid, Gramercy and St. Ann. Our downstream business comprises our four rolling mills, which are located in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. New Madrid produces approximately 575 million pounds (261,000 metric tonnes) of primary aluminum per year at full capacity. This represents approximately 15% of total United States primary aluminum production, according to production statistics from The Aluminum Association. Our downstream business consists of four rolling mills in the southeastern United States. With a combined annual production capacity of approximately 495 million pounds, we are one of the largest aluminum foil producers in North America, according to data from The Aluminum Association.
Our third quarter 2009 operating results reflect these significant events:
•
On August 31, 2009, we became the sole owner of each of Gramercy and St. Ann (the “Joint Venture Transaction”). This transaction is consistent with our vertical integration strategy by consolidating our access to a secure supply of alumina.

•
Following significant weakness related to the 2008 global recession and credit crisis, aluminum prices have begun to recover since June 2009. Current LME prices are nearly 50% above their record lows reached in February 2009. Still, global inventories remain high and end-market demand, particularly in North America, has been slow to recover.

•	During third quarter 2009, the average Midwest Transaction Price (“MWTP”) was $0.87 per pound, compared to $0.72 per pound in second quarter 2009 and $1.31 per pound in third quarter 2008.
•
The year-over-year rate of volume decline has continued to slow in the downstream segment because of targeted growth programs in less cyclical market segments. In third quarter 2009, we saw also that rod sales held steady with third quarter 2008. Billet shipments continue to be lower than 2008 levels, but the rate of quarter-over-quarter decline has slowed. Despite some positive signs in both demand and price, there is substantial uncertainty in the market place.

•
We reached an insurance settlement with our carriers related to the January 2009 power outage at our Mew Madrid smelter in the amount of $67.5 million, all of which had been received as of September 30, 2009. By the end of third quarter 2009, the New Madrid smelter was operating above 65% capacity and we believe that the facility will operate at or near our effective annual capacity for 2010.

•	The New Madrid smelter produced 22% more aluminum in third quarter 2009 than it did in second quarter 2009.
•
Our reported third quarter 2009 actual New Madrid cash cost was $0.76 per pound versus $0.67 per pound in second quarter 2009. Third quarter 2009 cash costs were higher than second quarter as a result of peak power rates in third quarter and the timing of recognition of insurance settlement proceeds in second quarter. Our year-to-date actual New Madrid cash costs were $0.76 per pound.

•	Year-to-date we have achieved $35.0 million of cost savings through our productivity projects.
•	At the end of third quarter 2009 we had $256.5 million of cash and cash equivalents.
•	We continued to improve our balance sheet by repurchasing $81 million face value of debt for $52 million during the quarter, resulting in gains of $28.6 million during third quarter 2009.
•	We sold $14 million of excess alumina from New Madrid, freeing up a significant amount of working capital that was tied up in inventory.

Forward-looking Statements
This report contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements herein are based upon information available to us on the date of this report. All forward looking statements contained in documents incorporated herein by reference are based upon information available to us on the date of the filing of such incorporated documents.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” included in our Form 10-K filed on February 25, 2009, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•	delays in restoring our New Madrid smelter to full capacity;
•	the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in our earnings and cash flows;
•	a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of our products;
•	losses caused by disruptions in the supply of electrical power;
•	fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products;
•	restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•	the effectiveness of our hedging strategies in reducing the variability of our cash flows;
•	unexpected issues arising in connection with the integration of Gramercy and St. Ann into our operations;
•	the effects of competition in our business lines;
•	the relative appeal of aluminum compared with alternative materials;
•	the loss of order volumes from our largest customers would reduce our revenues and cash flows;
•	our ability to retain customers, a substantial number of which do not have long-term contractual arrangements with us;
•	our ability to fulfill our business’ substantial capital investment needs;
•	the cost of compliance with and liabilities under environmental, safety, production and product regulations;
•	natural disasters and other unplanned business interruptions;
•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;
•	unexpected issues arising in connection with our operations outside of the United States;
•	our ability to retain key management personnel;
•	our expectations with respect to our acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions; and
•	the ability of our insurance to cover fully our potential exposures.
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

Reconciliation of Net Income between AcquisitionCo and HoldCo
HoldCo’s principal asset is our wholly owned subsidiary, AcquisitionCo. The following table reconciles the results of operations of HoldCo and AcquisitionCo (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	$	$	$	$
Consolidated net income (loss) of AcquisitionCo	(19.1)	7.3	9.6	(1.8)
HoldCo interest expense	(4.9)	(4.4)	(16.2)	(14.0)
HoldCo director and other fees	(0.2)	(0.7)	(1.2)	(2.4)
HoldCo gains on debt repurchases	—	3.1	—	113.4
HoldCo tax effects	1.8	(1.0)	6.1	(58.7)

Consolidated net income (loss) of HoldCo	(22.4)	4.3	(1.7)	36.5

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following financial statement areas:
•	Revenue recognition

•	Impairment of long-lived assets

•	Goodwill and other intangible assets

•	Insurance accounting

•	Business combinations

•	Inventory valuation

•	Asset retirement obligations

•	Derivative instruments and hedging activities

•	Investment in affiliates
See Note 1 of the notes to our condensed consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, filed February 25, 2009, for a discussion of our critical accounting policies. Hereinafter, “Note” refers to the notes to the condensed consolidated financial statements elsewhere in this report unless the context otherwise requires.
Insurance Accounting
Due to the power outage that damaged our New Madrid smelter on January 26, 2009, which is discussed further in Note 3 management has determined that accounting for insurance represents a significant accounting policy.
In recording costs and losses associated with the power outage, we follow applicable U.S. GAAP to determine asset write-downs, changes in estimated lives, and accruing for out-of-pocket costs. To the extent the realization of the claims for costs and losses are probable, we record expected proceeds only to the extent that costs and losses have been reflected in the financial statements in accordance with applicable U.S. GAAP. For claim amounts resulting in gains or in excess of costs and losses that have been reflected in the financial statements, we record such amounts only when those portions of the claims, including all contingencies, are settled.
Goodwill and other intangible assets
We evaluate goodwill for impairment using a two-step process. The first step is to compare the fair value of each of our segments to their respective book values, including goodwill. If the fair value of a segment exceeds the book value, segment goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a segment exceeds the fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the segment’s goodwill with the book value of that goodwill. If the book value of the segment’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

During first quarter 2009, we recorded a $43.0 million impairment write-down in the downstream business for goodwill and trade name intangible assets, reflecting the severe first quarter deterioration in volume. Our impairment analyses included a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require that we make assumptions about future profitability and cash flows of our reporting units, which we believe reflected the best estimates at March 31, 2009, the date the valuations were performed. Key assumptions used to determine reporting units’ discounted cash flow valuations at March 31, 2009 include: (a) cash flow periods of seven years; (b) terminal values based upon long-term growth rates ranging from 1.5% to 2.0%; and (c) discount rates ranging from 12.5% to 13.8% based on a risk-adjusted weighted average cost of capital for each reporting unit.
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
No further deterioration was noted in the third quarter 2009 regarding the recoverability of goodwill; therefore, no goodwill impairment testing was necessary at September 30, 2009; however, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.
Investments in affiliates
Through August 31, 2009 we held a 50% interest in each of Gramercy and St. Ann, which we accounted for using the equity method. On August 31, 2009, we became sole owner of Gramercy and St. Ann. Therefore we no longer have any equity method investees. See Note 2 to our condensed consolidated financial statements for further information regarding the Joint Venture Transaction.
Prior to the Joint Venture Transaction, we evaluated an equity method investment for impairment when adverse events or changes in circumstances indicated, in management’s judgment, that the investments may have experienced a decline in value. When evidence of loss in value occurred, we compared the investment’s estimated fair value to its carrying value in order to determine whether impairment had occurred. If the estimated fair value was less than the carrying value and management considered, based on various factors, such as historical financial results, expected production activities and the overall health of the investment’s industry, the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value was recognized in the financial statements as an impairment.
During first quarter 2009, because of the reduced need for alumina caused by the smelter power outage and depressed market conditions, Gramercy reduced its annual production rate of smelter grade alumina from approximately 1.0 million metric tonnes to approximately 0.5 million metric tonnes. At March 31, 2009, these production changes led us to evaluate our investment in these joint ventures for impairment, which resulted in a $45.3 million write-down ($39.3 million for St. Ann and $6.0 million for Gramercy) during first quarter 2009. In second quarter 2009, we recorded a $35.0 million impairment charge related to our equity-method investment in St. Ann. This impairment reflects second quarter 2009 revisions to our assumptions about St. Ann’s future profitability and cash flows.
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
For Gramercy, a 1% increase in the discount rate would have decreased our investment’s fair value by approximately $7.7 million and $15.0 million during first quarter and third quarter 2009, respectively. A 10% decrease in the cash flow forecast for each year would have decreased our investment’s fair value by approximately $4.8 million and $19.8 million during first quarter and second quarter 2009, respectively. Neither a 1% increase in the discount rate or a 10% decrease in the cash flow forecast would have resulted in an impairment charge for Gramercy for second quarter 2009. For St. Ann, a 1% increase in the discount rate would have decreased our investment’s fair value, and consequently increased the total impairment write-down, by approximately $2.7 million and $3.6 million during first quarter and second quarter 2009, respectively. A 10% decrease in the cash flow forecast for each year would have decreased our investment’s fair value, and consequently increased the impairment write-down, by approximately $7.1 million and $5.6 million during first quarter and second quarter 2009, respectively.

In connection with the Joint Venture Transaction, we became the sole owner of Gramercy and St. Ann. See “Business Combination” for further discussion on this transaction.
Derivative instruments and hedging activities
During 2008, we designated fixed-price aluminum sale swaps as cash flow hedges, thus the effective portion of such derivatives was adjusted to fair value through other comprehensive income (loss), with the ineffective portion reported through earnings. The effective portion of any gain or loss on the derivative was reported as a component of accumulated other comprehensive income.
As a result of the New Madrid power outage in January 2009, management concluded that certain hedged sale transactions were no longer probable of occurring, and we discontinued hedge accounting for all our aluminum fixed-price sale swaps on January 29, 2009. At that date, the accounting for amounts in accumulated other comprehensive income did not change. Amounts recorded in accumulated other comprehensive income are reclassified into earnings in the periods during which the hedged transaction affects earnings, unless it is determined that it is probable that the original forecasted transactions will not occur, at which point a corresponding amount of accumulated other comprehensive is immediately reclassified into earnings. Forecasted sales represent a sensitive estimate in our accounting for derivatives because they impact the determination whether any amounts in accumulated other comprehensive income should be reclassified into earnings in the current period. For the three months and nine months ended September 30, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $24.2 million and $149.3 million, respectively. These amounts are stated in the table in Note 17. Of these amounts, $77.8 million was reclassified into earnings because it was probable that the original forecasted transactions would not occur for the nine months ended September 30, 2009.
Business combinations
On August 3, 2009, we entered into an agreement with Century Aluminum Company (together with its subsidiaries, (“Century”) pursuant to which we became the sole owner of both Gramercy and St. Ann. The transaction closed on August 31, 2009 (the “Joint Venture Transaction”). In the transaction Noranda and Gramercy released Century from certain obligations. These obligations included (i) approximately $23 million Century owed Gramercy for pre-transaction alumina purchases, and (ii) Century’s guarantee to fund future payments of environmental and asset retirement obligations.
As discussed further in Note 2 of the footnotes to our condensed consolidated financial statements (“Note 2”), we accounted for the Joint Venture Transaction under FASB ASC Topic 805, Business Combinations (“ASC Topic 805”).
•
The Joint Venture Transaction may be a business combination achieved in stages, since we owned 50% of both Gramercy and St. Ann prior to August 31, 2009. Applying the provisions of ASC Topic 805, we re-measured our previous 50% investment to fair value as of the acquisition date.

•
The Joint Venture Transaction was a bargain purchase. We assumed the remaining portion of Gramercy and St. Ann in exchange for releasing Century from guarantees to fund future environmental and asset retirement obligations. To the extent permitted by U.S. GAAP, we have assigned a fair value to the liabilities related to the guarantee from which we released Century. We are in the process of reassessing the recognition and measurement of identifiable assets acquired and liabilities assumed.

Our preliminary determination of the fair value of assets acquired and liabilities assumed is summarized in Note 2. Our estimates and assumptions are subject to change, depending on the final evaluation of the fair value of the tangible and intangible assets acquired and liabilities assumed as of the closing date of the transaction. Pending the final determination of the fair value of consideration transferred and the fair value of assets acquired and liabilities assumed we may record a gain on the Joint Venture Transaction resulting from any remaining unallocated purchase price remaining after the final determination of fair values. See Note 2 for the calculation of the unallocated purchase price.

Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
(in millions)	$	$	$	$
Statements of Operations Data(1):
Sales	357.4	218.6	1,004.9	540.6
Operating costs and expenses:
Cost of sales	312.9	218.5	846.8	566.5
Selling, general and administrative expenses	12.4	18.7	49.1	51.7
Goodwill and other intangible asset impairment	—	—	—	43.0
Excess insurance proceeds	—	(14.3)	—	(43.5)

	325.3	222.9	895.9	617.7

Operating income (loss)	32.1	(4.4)	109.0	(77.2)

Other (income) expenses
Interest expense, net	19.9	12.6	65.1	42.6
(Gain) loss on hedging activities, net	45.5	(5.7)	50.5	(104.1)
Equity in net (income) loss of investments in affiliates	1.6	0.9	(3.9)	79.0
(Gain) loss on debt repurchase	—	(28.6)	1.2	(193.2)

Gain on business combination	—	—	—	—

Income (loss) before income taxes	(34.9)	16.5	(3.9)	98.6
Income tax (benefit) expense	(12.5)	12.2	(2.2)	62.1

Net income (loss) for the period	(22.4)	4.3	(1.7)	36.5

Balance sheet data:
Cash and cash equivalents				256.5
Property, plant and equipment, net				760.0
Long-term debt(2)				1,021.0
Total shareholders’ equity				30.8
Working capital(3)				473.6
Cash flow data:
Operating activities			111.7	230.4
Investing activities			37.0	(9.6)
Financing activities			94.7	(149.1)
Financial and other data:
Average realized Midwest transaction price(4)	1.34	0.86	1.31	0.75
Net cash cost for primary aluminum (per pound shipped)(5)	0.91	0.76	0.80	0.76
Shipments:
Upstream:
External aluminum (pounds, in millions)	127.7	76.6	374.5	221.9
Intersegment aluminum (pounds, in millions)	20.7	6.8	61.2	34.4

Total aluminum shipments (pounds, in millions)	148.4	83.4	435.7	256.3
External alumina (kMts)	—	103.5	—	103.5
External bauxite (kMts)	—	145.0	—	145.0

Downstream	94.9	84.4	273.3	235.3

(1)	Figures may not add due to rounding.

(2)	Long-term debt includes long-term debt due to third parties. The long-term debt does not include issued and undrawn letters of credit under the existing revolving credit facility.

(3)	Working capital is defined as current assets net of current liabilities.

(4)
The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot by the London Metal Exchange (“LME”) and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing. As a significant portion of our value-added products are sold at the prior month’s MWTP plus a fabrication premium, we calculate a “realized” MWTP which reflects the specific pricing of sale transactions in each period.

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

The following table summarizes the unit net cash costs for primary aluminum for the upstream segment for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
Total upstream cash cost (in millions)	$135.5	$63.0	$347.2	$194.8
Total shipments (pounds in millions)	148.4	83.4	435.6	256.3

Net upstream cash cost per pound for primary aluminum(a)	$0.91	$0.76	$0.80	$0.76

The following table reconciles the upstream segment’s cost of sales to the total upstream cash cost for primary aluminum for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
(in millions)	$	$	$	$
Upstream cost of sales	169.5	127.1	454.9	317.3
Downstream cost of sales	170.8	97.2	472.8	273.8
Intersegment cost of sales	(27.4)	(5.8)	(80.9)	(24.6)

Total cost of sales	312.9	218.5	846.8	566.5

Upstream cost of sales	169.5	127.1	454.9	317.3
LIFO and lower of cost or market adjustments(b)	(7.4)	2.3	(20.3)	3.7
Fabrication premium(c)	(10.4)	(8.6)	(33.2)	(24.1)
Depreciation expense–upstream	(17.2)	(13.2)	(52.5)	(40.9)
Joint ventures impact(d)	(0.5)	(0.3)	(7.6)	(9.8)
Selling, general and administrative expenses(e)	3.3	6.0	10.3	15.9
Insurance proceeds(f)	—	(1.0)	—	(12.9)
External alumina and bauxite(g)	—	(34.0)	—	(34.0)
Other(h)	(1.8)	(15.3)	(4.4)	(20.4)

Total upstream cash cost of primary aluminum	135.5	63.0	347.2	194.8

(a)
During 2009, we refined our cash cost calculation methodologies to reflect an adjusted EBITDA based calculation (see the “Covenant Compliance” section for a full description and reconciliation of adjusted EBITDA). As a result, prior year figures may not tie to cash costs as presented in 2008 filings.

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

(e)	Represents certain selling, general and administrative expenses which management believes are a component of upstream cash costs for primary aluminum, but which are not included in cost of goods.

(f)	Excess insurance proceeds reduce our cash costs to the extent we determine those proceeds will offset future costs, rather than be spent on capital expenditures.

(g)	Represents the impact of external bauxite and alumina offset of sales as the cash costs presented are for primary aluminum only.

(h)
Reflects various other cash cost adjustments, such as cash settlements on derivative transactions, the elimination of the effects of any intercompany profit in inventory, as well as any purchase accounting adjustments.

Discussion of Operating Results
The following discussion of the historical results of operations is presented for the three and nine months ended September 30, 2008 and September 30, 2009.
You should read the following discussion of our results of operations and financial condition in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.
Three months ended September 30, 2009 compared to three months ended September 30, 2008.
Sales
Sales in the three months ended September 30, 2009 were $218.6 million compared to $357.4 million in the three months ended September 30, 2008.
Sales to external customers in our upstream business were $108.7 million, a 40.4% decrease from the $182.5 million reported in three months ended September 30, 2008, driven primarily by the decline in LME prices, lower volumes of value-added shipments due to declining end-market demand and lower sow volumes related to the New Madrid power outage.
•
The decline in pricing, due to a 36.3% decrease in realized MWTP, reduced external revenues by $80.6 million. In the three months ended September 30, 2009 and the three months ended September 30, 2008, average LME aluminum prices per pound were $0.82 and $1.27, respectively.

•	Total upstream aluminum shipments for the three months ended September 30, 2009 decreased 65.0 million pounds to 83.4 million pounds or 43.8% compared to the three months ended September 30, 2008.
•
Intersegment shipments to our downstream business decreased 13.9 million pounds to 6.8 million pounds or 67.3%, as a result of the New Madrid power outage. The downstream business has sufficient external alternate sources of supply to meet its aluminum needs.

•
External aluminum shipments in the upstream business decreased to 76.6 million pounds in the three months ended September 30, 2009 from 127.7 million pounds in the three months ended September 30, 2008. This 40.1% decrease in external shipments resulted in reduced external revenues of $73.1 million and is largely the result of the lower production levels because of the smelter power outage and continued decline in demand for value-added products. Shipments of value-added products totaled 76.0 million pounds in the three months ended September 30, 2009 and represented a 26.2% decrease compared to the three months ended September 30, 2008. This lower volume was driven by lower end-market demand in transportation and building markets. The power outage at the New Madrid smelter had minimal impact on these value-added volume declines, as we sourced third party metal to offset the hot metal production outage. The re-melt capability and value-added processing capacity within the New Madrid facility were sufficient to serve our customers’ demands for products such as billet and rod.

•
Third quarter 2009 revenues include $29.4 million related to 103.5 kilometric tons (“kMt”) of alumina shipped to external customers and $4.4 million related to 145 kMt of bauxite shipped to external customers.

Sales in our downstream business were $109.9 million, a decrease of 37.2%, compared to the three months ended September 30, 2008, primarily due to the decrease in LME prices, as well as lower shipments to external customers.
•	The LME price decline contributed $45.6 million to the sales decrease. Fabrication premiums were relatively unchanged.
•
Decreased shipment volumes reduced revenues by $19.3 million. Downstream shipment volumes decreased 10.5% to 84.4 million pounds primarily due to lower end-market demand in the building and construction markets.

Cost of sales
Cost of sales for the three months ended September 30, 2009 was $218.5 million compared to $312.9 million in the three months ended September 30, 2008. Costs related to the New Madrid power outage totaled $3.7 million in the three months ended September 30, 2009, all of which were offset by insurance proceeds. The decrease in cost of sales was mainly the result of lower shipment volumes for value-added products to external customers. Cost of sales for the three months ended September 30, 2009 also included $5.1 million of expenses associated with the purchase accounting step-up of property, plant and equipment values and inventory values due to the Joint Venture Transaction.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended September 30, 2009 were $18.7 million compared to $12.4 million in the three months ended September 30, 2008, a 50.8% increase. This increase was due to a variety of factors including the effects of one month operations for Gramercy and St. Ann, increased amortization of intangible assets from the Joint Venture Transaction, and higher expenses from employee benefits such as pension and incentive plans.
•	Third quarter 2009 selling, general and administrative expenses included a $3.0 million write-down of an unused mill in the downstream business.
Excess insurance proceeds
We reached a settlement with our insurance carriers in the three months ended September 30, 2009. The third quarter settlement proceeds of $18.4 million were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled “Excess insurance proceeds” reflects the residual after applying the total proceeds recognized against losses incurred through September 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between proceeds recognized and claim-related costs incurred. We will continue to incur costs and may incur costs that exceed the total $67.5 million in proceeds, all of which has been received as of September 30, 2009.
Operating income (loss)
Operating income in the three months ended September 30, 2009 was a $4.4 million loss compared to operating income of $32.1 million in the three months ended September 30, 2008. The 113.7% decrease relates to quarter-over-quarter sales margin (sales minus cost of sales) reductions of $44.4 million, and a $6.3 million increase in selling, general and administrative expenses, offset by the favorable impact of $14.3 million excess insurance proceeds.
•
Sales margin for the three months ended September 30, 2009 was $0.1 million compared to $44.5 million in the three months ended September 30, 2008. This $44.4 million decrease resulted from the impact of a 36.3% decrease in realized MWTP coupled with a decrease in higher margin sales of value-added products and higher production costs (as a percent of sales) in the upstream aluminum business.

•
Selling, general and administrative expenses were $18.7 million in the three months ended September 30, 2009 compared to $12.4 million in the three months ended September 30, 2008, due to increased incentive compensation expenses, as well as the write-down of unused mill equipment in the downstream business.

•	Operating income was also impacted favorably by excess insurance proceeds in the three months ended September 30, 2009 of $14.3 million.
Interest expense, net
Interest expense in the three months ended September 30, 2009 was $12.6 million compared to $19.9 million in the three months ended September 30, 2008, a decrease of $7.3 million. Decreased interest expense is related to lower LIBOR interest rates as well as lower average debt outstanding on the term B loan (due to the $24.5 million principal payment in April 2009) and the AcquisitionCo Notes and HoldCo Notes (due to the repurchase of debt, discussed further below). These reductions in principal balance were partially offset by the increased revolver balance; however, the revolver maintains a lower interest rate than the HoldCo Notes and AcquisitionCo Notes.

(Gain) loss on hedging activities, net
Gain on hedging activities was $5.7 million in the three months ended September 30, 2009 compared to a $45.5 million loss in the three months ended September 30, 2008. We discontinued hedge accounting for our entire remaining aluminum fixed-price sale swaps on January 29, 2009. For the three months ended September 30, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $24.2 million.
Equity in net (income) loss of investments in affiliates
Equity in net income of investments in affiliates was a loss of $0.9 million for the three months ended September 30, 2009, compared to a loss of $1.6 million for the three months ended September 30, 2008, an increase of $0.7 million. For 2009, the amount represents only July and August activity, as Gramercy and St. Ann are included in our consolidated results beginning August 31, 2009.
Gain on debt repurchase
We repurchased or repaid $81.1 million aggregate principal amount of outstanding HoldCo Notes, AcquisitionCo Notes, and term B loan borrowings for a price of $52.2 million plus fees, resulting in a $28.6 million gain.
Income tax expense (benefit)
Income tax expense totaled $12.2 million in the three months ended September 30, 2009, compared to a tax benefit of $12.5 million in the three months ended September 30, 2008. The provision for income taxes resulted in an effective tax rate for continuing operations of 73.8% for the three months ended September 30, 2009, compared with an effective tax rate of 35.7% for the three months ended September 30, 2008. The increase in the effective tax rate for the three months ended September 30, 2009 was primarily impacted by state income taxes, equity method investee income, and the Internal Revenue Code Section 199 manufacturing deduction. Each interim period is considered an integral part of the annual period and tax expense is measured using the estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. For the nine months ended September 30, 2009 and September 30, 2008, we used the annual effective tax rate based on estimated ordinary income for the year ended December 31, 2009 and December 31, 2008, respectively.
Net income (loss)
Net income increased from a $22.4 million loss in the three months ended September 30, 2008 to income of $4.3 million in the three months ended September 30, 2009. This $26.7 million increase was the result of the net effect of the items described above.
Nine months ended September 30, 2009 compared to nine months ended September 30, 2008.
Sales
Sales in the nine months ended September 30, 2009 were $540.6 million compared to $1,004.9 million in the nine months ended September 30, 2008, a decrease of 46.2%.
Sales to external customers in our upstream aluminum business were $235.6 million in the first nine months of 2009; a 54.9% decrease from the $522.8 million reported in the nine months ended September 30, 2008, driven primarily by a decline in LME aluminum prices, lower volumes of value-added shipments due to a decline in end-market demand and lower sow volumes related to the New Madrid power outage.
•
The decline in pricing, due to a 42.8% decrease in realized MWTP, resulted in a decrease of $74.1 million in external revenues. In the first nine months of 2009 and the first nine months of 2008, the average LME aluminum price per pound was $0.71 and $1.28, respectively.

•
Total upstream aluminum shipments for the first nine months of 2009 decreased 179.4 million pounds to 256.3 million pounds or 41.2% compared to the first nine months of 2008. Intersegment shipments to our downstream business decreased 26.8 million pounds to 34.4 million pounds or 43.8%, as a result of the power outage at New Madrid. The downstream business has sufficient external alternate sources of supply to meet its aluminum needs.

•
External aluminum shipments decreased to 221.9 million pounds in the first nine months of 2009 from 374.5 million pounds in the first nine months of 2008. This 40.7% decrease in external shipments resulted in lower external revenues of $213.1 million and is largely the result of lower production levels because of the smelter outage and the continued decline in demand for value-added products. Shipments of value-added products totaled 214.6 million pounds in the first nine months of 2009 compared to 331.4 million pounds in the first nine months of 2008. This lower volume was driven by lower end-market demand in transportation and building markets. The power outage at the New Madrid smelter had minimal impact on these value-added volume declines, as we sourced third party metal to offset the hot metal production outage. The re-melt capability and value-added processing capacity within the New Madrid facility were sufficient to serve our customers’ demands for products such as billet and rod.

•
Revenues for the first nine months of 2009 include $29.4 million related to 103.5 kMt of alumina shipped to external customers and $4.4 million related to 145 kMt of bauxite shipped to external customers.

Sales in our downstream business were $305.0 million for the first nine months of 2009, a decrease of 36.7% compared to sales of $482.1 million for the first nine months of 2008. The decrease was primarily due to a negative impact from pricing, as well as lower shipments to external customers.
•	The LME price decline contributed $110.1 million to the sales decrease. Fabrication premiums were relatively unchanged.
•
Decreased shipment volumes reduced revenues by $67.0 million. Downstream shipment volumes decreased to 235.3 million pounds in the first nine months of 2009 from 273.3 million pounds in the first nine months of 2008. This 13.9% decrease was primarily due to lower end-market demand in the building and construction markets.

Cost of sales
Cost of sales decreased to $566.5 million for the first nine months of 2009 from $846.8 million in the first nine months of 2008. Costs incurred related to the New Madrid power outage totaled $17.5 million in the nine months ended September 30, 2009, which were offset entirely by insurance proceeds. The 33.1% decrease was mainly the result of lower shipment volumes for value-added products to external customers, offset by increases in the cost of raw materials.
Selling, general and administrative expenses
Selling, general and administrative expenses in the nine months ended September 30, 2009 were $51.7 million compared to $49.1 million in the nine months ended September 30, 2008, a 5.3% increase.
•
Selling, general and administrative expenses increased due to a $10.2 million increase in pension expense in the first nine months of 2009 compared to the first nine months of 2008 due to lower return on plan assets per our actuarial estimates. Additionally, we wrote off an unused mill in the downstream business resulting in $3.0 million of increased expenses.

•	Professional and consulting fees decreased $3.5 million year over year, as a result of our cost-saving initiatives.
•	Stock option modification costs in the first nine months of 2009 decreased from the prior years due to a modification of certain stock options resulting in a payout of $2.4 million during 2008.
•	All selling, general and administrative expenses associated with the power outage at New Madrid of $6.6 million were offset by insurance proceeds for the first nine months of 2009.
Goodwill and other intangible asset impairment
In connection with the preparation of our condensed consolidated financial statements for first quarter 2009, we concluded that it was appropriate to re-evaluate our goodwill and intangibles for potential impairment in light of the power outage at the New Madrid smelter and accelerated deteriorations of demand volumes in both our upstream and downstream segments. Based on our interim impairment analysis during first quarter 2009, we recorded an impairment charge of $2.8 million on trade names in the downstream segment and $40.2 million on goodwill in the downstream segment. We finalized certain valuations related to the goodwill impairment analysis during second quarter 2009, which did not result in any adjustments to the impairment charges recorded during first quarter. No further deterioration was noted in the third quarter 2009; therefore, no goodwill impairment testing was necessary at September 30, 2009. However, future impairment charges could be required if we do not achieve our cash flow, revenue and profitability projections.
Our analyses included assumptions about future profitability and cash flows of our segments, which we believe reflects our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges for either or both segments will be necessary during 2009. No further deterioration was noted in third quarter 2009; therefore, no goodwill impairment testing was necessary at September 30, 2009. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.

Excess insurance proceeds
We reached a $67.5 million settlement with our insurance carriers all of which has been received as of September 30, 2009. The settlement proceeds of $67.5 million were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled “Excess insurance proceeds” reflects the residual after applying the total proceeds recognized against losses incurred through September 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between proceeds recognized and claim-related costs incurred. We will continue to incur costs and may incur costs that exceed the total $67.5 million in proceeds.
Operating income (loss)
Operating loss in the first nine months of 2009 was $77.2 million compared to operating income of $109.0 million in the first nine months of 2008. The decrease relates to period-over-period sales margin (sales minus cost of sales) reductions of $184.1 million, and a $2.6 million increase in selling, general and administrative and other expenses.
•
Sales margin for the first nine months of 2009 was a $26.0 million loss compared to income of $158.1 million in the first nine months of 2008. This $184.1 million decrease resulted from the impact of a 42.8% decrease in realized MWTP coupled with a decrease in higher margin sales of value-added products and higher production costs (as a percent of sales) in the upstream business.

•	Selling, general and administrative expenses were $51.7 million in the first nine months of 2009 and were relatively stable compared to $49.1 million in the first nine months of 2008.
•	Operating income was also impacted by goodwill and other intangible asset impairment charges in the first nine months of 2009 of $43.0 million, offset by excess insurance proceeds of $43.5 million.
Interest expense, net
Net interest expense in the nine months ended September 30, 2009 was $42.6 million compared to $65.1 million in the nine months ended September 30, 2008, a decrease of $22.5 million. Decreased interest expense is related to lower LIBOR interest rates as well as lower average debt outstanding on the term B loan (due to the $24.5 million principal payment in April 2009) and the AcquisitionCo Notes and HoldCo Notes (due to the debt repurchases, discussed further below). These reductions in principal balance were partially offset by the increased revolver balance; however, the revolver maintains a lower interest rate than the HoldCo Notes and AcquisitionCo Notes.
(Gain) loss on hedging activities, net
Gain on hedging activities was $104.1 million in the nine months ended September 30, 2009 compared to the $50.5 million loss in the nine months ended September 30, 2008. We discontinued hedge accounting for our entire remaining aluminum fixed-price sale swaps on January 29, 2009. For the nine months ended September 30, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $149.3 million. As a result of the de-designation, $77.8 million was reclassified into earnings because it is probable that the original forecasted transactions will not occur.
Equity in net (income) loss of investments in affiliates
Equity in net (income) loss of investments in affiliates was a $79.0 million loss for the nine months ended September 30, 2009, compared to income of $3.9 million for the nine months ended September 30, 2008. This decrease was primarily attributable to impairment charges of $80.3 million during the first nine months of 2009.
Our analyses of impairment included assumptions about future profitability and cash flows of the joint ventures, which we believe reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results.

Gain on debt repurchase
For the nine months ended September 30, 2009, we repurchased $320.8 million principal aggregate amount of our outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $123.0 million, plus fees. Of this amount, we repaid $6.6 million of our revolving credit facility borrowings, resulting in our borrowing capacity being reduced $7.3 million to $242.7 million.
We recognized a gain of $193.2 million representing the difference between the reacquisition price and the carrying amount of repurchased debt.
Income tax expense (benefit)
Our effective income tax rates were approximately 63.0% for the nine months ended September 30, 2009 and 55.2% for the nine months ended September 30, 2008. The increase in the effective tax rates for the nine months ended September 30, 2009 and September 30, 2008 were primarily impacted by state income taxes, equity method investee income, the Internal Revenue Code Section 199 manufacturing deduction and goodwill impairment in 2009. Each interim period is considered an integral part of the annual period and tax expense is measured using the estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. For the nine months ended September 30, 2009 and September 30, 2008, we used the annual effective tax rate based on estimated ordinary income for the years ended December 31, 2009 and December 31, 2008, respectively.
As of September 30, 2009 and December 31, 2008, we had unrecognized income tax benefits (including interest) of approximately $11.3 million and $11.0 million, respectively (of which approximately $7.4 million, if recognized, would favorably impact the effective income tax rate). As of September 30, 2009, the gross amount of unrecognized tax benefits (excluding interest) increased by an immaterial amount. It is expected that the unrecognized tax benefits may change in the next twelve months; however, due to Xstrata’s indemnification of us for tax obligations related to periods ending on or before the acquisition date, we do not expect the change to have a significant impact on our results of operations or our financial position.
In April 2009, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata indemnified us for tax obligations related to periods ending on or before the acquisition date. Therefore, we do not anticipate that the IRS examination will have a material impact on our financial statements.
Net income (loss)
Net income was $36.5 million in the nine months ended September 30, 2009 compared to a $1.7 million loss in the nine months ended September 30, 2008. This $38.2 million increase was the net effect of the items described above.

Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operating activities and cash on hand. For the nine months ended September 30, 2009, cash provided by operating activities amounted to $230.4 million. At that date we had cash on hand of $256.5 million. Of our revolving credit facility’s (“the facility”) $242.7 million borrowing capacity, we had a drawn balance of $216.9 million and outstanding letters of credit of $24.2 million, resulting in $1.6 million available for borrowing under the facility at September 30, 2009.
We incurred substantial indebtedness in connection with our 2007 acquisition by Apollo. As of September 30, 2009, our total indebtedness was $1,020.9 million.
Our main continuing liquidity requirements will be to finance working capital, capital expenditures and acquisitions, and debt service. We believe that cash provided by operating activities plus available cash will be adequate to meet our short-term liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations to enable us to repay all of our indebtedness or to fund our other liquidity needs. In addition, certain events, such as a change of control, could require us to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
The following table sets forth consolidated cash flow information for the periods indicated:

	Nine months ended
	September 30,
	2008	2009
(in millions)	$	$
Cash provided by operating activities	111.7	230.4
Cash used in investing activities	(37.0)	(9.6)
Cash used in financing activities	94.7	(149.0)

Net change in cash and cash equivalents	169.4	71.8

Operating Activities
Cash provided by operating activities in the first nine months of 2009 reflected $119.7 million of proceeds from hedge terminations under our hedge settlement agreement with Merrill Lynch (the “H-SA”) and $18.0 million from reduction of working capital.
Investing Activities
Capital expenditures amounted to $32.2 million through September 2009 and $37.5 million in the comparable 2008 period. This amount is offset in 2009 by $11.1 million of cash acquired during the Joint Venture Transaction. $11.5 million of our capital spending in 2009 related to the New Madrid restart all of which was funded with insurance proceeds. Except for the New Madrid restart, we expect to devote our remaining 2009 capital expenditures primarily to maintenance spending.
Financing Activities
During the first nine months of 2009, our financing cash flows mainly reflected debt reduction. We utilized net proceeds from the H-SA to repurchase $320.8 million aggregate principal amount of our HoldCo and AcquisitionCo Notes for a total price of $123.0 million (plus transaction fees). Additionally, we made a required $24.5 million repayment of our term B loan and repaid $1.5 million of borrowings under our revolving credit facility.
We have made a permitted election under the indentures governing our HoldCo and AcquisitionCo Notes, to pay all interest due hereunder on November 15, 2009 entirely in kind.
In June 2008, we paid a $102.2 million dividend to our common stockholders.

Debt Ratings
Our debt facilities are rated as follows:

	Outstanding balance at	Ratings at
	September 30, 2009	November 13, 2009
(in millions)	$	Moody’s	S&P
HoldCo:
Senior Floating Rate Notes due 2014	68.0	Caa3	D
AcquisitionCo:
Term B loan due 2014	349.0	B2
Senior Floating Rate Notes due 2015	387.0	Caa2	D
Revolving credit facility	216.9	B2

Total debt	1,020.9

Covenant Compliance and Financial Ratios
Certain covenants contained in the credit agreement governing our senior secured credit facilities and the indentures governing our notes restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales) if we are unable to meet defined ratios: the Adjusted EBITDA to fixed charges (“fixed-charge coverage ratio”) and the net senior secured debt to Adjusted EBITDA (“leverage ratio”). In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness.
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
The relevant ratios and our performance against those ratios are summarized below:

Actual
		December 31,	September 30,
	Threshold	2008	2009(1)
HoldCo:
Senior Floating Rate Notes fixed charge coverage ratio(2)	Minimum 1.75 to 1	2.5 to 1	1.3 to 1
AcquisitionCo:
Senior Floating Rate Notes fixed charge coverage ratio(2)	Minimum 2.0 to 1	3.2 to 1	1.7 to 1
Term B loan and revolving credit facility leverage ratio(3)	Maximum 3.0 to 1(4)	1.9 to 1	3.2 to 1

(1)	Pro forma effect is given to adjusted EBITDA for ratio calculation purposes as if the Joint Venture Transaction had occurred at the beginning of the trailing four-quarter period.

(2)
Fixed charges are the sum of consolidated interest expenses and all cash dividend payments except for common stock dividends. Pro forma effect is given to any repayment or issuance of debt as if such transaction occurred at the beginning of the trailing four-quarter period. The table shows higher actual fixed charge coverage ratios for AcquisitionCo than for HoldCo because the calculation for AcquisitionCo does not include HoldCo’s interest expenses.

(3)
“Net senior secured debt”, as used in calculating the leverage ratio, means the amount outstanding under our term B loan plus the revolving credit facility, less “unrestricted cash” and “permitted investments” (as defined). At December 31, 2008, senior secured debt was $618.5 million and unrestricted cash and permitted investments amounted to $160.6 million, resulting in net senior secured debt of $457.9 million. At September 30, 2009, senior secured debt was $565.9 million and unrestricted cash and permitted investments aggregated $235.0 million, resulting in net senior secured debt of $330.9 million.

(4)	The Maximum ratio was 2.75 to 1 at December 31, 2008 and changed to 3.0 to 1 at January 1, 2009.
Our debt instruments contain no financial “maintenance” covenants. However, because we do not currently meet the ratios referenced above we generally may not currently incur additional debt (other than revolving credit facility borrowings), make acquisitions or certain other investments, pay dividends or retain proceeds from asset sales. These restrictions do not currently interfere with the day-to-day-conduct of our business. Consummation of our agreement with Century in respect of Gramercy and St. Ann was permissible under our debt agreements.

Under our debt instruments, “Adjusted EBITDA” means net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate related party management fees, certain charges resulting from the use of purchase accounting and specified other non-cash items of income or expense. For covenant compliance calculations, Adjusted EBITDA is computed on a trailing four-quarter basis.
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
The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Twelve months	Last twelve	Nine months	Nine months	Three months	Three months
	ended	months ended	ended	ended	ended	ended
	December 31,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2009	2008	2009	2008	2009
(in millions)	$	$	$	$	$	$
Net income (loss) for the period	(74.1)	(35.9)	(1.7)	36.5	(22.4)	4.3
Income tax (benefit) expense	(32.9)	31.4	(2.2)	62.1	(12.4)	12.2
Interest expense, net	88.0	65.6	65.0	42.6	19.8	12.6
Depreciation and amortization	98.2	83.8	74.0	59.6	24.6	19.1
Joint venture EBITDA(a)	13.2	12.3	9.4	8.5	4.0	1.2
LIFO adjustment(b)	(11.9)	(17.9)	31.2	25.2	(0.4)	16.5
LCM adjustment(c)	37.0	9.2	(7.6)	(35.4)	6.7	(20.0)
(Gain) loss on debt repurchase	1.2	(193.2)	1.2	(193.2)	—	(28.6)
New Madrid power outage(d)	—	(30.6)	—	(30.6)	—	(13.3)
Charges related to termination of derivatives	—	17.8	—	17.8	—	6.1
Non-cash hedging gains and losses(e)	47.0	(69.6)	36.4	(80.2)	35.3	1.1
Goodwill and other intangible asset impairment	25.5	68.5	—	43.0	—	—
Joint Venture impairment	—	80.3	—	80.3	—	—
Purchase accounting(f)	—	8.5	—	8.5		8.5
Other items, net(g)	43.7	49.0	19.9	25.2	5.4	8.9

Adjusted EBITDA	234.9	79.2	225.6	69.9	60.6	28.6

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

	Twelve months	Last twelve	Nine months	Nine months
	ended	months ended	ended	ended
	December 31,	September 30,	September 30,	September 30,
	2008	2009	2008	2009
(in millions)	$	$	$	$
Cash flow from operating activities	65.5	184.2	111.7	230.4
Loss on disposal of property, plant and equipment	(5.3)	(10.2)	(2.4)	(7.3)
Gain (loss) on hedging activities	(47.0)	52.5	(36.4)	63.1
Settlements from hedge terminations, net	—	(119.7)	—	(119.7)
Insurance proceeds applied to capital expenditures	—	11.5	—	11.5
Equity in net income of investments in affiliates	7.7	5.2	3.9	1.4
Stock compensation expense	(2.4)	(2.0)	(1.5)	(1.1)
Changes in deferred charges and other assets	(7.5)	4.9	(4.0)	8.4
Changes in pension and other long-term liabilities	(0.2)	(41.8)	9.6	(32.0)
Changes in asset and liabilities, net	(28.3)	(33.0)	(13.3)	(18.0)
Income tax expense (benefit)	40.5	16.2	7.7	(16.6)
Interest expense, net	82.9	39.3	61.2	17.5
Joint venture EBITDA(a)	13.2	12.3	9.4	8.5
LIFO adjustment(b)	(11.9)	(17.9)	31.2	25.2
LCM adjustment(c)	37.0	9.2	(7.6)	(35.4)
New Madrid power outage(d)	—	(30.6)	—	(30.6)
Non-cash hedging gains and losses(e)	47.0	(69.6)	—	(80.2)
Charges related to termination of derivatives	—	17.8	36.4	17.8
Purchase accounting(f)	—	8.5	—	8.5
Other items, net(g)	43.7	42.4	19.7	18.5

Adjusted EBITDA	234.9	79.2	225.6	69.9

(a)
Prior to the Joint Venture Transaction at August 31, 2009 our reported Adjusted EBITDA includes 50% of the net income of Gramercy and St. Ann, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates the following components of equity income to reflect 50% of the EBITDA of the joint ventures, for the following aggregated periods (in millions):

	Last twelve	Last twelve	Nine months	Nine months	Three months	Three months
	months ended	months ended	ended	ended	ended	ended
	December 31,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2009	2008	2009	2008	2009
	$	$	$	$	$	$
Depreciation and amortization	16.0	12.6	12.1	8.7	4.6	1.9
Net tax expense	(2.7)	(0.3)	(2.6)	(0.2)	(0.6)	(0.7)
Interest income	(0.1)	—	(0.1)	—	—	—
Impairment adjustment	—	—	—	—	—	—

Total joint venture EBITDA adjustments	13.2	12.3	9.4	8.5	4.0	1.2

(b)
Our New Madrid smelter and downstream facilities use the LIFO method of inventory accounting for financial reporting and tax purposes. This adjustment restates net income to the FIFO method by eliminating LIFO expenses related to inventory held at the New Madrid smelter and downstream facilities. Inventories at St. Ann and Gramercy are stated at lower of weighted average cost or market, and are not subject to the LIFO adjustment.

(c)	Reflects adjustments to reduce inventory to the lower of cost (adjusted for purchase accounting) or market value.

(d)	Represents the portion of the insurance settlement used for claim-related capital expenditures.

(e)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/ paid (in millions):

	Last twelve	Last twelve	Nine months	Nine months	Three months	Three months
	months ended	months ended	ended	ended	ended	ended
	December 31,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2009	2008	2009	2008	2009
	$	$	$	$	$	$
Aluminum swaps — fixed-price	5.3	(88.6)	18.9	(75.0)	10.7	(18.9)
Aluminum swaps — variable-price	8.0	35.9	(5.7)	22.2	(0.8)	3.2
Natural gas swaps	3.7	27.7	0.3	24.3	0.3	8.9
Interest rate swaps	6.0	10.1	0.6	4.7	—	—

Total	23.0	(14.9)	14.1	(23.8)	10.2	(6.8)

The previous table presents cash settlement amounts net of early terminations of fixed-price aluminum swaps and bond buybacks.

(f)	Represents impact from inventory step-up and other adjustments arising from adjusting assets acquired and liabilities assumed in the Joint Venture Transaction to their fair values.

(g)	Other items, net, consist of the following (in millions):

	Last twelve	Last twelve	Nine months	Nine months	Three months	Three months
	months ended	months ended	ended	ended	ended	ended
	December 31,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2009	2008	2009	2008	2009
	$	$	$	$	$	$
Sponsor fees	2.0	2.0	1.5	1.5	0.5	0.5
Pension expense — non-cash portion	3.8	9.1	0.7	6.0	0.5	2.3
Employee compensation items	5.4	2.4	4.4	1.4	0.4	0.4
Loss on disposal of property, plant and equipment	8.6	11.3	2.5	5.2	1.1	3.5
Interest rate swap	6.0	10.1	0.6	4.7	—	—
Consulting and non-recurring fees	9.3	4.7	8.3	3.7	1.6	1.0
Restructuring-project renewal	7.4	7.4	—	—	—	—
Other	1.2	2.0	1.9	2.7	1.3	1.2

Total	43.7	49.0	19.9	25.2	5.4	8.9

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Aluminum
In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the upstream business. Beginning in first quarter 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable position of our fixed-price sale swaps. The average margin per pound was $0.40 locked in as of September 30, 2009. To the extent we have entered into offsetting fixed-price swaps, we are no longer hedging our exposure to price risk. In addition, in March 2009, we entered into a hedge settlement agreement allowing us to monetize a portion of these hedges and use these proceeds to repurchase debt.
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
Effective January 1, 2008, we designated these contracts for hedge accounting treatment, and therefore, gains or losses resulting from the change in the fair value of these contracts were recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
As a result of the New Madrid power outage during the week of January 26, 2009, and in anticipation of fixed-price aluminum purchase swaps described below, we discontinued hedge accounting for all of our aluminum fixed-price sale swaps on January 29, 2009.
As of September 30, 2009, we had outstanding fixed-price aluminum sale and purchase swaps that were entered into to hedge aluminum shipments:

	Average hedged	Pounds hedged
	price per pound	annually
Year	$	(in thousands)
2009	1.09	72,268
2010	1.06	290,541
2011	1.20	272,570

		635,379

	Average hedged	Pounds hedged
	price per pound	annually
Year	$	(in thousands)
2010	0.70	245,264
2011	0.76	231,838

		477,102

The net asset for the 477,102 pounds of sale swaps offset by purchase swaps is $191.3 million.

Natural Gas
We purchase natural gas to meet our production requirements. These purchases expose us to the risk of changing market prices. To offset changes in the Henry Hub Index Price of natural gas, we entered into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. The natural gas financial swaps were not designated as hedging instruments. Accordingly, any gains or losses resulting from changes in the fair value of the financial swap contracts were recorded in (gain) loss on hedging activities in the consolidated statements of operations. The following table summarizes our fixed price natural gas swaps per year as of September 30, 2009:

	Average price per	Notional amount
Year	million BTU $	million BTU’s
2009	9.29	1,479
2010	9.00	4,012
2011	9.31	2,019
2012	9.06	2,023
Subsequent to September 30, 2009, we entered into additional purchase swaps with respect to a portion of our natural gas volume.
Interest Rates
We have floating-rate debt, which is subject to variations in interest rates. On August 16, 2007, we entered into an interest rate swap agreement to limit our exposure to floating interest rates for the periods from November 15, 2007 to November 15, 2011. The interest rate swap agreement was not designated as a hedging instrument. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contract are recorded in (gain) loss on hedging activities in the consolidated statements of operations. As of September 30, 2009, the fair value of that contract was a $19.9 million liability. The following table presents the interest rate swap schedule as of September 30, 2009:

Int Rate Swap values
Date	($ in millions)
11/16/2009	400.0
05/17/2010	250.0
11/15/2010	250.0
05/16/2011	100.0
11/15/2011	100.0
12/31/2011	—
Non-Performance Risk
Our derivatives were recorded at fair value, the measurement of which includes the effect of our non-performance risk for derivatives in a liability position, and of the counterparty for derivatives in an asset position. As of September 30, 2009, our $186.4 million of derivative fair value was in an asset position, which is net of a broker margin asset of $1.7 million. As such, in accordance with our master agreement described below, we used our counterparty’s credit adjustment for the fair value adjustment.
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
We have also entered into variable-priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements provide for us to establish margin accounts in favor of the broker. These margin account balances are netted in the settlement of swap liability. At September 30, 2009, the margin account balances were $1.7 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information

Item 5.02.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Amendment and Restatement of Certain Stock Options
In order to ensure that the stock options originally granted to certain Company employees, including Messrs. Smith and Lorentzen, continue to serve their intended retentive and incentive purposes, the Company entered into amended and restated stock option agreements with certain of its employees, including agreements with Messrs. Smith (covering 200,000 options) and Lorentzen (covering separate grants of 50,000 options and 6,750 options), which reduce the exercise prices of the underlying options and amend the vesting schedule of the options, as described below. The amended and restated option agreements reduce the exercise price of these options to $2.28 per share and provide that the 50% of the options which were originally scheduled to vest based upon Company’s investors’ realization of a specified level of investor internal rate of return will now vest based on continued service, with 15% scheduled to vest on each of the first and second anniversaries of the amendment and restatement date, 20% scheduled to vest on the third anniversary of the amendment and restatement date and 25% scheduled to vest on each of the fourth and fifth anniversaries of the amendment and restatement date.
Amendment of Smith and Lorentzen Employment Term Sheets
In connection with, and in order to reflect, the amendment and restatement of Messrs. Smith’s and Lorentzen’s stock option agreements, the Company entered into amendments to their respective employment term sheets. In the case of Mr. Lorentzen, the amendment is set forth in his amended and restated stock option agreement. The amendment to Mr. Smith’s term sheet extends the period during which Mr. Smith may be entitled to benefits in the event of an “Early CIC” (as defined in Mr. Smith’s term sheet) from the 18-month anniversary of his commencement of employment with the Company to the 60-month anniversary of his commencement of employment with the Company and provides that all of his stock options will receive the same treatment in the event of an Early CIC or other change in control of the Company. The amendment to Mr. Lorentzen’s term sheet caps the number of “Subsequent Shares” (as defined in Mr. Lorentzen’s term sheet) that he may purchase in the future at 5,750, and provides for time-based vesting of any future “Subsequent Options” (as defined in Mr. Lorentzen’s term sheet) that are granted to Mr. Lorentzen by the Company.
New Option and Subscription Agreements; Amendment and Restatement of Long-Term Incentive Plan
Including the actions described above, on November 12, 2009, the Company entered into an option agreement with Mr. Lorentzen, pursuant to which the Company granted Mr. Lorentzen options to purchase up to 17,000 shares of Company common stock at an exercise price of $2.28 per share, vesting, subject to Mr. Lorentzen’s continued service, as to 15% of the options on each of the first and second anniversaries of the date of grant, 20% of the options on the third anniversary of the date of grant and 25% of the options on each of the fourth and fifth anniversaries of the date of grant. Mr. Lorentzen’s new options are subject to partial or complete forfeiture in the event that he fails to purchase up to 8,000 shares of Company common stock at a purchase price of $2.28 per share within 30 days of the date of grant of the options. The Company entered into similar agreements with certain of its other employees. In connection with the Company’s entry into these agreements, the Company further amended and restated its 2007 Long-Term Incentive Plan (the “LTIP”) to increase the number of shares of Company common stock reserved for grant under the LTIP from 1,500,000 shares to 1,900,000 shares.

Item 6. Exhibits

10.1	Amended and Restated Noranda Aluminum Holding Corporation Long-Term Incentive Plan, dated November 12, 2009.

10.2	Amendment to the Management Equity Investment and Incentive Term Sheet, dated November 12, 2009, between Noranda Aluminum Holding Corporation and Layle K. Smith.

10.3	Amended and Restated Non Qualified Stock Option Agreement, dated November 12, 2009, between Noranda Aluminum Holding Corporation and Layle K. Smith.

10.4	Amended and Restated Non Qualified Stock Option Agreement, dated November 12, 2009, between Noranda Aluminum Holding Corporation and Kyle D. Lorentzen.

10.5	Form of Amended and Restated Non Qualified Stock Option Agreement, (Management Holders).

10.6	Form of Non Qualified Stock Option Agreement (Management Holders).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION
Date: November 13, 2009	/s/ Robert B. Mahoney
Robert B. Mahoney
Chief Financial Officer