Form 10-K
period 2009-12-31
Noranda Aluminum Holding CORP
filed 2010-03-02
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                      .

Commission file number: 333-148977

NORANDA ALUMINUM HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8908550
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

801 Crescent Centre Drive, Suite 600 Franklin, TN 37067	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 771-5700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

There is no established public trading market for the registrant’s common stock. As of January 31, 2010, there were 21,876,416 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

None

NORANDA ALUMINUM HOLDING CORPORATION

Glossary of Selected Terms

“Noranda,” the “company,” “we,” “our,” and “us” means collectively (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the consummation of the Apollo Acquisition and (2) Noranda HoldCo and its subsidiaries on a consolidated basis (including Noranda Aluminum, Inc.) after the completion of the Apollo Acquisition.

“AcquisitionCo Notes” means our senior floating rate notes due 2015 issued by Noranda AcquisitionCo.

“Apollo” means investment funds affiliated with, or co-investment vehicles managed indirectly by, Apollo Management L.P., including Apollo Investment Fund VI, L.P., along with its parallel investment funds.

“Apollo Acquisition” means the May 18, 2007 acquisition by Apollo of the Noranda aluminum business of Xstrata.

“Apollo Transactions” means collectively the Apollo Acquisition and related financings.

“Century” means Century Aluminum Company together with its subsidiaries.

“DMT” means dry metric tonnes.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“FIFO” means the first-in, first-out method of valuing inventory.

“GHG” means greenhouse gases.

“GOJ” means the Government of Jamaica.

“Gramercy” means our wholly owned alumina refinery in Gramercy, Louisiana.

“HoldCo Notes” means our senior floating rate notes due 2014 issued by Noranda HoldCo.

“Joint Venture Transaction” means the transaction, consummated on August 31, 2009, whereby Noranda became sole owner of Gramercy and St. Ann.

“kMts” means kilometric tonnes.

“LIFO” means the last-in, first-out method of valuing inventory.

“LME” means the London Metals Exchange.

“Midwest Transaction Price” or “MWTP” is equal to the LME price of primary aluminum plus a Midwest premium.

“NBL” means Noranda Bauxite Limited, a Jamaican private limited company and wholly owned subsidiary of Noranda HoldCo.

“New Madrid” means our aluminum smelter near New Madrid, Missouri.

“NJBP” means Noranda Jamaica Bauxite Partnership, a Jamaican partnership owned 51% by the GOJ and 49% by NBL.

“Noranda 2007 Long-Term Incentive Plan” means the Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan.

“Noranda AcquisitionCo” means Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries.

“Noranda HoldCo” means Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries.

“Notes” means, collectively, the AcquisitionCo Notes and the HoldCo Notes.

“OEM” means original equipment manufacturer.

“Pre-predecessor” means financial information (including results of operations, cash flows and financial information) as of and for the year ended December 31, 2005 and for the period from January 1, 2006 to August 15, 2006 for Noranda Aluminum Inc. on a basis reflecting the historical carrying values of Noranda Aluminum, Inc. prior to the Xstrata Acquisition.

“Predecessor” means financial information (including results of operations, cash flows and financial information) for the periods from August 16, 2006 to December 31, 2006 and from January 1, 2007 to May 17, 2007, and as of December 31, 2006 for Noranda Aluminum, Inc. on a basis reflecting the stepped-up values of Noranda Aluminum, Inc. prior to the Apollo Acquisition, but subsequent to the Xstrata Acquisition.

“Securities Act” means the Securities Act of 1933, as amended.

“Special Dividend” means the June 2007 dividend to Noranda stockholders, along with the related financing.

“St. Ann” means our bauxite mining operation in Jamaica.

“Successor” means financial information (including results of operations, cash flows and financial information) for the period from May 18, 2007 to December 31, 2007 and as of December 31, 2007, as of and for the years ended December 31, 2008 and 2009 for Noranda HoldCo on a basis reflecting the impact of the purchase allocation of the Apollo Acquisition, reflecting financial condition for Noranda Aluminum Holding Corporation on a basis reflecting impact of purchase allocation of the Apollo Acquisition.

“U.S. GAAP” means generally accepted accounting principles in the United States.

“Xstrata” means Xstrata (Schweiz) AG.

“Xstrata Acquisition” means the August 15, 2006 acquisition by which Noranda Aluminum, Inc. became Xstrata’s wholly owned subsidiary.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are based upon information available to us on the date of this report.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this report, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:

•	our substantial indebtedness and the possibility that we may incur more indebtedness;

•	the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in our earnings and cash flows;

•	a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of our products;

•	losses caused by disruptions in the supply of electrical power;

•	delays in restoring our New Madrid smelter to full capacity;

•	fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products;

•	the effectiveness of our hedging strategies in reducing the variability of our cash flows;

•	the effects of competition in our business lines;

•	the relative appeal of aluminum compared with alternative materials;

•	our ability to retain customers, a substantial number of which do not have long-term contractual arrangements with us;

•	our ability to fulfill our business’s substantial capital investment needs;

•	the cost of compliance with and liabilities under environmental, safety, production and product regulations;

•	natural disasters and other unplanned business interruptions;

•	labor relations (i.e., disruptions, strikes or work stoppages) and labor costs;

•	unexpected issues arising in connection with our operations outside of the United States;

•	our ability to retain key management personnel;

•	our expectations with respect to our acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions; and

•	the ability of our insurance to cover fully our potential exposures.

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

Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) “Noranda HoldCo” refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) “Noranda AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) “Noranda,” the “Company,” “we,” “our,” and “us” refer collectively to (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the Apollo Acquisition, and (2) Noranda HoldCo and its subsidiaries on a consolidated basis after the completion of the Apollo Acquisition, (d) “HoldCo Notes” refer to our senior floating rate notes due 2014 issued by Noranda HoldCo, and (e) “AcquisitionCo Notes” refer to senior floating rate notes due 2015 issued by Noranda AcquisitionCo.

Overview

We are a leading North American integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two businesses: our primary metals, or upstream business, and our rolled products, or downstream business. Our upstream business consists of our aluminum smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our vertically integrated bauxite mine and alumina refinery. New Madrid has annual production capacity of approximately 580 million pounds (263,000 metric tonnes), which represented more than 15% of total 2009 U.S. primary aluminum production, based on statistics from the Aluminum Association. Our downstream business is one of the largest aluminum foil producers in North America and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on our production mix.

Our upstream business is one of the largest U.S. producers of primary aluminum. We believe our combination of captive alumina and bauxite, secure electric power and strategically located assets gives us meaningful operational flexibility. Our bauxite mining operation in Jamaica, which we refer to as “St. Ann,” provides a secure source of bauxite to our wholly owned alumina refinery in Gramercy, Louisiana, which we refer to as “Gramercy.” Gramercy provides a strategic supply of alumina to our New Madrid smelter at costs below recent spot market prices for alumina. Because our captive alumina and bauxite production capacity exceeds our internal requirements, we also sell these raw materials to third parties. The margin from these sales effectively lowers the cost of our alumina supply. In addition, we have a long-term, secure power contract at New Madrid that extends through 2020. We believe this contract gives Noranda an advantage over aluminum smelters facing frequent power shortages or disruptions. In addition, our power costs are not linked to London Metals Exchange aluminum prices, unlike the power costs of some of our competitors, particularly in North America.

Primary aluminum is a global commodity and its price is set on the London Metals Exchange, or the “LME.” Due to a long-term domestic supply deficit in the U.S. and transportation costs, our primary aluminum products typically earn a Midwest U.S. premium on top of the LME price, the sum of which is known as the Midwest Transaction Price, or the “MWTP.” In addition, we typically sell a majority of our primary aluminum shipments in the form of value-added products, such as billet, rod and foundry, which include a fabrication premium over the MWTP. We also have the flexibility to direct primary aluminum volumes to our downstream rolling mills, on an arm’s-length basis, when demand is weak for our value-added end-products. This helps to ensure a steady demand for all of our upstream production.

Our downstream business is a low-cost domestic producer of aluminum rolled products. We own and operate four rolling mills, including the West plant in Huntingdon, Tennessee, which is recognized as one of the most advanced rolled aluminum production facilities in North America. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills with the flexibility to serve a diverse range of end-users. We believe that this flexibility, when combined with our strong customer service, product quality and strategic sales support, has allowed our downstream business to gain market share during a period of weakness in end-market demand. The downstream business prices its products at the MWTP plus a fabrication premium. Therefore, notwithstanding periodic metal margin gains or losses during times of volatility in aluminum prices, our downstream earnings are substantially insulated from fluctuations in primary aluminum prices. As a result, the downstream business’s performance is predominantly driven by fluctuations in volumes and the fabrication premiums we are able to achieve. The geographic proximity of our upstream and downstream businesses creates a further degree of vertical integration, providing for additional operational flexibility.

Company History

The Apollo Acquisition. Noranda HoldCo and Noranda AcquisitionCo were formed on March 27, 2007 by investment funds affiliated with, or co-investment vehicles managed indirectly by, Apollo Management, L.P., including Apollo Investment Fund VI, L.P.

(collectively “Apollo”), along with its parallel investment funds, to acquire a portion of the aluminum business of Xstrata (Schweiz) AG (“Xstrata”). The Apollo Acquisition was completed on May 18, 2007, when Noranda AcquisitionCo acquired the stock of a subsidiary of Xstrata that held the Noranda aluminum business. As used in this report, the term “Apollo Transactions” means, collectively, the May 18, 2007 acquisition by Apollo of the Noranda aluminum business.

Upon completion of the Apollo Acquisition, Apollo and certain members of management became the owners of all of the outstanding equity interests of Noranda HoldCo. Noranda AcquisitionCo is a wholly owned subsidiary of Noranda HoldCo.

The Joint Venture Transaction. On August 31, 2009, we completed a transaction, which we refer to as the “Joint Venture Transaction,” whereby we became the sole owner of the alumina and bauxite production joint ventures, Gramercy and St. Ann, respectively, that we had operated since 2004 with Century Aluminum Company (together with its subsidiaries, “Century”). In consideration for its ownership share, Century was forgiven certain liabilities to the alumina joint venture and was released from all agreements and obligations of the joint ventures. In addition, as part of the Joint Venture Transaction, we agreed to sell to Century approximately 190,500 metric tonnes of alumina through 2010, with the first 125,000 metric tonnes sold at a fixed price and the reminder sold at prices indexed to the LME price.

Primary Metal — Upstream Business

Business Overview. The upstream business is vertically integrated with operations in bauxite mining, alumina refining and aluminum smelting.

The process of making aluminum is power intensive and requires a large amount of alumina (aluminum oxide), which is derived from the raw material bauxite. Approximately four pounds of bauxite are required to produce approximately two pounds of alumina, and two pounds of alumina will produce approximately one pound of aluminum.

In January 2009, an ice storm disrupted the power grid throughout Southeastern Missouri. The resulting power outage disabled two of New Madrid’s three production lines, initially reducing our daily production to 25% of pre-outage levels. This event had a substantial negative impact on our 2009 operating results. As of February 25, 2010, New Madrid was producing at 95% of capacity, up from 70% during the last three months of 2009. We are currently scheduled to return daily production to 100% of capacity during the first quarter of 2010. We reached a settlement with our insurance providers of approximately $67.5 million, all of which has been received.

The following chart presents our New Madrid smelter’s historical operating rates, as a percentage of capacity:

New Madrid Primary Aluminum Smelter. All of our primary aluminum production occurs at our smelter in New Madrid, which produces approximately 580 million pounds (263,000 metric tonnes) of primary aluminum annually at full capacity, accounting for approximately 15% of total 2009 United States primary aluminum production. New Madrid is strategically located as the closest Midwest facility to a supply of alumina. It is also located in an area with abundant sources of electrical power. See “— Raw Materials and Supply” below. The smelter was built in 1971 and underwent significant capacity expansions in 1976, 1983 and 2001. The smelter is located aside the Mississippi River near New Madrid, Missouri. It occupies 250 acres, including 44 acres under roof, of the 4,200 acre St. Jude Industrial Park, the largest industrial park in the State of Missouri. Noranda owns and manages approximately 2,600 acres of the St. Jude Industrial Park, providing us land for either expansion or sale to prospective tenants.

The smelter is fully integrated with its own raw material unloading facility, environmental control systems and aluminum reduction plant, including carbon anode fabrication. New Madrid has three production lines. This diversity of lines facilitates the maintenance of steady production levels near full capacity, and in rare instances of severe production threats, helps insulate us from complete plant shutdowns.

The plant site also includes a fabrication facility for the production of continuous cast rod, extrusion billet and foundry ingot. This business converts molten aluminum into value-added products. The fabrication facility has the capacity to produce annually approximately 160 million pounds of rod, used mainly for electrical applications and steel de-oxidation; 286 million pounds of extrusion billet, used mainly for building construction and architectural and transportation applications; and 75 million pounds of foundry ingot, used mainly for transportation. During 2008, New Madrid produced 18% of the rod manufactured in North America and supplied 9% of North American primary extrusion billet. Molten aluminum that is not used in these product lines is produced as primary ingots for transfer to our downstream business or sale to other aluminum fabricators.

During 2009, approximately 60% of our value-added products were sold at the prior month’s MWTP plus a fabrication premium. Our major target customers are located in the Midwestern United States and Mexico, with 77% of these customers within one-day truck delivery. As of December 31, 2009, we employed approximately 900 people at New Madrid.

Competition. The market for primary aluminum is diverse and highly competitive. We believe that we compete on the basis of price, quality, timeliness of delivery and customer service, with our focus on the latter three areas. We also compete on a global basis with other producers and other materials on the basis of production. The marginal cost of these producers who are in the highest cost quartile is one factor in determining the market price for aluminum. Aluminum also competes with other materials such as steel, plastic, copper, titanium and glass, based upon functionality and relative pricing.

Raw Materials and Supply. Energy and alumina are the main cost components for primary aluminum production.

Energy. The smelter is located in an area with abundant sources of electrical power. New Madrid has a power purchase agreement with Ameren, pursuant to which New Madrid has agreed to purchase substantially all of its electricity from AmerenUE (Missouri’s largest electric utility) through May 2020. This contract is for regulated power and cannot be altered without the approval of the Missouri Public Service Commission. Ameren applied for an 18% rate increase in July 2009 and we expect a ruling from the Missouri Public Service Commission not later than June 24, 2010. If Ameren is fully successful in its rate request, New Madrid’s costs will increase by as much as $25 million annually.

Our Gramercy refinery has contracts with two local suppliers of natural gas, Coral Energy Resources, L.P. and Atmos Energy Marketing, LLC, which each expire on April 30, 2010. These are annual contracts which have been successfully renegotiated in the past. These contracts guarantee a secure supply of natural gas at a price based on the Henry Hub Index plus transportation and pipeline costs. In addition, our contract with Atmos provides security in case of a short-term supply emergency (such as a hurricane or other force majeure situation), by granting Gramercy the option to obligate Atmos to utilize its storage assets to supply Gramercy’s full natural gas supply requirements.

Fuel is a substantial component of the cost structure at our St. Ann bauxite mine and is generally linked to the price of oil. Our fuel costs may fluctuate, and we may not be able to mitigate the effect of higher fuel costs. Any increases in fuel costs could cause our operating costs to increase and negatively affect our financial condition, results of operations and cash flows.

Raw Materials. Our upstream business is fully integrated from bauxite to alumina to primary aluminum metal, ensuring security of raw material supply at long-term competitive costs. Our aluminum smelter in New Madrid, Missouri receives substantially all of its alumina requirements from Gramercy. We believe New Madrid has a freight cost advantage relative to other smelters because of the proximity of Gramercy to St. Ann and New Madrid to Gramercy. We believe our location allows New Madrid to internally source its alumina from Gramercy at a lower freight cost than other U.S. based smelters.

At the Gramercy refinery, bauxite is chemically refined and converted into alumina, the principal raw material used in the production of primary aluminum. Extensive portions of the Gramercy refinery were rebuilt and modernized from 2000 through 2002. Gramercy has an annual production capacity of 1.2 million metric tonnes of alumina, approximately 40% of which is supplied to our New Madrid facility. The Gramercy refinery is the source for the vast majority of New Madrid’s alumina requirements. New Madrid purchases alumina from time to time from third parties, but the quantities are minimal. The remaining alumina production at the Gramercy refinery that is not taken by New Madrid is in the form of smelter grade alumina and alumina hydrate, or chemical grade alumina, margins on which effectively reduce the cost of New Madrid’s alumina supply.

Bauxite is the principal raw material used in the production of alumina and substantially all of the bauxite used at our Gramercy refinery is purchased from St. Ann. We transport bauxite from St. Ann to Gramercy by oceangoing vessels, which are the only available means of transportation. We currently have a contract through December 2010 (with an option to renew through December 2011) with a third party for bauxite ocean vessel freight, which contains price adjustment clauses related to the cost of fuel. The contract was negotiated in 2006 based upon a tendering process that included identifying the availability of vessels equipped to carry bauxite in the volumes and frequencies required and related costs.

We operate the St. Ann bauxite mine through Noranda Bauxite Limited, which we refer to as “NBL,” a Jamaican private limited company and wholly owned subsidiary of Noranda HoldCo, formerly known as St. Ann Bauxite Limited. NBL’s bauxite mining assets consist of: (1) a concession from the Government of Jamaica, or “GOJ,” to mine bauxite in Jamaica through 2030 and (2) a 49% interest in Noranda Jamaica Bauxite Partnership, or “NJBP,” which holds the physical mining assets and conducts the mining and related operations pursuant to the concession. The GOJ owns the remaining 51% of NJBP. The physical mining assets consist primarily of rail facilities, other mobile equipment, dryers and loading and dock facilities. The age and remaining lives of the mining assets vary and they may be repaired or replaced from time to time as part of NJBP’s ordinary capital expenditure plan. Under the terms of the GOJ concession, NJBP mines the land covered by the concession and the GOJ retains surface rights and ownership of the land. The GOJ granted the concession and entered into other agreements with NBL for the purpose of ensuring the Gramercy plant will have sufficient reserves to meet its annual alumina requirements and existing or contemplated future obligations under third-party contracts. Under the concession, NBL is entitled annually to ship 4.5 million dry metric tonnes (“DMT”) of bauxite from mining operations in the specified concession area through September 30, 2030. The GOJ is required to provide additional concessions if the specified concession does not contain sufficient quantities of commercially exploitable bauxite. NBL is responsible for reclamation of the land that it mines. In addition, NBL assumed reclamation obligations related to operations prior to the acquisition of the St. Ann mining operations from Kaiser Aluminum & Chemical Company in 2004. The outstanding reclamation liability at December 31, 2009 was $8.9 million.

Pursuant to an establishment agreement that governs the relationship between NBL and the GOJ, NBL manages the operations of the partnership (NJPB), pays operating costs and is entitled to all of its bauxite production. NBL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite mined, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, which was waived for certain historical periods, but which is applicable in 2009 and future periods, and (v) certain fees for lands owned by the GOJ that are covered by the concession. In calculating income tax on revenues related to sales to our Gramercy refinery, NBL uses a set market price, which is negotiated periodically between NBL and the GOJ. At the end of 2009, we and the GOJ reached an agreement setting the fiscal regime structure for NBL’s bauxite mining operations through December 31, 2014. The agreement covers the fiscal regime, as well as NBL’s commitment for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014.

Currently, approximately 60% of the bauxite from St. Ann is refined into alumina at our Gramercy refinery, and the remainder is sold to Sherwin Alumina Company through a contract expiring in December 2010. This is an annual contract, which has been successfully renegotiated in the past. The margins from these third-party sales effectively reduce the net cost of bauxite transferred to Gramercy. During the years ended December 31, 2007, 2008 and 2009, St. Ann mined 4.5 million, 4.5 million and 3.2 million DMTs of bauxite, respectively.

Sales and Marketing; Customers. We employ a sales force consisting of inside and outside salespeople. Inside salespeople are responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Our outside sales force is responsible for identifying potential customers and calling them to explain our services, as well as maintaining and expanding our relationships with our current customers. The sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.

Our sales and marketing focus is on the identification of original equipment manufacturers, or “OEMs,” and other metals end-users that could achieve significant cost savings through the use of our inventory management, value-added processing, just-in-time delivery and other services. We use a variety of methods to identify potential customers, including the use of databases, direct mail and participation in manufacturers’ trade shows. Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers. Once a potential customer is identified, our outside salespeople assume responsibility for visiting the appropriate contact, typically the vice-president of purchasing or operations and business owners.

All of our value-added (billet, foundry, rod) sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product. We have a diverse customer base, with no single customer accounting for more than 9% of our net sales in each of the last three full fiscal years. In 2009, our ten largest customers represented 44% of our net upstream sales.

Rolling Mills — Downstream Business

Business Overview. Our downstream business is an integrated manufacturer of aluminum foil and light sheet. Our rolling mills are located in the southeastern United States, in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas, with a combined maximum annual production capacity of 410 to 495 million pounds, depending on our production mix. Our products include heavy gauge foil products such as finstock and semi-rigid container stock, light gauge converter foils used for packaging applications, consumer foils and light gauge sheet products such as transformer windings and building products. We primarily sell our products to OEMs of air conditioners, transformers, semi-rigid containers and foil packaging, most of whom are located in the eastern and central part of the United States. Our plants are well situated to serve these customers and approximately 66% of sales are within a one-day delivery distance, resulting in freight savings and customer service benefits. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills the flexibility to serve a diverse range of end-uses while maintaining a low cost base. Our downstream business maintains a continuous improvement philosophy rooted in a Six Sigma culture to minimize variation and helps optimize manufacturing and related processes. Additionally, the Huntingdon site has ISO 9001-2000 certification from the International Organization for Standardization with regards to its quality management system.

Our products are produced at our four rolling mill facilities:

Plant	Location	Maximum Capacity	Products
(in pounds)

Huntingdon — West	Huntingdon, TN	235 million	Finstock, container stock, intercompany reroll and miscellaneous heavy gauge products

Huntingdon — East	Huntingdon, TN	130 million	Finstock, transformer windings, household foil, and miscellaneous heavy gauge products

Salisbury	Salisbury, NC	95 million	Light gauge products including flexible packaging, finstock, lithographic sheet, intra company reroll and miscellaneous leveled products

Newport	Newport, AR	35 million	Light gauge products including flexible packaging

Total		495 million(1)

(1)	Capacity includes intra-company reroll. Based on production mix at December 31, 2009, effective annual capacity of our rolling mills is 410 million pounds.

Products. Aluminum foil has several outstanding characteristics that account for a wide range of commercial applications:

•	long life—the aluminum surface has a natural hard, transparent layer of oxide which substantially precludes further oxidation;

•	high electrical and thermal conductivity;

•	nontoxic and nonabsorbent;

•	excellent moisture barrier even at thicknesses less than the diameter of a human hair;

•	light weight;

•	highly reflective and attractive in appearance;

•	“dead fold” for packaging applications;

•	the most plentiful metal in the earth’s crust;

•	the most recycled packaging material in the world; and

•	attractive cost-to-weight ratio compared to other metals such as copper and tin.

We have a variety of distinctive product and service capabilities, providing us with a strong competitive position. Our main product lines are the following:

•

Finstock: Bare aluminum foil and sheet ranging in gauge from 0.002 inches to 0.007 inches is widely used as a heat exchanger in air conditioners because it provides more heat transfer area per unit of cost than any other material. Aluminum sheet and foil finstock are used in commercial, residential and automotive applications.

•

Semi-Rigid Containers: These products are typically made with harder alloys than finstock, although the range of gauges is similar, encompassing both foil and light sheet. Formed, disposable aluminum containers are among the most versatile of all packages and are widely used for pre-packaged foods, easily withstanding all normal extremes of heating and freezing.

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

        We price our products at the MWTP plus a negotiated fabrication premium. The cost of primary metal is passed through to customers; therefore, our profitability is largely insulated from movement in aluminum prices except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. We use both primary aluminum, which is sourced from various smelters, and discounted metal units, which usually take the form of scrap or recycled scrap ingot. We seek to maximize profitability by optimizing both the mix of rolled products produced and the prime-to-scrap ratio in our metal feed. Historically, approximately 15% of our upstream business’ primary aluminum production is shipped to our downstream mills, providing security of supply to our downstream facilities, and allowing us to take advantage of short-term surges in demand.

Competition. The aluminum rolled products market is highly competitive. We face domestic competition from a number of companies in the markets in which we operate. Our primary competitors are JW Aluminum Company, Aleris International Inc. and Hindalco Industries Limited. Some of our competitors are substantially larger, have more diversified operations, and compete in product lines in which we do not operate. We also face competition from imports, mainly from Asia. The factors influencing competition vary by region and end-use, but we generally compete on the basis of price, product quality, the ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service.

In addition to competition from within the aluminum rolled products industry, the industry faces competition from non-aluminum materials. In the packaging market, aluminum rolled products’ primary competitors are plastics and cardboard. However, for our most important heat exchanger customers, usage of aluminum finstock is well entrenched because we believe no other material offers more favorable economics. Factors affecting competition with substitute materials include technological innovation, relative prices, ease of manufacture, consumer preference and performance characteristics.

Raw Materials and Supply. The principal raw materials that we use in rolled products manufacturing include primary aluminum, recycled aluminum and alloying elements. Total metal units purchased in 2009 were approximately 305 million pounds. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities, which is a significant component of our non-metal conversion costs.

In the downstream business, natural gas and electricity represented 100% of our energy consumption in 2009. Fuel oil can be used at our Salisbury plant as a substitute for natural gas, but was not consumed in 2009. The majority of energy usage occurs during the melting/casting process in the form of natural gas. Most of our electricity is consumed in the cold rolling process. We purchase our natural gas on the open market. Recent emergence of natural gas supply in the U.S. has led to increased availability and therefore lower prices in 2009, resulting in decreases to our energy costs. The forward natural gas purchase contracts we have at times entered into help mitigate gas price volatility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk” for a summary of the price and quantity of these contracts.

Electricity is purchased through medium-term contracts at competitive industrial rates from regional utilities supplied through local distributors. Supply has been reliable at all plants.

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

Our downstream business has a diverse customer base. Prior to 2009, no single customer accounted for more than 10% of our net sales in each of the last three years. At December 31, 2009, one customer represented 13% of downstream net sales. In 2009, our ten largest downstream customers represented 56% of downstream net sales. Of our ten largest customers, we have done business with eight for ten years or more, and with six for 20 years or more.

Facilities. We operate four plants at three locations in the southeastern United States. Our divisional offices, which consist of leased office space aggregating to approximately thirty thousand square feet, are located at our corporate headquarters in Franklin, Tennessee. As of December 31, 2009, the number of employees at our Huntingdon, Tennessee, Salisbury, North Carolina, and Newport, Arkansas, facilities was 357, 147 and 98, respectively.

•

Huntingdon. Our largest production site is in Huntingdon, Tennessee, with a maximum annual capacity of up to 365 million pounds, depending on production mix. The Huntingdon site is subject to a long-term lease arrangement with the Industrial Development Board of the Town of Huntingdon, pursuant to which we functionally own the facility and can acquire legal title for the nominal sum of $100. The site includes a long established casting and rolling facility which was built in 1967 and acquired from Archer Aluminum by Noranda in 1979, which we refer to as the East plant. Construction began on a second plant in 1998 and production started in 2000 at a capital cost of $238 million, which we refer to as the West plant. The two plants are physically separate, but are operated with shared administration and maintenance personnel, and with some sharing of production capabilities. According to CRU, an independent consultancy group focused in part on the mining and metals sectors, the Huntingdon — West facility is one of the most advanced rolled aluminum production facilities in North America, and has the lowest conversion cost (excluding metal) for foil stock production in North America.

•

Salisbury. This plant was originally constructed in 1965 and has a maximum annual capacity of up to 95 million pounds, depending on production mix. The Salisbury plant is one of the largest U.S. producers of intermediate width light gauge product (0.000X inches thickness), typically sold to customers who laminate the foil with paper, plastic or cardboard used in flexible packaging applications such as juice boxes. The facility also has a “tension leveling” line which enables production of lithographic sheet, a higher margin item used in the printing industry.

•

Newport. The Newport plant is a rolling and finishing operation only and relies on intermediate gauge “reroll” supplied by Salisbury or Huntingdon. The Newport plant has a maximum annual capacity of up to 35 million pounds, depending on production mix.

Seasonality

We do not experience significant seasonality of demand. Our power contracts have seasonally adjusted pricing which results in fluctuations in our cost of production; the rates from June to September are approximately 45% higher than the rates from October to May.

Employees

As of December 31, 2009, we employed approximately 2,700 persons. On February 26, 2010, we announced a workforce and business process restructuring in our U.S. operations that is expected to generate savings of approximately $8 million to $10 million annually through reduced operating costs and improved operating efficiencies. The U.S. workforce restructuring plan reduced headcount by 89 employees through a combination of voluntary retirement packages and involuntary terminations. Substantially all activities associated with this workforce reduction have been completed as of the time of the announcement. We estimate these actions will result in approximately $6 million to $8 million of pre-tax charges to be recorded in the first quarter of 2010, primarily due to one-time termination benefits and pension benefits. Substantially all of these charges will result in cash expenditures.

As of December 31, 2009, approximately 1,900 of our employees (or 70%) at various sites were members of the following unions: the United Steelworkers of America; the International Association of Machinists and Aerospace Workers; the University and Allied Workers Union (“UAWU”); and the Union of Technical, Administrative and Supervisory Personnel (“UTASP”). Within the consolidated business segments, there has not been a labor disruption at any of the facilities since 1996. Within Gramercy and St. Ann, approximately 75% and 95% of the workforce is unionized, respectively. Since we formed the joint venture in 2004, our management has successfully negotiated a labor contract with the United Steelworkers of America at Gramercy and labor contracts with each of the three Jamaica-based unions at St. Ann.

We are a party to six collective bargaining agreements that expire at various times. Agreements with two unions at St. Ann expire in May and December 2010, respectively. We are currently in the process of formalizing a third union contract at St. Ann. Our agreement with the union at Gramercy expires in September 2010. All other collective bargaining agreements expire within the next five years. A new collective bargaining agreement at our Salisbury plant became effective November 20, 2009. During 2009, we received a claim from the UAWU in Jamaica which alleges that we failed to properly negotiate with the union in advance of declaring approximately 150 UAWU members redundant. We are contesting the claim vigorously and believe that our position will prevail. As such, we have not recorded a liability related to this allegation.

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

Additional Information

Noranda Aluminum Holding Corporation was incorporated in Delaware on March 27, 2007. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.

You may obtain copies of the information and documents incorporated by reference in this report at no charge by writing or telephoning us at the following address or telephone number:

Noranda Aluminum Holding Corporation

801 Crescent Centre Drive, Suite 600

Franklin, TN 37067

Attention: Robert Mahoney

Chief Financial Officer

(615) 771-5700

We also maintain an Internet site at http://www.norandaaluminum.com. We will, as soon as reasonably practicable after the electronic filing of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports if applicable, make available such reports free of charge on our website. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into our annual report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition and operating results could be materially adversely affected. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business

Cyclical fluctuations in the primary aluminum industry cause variability in our earnings and cash flows.

Our operating results depend on the market for primary aluminum, a cyclical commodity with prices subject to global market forces of supply and demand and other related factors. Such factors include speculative activities by market participants, production activities by competitors, political and economic conditions, and production costs in major production regions. A substantial increase in primary aluminum production capacity could further affect prices. Prices have been historically volatile. Over the past ten years, the average daily LME settlement price has ranged from a low of $0.52 per pound in 1999 to a high of $1.49 per pound in July 2008.

Beginning in the second half of 2008, global economic contraction severely impacted the aluminum industry. Driven by significant weakness in end-use markets such as housing and transportation, aluminum prices experienced a profound decline. During that contraction, the monthly average LME price dropped from a peak of $1.49 in July 2008, to a low of $0.57 in February 2009. The decline in LME price to levels at which our production cash costs were higher than our primary metal selling prices had a significant negative impact on our financial results. Since then, LME prices have risen to $1.00 as of December 31, 2009. If LME prices drop significantly, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We have hedged our exposure to the volatility of LME prices for only approximately 8% and 7% of our expected cumulative primary aluminum shipments for 2010 and 2011, respectively. If we do not undertake further hedging activities, we will continue to have price risk with respect to the unhedged portion of our primary aluminum shipments. A prolonged downturn in prices for primary aluminum could significantly reduce the amount of cash available to us to meet our current obligations and fund our long-term business strategies. In addition, we may terminate or restructure our current hedges or enter into new hedging arrangements in the future, which may not be beneficial, depending on subsequent LME price changes, and could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our significant cost components, specifically our supply of alumina, which we own, and our New Madrid power contract are not tied to the LME price of aluminum. As a result, as the LME price decreases, our profit margins are reduced, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

A continued or renewed downturn in general economic conditions, as well as a downturn in the end-use markets for certain of our products, could materially and adversely affect our business, financial condition, results of operations and cash flows.

A global recession and credit crisis began in late 2007 and continued through much of 2009. This crisis substantially impacted our upstream and downstream businesses. While the global market for our upstream production has meaningfully recovered from its trough in early 2009 and the markets for our downstream products stabilized in the second half of 2009, a renewed decline in either the global primary aluminum market or the North American rolled products markets would have a negative impact on our business, financial condition, results of operations and cash flows. Historically, global supply and demand for primary aluminum have fluctuated in part due to general economic and market conditions in the United States and other major global economies, including China. In addition, certain end-use markets for our rolled products, such as the housing, construction and transportation industries, experience demand cycles that are correlated to the general economic environment. Economic downturns in regional and global economies or a decrease in manufacturing activity in industries such as construction, packaging and consumer goods, all of which are sensitive to a number of factors outside our control, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Losses caused by disruptions in the supply of electrical power could materially and adversely affect our business, financial condition, results of operations and cash flows.

We are subject to losses associated with equipment shutdowns, which may be caused by the loss or interruption of electrical power to our facilities due to unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. We use large amounts of electricity to produce primary aluminum, and any loss of power that causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. If this occurs, we may experience significant losses if the pots are damaged and require repair or replacement, a process that could limit or shut down our production operations for a prolonged period of time. During the week of January 26, 2009, power supply to our New Madrid smelter was interrupted numerous times because of a severe ice storm in Southeastern Missouri, causing a loss of approximately 75% of the smelter capacity.

Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, our coverage may not be sufficient to cover all losses, or may not address all causes of loss or cover certain events. Certain of our insurance policies do not cover any losses we may incur if our suppliers are unable to provide us with power during periods of unusually high demand.

Delays in restoring our New Madrid smelter to its full production capacity could materially and adversely affect our business, financial condition, results of operations and cash flows.

During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of the upstream business’ aluminum production, was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the damage caused by the outage, we lost approximately 75% of the smelter’s capacity. The smelter has returned to operating above 80% of capacity as of December 31, 2009.

We expect the smelter to return to full production during the first quarter of 2010. Restoration of capacity could take longer if unforeseen issues arise with the restart including but not limited to equipment damage and large-scale pot failure and rebuild. Further, compared to normal operations, production in the initial phases of a restart is inherently less efficient, consumes more energy, and produces lower purity metal. Delays and inefficiencies in restoring capacity could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our operations consume substantial amounts of energy and our profitability may decline if energy costs rise.

Electricity and natural gas are essential to our businesses, which are energy intensive. The costs of these resources can vary widely and unpredictably. The factors that affect our energy costs tend to be specific to each of our facilities. Electricity is a key cost component at our New Madrid smelter. We have a power purchase agreement with Ameren pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Ameren may increase the rates it charges its customers, including Noranda, with the approval of the Missouri Public Service Commission (“MoPSC”). On July 24, 2009, Ameren petitioned the MoPSC for a general rate increase of approximately 18% across all customer categories, including Noranda. Ameren also requested that our contract be modified to include a take-or-pay arrangement, whereby we would be contractually required to take specific quantities of energy. We expect the case to be decided by the MoPSC in June 2010, if not settled prior to that time. The outcome of the rate case or any future rate cases Ameren may initiate could materially and adversely affect our business, financial condition, results of operations and cash flows.

Electricity is also a key cost component at our rolling mill facilities. Electricity is purchased through medium-term contracts at competitive industrial rates from regional utilities supplied through local distributors. If we are unable to obtain power at affordable rates upon expiration of these contracts, we may be forced to curtail or idle a portion of our production capacity, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery has contracts to guarantee secure supply from two suppliers at an index-based price. Our downstream business purchases natural gas on the open market. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in energy costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. We entered into financial swaps to offset changes in natural gas prices related to only approximately 45% of our expected usage from 2010 through 2012. We will continue to have price risk with respect to the unhedged portion of our natural gas purchases. In addition, our actual future usage may be higher or lower than we estimated. As a result of these factors, our hedging activities may be less effective than expected in reducing the economic variability of our future costs.

Fuel is a substantial component of the cost structure at our St. Ann bauxite mining operation. Our fuel is provided under an indexed-based contract linked to the price of oil. Our fuel costs at St. Ann may fluctuate, and we may not be able to mitigate the effect of higher fuel costs. Changes in the index will have an impact on our cost structure. Any increases in fuel costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows.

We may encounter increases in the cost of raw materials, which could cause our cost of goods sold to increase, thereby materially and adversely affecting our business, financial condition, results of operations or cash flows and limiting our operating flexibility.

We require substantial amounts of raw materials in our business, consisting principally of bauxite, alumina, primary aluminum, recycled aluminum and aluminum scrap. If raw material prices increase we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of high raw materials costs through productivity improvements, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Beginning in fourth quarter 2008 and continuing through second quarter 2009, the cost of alumina purchased from the Gramercy refinery exceeded the spot prices of alumina available from other sources. We may not be able to decrease Gramercy’s production in response to changes in market forces and any such decreases will increase our unit costs and limit our ability to fully recover fixed costs. We may be forced to sell excess alumina at market prices that could be substantially lower than our cash cost of production, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

We generally sell 35-40% of St. Ann’s bauxite production to Sherwin Alumina Company pursuant to a sales contract expiring in 2010. Margins from these sales effectively reduce the net cost of bauxite to Gramercy. In the event the third-party purchaser is unable to honor that contract, or renew the contract after 2010, the net cost of our bauxite could increase, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Prices for the raw materials used by our downstream business, including primary aluminum, recycled aluminum and alloying elements, are subject to continuous volatility and may increase from time to time. Our sales are generally made on the basis of a “margin over metal price,” but if raw material costs other than metal increase, we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of high raw materials costs through productivity improvements, which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, a sustained material increase in raw materials prices may cause some of our customers to substitute other materials for our products.

Our hedging activities may not be effective in reducing the variability of our revenues.

We have entered into derivative transactions related to only approximately 8% and 7%, respectively of our expected cumulative primary aluminum shipments for 2010 and 2011. If we do not undertake further hedging activities, we will continue to have price risk with respect to the unhedged portion of our primary aluminum shipments. In addition, our actual future shipment volumes may be higher or lower than we estimated. Further, the derivative instruments we utilize for our hedging activities are based on posted market prices for primary aluminum, the timing of which may differ from the prices that we realize in our operations. As a result of these factors, our hedging activities may be less effective than expected in reducing the economic variability of our future revenues.

We are under no obligation under our senior secured credit facilities, our Notes or otherwise to maintain our existing hedging arrangements or to enter into further hedging arrangements. Future market prices for aluminum could decline materially, reducing our revenues and cash flows. For additional information regarding our hedging activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk.”

We may be unable to continue to compete successfully in the highly competitive markets in which we operate.

We are engaged in a highly competitive industry. We compete with a number of large, well-established companies in each of the markets in which we operate. Our upstream business competes with a large number of other value-added metals producers on an international, national, regional and local basis. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Our downstream business competes in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications. In the past, for certain applications customers have demonstrated a willingness to substitute other materials for aluminum. In both businesses, some of our competitors are larger than us and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions. A current or new competitor may also add or build new capacity, which could diminish our profitability by decreasing price. New competitors could emerge from within North America or globally, including China. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Aluminum competes with other materials such as steel, copper, plastics, composite materials and glass for various applications. Higher aluminum prices relative to substitute materials tend to make aluminum products less competitive with these alternative materials. Environmental or other regulations may increase our costs and be passed on to our customers, making our products less competitive. The willingness of customers to accept aluminum substitutes, or the ability of large customers to exert leverage in the marketplace to affect pricing for fabricated aluminum products, could result in a reduced share of industry sales or reduced prices for our products and services, which could decrease revenues or reduce volumes, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

If we were to lose order volumes from any of our largest customers, our revenues and cash flows could be materially reduced.

Our business is exposed to risks related to customer concentration. In 2009, our ten largest customers were responsible for 34% of our consolidated revenues. In 2009, no one customer accounted for more than 7% of our consolidated revenues. A loss of order volumes from or a loss of industry share by, any major customer could materially and adversely affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our customers may become involved in bankruptcy or insolvency proceedings or default on their obligations to us. Our balance sheet reflected an allowance for doubtful accounts totaling $1.6 million at December 31, 2008 and $0.2 million at December 31, 2009.

We do not have long-term contractual arrangements with a significant majority of our customers, and our revenues and cash flows could be reduced if our customers switch their suppliers.

A significant majority of our customer contracts have a term of one year or less, although we have long-term relationships with many of our customers. Many of our customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a material and adverse impact on our sales volume and business, or cause us to reduce our prices, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Our business requires substantial capital investments that we may be unable to fulfill.

Our operations are capital intensive. Including Gramercy’s and St. Ann’s capital expenditures (on a 50% joint venture basis prior to August 31, 2009), capital expenditures were $52.9 million, $66.9 million and $49.5 million for 2007, 2008 and 2009 respectively.

We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make required capital expenditures, service or refinance our indebtedness or fund other liquidity needs. If we are unable to make upgrades or purchase new plant and equipment, our business, financial condition, results of operations and cash flows could be materially and adversely affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality and other competitive influences.

We may be materially and adversely affected by environmental, safety, production and product regulations or concerns.

Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. environmental laws and regulations, including those governing emissions to air, discharges to waters, the generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, land reclamation and employee health and safety matters. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. As these regulatory costs increase and are passed through to our customers, our products may become less competitive than other materials, which could reduce our sales. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. In addition, environmental requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Xstrata has agreed to indemnify us through May 2010 from certain environmental liabilities relating to Xstrata’s operation of the business. If Xstrata becomes unable to, or otherwise does not comply with its indemnity obligations, or if certain environmental conditions or other liabilities for which we are obligated are not subject to indemnification, we could be subject to significant unforeseen liabilities.

We have identified certain environmental matters at both Gramercy and St. Ann, which are disclosed in our consolidated financial statements to the extent they represent liabilities as defined by generally accepted accounting principles in the United States (“U.S. GAAP”). There could be other significant environmental issues of which we are not aware. The occurrence of new environmental issues could materially and adversely affect our business, financial condition, results of operations and cash flows.

On June 26, 2009, the U.S. House of Representatives approved adoption of the American Clean Energy and Security Act of 2009 (“ACESA”). ACESA would establish an economy-wide cap on emissions of green house gases (“GHG”) in the United States and would require entities to obtain GHG emission allowances corresponding to their annual emissions. The U.S. Senate has also begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would lead to higher energy costs at our New Madrid smelter and our Gramercy refinery and could materially and adversely affect our business, financial condition, results of operations and cash flows. Whether or not new congressional legislation is passed governing GHG emissions, there is a risk that the U.S. Environmental Protection Agency could regulate such GHGs, which could also result in similar energy cost increases and related impacts on our business.

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

Our aluminum smelter is located in New Madrid, Missouri on the banks of the Mississippi River and near the New Madrid fault line, in an area that may be subject to natural disasters such as floods, tornados, ice storms and earthquakes. As experienced during the January 2009 ice storm and subsequent power outages at our New Madrid facility, when such a disaster occurs, it can damage the facility in question and disrupt our production of aluminum. Our bauxite mine is located in St. Ann, Jamaica and our refinery is located in Gramercy, Louisiana, areas that may be exposed to hurricanes. In addition, our other facilities may be subject to natural disasters. We maintain insurance to protect us from events that may be caused by floods, earthquakes, tornados and hurricanes in amounts that we believe are commercially reasonable. There can be no assurance, however, that such insurance would be available on a timely basis or adequate to completely reimburse us for the losses that might be sustained or to provide funds for the reconstruction of our facilities, and in any event such insurance would not enable us to immediately reconstruct our facilities to avoid a suspension or disruption of our business while reconstruction proceeded to completion or alternative sourcing was located. In addition, our hedging arrangements could require us to deliver aluminum even if we are unable to produce such aluminum, which could cause us to incur unexpected costs in purchasing aluminum on the open market.

Our business is subject to unplanned business interruptions that may adversely affect our performance.

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

As of December 31, 2009, approximately 70% of our employees were represented by unions or equivalent bodies. We are a party to six collective bargaining agreements that expire at various times. Agreements with two unions at St. Ann expire in May and December 2010, respectively. We are currently in the process of formalizing a third union at St. Ann. Our agreement with the union at Gramercy expires in September 2010. All other collective bargaining agreements expire within the next five years.

As we renew bargaining agreements, labor negotiations may not conclude successfully and, in that case, may result in a significant increase in the cost of labor or may break down and result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations and cash flows by limiting plant production, sales volumes and profitability.

Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in foreign countries.

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our non-U.S. operations. We have production activities outside the United States via our bauxite mining operations in St. Ann, Jamaica. In addition to the business risks inherent in operating outside the United States, economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse governmental action more pronounced.

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

NBL pays the GOJ according to a negotiated fiscal structure with multiple components. NBL recently reached an understanding with the GOJ regarding revisions to this fiscal structure. If NBL and the GOJ are unable to finalize definitive documentation consistent with that understanding, possible revisions could result in a net increase in our costs. If this increase is substantial, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We have grown partly through the acquisition of other businesses, including the transaction whereby we became sole owner of Gramercy and St. Ann during 2009. As part of our strategy, we may continue to pursue acquisitions, divestitures or strategic alliances, which may not be completed or, if completed, may not be ultimately beneficial to us. There are numerous risks commonly encountered in business combinations, including the risk that we may not be able to complete a transaction that has been announced, effectively integrate businesses acquired or generate the cost savings and synergies anticipated. Failure to do so could materially and adversely affect our business, financial condition, results of operations and cash flows.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, casualty and workers’ compensation insurance, but such insurance does not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance or remediation. In addition, from time to time, various types of insurance for companies in our industries have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain. In addition, the outage at our New Madrid smelter could have an impact on our ability in the future to obtain insurance at similar levels and costs, which could materially and adversely affect our business, financial conditions, results of operations and cash flows.

Risks Related to our Indebtedness

We have substantial indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.

We have substantial indebtedness. As of December 31, 2009, our total indebtedness was $951.7 million. Based on the amount of indebtedness outstanding and interest rates at December 31, 2009, our annualized cash interest expense is approximately $31.8 million, all of which represents interest expense on floating-rate obligations (and thus is subject to increase in the event interest rates were to rise), prior to any consideration of the impact of interest rate swaps. Of this amount, we have the right under the applicable indebtedness to pay approximately $19.7 million by issuing additional indebtedness rather than in cash. We issued additional indebtedness as payment for our interest due May 15, 2009 and November 15, 2009 under our bond indentures. Further, we have notified the trustee for bondholders of the HoldCo Notes and AcquisitionCo Notes of our election to pay the May 15, 2010 interest payments by issuing additional indebtedness. In the event we continue to exercise such right, our debt will increase further. Our subsidiaries’ ability to generate sufficient cash flow from operations to make scheduled payments on their and our debt depends on a range of economic, competitive and business factors, many of which are outside their and our control. Our subsidiaries’ inability to generate cash flow sufficient to satisfy their and our debt obligations, or to refinance their and our obligations on commercially reasonable terms, could materially and adversely affect our business, financial condition, results of operations or cash flows and could require us and our subsidiaries to do one or more of the following:

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

•

subjecting us and our subsidiaries to restrictive covenants, which, if we and our subsidiaries fail to comply with, could result in an event of default under their and our debt which, if not cured or waived, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Restrictive covenants under the indentures governing our Notes and our senior secured credit facilities may adversely affect our operational flexibility.

The indentures governing the AcquisitionCo Notes and HoldCo Notes and (we refer to the HoldCo Notes and the AcquisitionCo Notes collectively as the “Notes,”) and our senior secured credit facilities contain, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our and our subsidiaries’ ability to, among other things:

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

A failure to comply with the covenants contained in our senior secured credit facilities, the indentures governing the Notes or any future indebtedness could result in an event of default under the senior secured credit facilities, the indentures governing the Notes or such future indebtedness, which, if not cured or waived, could materially and adversely affect our business, financial condition, results of operations and cash flows. In the event of any default under the senior secured credit facilities, the indentures governing the Notes or any future indebtedness, our and our subsidiaries’ debt holders and lenders:

•	will not be required to lend any additional amounts to us and our subsidiaries;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	may have the ability to require us to apply all of our available cash to repay these borrowings; or

•	may prevent us and our subsidiaries from making debt service payments under our and our subsidiaries’ other agreements, any of which could result in an event of default under such agreements.

See “Description of Certain Indebtedness.”

Because Noranda HoldCo is the sole obligor on the HoldCo Notes, and its subsidiaries do not guarantee its obligations under the HoldCo Notes or have any obligation with respect to the HoldCo Notes, the HoldCo Notes are structurally subordinated to the debt and liabilities of its subsidiaries.

Noranda HoldCo has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the HoldCo Notes, or to make any funds available therefore, whether by dividends, loans, distributions or other payments.

As of December 31, 2009, the aggregate amount of indebtedness and other liabilities of our subsidiaries (including trade payables) structurally senior to the HoldCo Notes was approximately $1,539.8 million. Further, our subsidiaries are liable with respect to any liabilities we may incur in connection with our hedging activities. We had $26.1 million in outstanding letters of credit at December 31, 2009, which reduced our availability under the senior secured credit facilities to $0.7 million. Holders of the HoldCo Notes will not have any claim as creditors against our subsidiaries. None of our subsidiaries guarantee our obligations under the HoldCo Notes. The HoldCo Notes are structurally subordinated to any existing and future liabilities of any of our subsidiaries, even if those obligations do not constitute indebtedness.

Any right that we have to receive any assets of any of our subsidiaries and joint ventures upon the liquidation or reorganization of those subsidiaries, and the consequent rights of holders of the HoldCo Notes to realize proceeds from the sale of any of those subsidiaries’ assets, will be effectively subordinated to the claims of those entities’ creditors, including holders of existing Notes, lenders under the senior secured facilities, trade creditors and holders of preferred equity interests of those entities. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, these entities will pay the holders of their debts, holders of preferred equity interests and their trade creditors before they will be able to distribute any of their assets to us. Moreover, Noranda HoldCo is a guarantor of the senior secured credit facilities and the AcquisitionCo Notes, and as such, is an obligor of any indebtedness outstanding under the senior secured credit facilities and Notes and has pledged all of its equity interests in Noranda AcquisitionCo to secure its obligations under the senior secured credit facilities. As of December 31, 2009, there was a $328.1 million term B loan outstanding, $215.9 million revolving credit facility outstanding, and $0.7 million available for borrowing under the senior secured credit facilities. Accordingly, there might only be a limited amount of assets available to satisfy your claims as a holder of the HoldCo Notes upon an acceleration of the maturity of the HoldCo Notes. We cannot assure you that if our subsidiaries and joint ventures have their debt accelerated we will be able to repay the HoldCo Notes. We also cannot assure you that our and our subsidiaries’ assets will be sufficient to fully repay the HoldCo Notes and our subsidiaries’ other indebtedness.

Despite our substantial indebtedness, we and our subsidiaries may still be able to incur significantly more debt. This could increase the risks associated with our substantial leverage, including our ability to service our indebtedness.

The indentures governing the Notes and our senior secured credit facilities contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. The more leveraged we and our subsidiaries become, the more we and our subsidiaries, and in turn our security holders, become exposed to the risks described above under “ — We have substantial indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”

Repayment of our debt, including the Notes, is dependent on cash flow generated by our subsidiaries.

Noranda AcquisitionCo is the issuer of the Senior Floating Rate Notes due 2015, and Noranda HoldCo is the issuer of the Senior Floating Rate Notes due 2014. Noranda HoldCo and Noranda AcquisitionCo are holding companies with no operations or assets of their own. Our subsidiaries own all of our assets and conduct substantially all of our operations. Accordingly, repayment of our indebtedness, including the Notes, is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise.

Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Notes. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. The terms of the senior secured credit facilities and the terms of the indentures governing the Notes significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. The terms of each of those debt instruments provide our subsidiaries with “baskets” that can be used to make certain types of “restricted payments,” including dividends or other distributions to us. For example, pursuant to the indenture governing the AcquisitionCo Notes, the ability of Noranda AcquisitionCo and its subsidiaries to make such payments is governed by a formula based on 50% of its consolidated net income (as defined in such indenture). In addition, as a condition to making such payments to Noranda HoldCo based on such formula, Noranda AcquisitionCo must have a fixed charge coverage ratio of at least 2.0 to 1 after giving effect to any such payments.

We cannot assure you that our subsidiaries will have sufficient payment capacity under the senior secured credit facilities or the Notes in order to make funds available to us to pay interest on the Notes or make payments upon a change of control or payments at the maturity of the Notes. In particular, the HoldCo Notes mature earlier than the AcquisitionCo Notes, and there is no assurance that we will have sufficient capacity under our baskets for the AcquisitionCo Notes to repay the principal amount of the HoldCo Notes due at maturity. In addition, the terms of any future indebtedness incurred by us or any of our subsidiaries may include additional restrictions on our and their ability to make funds available to us to make payments on the Notes, which may be more restrictive than those contained in the terms of the senior secured credit facilities or the existing Notes.

In the event Noranda HoldCo and Noranda AcquisitionCo do not have sufficient cash available to make any required payments on the Notes, with respect to interest payments, they may elect to pay interest due by issuing additional indebtedness rather than in cash, or in the case of interest or other payments they and their subsidiaries will be required to adopt one or more alternatives, such as refinancing all of their and their subsidiaries’ indebtedness, obtaining the consents from the lenders in respect of that indebtedness, selling equity securities or seeking capital contributions from their affiliates. None of their affiliates is obligated to make any capital contributions, loans or other payments to them with respect to their obligations on the Notes.

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

While the indentures governing the Notes limit the ability of our subsidiaries and joint ventures to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Notes.

Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Substantially all of our and our subsidiaries’ indebtedness, including the Notes and borrowings under the senior secured credit facilities, are subject to variable rates of interest and expose us to interest rate risk. See “Description of Certain Indebtedness.” If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, resulting in a reduction of our net income, even though the amount borrowed remained the same. As of December 31, 2009, outstanding indebtedness was $951.7 million. Based on this indebtedness, if interest rates remained at December 31, 2009 levels, our annualized cash interest expense would be approximately $31.8 million, all of which represents interest expense on floating-rate obligations (and thus is subject to increase in the event interest rates rise), prior to any consideration of the impact of interest rate swaps. A 1% increase in the interest rate would increase our annual interest expense by $9.5 million, prior to any consideration of the impact of interest rate swaps.

If we or our subsidiaries default on obligations to pay other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our or our subsidiaries’ indebtedness, including a default under the senior secured credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could prohibit us from making payments of principal, premium, if any, or interest on the Notes and could substantially decrease the market value of the Notes. If we and our subsidiaries are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on our and their indebtedness, or if we or our subsidiaries otherwise fail to comply with the various covenants in the instruments governing our and their indebtedness (including the senior secured credit facilities and the indentures governing the Notes), we and our subsidiaries could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed hereunder to be due and payable, together with accrued and unpaid interest. More specifically, the lenders under the existing revolving credit facility could elect to terminate their commitments and cease making further loans, such lenders along with the lenders under the existing term loan could institute foreclosure proceedings against our and our subsidiaries’ assets, and we and our subsidiaries could be forced into bankruptcy or liquidation. We may in the future need to seek waivers from the required lenders under the senior secured credit facilities to avoid being in default. If we and our subsidiaries breach the covenants under the senior secured credit facilities and seek a waiver, we and our subsidiaries may not be able to obtain a waiver from the required lenders. If this occurs, we and our subsidiaries would be in default under the senior secured credit facilities, the lenders could exercise their rights as described above, and we and our subsidiaries could be forced into bankruptcy or liquidation.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

The issuers have no operations of their own and conduct their operations through their operating subsidiaries. As a result, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments on our indebtedness. We cannot be certain that our earnings and the earnings of our operating subsidiaries will be sufficient to allow us to make payments in respect of the Notes and meet our other obligations.

Our subsidiaries’ ability to generate cash from operations will depend upon, among other things:

•

their future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond their control; and

•	the future availability of borrowings under the senior secured credit facilities, which depends on, among other things, complying with the covenants in the senior secured credit facilities.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under the senior secured credit facilities or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the Notes. See “Cautionary Statement Concerning Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

If our and our subsidiaries’ cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our and our subsidiaries’ business operations. In addition, the terms of existing or future debt agreements, including the senior secured credit facilities and the indentures governing the Notes, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Also, Apollo has no continuing obligation to provide us or our subsidiaries with debt or equity financing.

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

Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control, including those described under “— Risks Related to Our Business” above.

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

The senior secured revolving credit facility will mature in 2013 and the senior secured term loan facility will mature in 2014. As a result, we may be required to refinance any outstanding amounts under those facilities prior to the maturity dates of the Notes. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing. As a result, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The senior secured credit facilities and the indentures governing the Notes will restrict our ability to dispose of assets and use the proceeds from any such dispositions. We cannot assure you we will be able to consummate any sales of assets, or if we do, what the timing of such sales will be or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our upstream business is a vertically integrated producer of primary aluminum, consisting of an aluminum smelter in New Madrid, Missouri, a bauxite mine in St. Ann, Jamaica and an alumina refinery in Gramercy, Louisiana.

Our downstream business is a manufacturer of aluminum foil and light sheet, which consists of four rolling mill facilities. We own and operate four rolling mills located in the southeastern United States, two in Huntingdon, Tennessee, and one each in Salisbury, North Carolina and Newport, Arkansas, with a combined maximum annual production capacity of 410 to 495 million pounds, depending on product-mix.

Our corporate headquarters are located in Franklin, Tennessee and consist of leased office space aggregating approximately thirty thousand square feet.

For additional information about the location and productive capacity of our facilities see “Business.” See “Risk Factors — Risks Related to Our Business — Delays in restoring our New Madrid smelter to its full production capacity could materially and adversely affect our business, financial condition, results of operations and cash flows” for a discussion of the impact of the January 2009 power outage at our New Madrid smelter.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not traded on any stock exchange and has no established public trading market. Investment funds associated with Apollo own approximately 97.9% of our capital stock. The remainder of our capital stock is held by members of our management. We have filed a registration statement for registration of our common stock and intend to apply for listing of our common stock on the New York Stock Exchange (the “NYSE”). These are pending.

Holders. As of January 31, 2010 there were a total of 39 holders of our common stock.

Dividends. The payment of any cash dividend on our common stock is considered a restricted payment under our credit facilities and the indentures governing our Notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including financial tests and the absence of any event of default. As of December 31, 2009, because we did not meet required performance ratios contained in the credit agreement governing our senior secured credit facilities and the indentures governing our Notes, our ability to pay dividends was restricted.

Our Board of Directors declared and we paid a $102.2 million cash dividend ($4.70 per share) in June 2008.

See “Executive Compensation — Elements used to Achieve Compensation Objectives” for a description of our equity compensation plan.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 regarding the number of shares of our common stock that may be issued under our equity compensation plans. For additional information on our equity compensation program, see the notes to our consolidated financial statements included elsewhere in this report.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(2)
Equity compensation plans approved by security holders	1,134,945	$3.97	308,639
Equity compensation plans not approved by security holders (3)	—	—	—
Total	1,134,945	$3.97	308,639

(1)	This amount includes shares subject to outstanding options, which includes 517,548 options related to service awards that had not vested as of December 31, 2009.
(2)

The Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan (“Noranda 2007 Long-Term Incentive Plan”) provides that the number of shares of common stock available for issuance thereunder is 1,900,000.

(3)	We have no equity compensation plans that have not been approved by our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Historical Consolidated Financial Data

The following tables present our selected historical consolidated financial data. This information should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the audited consolidated financial statements of Noranda Aluminum Holding Corporation and their notes included elsewhere in this report, as well as the other financial information included herein.

Noranda HoldCo, Noranda AcquisitionCo and Noranda Intermediate Holding Corporation did not engage in any business or other activities prior to the Apollo Acquisition except in connection with their formation, the Apollo Transactions and the Special Dividend described elsewhere in this report. Accordingly, all financial and other information herein relating to periods prior to the completion of the Apollo Transactions and the Special Dividend is that of Noranda Aluminum, Inc.

The financial information as of and for the year ended December 31, 2005 and for the period from January 1, 2006 to August 15, 2006 includes the results of operations, cash flows and financial condition for Noranda Aluminum Inc. on a basis reflecting the historical values of Noranda Aluminum, Inc. prior to the August 15, 2006 acquisition by which Noranda Aluminum, Inc. became Xstrata’s wholly owned subsidiary (the “Xstrata Acquisition,”) and is referred to as “Pre-predecessor.” The financial information for the periods from August 16, 2006 to December 31, 2006 and from January 1, 2007 to May 17, 2007, and as of December 31, 2006 includes the results of operations, cash flows and financial condition for Noranda Aluminum, Inc. on a basis reflecting the stepped-up values of Noranda Aluminum, Inc. prior to the Apollo Acquisition, but subsequent to the Xstrata Acquisition, and is referred to as “Predecessor.” The financial information for the period from May 18, 2007 to December 31, 2007, as of December 31, 2007, and as of and for the years ended December 31, 2008 and 2009, includes the results of operations, cash flows and financial condition for Noranda HoldCo on a basis reflecting the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.”

The consolidated statements of operations and cash flow data for the periods from January 1, 2007 to May 17, 2007 and from May 18, 2007 to December 31, 2007 and the years ended December 31, 2008 and 2009 and the consolidated balance sheet data as of December 31, 2008 and 2009 have been derived from our consolidated financial statements included elsewhere in this report. The consolidated statements of operations data and cash flow data for the period from January 1, 2006 to August 15, 2006, and from August 16, 2006 to December 31, 2006 and for the year ended December 31, 2005 and the consolidated balance sheet data as of December 31, 2005, 2006 and 2007 have been derived from our consolidated financial statements which are not included in this report. To be consistent with current presentation, we reclassified certain amounts previously reported as cost of sales during the year ended December 31, 2005 to selling, general and administrative expenses. The reclassified items principally included salary and benefits of division corporate, accounting, marketing and information technology personnel, as well as other division administrative costs such as professional fees and rent costs. The reclassifications did not impact any subtotals, such as operating income, income from continuing operations before income tax, or net income.

The unaudited supplemental pro forma condensed consolidated statement of operations for the years ended December 31, 2006 and 2007 is based on the historical consolidated statement of operations for the Pre-predecessor period from January 1, 2006 to August 15, 2006 and the Predecessor periods from August 16, 2006 to December 31, 2006 and from January 1, 2007 to May 17, 2007 and the Successor period from May 18, 2007 to December 31, 2007 and gives effect to the Apollo Transactions and Special Dividend as if they had occurred on January 1, 2006.

The following information should be read in conjunction with, and is qualified by reference to, our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the notes included elsewhere in this report, as well as the other financial information included in this report.

The following tables present our selected historical consolidated financial data. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements of Noranda Aluminum, Inc. and Noranda Aluminum Holding Corporation and their notes included elsewhere in this report, as well as the other financial information included in this report.

Pre-predecessor	Pro Forma Pre-predecessor and Predecessor(1)	Pro Forma Predecessor and Successor(1)	Successor
(in millions, except per share data and where noted)	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Statement of Operations Data(2):
Sales	$1,026.4	$1,312.7	$1,395.1	$1,266.4	$769.9
Operating costs and expenses
Cost of sales	929.5	1,133.8	1,205.3	1,122.7	779.9
Selling, general and administrative expenses	23.8	40.1	56.5	73.8	75.6
Goodwill and other intangible asset impairment	—	—	—	25.5	108.0
Excess insurance proceeds	—	—	—	—	(43.5)
Other (recoveries) charges, net	1.6	(0.6)	(0.5)	—	—

954.9	1,173.3	1,261.3	1,222.0	920.0

Operating income (loss)	71.5	139.4	133.8	44.4	(150.1)
Other (income) expenses:
Interest expense, net	28.5	112.7	106.8	88.0	53.6
(Gain) loss on hedging activities, net	(7.9)	22.0	44.1	69.9	(111.8)
Equity in net (income) loss of investments in affiliates	(9.8)	(9.2)	(11.5)	(7.7)	79.7
(Gain) loss on debt repurchase	—	—	2.2	1.2	(211.2)
Other, net	0.6	—	—	—	—
Gain on business combination	—	—	—	—	(120.3)

Income (loss) from continuing operations before income taxes	60.1	13.9	(7.8)	(107.0)	160.0
Income tax expense (benefit)	18.6	0.8	1.7	(32.9)	58.6

Income (loss) from continuing operations	41.5	13.1	(9.5)	(74.1)	101.4
Discontinued operations, net of tax effects	8.8	—	—	—	—

Net income (loss) for the period	$50.3	$13.1	$(9.5)	$(74.1)	$101.4

Net income (loss) per share
Basic	$0.61	$(0.44)	$(3.41)	$4.66
Diluted	$0.61	$(0.44)	$(3.41)	$4.66
Weighted-average shares outstanding
Basic	21.42	21.53	21.72	21.76
Diluted	21.42	21.53	21.72	21.76
Cash dividends declared per common share	$—	$10.00	$4.70	$—

Balance sheet data(4):
Cash and cash equivalents	$1.4	$40.5	$75.6	$184.7	$167.2
Property, plant and equipment, net	528.7	672.8	657.8	599.6	745.5
Total assets	988.1	1,616.7	1,650.5	1,936.2	1,697.6
Long-term debt (including current portion)(5)	252.0	160.0	1,151.7	1,346.6	951.7
Common stock subject to redemption	—	—	—	2.0	2.0
Shareholders’ equity (deficiency)	472.3	1,008.5	(0.1)	36.6	92.2
Working capital(6)	127.5	201.7	211.5	336.0	388.0
Cash flow data:
Operating activities	$57.2	$65.5	$220.4
Investing activities	(17.8)	(51.1)	(24.0)
Financing activities	(41.1)	94.7	(214.0)
Financial and Other data:
EBITDA(7)	$79.2	$307.0
Average realized Midwest Transaction Price(8)	$0.91	$1.20	$1.23	$1.21	$0.81
Net cash cost for primary aluminum (per pound shipped)(11)	$0.81	$0.77
Shipments:
Upstream
External aluminum (pounds, in millions)	502.7	496.5	523.4	509.5	291.4
Intersegment aluminum (pounds, in millions)	43.5	58.5	31.2	80.4	60.2

Total aluminum shipments (pounds, in millions)	546.2	555.0	554.6	589.9	351.6
External alumina (kMts)(9)	—	—	—	—	245.0
External bauxite (kMts)(9)	—	—	—	—	482.9
Downstream (pounds, in millions)	392.2	409.3	371.6	(10)	346.1	309.3

See accompanying notes

	Pre-predecessor	Predecessor			Successor
(in millions, except per share data and where noted)	Period from January 1, 2006 to August 15, 2006	Period from August 16, 2006 to December 31, 2006 and as of December 31, 2006	Period from January 1, 2007 to May 17, 2007		Period from May 18, 2007 to December 31, 2007 and as of December 31, 2007
Statement of Operations Data(2):
Sales	$816.0	$496.7	$527.7		$867.4
Operating costs and expenses
Cost of sales	660.6	409.0	424.5		768.0
Selling, general and administrative expenses	23.9	14.0	16.8		39.2
Other (recoveries) charges, net	(0.1)	(0.5)	—		(0.5)

	684.4	422.5	441.3		806.7

Operating income	131.6	74.2	86.4		60.7
Other expenses (income)
Interest expense, net	12.7	6.4	6.2		65.0
(Gain) loss on hedging activities, net	16.6	5.4	56.6		(12.5)
Equity in net income of investments in affiliates	(8.3)	(3.2)	(4.3)		(7.3)
(Gain) loss on debt repurchase	—	—	—		2.2

Income before income taxes	110.6	65.6	27.9		13.3
Income tax expense	38.7	23.6	13.6		5.1

Net income for the period	$71.9	$42.0	$14.3		$8.2

Net income per share(3)
Basic					$0.38
Diluted					$0.38
Weighted-average shares outstanding
Basic					21.60
Diluted					21.67
Cash dividends declared per common share					$10.00
Balance sheet data:
Cash and cash equivalents		$40.5			$75.6
Property, plant and equipment, net		672.8			657.8
Total assets		1,616.7			1,650.5
Long-term debt (including current portion)(5)		160.0			1,151.7
Shareholders’ equity (deficiency)		1,008.5			(0.1)
Working capital(6)		201.7			211.5
Cash flow data:
Operating activities	$81.9	$107.8	$41.2		$160.8
Investing activities	(20.5)	(31.8)	5.1		(1,197.7)
Financing activities	(37.7)	(60.5)	(83.7)		1,112.5
Financial and other data:
EBITDA(7)			$63.8		$148.0
Average realized Midwest Transaction Price(8)	$1.19	$1.20	$1.31		$1.21
Net cash cost for primary aluminum (per pound shipped)(11)			$0.74		$0.76
Shipments (pounds in millions):
Upstream
External aluminum (pounds, in millions)	308.8	187.7	202.3		321.1
Intersegment aluminum (pounds, in millions)	36.3	22.2	12.1		19.1

Total aluminum shipments (pounds, in millions)	345.1	209.9	214.4		340.2
Downstream (pounds, in millions)	259.1	150.2	135.6	(10)	236.0	(10)

See accompanying notes

(1)

Pro forma financial data is presented. See table on following page for historical financial data. For a reconciliation of the pro forma financial data to the historical data, see “Unaudited Supplemental Pro Forma Condensed Consolidated Statement of Operations.”

(2)	Figures may not add due to rounding.
(3)	Net income (loss) per share is not presented for the Pre-predecessor and Predecessor historical periods because Noranda was a wholly owned subsidiary during those periods.
(4)	Historical balance sheet data is presented.
(5)

Long-term debt includes long-term debt due to related parties and to third parties, including current installments of long-term debt. For the Successor period long-term debt does not include issued and undrawn letters of credit under the existing $242.7 million revolving credit facility.

(6)	Working capital is defined as current assets net of current liabilities.
(7)

EBITDA represents net income (loss) before income taxes, net interest expense and depreciation and amortization. We have provided EBITDA herein because we believe it provides investors with additional information to measure our performance. We use EBITDA as one criterion for evaluating our performance relative to our peers. We believe that EBITDA is an operating performance measure, and not a liquidity measure, that provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies.

EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States (“U.S. GAAP,”) and may not be comparable to similarly titled measures used by other companies in our industry. EBITDA should not be considered in isolation from or as an alternative to net income, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP.

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

The following table reconciles net income (loss) to EBITDA for the periods presented:

	Predecessor	Successor
(in millions)	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Net income (loss)	14.3	8.2	(74.1)	101.4
Income tax expense (benefit)	13.6	5.1	(32.9)	58.6
Interest expense, net	6.2	65.0	88.0	53.6
Depreciation and amortization	29.7	69.7	98.2	93.4

EBITDA	63.8	148.0	79.2	307.0

(8)

The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing, the sum of which is known as the Midwest Transaction Price. As a majority of our value-added products are sold at the prior month’s MWTP, we calculate a “realized” MWTP which reflects the specific pricing of sale transactions in each period.

(9)

External alumina and bauxite shipments are recorded subsequent to the August 31, 2009 Joint Venture Transaction. Additionally, from time-to-time, the New Madrid smelter sells excess alumina. Alumina and bauxite are exchanged and priced in metric tonnes. One metric tonne represents 2,204.6 pounds. For the year ended December 31, 2009, our sales included 540.1 million pounds of alumina sold to third parties, and 1.1 billion pounds of bauxite sold to third parties.

(10)

For purposes of comparability to other periods, brokered metal sales are excluded from downstream pounds because the related metal was sold without fabrication premiums. Brokered metal sales excluded were $8.1 million for the period from January 1, 2007 to May 17, 2007, and $43.2 million for the period from May 18, 2007 to December 31, 2007.

(11)

Unit net cash cost for primary aluminum per pound represents our costs of producing commodity grade aluminum net of value-added and Midwest premiums on primary aluminum sales, and alumina and bauxite sales to external customers. We have provided unit net cash cost per pound of aluminum shipped because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit net costs per pound shipped. Unit net cash cost per pound is positively or negatively impacted by changes in primary aluminum, alumina and bauxite production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs.

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

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Total upstream cash cost (in millions)	158.8	259.3	478.2	269.6
Total shipments (pounds in millions)	214.4	340.2	589.9	351.6

Net upstream cash cost per pound for primary aluminum(a)	0.74	0.76	0.81	0.77

The following table reconciles the upstream segment’s cost of sales to the total upstream cash cost for primary aluminum for the periods presented (in millions):

	Predecessor	Successor
.	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Upstream cost of sales	203.5	356.8	623.0	460.8
Downstream cost of sales	237.9	432.7	597.5	369.0
Intersegment cost of sales	(16.9)	(21.5)	(97.8)	(49.9)

Total cost of sales	424.5	768.0	1,122.7	779.9

Upstream cost of sales	203.5	356.8	623.0	460.8
LIFO and lower of cost or market adjustments(b)	(0.7)	2.5	(30.5)	6.5
Fabrication premium(c)	(18.1)	(27.3)	(40.5)	(31.6)
Depreciation expense — upstream	(20.8)	(52.5)	(72.0)	(69.9)
Joint ventures impact(d)	(8.6)	(13.6)	(13.1)	(6.9)
Selling, general and administrative expenses(e)	4.4	7.7	12.4	13.7
External alumina and bauxite(f)	—	—	—	(101.3)
Other(g)	(0.9)	(14.3)	(1.1)	(1.7)

Total upstream cash cost of primary aluminum	158.8	259.3	478.2	269.6

(a)

During 2009, we refined our cash cost calculation methodologies to reflect an adjusted EBITDA based calculation (see the “Covenant Compliance” section for a full description and reconciliation of adjusted EBITDA). As a result, 2008 figures may not tie to cash costs as presented in 2008 filings. We did not revise the calculation of cash cost for periods prior to 2008 as the effect is immaterial.

(b)	Reflects the conversion from LIFO to FIFO method of inventory costing, including removing the effects of adjustments to reflect the lower of cost or market value.
(c)

Our value-added products, such as billet, rod and foundry, earn a fabrication premium over the MWTP. To allow comparison of our upstream per unit costs to the MWTP, we net the fabrication premium in determining upstream cash costs for primary aluminum.

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

(e)	Represents certain selling, general and administrative expenses which management believes are a component of upstream cash costs for primary aluminum, but which are not included in cost of goods.
(f)	Represents the impact of external bauxite and alumina sales to external customers as the cash costs presented are for primary aluminum only.
(g)	Reflects various other cost adjustments, such as the elimination of the effects of any intercompany profit in inventory, non-cash pension and accretion.

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in millions, except per share data)

This supplemental pro forma condensed consolidated statement of operations for the year ended December 31, 2006 reflects the pro forma assumptions and adjustments as if the Apollo Transactions and Special Dividend had occurred on January 1, 2006.

	Pre-predecessor	Predecessor			Pro Forma Noranda Aluminum Holding Corporation
	Period from January 1, 2006 to August 15, 2006(1)	Period from August 16, 2006 to December 31, 2006(1)	Pro Forma adjustments		Year ended December 31, 2006
	$	$	$		$
Sales	816.0	496.7	—		1,312.7
Operating costs and expenses
Cost of sales	660.6	409.0	64.2	(2)	1,133.8
Selling, general and administrative expenses	23.9	14.0	2.2	(3)	40.1
Other (recoveries) charges, net	(0.1)	(0.5)	—		(0.6)

	684.4	422.5	66.4		1,173.3

Operating income	131.6	74.2	(66.4)		139.4

Other (income) expenses
Interest expense, (income) net
Parent and related party	12.6	7.1	(19.7	)(4)	—
Other	0.1	(0.7)	113.3	(5)	112.7
Loss on hedging activities, net	16.6	5.4	—		22.0
Equity in net (income) loss of investments in affiliates	(8.3)	(3.2)	2.3	(6)	(9.2)

Total other expenses, net	21.0	8.6	95.9		125.5

Income (loss) before income taxes	110.6	65.6	(162.3)		13.9
Income tax expense (benefit)	38.7	23.6	(61.5	)(7)	0.8

Net income (loss)	71.9	42.0	(100.8)		13.1

Net income (loss) per share
Basic					0.61
Diluted					0.61
Weighted-average shares outstanding
Basic					21.42
Diluted					21.42

(1)	Represents the historical consolidated results of operations.
(2)

Reflects an increase of $49.7 million for the year ended December 31, 2006 of depreciation resulting from fair value adjustments to property, plant and equipment as a result of the Apollo Acquisition. The adjustment also reflects an increase of $14.5 million for the year ended December 31, 2006 resulting from the fair value adjustment to inventory as a result of the Apollo Acquisition.

(3)

Includes (i) the elimination of administrative expenses in GCA Lease Holdings, Inc. of $0.7 million, which was not acquired as part of the Apollo Acquisition; (ii) the elimination of certain pension expenses of $1.7 million primarily related to amortization of actuarial losses, transition obligations and prior service costs; (iii) an increase of $2.6 million of amortization resulting from fair value adjustments to amortizable intangible assets as a result of the Apollo Acquisition; and (iv) the addition of a management fee of $2.0 million that we are permitted to pay to Apollo for certain financial, strategic, advisory and consulting services under the terms of the indentures governing the Notes (See “Certain Relationships and Related Person Transactions, and Director Independence–Apollo Management Agreement and Transaction Fee”).

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

UNAUDITED SUPPLEMENTAL PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007

(in millions, except per share data)

The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2007 is based on the historical consolidated statements of operations of the Predecessor period from January 1, 2007 to May 17, 2007 and the Successor period from May 18, 2007 to December 31, 2007 and gives effect to the Apollo Transactions and Special Dividend as if they had occurred on January 1, 2007.

	Predecessor	Successor			Pro Forma Noranda Aluminum Holding Corporation
	Period from January 1, 2007 to May 17, 2007(1)	Period from May 18, 2007 to December 31, 2007(1)	Pro Forma adjustments		Year ended December 31, 2007
	$	$	$		$
Sales	527.7	867.4	—		1,395.1
Operating costs and expenses
Cost of sales	424.5	768.0	12.8	(2)	1,205.3
Selling, general and administrative expenses	16.8	39.2	0.5	(3)	56.5
Other charges (recoveries), net	—	(0.5)	—		(0.5)

	441.3	806.7	13.3		1,261.3

Operating income	86.4	60.7	(13.3)		133.8

Other expenses (income)
Interest expense, (income) net
Parent and related party	7.2	—	(7.2	)(4)	—
Other	(1.0)	65.0	42.8	(5)	106.8
(Gain) loss on hedging activities, net	56.6	(12.5)	—		44.1
Equity in net income of investments in affiliates	(4.3)	(7.3)	0.1	(6)	(11.5)
(Gain) loss on debt repurchase	—	2.2	—		2.2

Total other expenses, net	58.5	47.4	35.7		141.6

Income (loss) before income taxes	27.9	13.3	(49.0)		(7.8)
Income tax expense (benefit)	13.6	5.1	(17.0	)(7)	1.7

Net income (loss)	14.3	8.2	(32.0)		(9.5)

Net income (loss) per share
Basic		0.38			(0.44)
Diluted		0.38			(0.44)
Weighted-average shares outstanding
Basic		21.60			21.53
Diluted		21.67			21.53

(1)	Represents the historical consolidated results of operations.
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

The following discussion and analysis of our results of operations and financial condition includes a description of certain periods prior to the consummation of the Apollo Transactions. Accordingly, the discussion and analysis of periods prior to the Apollo Transactions do not reflect the significant impact that the Apollo Transactions has had on us, including significantly increased leverage and liquidity requirements. You should read the following discussion of our results of operations and financial condition with the “Unaudited Supplemental Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 2007,” “Selected Historical Consolidated Financial Data,” and the audited consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to supplement the consolidated financial statements and the related notes included elsewhere in this report to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:

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

Critical Accounting Policies and Estimates. This section discusses the accounting policies and estimates that we consider being important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application.

Results of Operations. This section provides a discussion of the results of operations on a historical basis for each of our fiscal periods in the years ended December 31, 2007, 2008 and 2009. The section also provides a supplemental discussion of the 2007 operating results on a pro forma basis.

Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of our fiscal periods in the years ended December 31, 2007, 2008 and 2009.

Contractual Obligations and Contingencies. This section provides a discussion of our commitments as of December 31, 2009.

Known Trends and Uncertainties. This section discusses certain additional items which we believe could potentially impact our results of operations and financial position.

Company Overview

We are a leading North American integrated producer of value-added primary aluminum products and high-quality rolled aluminum coils. We have two businesses: our primary metals, or upstream business, and our rolled products, or downstream business. Our upstream business consists of our aluminum smelter near New Madrid, Missouri, and supporting operations at our vertically integrated bauxite mine and alumina refinery. New Madrid has annual production capacity of approximately 580 million pounds (263,000 metric tonnes), which represented more than 15% of total 2009 U.S. primary aluminum production, based on statistics from the Aluminum Association. Our downstream business is one of the largest aluminum foil producers in North America and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on our production mix.

The Joint Venture Transaction

Through August 31, 2009, we held a 50% interest in Gramercy and in St. Ann. Our investments in these noncontrolled entities, in which we had the ability to exercise equal or significant influence over operating and financial policies, were accounted for by the equity method. On August 3, 2009, we entered into an agreement with Century Aluminum Company (together with its subsidiaries, “Century”) whereby we would become the sole owner of both Gramercy and St. Ann. The transaction closed on

August 31, 2009 and is discussed further in Note 2, “Joint Venture Transaction,” to our consolidated financial statements, included elsewhere in this report.

In the transaction, Noranda and Gramercy released Century from certain obligations. These obligations included (i) approximately $23.5 million Century owed Gramercy for pre-transaction alumina purchases, and (ii) Century’s guarantee to fund future payments of environmental and asset retirement obligations. In addition, as part of the transaction, we agreed to sell to Century approximately, 190,500 metric tonnes of alumina through 2010. The first 125,000 metric tonnes will be sold at a fixed price, with the remainder sold at a price indexed to the LME price.

Key factors affecting our results of operations

Prices and markets. The global recession and credit crisis which began in late 2007 and continued through 2009 has severely impacted the aluminum industry. Primary aluminum is a global commodity, and its price is set on the LME. Our primary aluminum products typically earn the LME price plus a Midwest premium. As a result of the global economic contraction, the monthly average LME price dropped from a peak of $1.49 in July 2008 to a low of $0.57 in February 2009. This decline in price had a significant negative impact on our 2009 financial results. By December 31, 2009, LME prices had risen to $1.00 per pound. As of February 25, 2010, the LME cash price was $0.94 per pound, the LME forward curve price for the remainder of 2010 was $0.96 per pound and the Midwest U.S. Transaction premium was $0.06 per pound.

Profit margins in the downstream business are generally unaffected by short-term volatility in the underlying LME price, except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. The price of any given end-product is equal to the the cost of the metal, the MWTP, plus a negotiated fabrication premium. These fabrication premiums are determined in large part by industry capacity utilization, which in turn is driven by supply-demand fundamentals for our products. Since 2007, the downturn in the U.S. economy generally and the housing market in particular have resulted in lower industry volumes and, in addition, reduced fabrication premiums in certain key product groups.

Because primary aluminum is a global commodity, we have experienced and expect to continue to be subject to volatile primary aluminum prices. This price volatility is influenced primarily by the world supply-demand balance for those commodities and related processing services, and other related factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). Since the Apollo Acquisition, we have partially hedged this volatility through the use of derivative financial instruments. See “Quantitative and Qualitative Disclosures about Market Risk” for further discussion of fixed-price aluminum swaps. See “Critical Accounting Policies and Estimates” for further discussion of our accounting for these hedges.

Demand. We are a North American producer with a majority of our primary aluminum sales in the form of value-added products delivered within a one-day delivery radius of New Madrid. Therefore, while global market trends determine the LME price and impact our margins, domestic supply and demand for our value-added products also directly impact our margins. As a result of the global recession and credit crisis which began in late 2007 and continued through 2009, we experienced a decline in demand for value-added products utilized in the housing and construction industry. External value-added shipments for the year ended December 31, 2009 were 283.4 million pounds or 30.0% lower than the year ended December 31, 2008. For the year ended December 31, 2009, we saw rod sales hold steady with the year ended December 31, 2008. Billet shipments continue to be lower than 2008 levels, but the rate of quarter-over-quarter decline has slowed. Despite some positive signs in both demand and price, there is substantial uncertainty in the marketplace.

In addition to extraordinary declines in volume in the upstream segment, the downstream business has also been impacted by weak end markets beginning with the housing decline in 2007. Weak market conditions have had a direct negative impact on our downstream business volume and subsequently our financial results. In 2009, we saw a slowing in the overall rate of volume decline because of targeted growth programs in less cyclical market segments.

While we began to see a few favorable economic signs in late 2009, our results continue to reflect the global economic contraction and the resulting decline in end-market demand. Uncertainty remains about the timing and pace of the industry’s recovery. Global inventories, however, remain high at over 4 million metric tonnes as of the end of December 2009, raising concern about near term supply/demand balances. Although certain global markets have seen increased demand for aluminum, end-market demand in North America has been slow to recover. Overall aluminum demand is still down significantly versus 2008. In 2009, North American industry foil shipments were down 17.1%, industry rod shipments were down 29.8% and industry billet shipments were off 26.8%.

Our integrated operations provide us the flexibility to shift a portion of our upstream production to our downstream business, reducing our overall external purchase commitments, and allowing us to retain the economic differential between LME pricing and our production costs. In fourth quarter 2009, as we returned pot lines to operation in the New Madrid smelter, while value-added product demand continued to lag, we shipped 25.9 million pounds to our downstream operation.

Production. In 2009 and 2008, our upstream business produced approximately 316 million pounds (143,000 metric tonnes) and 575 million pounds (261,000 metric tonnes), respectively, of primary aluminum. Due to a severe ice storm the week of January 26, 2009, our New Madrid smelter lost approximately 75% of its capacity because of damage from power interruptions. Since the end of 2009, we have continued to restart production at New Madrid as we recover from the 2009 production outage. As of February 25, 2010, New Madrid was producing at 95% of capacity, up from 70% during the last three months of 2009. See “Business — Primary Metal — Upstream Business” for further discussion.

Our rolling mills have a combined maximum annual production capacity of 410 to 495 million pounds, depending on our product mix. Due to the downturn in the housing industry, our downstream business produced 339 million pounds of rolled products in 2009, compared to 388 million pounds in 2008 and 406 million pounds in 2007.

Production costs. The key cost components at our smelter are power and alumina. We have a long-term, secure power contract at New Madrid that extends through 2020.

Our vertical integration with Gramercy provides us with a secure supply of alumina at a cost effectively equal to Gramercy and St. Ann’s combined cost of production, net of bauxite and alumina sales to third parties. St. Ann sells bauxite to third parties and Gramercy sells chemical and smelter grade alumina to third parties. Margins from these third-party sales effectively reduce the cost for producing smelter grade alumina for our smelter in New Madrid. Upon becoming sole owner of Gramercy, we began selling smelter grade alumina under contract to third parties on market terms. Under current market conditions, these sales are expected to allow us to generate positive cash margins that will effectively reduce our integrated upstream cash cost of primary aluminum. For 2010, our sales contracts to third parties cover 419,000 tonnes at an average monthly contract price of approximately 14.5% of LME. Based on CRU’s estimated cash cost for our Gramercy refinery and the average daily LME price in 2010 year-to-date through February 25, 2010, these contracts would generate approximately $28.0 million of margin, effectively reducing our integrated upstream cash cost of primary aluminum by $0.05 per pound.

Historically, natural gas prices have shown a high level of volatility. Average natural gas prices were $7.22 per million BTU in 2007, $9.43 per million BTU in 2008, and $3.94 in 2009. At December 31, 2009, we are a party to forward swaps for natural gas, effectively fixing our cost for approximately 45% of our natural gas exposure through 2012 at an average price of $7.35 per million BTU.

In our downstream business, aluminum metal units, which represent a pass-through cost to our customers, typically account for approximately 70% of production costs with value-added conversion costs accounting for the remaining 30%. Conversion costs include labor, energy and operating supplies, including maintenance materials. Energy includes natural gas and electricity, which make up about 17% of conversion costs.

Recent Developments

Ratings. On January 25, 2010, Moody’s Investors Service upgraded Noranda’s Corporate Family Rating and Probability of Default Rating to B3 from Caa1. Moody’s also revised Noranda’s rating outlook to “Positive” from “Stable” and raised its speculative grade liquidity rating to SGL-2 from SGL-3. Moody’s issue level ratings for Noranda were revised as follows: Noranda HoldCo senior unsecured notes rating was moved to Caa2 from Caa3. Noranda AcquisitionCo senior secured revolver and senior secured term loan ratings were moved to B1 from B2 and its senior unsecured notes rating was moved to Caa1 from Caa2. On January 11, 2010, Standard & Poor’s placed Noranda’s corporate credit rating on CreditWatch with positive implications.

Workforce Reduction. On February 26, 2010, we announced a workforce and business process restructuring in our U.S. operations that is expected to generate savings of approximately $8 million to $10 million annually through reduced operating costs and improved operating efficiencies. The U.S. workforce restructuring plan reduced headcount by 89 employees through a combination of voluntary retirement packages and involuntary terminations. Substantially all activities associated with this workforce reduction have been completed as of the time of the announcement. We estimate these actions will result in approximately $6 million to $8 million of pre-tax charges to be recorded in the first quarter of 2010, primarily due to one-time termination benefits and pension benefits. Substantially all of these charges will result in cash expenditures.

Reconciliation of Net Income between Noranda AcquisitionCo and Noranda HoldCo

Noranda HoldCo was formed on March 27, 2007, and its principal asset is its wholly owned subsidiary, Noranda AcquisitionCo, which was also formed on March 27, 2007, both formed for the purpose of the Apollo Transactions. The following table reconciles the results of operations of Noranda HoldCo and Noranda AcquisitionCo:

	Predecessor	Successor
(in millions)	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Consolidated net income (loss) of Noranda AcquisitionCo	14.3	16.9	(59.5)	40.1
Noranda HoldCo interest expense	—	(13.9)	(21.3)	(18.1)
Noranda HoldCo director and other fees	—	—	(1.6)	(3.1)
Noranda HoldCo gains on debt repurchases	—	—	—	116.1
Noranda HoldCo tax effects	—	5.2	8.3	(33.6)

Consolidated net income (loss) of Noranda HoldCo	14.3	8.2	(74.1)	101.4

Critical Accounting Policies and Estimates

Our principal accounting policies are described in Note 1 of the consolidated financial statements included elsewhere in this report. The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual consolidated financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following financial statement areas:

• Revenue recognition	• Asset retirement obligations

• Impairment of long-lived assets	• Derivative instruments and hedging activities

• Goodwill and other intangible assets	• Investment in affiliates

• Business combinations	• Share-based payments

• Inventory valuation

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

Goodwill and other intangible assets

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. We evaluate goodwill for impairment using a two-step process. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. During fourth quarter 2008, we recorded a $25.5 million goodwill impairment write down in the downstream business, reflecting continued weakness in end markets and the view that the acute decline in foil demand continued to put pressure on pricing as industry capacity utilization was operating well below historic levels. In connection with the preparation of our consolidated financial statements for first quarter 2009, we concluded that it was appropriate to re-evaluate our goodwill and intangibles for potential impairment in light of the power outage at our New Madrid smelter and the accelerated deteriorations of demand volumes in both our upstream and downstream segments. Based on our interim impairment analysis during first quarter 2009, we recorded an impairment charge of $40.2 million on goodwill in the downstream segment. No further impairment indicators were noted in the second or third quarters of 2009 regarding the recoverability of goodwill; therefore, no goodwill impairment testing was necessary at June 30, 2009 or September 30, 2009.

Our impairment analysis performed in fourth quarter 2009 related to our annual impairment test (performed on October 1, 2009) resulted in a write-down of the downstream business’s remaining goodwill of $64.9 million. This write-down reflects our view that the rolled products markets will be increasingly competitive for the foreseeable future. The combination of price-based competition and increased demand for lighter gauge products will limit opportunities for achieving higher fabrication margins.

Our analyses included assumptions about future profitability and cash flows of our segments, which reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges may be necessary.

Our analyses included a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require that we make assumptions about future profitability and cash flows of our reporting units, which we believe reflect our best estimates at the date the valuations were performed (March 31, 2009 and October 1, 2009). Key assumptions used to determine reporting units’ discounted cash flow valuations at March 31, 2009 and October 1, 2009 included: (a) cash flow periods of seven years; (b) terminal values based upon long-term growth rates ranging from 1.5% to 2.0%; and (c) discount rates ranging from 11.8% to 13.7% based on a risk-adjusted weighted average cost of capital for each reporting unit. In the downstream business, a 1% increase in the discount rate would have decreased the reporting unit fair value, and consequently increased the goodwill impairment write-down, by approximately $4 million. In the downstream business, a 10% decrease in the cash flow forecast for each year would have decreased the reporting unit fair value by approximately $11 million. Neither of these would have changed the impairment recorded at December 31, 2009. In the upstream business, a 1% increase in the discount rate would have decreased the reporting unit fair value by approximately $54 million and a 10% decrease in the cash flow forecast for each year would have decreased the reporting unit fair value by approximately $60 million, neither of which would have resulted in upstream impairment at December 31, 2009.

Intangible assets with a definite life (primarily customer relationships) are amortized over their expected lives and are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable.

Business combinations

On August 3, 2009, we entered into an agreement with Century pursuant to which we became the sole owner of both Gramercy and St. Ann. The Joint Venture Transaction closed on August 31, 2009. In the transaction Noranda and Gramercy released Century from certain obligations. These obligations included (i) approximately $23.5 million Century owed Gramercy for pre-transaction alumina purchases; and (ii) Century’s guarantee to fund future payments of environmental and asset retirement obligations.

As discussed further in the notes to our consolidated financial statements for the year ended December 31, 2009 included elsewhere in this report, we accounted for the Joint Venture Transaction under FASB ASC Topic 805, Business Combinations.

The Joint Venture Transaction was a business combination achieved in stages, because we owned 50% of both Gramercy and St. Ann prior to August 31, 2009. Applying the provisions of ASC Topic 805, we re-measured our previous 50% investment to fair value as of the acquisition date.

The Joint Venture Transaction was a bargain purchase. We assumed the remaining portion of Gramercy and St. Ann in exchange for releasing Century from guarantees to fund future environmental and asset retirement obligations. To the extent permitted by U.S. GAAP, we have assigned a fair value to the identifiable assets acquired and liabilities assumed.

As a result of our determination of the fair value of consideration transferred and the fair value of assets acquired and liabilities assumed, we recorded a gain on the Joint Venture Transaction. See the notes to our consolidated financial statements included elsewhere in this report for the year ended December 31, 2009, for the calculation of the gain.

Inventory valuation

Inventories are stated at the lower of cost or market (“LCM”). We use the last-in, first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann are valued at weighted average cost. The remaining inventories (principally supplies) are stated at cost using the first-in, first-out method. Our downstream segment’s inventories, our bauxite inventory at St. Ann, and our alumina and bauxite inventories at Gramercy are valued using a standard costing system, which gives rise to cost variances. Variances are capitalized to inventory in proportion to the quantity of inventory remaining at period end to quantities produced during the period. Variances are recorded such that ending inventory reflects actual costs on a year-to-date basis.

As of the date of the Apollo Acquisition a new base layer of LIFO inventories was established at fair value, such that the first-in, first-out method of valuing inventory (“FIFO”) basis and LIFO basis were equal. For layers added between the acquisition date and period end, we use a dollar-value LIFO approach where a single pool for each segment represents a composite of similar inventory items. Increases and decreases in inventory are measured on a pool basis rather than item by item. In periods following the Apollo Acquisition, LIFO cost of sales reflect sales at current production costs, which are substantially lower than the fair value cost recorded at the date of acquisition, to the extent that quantities produced exceed quantities sold. In periods when quantities sold exceed quantities produced, cost of goods sold reflect the higher fair value cost per unit.

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

Asset retirement obligations

We record our costs for legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation as asset retirement obligations. We recognize liabilities, at fair value, for our existing legal asset retirement obligations and adjust these liabilities for accretion costs and revision in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and depreciation on these capitalized costs is recognized.

Derivative instruments and hedging activities

During 2008, we designated fixed-price aluminum sale swaps as cash flow hedges, thus the effective portion of such derivatives was adjusted to fair value through other comprehensive income (loss), with the ineffective portion reported through earnings. In addition, we designated a portion of our natural gas swaps as cash flow hedges during the fourth quarter of 2009. Derivatives that have not been designated for hedge accounting are adjusted to fair value through earnings in (gain) loss on hedging activities in the consolidated statements of operations. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Forecasted sales represent a sensitive estimate in our designation of derivatives as cash flow hedges. As a result of the New Madrid power outage in January 2009, management concluded that certain hedged sale transactions were no longer probable of occurring, and we discontinued hedge accounting for all our aluminum fixed-price sale swaps on January 29, 2009. At that date, the accounting for amounts in accumulated other comprehensive income did not change. We entered into certain natural gas contracts during the fourth quarter of 2009 that qualified for and were designated as cash flow hedges based on a fraction of estimated consumption of natural gas. Amounts recorded in accumulated other comprehensive income are reclassified into earnings in the periods during which the hedged transaction affects earnings, unless it is determined that it is probable that the original forecasted transactions will not occur, at which point a corresponding amount of accumulated other comprehensive is immediately reclassified into earnings. Forecasted sales represent a sensitive estimate in our accounting for derivatives because they impact the determination whether any amounts in accumulated other comprehensive income should be reclassified into earnings in the current period.

We determine the fair values of our derivative instruments using industry standard models that incorporate inputs which are observable throughout the full term of the instrument. Key inputs include quoted forward prices for commodities (aluminum and natural gas) and interest rates, and credit default swap spread rates for non-performance risk. Our derivative assets are adjusted for the non-performance risk of our counterparties using their credit default swap spread rates, which are updated quarterly. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation, and are also adjusted quarterly based on current default swap spread rates on entities we consider comparable to us. We present the fair value of our derivative contracts net of cash paid pursuant to collateral agreements on a net-by-counterparty basis in our consolidated statements of financial position when we believe a legal right of setoff exists under an enforceable master netting agreement.

Investments in affiliates

Prior to the Joint Venture Transaction, we evaluated an equity method investment for impairment when adverse events or changes in circumstances indicated, in management’s judgment, that the investments may have experienced a decline in value. When evidence of loss in value occurred, we compared the investment’s estimated fair value to its carrying value in order to determine whether impairment had occurred. If the estimated fair value was less than the carrying value and management considered, based on various factors, such as historical financial results, expected production activities and the overall health of the investment’s industry, the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value was recognized in the consolidated financial statements as an impairment.

During first quarter 2009, because of the reduced need for alumina caused by the smelter power outage and depressed market conditions, Gramercy reduced its annual production rate of smelter grade alumina from approximately 1.0 million metric tonnes to approximately 0.5 million metric tonnes. At March 31, 2009, these production changes led us to evaluate our investment in these joint ventures for impairment, which resulted in a $45.3 million write-down ($39.3 million for St. Ann and $6.0 million for Gramercy) during first quarter 2009. In second quarter 2009, we recorded a $35.0 million impairment charge related to our equity-method investment in St. Ann. This additional impairment reflects second quarter 2009 revisions to our assumptions about St. Ann’s future profitability and cash flows.

Our impairment analyses were based on discounted cash flows valuations that require us to make assumptions about future profitability and cash flows of each joint venture. The assumptions used reflect our best estimates at the date the valuations were performed. Key assumptions used to determine reporting units’ discounted cash flow valuations for March 31, 2009 and June 30, 2009 include: (a) cash flow projections for five years; (b) terminal values based upon long-term growth rates ranging from 1% to 2%; and (c) discount rates ranging from 17% to 19% based on a risk-adjusted weighted average cost of capital for each investment.

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

Share-based payments

As described in more detail in the “Shareholders’ equity and share-based payments” note to our consolidated financial statements, the fair value of each award is separately estimated and amortized into compensation expense over the service period. The fair value of our stock option grants are estimated on the grant date using the Black-Scholes-Merton valuation model. The application of this valuation model involves assumptions that require judgment and are highly sensitive in the determination of compensation expense.

During the year ended December 31, 2009, we granted the following stock options:

Grant date	Number of options	Exercise price	Fair value of common stock(1)	Fair value of option grant(2)	Intrinsic value(3)
June 10, 2009	60,000	$1.37	$1.37	$0.76	$—
December 3, 2009	112,426	2.28	2.28	1.32	—

(1)

All fair valuations were determined by our Board of Directors in consultation with management at the date of each stock option grant. These fair values were determined using a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require that we make assumptions about future profitability and cash flows of our business units. We believe these assumptions reflect the best estimates at the date the valuations were performed. Key assumptions used to determine reporting units’ discounted cash flow valuations at each grant date included: (a) cash flow periods of seven years; (b) terminal values based upon a 2.0% long-term growth rate; and (c) a 13.5% discount rate based on a risk-adjusted weighted average cost of capital.

(2)	As determined using the Black-Scholes-Merton valuation model at the date of each stock option grant.
(3)	The grant date fair value of the underlying shares for each grant equaled the stock option exercise price of the awarded options, so there were no grant date intrinsic values for these awards.

At December 31, 2009 the expiration of the call option upon a qualified public offering would have resulted in the immediate recognition of $2.3 million of compensation expense related to the cost of Tranche B options where the investor IRR targets were previously met. Further, the period over which we recognize compensation expense for service awards would change from May 2014 to five years prospectively from the grant date, which, based on options outstanding at December 31, 2009, would increase annual stock compensation expense by approximately $0.4 million.

Results of Operations

The results of operations, cash flows and financial condition for the Predecessor and Successor periods reflect different bases of accounting due to the impact on the consolidated financial statements of the Apollo Acquisition and the resulting purchase price allocations.

To aid the reader in understanding the results of operations of each of these periods, we have provided a discussion for the Predecessor period from January 1, 2007 to May 17, 2007 and for the Successor periods from May 18, 2007 to December 31, 2007 and for the Successor years ended December 31, 2008 and 2009.

We have supplemented our discussion of historical results with an analysis of the results of operations for the year ended December 31, 2007, reflecting the pro forma assumptions and adjustments as if the Apollo Acquisition and the Special Dividend had occurred on January 1, 2007. We believe presenting this pro forma information is beneficial to the reader because the impact of the purchase accounting associated with the Apollo Acquisition in 2007 impacts the comparability of the financial information for the historic periods presented. We believe this pro forma presentation provides the reader with additional information from which to analyze our financial results.

You should read the following discussion of the results of operations and financial condition with the consolidated financial statements and related notes included herein.

The following chart indicates the percentages of sales represented by each of our segments for the periods presented:

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	%	%	%	%
Upstream	55	51	60	53
Downstream	48	51	48	53
Eliminations	(3)	(2)	(8)	(6)

	100	100	100	100

The following chart indicates the percentages of operating income (loss) represented by each of our segments for the periods presented:

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	%	%	%	%
Upstream	99	125	246	(23)
Downstream	9	8	(76)	(55)
Corporate	(8)	(33)	(70)	(22)

	100	100	100	100

(1)	All segments experienced operating losses during the year ended December 31, 2009.

Discussion of historical results for the Predecessor period from January 1, 2007 to May 17, 2007, the Successor period from May 18, 2007 to December 31, 2007 and the Successor year ended December 31, 2008

Sales

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008
	$	$	$
Upstream:
Total upstream primary aluminum sales (in millions)	292.1	445.2	758.6
Primary aluminum shipments (in millions of pounds)	214.4	340.2	589.9
Average price per pound	1.36	1.31	1.29
Downstream:
Downstream sales (in millions)	252.5	443.6	605.7
Downstream sales, excluding brokered metal (in millions)	244.3	400.4	605.7
External shipments (in millions of pounds)	135.6	236.0	346.1
Average price per pound	1.80	1.70	1.75

Upstream and downstream sales per pound shipped fluctuated within a narrow range during the Predecessor period of 2007, and the Successor period of May 18, 2007 to December 31, 2007 and the year ended December 31, 2008, reflecting the movement in the LME price and the Midwest Transfer Premium during the periods, which were at relative peaks during the first six months of both 2007 and 2008.

In planning for 2007, management anticipated a significant increase in demand for downstream products, and entered into take-or-pay contracts to purchase fixed quantities of commodity grade sow and other metals from external sources. With the softening of the housing market in mid-to-late 2007, the downstream business’ commodity grade sow requirements were less than originally anticipated. In certain cases the downstream business made arrangements to sell these contracted metal quantities to others. These sales are referred to as “brokered metal” sales, and were priced at or near our cost of purchasing the quantities. There were no brokered metal sales in 2008.

In 2008, the upstream business increased its intersegment shipments to the downstream segment, primarily due to a decrease in demand for value-added products related to the softening of the U.S. economy and its impact on the housing and construction industry.

Cost of sales

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008
	$	$	$
Upstream:
Total upstream primary aluminum cost of sales (in millions)	203.5	356.8	623.0
Primary aluminum shipments (in millions of pounds)	214.4	340.2	589.9
Average cost per pound	0.95	1.05	1.06
Downstream:
Downstream cost of sales (in millions)	237.9	432.7	597.5
Downstream cost of sales, excluding brokered metal (in millions)	229.7	389.3	597.5
External shipments (in millions of pounds)	135.6	236.0	346.1
Average cost per pound	1.69	1.65	1.73

        Upstream and downstream costs per pound shipped fluctuated within a narrow range during the Predecessor period of 2007 and the Successor period of May 18, 2007 to December 31, 2007 and the year ended December 31, 2008, reflecting the cost levels inherent in the inventory valuation from the Xstrata Acquisition completed in August 2006 and the relatively stable cost environment.

Average upstream cost per pound shipped during the May 18, 2007 to December 31, 2007 Successor period is substantially higher than in the January 1, 2007 to May 17, 2007 Predecessor period reflecting the impact of a step-up in the cost basis of inventory at the time of the Apollo Acquisition and the impact of higher depreciation expense resulting from the higher purchase price allocation to property, plant and equipment. The step-up in cost basis is not as significant in the downstream business because the pass-through nature of the metal costs causes those costs to approximate current market rates, except in periods of rapid change as were experienced in the last half of 2008. In the downstream business, the higher per pound cost of sales in 2008 reflects lower of cost or margin reserves resulting from the dramatic decline in LME prices.

Selling, general and administrative expenses and other (“SG&A”)

	Predecessor	Successor
(in millions)	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008
SG&A expenses	$16.8	$39.2	$73.8
As a % of sales	3.2%	4.5%	5.8%

As a percentage of sales, SG&A was higher in the 2008 Successor period than in the Predecessor period due to the costs related to our 2008 restructuring. Additionally, losses on disposal of assets increased significantly as a $2.9 million write-down of CIP occurred in our downstream division related to uninstalled rolling mill equipment. The remainder of the differences between the Successor periods and the Predecessor period are a result of an increase in consulting and other professional fees associated with activities related to the transition to operating as a stand-alone company, including costs incurred in our debt and equity registration process. In December 2008, we announced a company-wide workforce and business process restructuring expected to generate cash cost savings of approximately $23 million annually. The workforce restructuring plan involved a total staff reduction of approximately 338 employees and contract workers. The reduction in the employee workforce included 228 affected employees in our upstream business. These reductions occurred during the fourth quarter of 2008 and the first quarter of 2009. The reductions at our downstream facilities in Huntingdon, Tennessee, Salisbury, North Carolina, and Newport, Arkansas included 96 affected employees. These reductions were substantially completed during the fourth quarter of 2008.

Operating income

	Predecessor	Successor
(in millions)	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008
Operating income	$86.4	$60.7	$44.4
As a % of sales	16.4%	7.0%	3.5%

The decrease in operating income in the year ended December 31, 2008 was attributable to the impact of the global economic contraction, the 2008 fourth quarter goodwill impairment write-down and a one-time charge for termination benefits related to the December 2008 restructuring. Higher 2008 raw material and conversion costs, including $17.6 million in higher natural gas costs, had a $35.9 million unfavorable impact on 2008 operating income. An $18.1 million unfavorable impact from lower aluminum prices more than offset an $11.8 million favorable impact from product mix and volume. The remaining decrease was primarily due to higher selling, general and administrative expenses associated with operating for a full year as a stand-alone company, including higher consulting and other professional fees and costs incurred in the Company’s debt registration process.

Discussion of results for the pro forma Predecessor and Successor year ended December 31, 2007 compared to the Successor year ended December 31, 2008

The following table sets forth certain consolidated pro forma financial information for the year ended December 31, 2007 as though the Apollo Transactions and the Special Dividend had occurred on January 1, 2007 (See Item 6. “Selected Financial Data” for discussion of pro forma adjustments) and certain consolidated historical financial information for the year ended December 31, 2008:

(in millions)	Pro Forma Predecessor and Successor	Successor
	Year ended December 31, 2007	Year ended December 31, 2008
	$	$
Sales	1,395.1	1,266.4
Operating costs and expenses:
Cost of sales	1,205.3	1,122.7
Selling, general and administrative expenses and other	56.0	73.8
Goodwill impairment	—	25.5

	1,261.3	1,222.0

Operating income	133.8	44.4
Other expenses (income)
Interest expense, net
Third parties	106.8	88.0
Loss on hedging activities, net	44.1	69.9
Equity in net income of investments in affiliates	(11.5)	(7.7)
(Gain) loss on debt repurchase	2.2	1.2

Total other expenses	141.6	151.4

Loss before income taxes	(7.8)	(107.0)
Income tax expense (benefit)	1.7	(32.9)

Net loss for the period	(9.5)	(74.1)

Sales by segment
Upstream
External customers	698.9	660.7
Intersegment	38.4	97.8

Total	737.3	758.5

Downstream	696.2	605.7
Eliminations	(38.4)	(97.8)

Total	1,395.1	1,266.4

Operating income (loss)
Upstream	152.2	109.4
Downstream	9.0	(34.0)
Corporate	(27.4)	(31.0)

Total	133.8	44.4

Shipments (pounds in millions)
Upstream
External customers	523.4	509.5
Intersegment	31.2	80.4

Total	554.6	589.9
Downstream	371.6 (1)	346.1

(1)	For purposes of comparability to other periods, brokered metal sales are excluded from downstream pounds because the related metal was sold without fabrication premiums.

Sales for 2008 were $1,266.4 million, down 9.2% from sales of $1,395.1 million in 2007. In the upstream business, external sales decreased 5.5% to $660.7 million in 2008 from $698.9 million in 2007. $24.0 million of the decrease in sales resulted from a decrease in external shipment volumes with the remaining decrease primarily attributable to a decrease in the average MWTP. In the downstream business, sales decreased 13.0% to $605.7 million in 2008 compared to $696.2 million in 2007, which included $51.4 million in brokered metal sales. There were no brokered metal sales in 2008. Lower volume led to a $44.2 million negative impact as a result of the continued decline in demand in business and construction markets, and offset a slight increase in average fabrication premiums associated with a change in product mix.

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

Selling, general and administrative expenses and other on a pro forma basis, increased $17.8 million from $56.0 million in 2007, on a pro forma basis, to $73.8 million in 2008. This change relates to costs incurred as a result of our December 2008 restructuring program in the amount of $9.1 million as well as an increase of $7.9 million on losses related to disposal of assets. A significant portion of the disposal balance is due to a $2.9 million write-down related to uninstalled rolling mill equipment in our downstream division. The remainder of the difference is a result of an increase in consulting and other professional fees associated with activities related to the transition to operating as a stand-alone company, including costs incurred in our debt and equity registration process.

In December 2008, we announced a company-wide workforce and business process restructuring expected to generate cash cost savings of approximately $23 million annually. The workforce restructuring plan involved a total staff reduction of approximately 338 employees and contract workers. The reduction in the employee workforce included 228 affected employees in our upstream business. These reductions occurred during the fourth quarter of 2008 and the first quarter of 2009. The reductions at our downstream facilities in Huntingdon, Tennessee, Salisbury, North Carolina, and Newport, Arkansas included 96 affected employees. These reductions were substantially completed during the fourth quarter of 2008.

Operating income decreased $89.4 million from $133.8 million in 2007, on a pro forma basis, to $44.4 million in 2008. The decrease was attributable to the impact of the global economic contraction, the fourth quarter impairment write-down and a one-time charge for termination benefits.

Loss on hedging activities in 2007 consisted of $44.1 million compared to $69.9 million in 2008, an increase of $25.8 million. This change was primarily the result of the change in the fair value of fixed-price swaps entered into to hedge our exposure to aluminum price fluctuations and the change in the fair value of interest rate swaps entered into to hedge our exposure to fluctuations in LIBOR. In addition, the loss in 2008 increased as a result of the fair value of natural gas financial swaps entered into to hedge our exposure to natural gas price fluctuations.

Income tax expense (benefit) totaled $1.7 million in 2007 on a pro forma basis compared to an income tax benefit of $32.9 million in 2008. The provision for income taxes resulted in an effective tax rate for continuing operations on a pro forma basis of 21.8% for 2007, compared with an effective tax rate of 30.8% for 2008. The change in effective tax rates was primarily related to a permanent difference in cancellation of debt income related to the divestiture of a subsidiary, a permanent difference related to a goodwill impairment, state income tax expense, foreign equity earnings and the impact of the manufacturing deduction under Section 199 of the Internal Revenue Code.

Net loss increased $64.6 million from a $9.5 million loss in 2007 on a pro forma basis to a $74.1 million loss in 2008. This increase is primarily the result of the effects of an $89.4 million decrease in operating income, a $25.8 million increase in losses from hedging activities, as well as less equity from unconsolidated companies in the amount of $3.9 million. This amount was partially offset by a tax benefit of $32.9 million in 2008 compared to income tax expense in the amount of $1.7 million in 2007 on a pro forma basis, a difference of $34.6 million, and an $18.8 million decrease in interest expense in 2008 compared to 2007 on a pro forma basis.

Discussion of results for the Successor year ended December 31, 2008 compared to the Successor year ended December 31, 2009

The following table sets forth certain consolidated financial information for the years ended December 31, 2008 and 2009:

(in millions)	Successor
	Year ended December 31, 2008	Year ended December 31, 2009(1)
	$	$
Sales	1,266.4	769.9
Operating costs and expenses:
Cost of sales	1,122.7	779.9
Selling, general and administrative expenses and other	73.8	75.6
Goodwill and other intangible asset impairment	25.5	108.0
Excess insurance proceeds	—	(43.5)

	1,222.0	920.0

Operating income (loss)	44.4	(150.1)
Other expenses (income)
Interest expense, net	88.0	53.6
(Gain) loss on hedging activities, net	69.9	(111.8)
Equity in net (income) loss of investments in affiliates	(7.7)	79.7
(Gain) loss on debt repurchase	1.2	(211.2)
Gain on business combination	—	(120.3)

Total other expenses	151.4	(310.0)

Income (loss) before income taxes	(107.0)	160.0
Income tax expense (benefit)	(32.9)	58.6

Net income (loss) for the period	(74.1)	101.4

Sales by segment
Upstream
External customers	660.7	361.5
Intersegment	97.8	50.0

Total	758.5	411.5
Downstream	605.7	408.4
Eliminations	(97.8)	(50.0)

Total	1,266.4	769.9

Operating income (loss)
Upstream	109.4	(34.5)
Downstream	(34.0)	(82.7)
Corporate	(31.0)	(32.8)

Total	44.4	(150.1)

Shipments (pounds in millions)
Upstream
External aluminum (pounds, in millions)	509.5	291.4
Intersegment aluminum (pounds, in millions)	80.4	60.2

Total aluminum shipments (pounds, in millions)	589.9	351.6
External alumina (kMts)	—	245.0
External bauxite (kMts)	—	482.9
Downstream (pounds, in millions)	346.1	309.3

(1)	Figures may not add due to rounding.

Sales for the year ended December 31, 2009 were $769.9 million compared to $1,266.4 million for the year ended December 31, 2008, a decrease of 39.2%.

Sales to external customers in our upstream aluminum business were $361.5 million in the year ended December 31, 2009; a 45.3% decrease from $660.7 million in sales to external customers for the year ended December 31, 2008, driven primarily by a decline in LME aluminum prices, lower volumes of value-added shipments due to a decline in end-market demand and lower sow volumes related to the New Madrid power outage, as discussed below.

•

The decline in pricing, due to a 33.1% decrease in realized MWTP, resulted in a decrease of $101.7 million in external revenues. For the years ended December 31, 2008 and 2009, the average LME aluminum price per pound was $1.17 and $0.76, respectively.

•

Total upstream aluminum shipments for the year ended December 31, 2009 decreased 238.3 million pounds to 351.6 million pounds or 40.4% compared to the year ended December 31, 2008. Intersegment shipments to our downstream business decreased 20.2 million pounds or 25.1%, to 60.2 million pounds as a result of the power outage at New Madrid. The downstream business had sufficient external alternate sources of supply to meet its aluminum needs.

•

External aluminum shipments decreased to 291.4 million pounds for the year ended December 31, 2009 from 509.5 million pounds for the year ended December 31, 2008. This 42.8% decrease in external shipments resulted in a decrease of $282.8 million in external revenues and is largely the result of lower production levels because of the smelter outage and the continued decline in demand for value-added products. Shipments of value-added products totaled 283.4 million pounds for the year ended December 31, 2009 compared to 404.8 million pounds for the year ended December 31, 2008. This lower volume was driven by lower end-market demand in transportation and building markets. The power outage at the New Madrid smelter had minimal impact on these value-added volume declines, as we sourced third-party metal to offset the hot metal production outage. The re-melt capability and value-added processing capacity within the New Madrid facility were sufficient to serve our customers’ demands for products such as billet and rod.

•

Revenues for the year ended December 31, 2009 include $70.8 million related to alumina shipped to external customers and $14.6 million related to bauxite shipped to external customers, primarily reflecting the impact of the operations of Gramercy and St. Ann after August 31, 2009.

Sales in our downstream business were $408.4 million for the year ended December 31, 2009, a decrease of 32.6% compared to sales of $605.7 million for the year ended December 31, 2008. The decrease was primarily due to a negative impact from pricing, as well as lower shipments to external customers.

•	The LME price decline contributed $132.9 million to the sales decrease. Fabrication premiums were relatively unchanged.

•

Decreased shipment volumes reduced revenues by $64.4 million. Downstream shipment volumes decreased to 309.3 million pounds for the year ended December 31, 2009 from 346.1 million pounds for the year ended December 31, 2008. This 10.6% decrease was primarily due to lower end-market demand in the building and construction markets.

Cost of sales decreased to $779.9 million for the year ended December 31, 2009 from $1,122.7 million for the year ended December 31, 2008. The 30.5% decrease was mainly the result of lower shipment volumes for value-added products to external customers, as well as decreases in raw materials such as energy and gas. Costs incurred related to the New Madrid power outage totaled $20.2 million for the year ended December 31, 2009, of which $17.5 million were directly offset by insurance proceeds. Cost of sales for the year ended December 31, 2009 also included $11.6 million of expenses associated with the purchase accounting step up of property, plant and equipment values and inventory values due to the Joint Venture Transaction.

The production outage at New Madrid negatively impacted our upstream cash cost of primary aluminum in 2009. Although insurance proceeds covered the costs and losses associated with our outage and returning the smelter to operation, our coverage did not make us whole for inefficiencies associated with operating our integrated upstream business significantly below capacity. We estimate that our upstream cash cost of primary aluminum for FYE 2009 of $0.77 per pound was negatively impacted by $0.05 per pound due to lost production efficiency and fixed cost absorption.

Selling, general and administrative expenses for the year ended December 31, 2009 were $75.6 million compared to $73.8 million for the year ended December 31, 2008, a 2.4% increase.

•	During 2009, we wrote off an unused mill in the downstream business resulting in $3.0 million of increased expenses.

•

Selling, general and administrative expenses associated with the power outage at New Madrid were $7.2 million of which $6.6 million was directly offset by insurance proceeds for the year ended December 31, 2009.

Goodwill and other intangible asset impairment increased from $25.5 million for the year ended December 31, 2008 to $108.0 million for the year ended December 31, 2009. During the year ended 2008, we recorded a $25.5 million impairment in the downstream segment, reflecting continued weakness in end markets and the view that the acute decline in foil demand continued to put pressure on pricing as industry capacity utilization was operating well below historic levels. Our impairment analyses performed during 2009 resulted in write-downs of the downstream business’ remaining goodwill of $105.2 million. These write-downs reflected our view that the rolled products markets will be increasingly competitive for the foreseeable future. The combination of price-based competition and increased demand for lighter gauge products will limit opportunities for achieving higher fabrication margins.

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

Excess insurance proceeds totalled $43.5 million during the year ended December 31, 2009. We reached a $67.5 million settlement with our insurance carriers, all of which has been received by December 31, 2009. The settlement proceeds of $67.5 million were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled “Excess insurance proceeds” reflects the residual insurance recovery after applying total proceeds recognized against the losses incurred through September 30, 2009, which was the reporting period in which we finalized all settlements and received related proceeds. This amount is not intended to represent a gain on the insurance claim. We incurred costs in fourth quarter 2009 of approximately $3.3 million and we will continue to incur costs into the future related to bringing the production back to full capacity, but those costs incurred after September 30, 2009 will not be reflected in the “Excess insurance proceeds” line. Total costs incurred may exceed the total insurance settlement.

Operating income (loss) for the year ended December 31, 2009 was a loss of $150.1 million compared to operating income of $44.4 million for the year ended December 31, 2008. The decrease relates to period-over-period sales margin (sales minus cost of sales) reductions of $153.7 million, a $1.8 million increase in selling, general and administrative and other expenses, and goodwill and other intangible asset impairments.

•

Sales margin for the year ended December 31, 2009 was a $10.0 million loss compared to income of $143.7 million for the year ended December 31, 2008. This $153.7 million decrease resulted from the impact of a 33.1% decrease in realized MWTP coupled with a decrease in higher margin sales of value-added products and higher production costs (as a percent of sales) in the upstream business.

•	Selling, general and administrative expenses were $75.6 million for the year ended December 31, 2009 and were relatively stable compared to $73.8 million for the year ended December 31, 2008.

•

Operating income was also impacted by goodwill and other intangible asset impairment charges for the year ended December 31, 2009 of $108.0 million, offset by excess insurance proceeds of $43.5 million.

Interest expense, net for the year ended December 31, 2009 was $53.6 million compared to $88.0 million for the year ended December 31, 2008, a decrease of $34.4 million. Decreased interest expense is related to lower LIBOR interest rates as well as lower average debt outstanding on the term B loan (due to the $24.5 million principal payment in April 2009) and the AcquisitionCo Notes and HoldCo Notes (due to the debt repurchases, discussed further below). These reductions in principal balance were partially offset by the increased balance under the revolving credit facility; however, the revolving credit facility carries a lower interest rate than the HoldCo Notes and AcquisitionCo Notes.

(Gain) loss on hedging activities, net was a gain of $111.8 million for the year ended December 31, 2009 compared to a $69.9 million loss for the year ended December 31, 2008. We discontinued hedge accounting for our entire remaining aluminum fixed-price sale swaps on January 29, 2009. For the year ended December 31, 2009, the amount reclassified from accumulated other comprehensive income to earnings was $172.2 million including $77.8 million reclassified into earnings because it is probable that the original forecasted transactions will not occur.

Equity in net (income) loss of investments in affiliates was a $79.7 million loss for the year ended December 31, 2009, compared to income of $7.7 million for the year ended December 31, 2008. This change was attributable to impairment charges of $80.3 million recorded during the year ended December 31, 2009.

(Gain) loss on debt repurchase was a $211.2 million gain in 2009 compared to a $1.2 million loss in 2008. For the year ended December 31, 2009, we repurchased $403.8 million principal aggregate amount of our outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $187.2 million, plus fees. Of this amount, we repaid $6.6 million of our revolving credit facility borrowings, resulting in our borrowing capacity being reduced $7.3 million to $242.7 million. We recognized a gain of $211.2 million representing the difference between the reacquisition price and the carrying amount of repurchased debt net of write-offs of related deferred financing fees and discounts.

Gain on business combination was $120.3 million in 2009. We believe the Joint Venture Transaction was a bargain purchase. We assumed the remaining portion of Gramercy and St. Ann in exchange for releasing Century from certain obligations which included (i) approximately $23.5 million Century owed Gramercy for pre-transaction alumina purchases, and (ii) Century’s guarantee to fund future payments of environmental and asset retirement obligations. To the extent permitted by U.S. GAAP, we assigned fair value to the identifiable assets acquired and liabilities assumed.

We utilized a third-party valuation firm to assist us in determining the fair values of the assets acquired and liabilities assumed in the Joint Venture Transaction. Based on the fair values assigned to the assets acquired and liabilities assumed, we have recorded a gain of $120.3 million, of which, $18.5 million relates to adjusting our previous 50% equity interests to fair value and the remaining $101.8 million relates to the gain recorded on acquired interests. Expenses related to the Joint Venture Transaction such as valuation, legal and consulting costs are included in selling, general and administrative expenses.

Income tax expense (benefit) was a $58.6 million expense in 2009 compared to a $32.9 million benefit in 2008. Our effective income tax rates were approximately 36.6% for the year ended December 31, 2009 and 30.8% for the year ended December 31, 2008. The increase in the effective tax rate for the year ended December 31, 2009 over December 31, 2008 was primarily impacted by state income taxes, equity method investee income, gain on business combination in 2009, the Internal Revenue Code Section 199 manufacturing deduction, and goodwill impairment in 2009. See Note 16, “Income Taxes” in our consolidated financial statements included elsewhere in this report.

As of December 31, 2009 and December 31, 2008, we had unrecognized income tax benefits (including interest) of approximately $11.5 million and $11.1 million, respectively (of which approximately $7.5 million and $7.2 million, if recognized, would favorably impact the effective income tax rate). As of December 31, 2009, the gross amount of unrecognized tax benefits (excluding interest) increased by an immaterial amount. It is expected that the unrecognized tax benefits may change in the next twelve months; however, due to Xstrata’s indemnification of us for tax obligations related to periods ending on or before the 2007 Apollo Acquisition date, we do not expect the change to have a significant impact on our results of operations or our financial position.

In April 2009, the Internal Revenue Service commenced an examination of our U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata agreed to indemnify us for tax obligations related to periods ending on or before the 2007 Apollo Acquisition date. Therefore, we do not anticipate that the IRS examination will have a material impact on our consolidated financial statements.

Net income (loss). Net income was $101.4 million for the year ended December 31, 2009 compared to a $74.1 million loss for the year ended December 31, 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, available borrowing capacity under our revolving credit facility, and cash on hand. Our main continuing liquidity requirements are to finance working capital, capital expenditures and acquisitions, and debt service.

We incurred substantial indebtedness in connection with the Apollo Transactions. See “Description of Indebtedness” for further description of the agreements that govern our indebtedness. As of December 31, 2009, our total indebtedness was as follows:

(in millions)	Outstanding balance at December 31, 2009	Ratings at January 31, 2010 (1)
	$	Moody’s	S&P
Noranda HoldCo:
Senior Floating Rate Notes due 2014	63.6	Caa2	D
Noranda AcquisitionCo:
Term B loan due 2014	328.1	B1
Senior Floating Rate Notes due 2015	344.1	Caa1	D
Revolving credit facility	215.9	B1

Total debt	951.7

(1)

On January 25, 2010, Moody’s Investors Service upgraded Noranda’s Corporate Family Rating and Probability of Default Rating to B3 from Caa1. Moody’s also revised Noranda’s rating outlook to “Positive” from “Stable” and raised its speculative grade liquidity rating to SGL-2 from SGL-3. Moody’s issue level ratings for Noranda were revised as follows: Noranda HoldCo senior unsecured notes rating was moved to Caa2 from Caa3. Noranda AcquisitionCo senior secured revolver and senior secured term loan ratings were moved to B1 from B2 and its senior unsecured notes rating was moved to Caa1 from Caa2. On January 11, 2010, Standard & Poor’s placed Noranda’s corporate credit rating on CreditWatch with positive implications.

Based on the amount of indebtedness outstanding and interest rates as of December 31, 2009, our annualized cash interest expense is approximately $31.8 million, all of which represents interest expense on floating-rate obligations (and thus is subject to increase in the event interest rates rise), prior to any consideration of the impact of interest rate swaps. Of this amount, we have the right under the applicable indebtedness to pay approximately $19.7 million by issuing additional indebtedness rather than in cash. We issued additional indebtedness as payment for our interest due May 15, 2009 and November 15, 2009 under our bond indentures. Further, we have notified the trustee for bondholders of the HoldCo Notes and AcquisitionCo Notes of our election to pay the May 15, 2010 interest payments by issuing additional indebtedness.

We may borrow additional amounts under our revolving credit facility to fund our working capital, capital expenditure and other corporate and strategic needs. As of December 31, 2009, of our revolving credit facility’s $242.7 million borrowing capacity, we had a drawn balance of $215.9 million and outstanding letters of credit of $26.1 million, resulting in $0.7 million available for borrowing under the facility. In 2010, through the date of this report, we used available cash balances, which included $58.7 million of proceeds from January 2010 hedge terminations, to repay $150.0 million of our revolving credit facility borrowings. As of January 31, 2010, we had cash and cash equivalent balances totaling $74.4 million and $150.7 million available for borrowing under our revolving credit facility.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on our current level of operations, we believe that cash flow from operations and available cash will be adequate to meet our short-term liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that future borrowings will be available to us under our senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, on commercially reasonable terms or at all.

Discussion of certain historical cash flow information for the Predecessor period January 1, 2007 through May 17, 2007, and the Successor period May 18, 2007 through December 31, 2007 and the Successor year ended December 31, 2008

The following table sets forth certain historical consolidated cash flow information for 2007 and 2008:

	Predecessor	Successor
(in millions)	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008
	$	$	$
Cash provided by operating activities	41.2	160.8	65.5
Cash provided by (used in) investing activities	5.1	(1,197.7)	(51.1)
Cash provided by (used in) financing activities	(83.7)	1,112.5	94.7

Net change in cash and cash equivalents	(37.4)	75.6	109.1

Operating Activities provided $65.5 million in the year ended December 31, 2008, compared to $41.2 million for the period from January 1, 2007 to May 17, 2007 and $160.8 million for the period from May 18, 2007 to December 31, 2007. Operating activities used $46.2 million of cash flow in the fourth quarter of 2008, including $35.1 million for interest payments, $18.3 million for tax payments and $26.3 million in advance payment of January obligations for raw materials.

Investing Activities used $51.1 million during the year ended December 31, 2008. Capital expenditures were $51.7 million during the Successor year ended December 31, 2008, compared to $5.8 million in the Predecessor period from January 1, 2007 to May 17, 2007 and $36.2 million in the Successor period from May 18, 2007 to December 31, 2007. The higher level of capital expenditures in 2008 is primarily attributable to capital expenditure projects aimed at increasing productivity, including $16.2 million invested in a projected $48.0 million smelter expansion project in our upstream business. Since 2008, as a result of declining market conditions and the January 2009 power outage, we reduced the near-term scale of the New Madrid smelter expansion program and have not determined a revised timeline for the program.

During the Predecessor period from January 1, 2007 to May 17, 2007, investing cash flows were affected by a $10.9 million advance from the Predecessor parent. The Successor period from May 18, 2007 to December 31, 2007 was affected by the $1.2 billion purchase price paid by the Successor for the acquisition of the Noranda aluminum business from Xstrata.

Financing Activities. During the Predecessor period from January 1, 2007 to May 17, 2007, financing cash flows were affected by the contribution of cash from the Predecessor parent, the settlement of intercompany accounts, and the distributions of amounts to the Predecessor parent, in preparation for the Apollo Acquisition.

During the Successor period from May 18, 2007 to December 31, 2007, financing cash flows were affected by the proceeds from issuance of the Notes and the term B loan as funding for the Apollo Acquisition. We made a $75.0 million voluntary pre-payment of the term B loan in June 2007, as described in the “Long-Term Debt” note to the consolidated financial statements included elsewhere in this report.

During the year ended December 31, 2008, we made a $30.3 million principal payment as called for by our senior secured credit facilities’ cash flow sweep provisions. As discussed in the “Long-Term Debt” note to the consolidated financial statements included elsewhere in this report, similar cash flow sweep payments may be required annually. Our Board of Directors declared and we paid a $102.2 million dividend ($4.70 per share) in June 2008. In late September 2008, in light of concerns about instability in the financial markets and general business conditions, in order to preserve our liquidity, we borrowed $225 million under the revolving portion of our senior secured credit facilities and invested the proceeds in highly liquid cash equivalents, including U.S. Government treasury bills and money market funds holding only U.S. Government treasury securities, with the remainder held in our bank accounts.

Discussion of certain historical cash flow information for the Successor years ended December 31, 2008 and 2009

The following table sets forth certain historical condensed consolidated financial information for the years ended 2008 and 2009:

	Successor
(in millions)	Year ended December 31, 2008	Year ended December 31, 2009(1)
	$	$
Cash provided by operating activities	65.5	220.4
Cash used in investing activities	(51.1)	(24.0)
Cash provided by (used in) financing activities	94.7	(214.0)

Net change in cash and cash equivalents	109.1	(17.5)

(1)	Figures may not add due to rounding.

Operating Activities provided $220.4 million in the year ended December 31, 2009 compared to $65.5 million in the year ended December 31, 2008. Cash provided by operating activities in the year ended December 31, 2009 reflected $120.8 million of proceeds from hedge terminations under our hedge settlement agreement with Merrill Lynch and $21.2 million from reduction of working capital.

Investing Activities used $24.0 million of cash during the year ended December 31, 2009, compared to $51.1 million of cash used during the year ended December 31, 2008. Capital expenditures amounted to $46.7 million in 2009 and $51.7 million in 2008. This amount is offset in 2009 by $11.1 million of cash acquired during the Joint Venture Transaction. Additionally, $11.5 million of our capital spending in 2009 was related to the New Madrid restart and funded with insurance proceeds.

Financing Activities: During 2009, our financing cash flows mainly reflected debt reduction. We utilized net proceeds from our hedge settlement agreement to repurchase $403.8 million aggregate principal amount of our HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a total price of $187.2 million (plus transaction fees). Additionally, we made a required $24.5 million repayment of our term B loan and repaid $2.5 million of borrowings under our revolving credit facility. In late September 2008, in light of concerns about instability in the financial markets and general business conditions, in order to preserve our liquidity, we borrowed $225 million under the revolving portion of our senior secured credit facilities and invested the proceeds in highly liquid cash equivalents, including U.S. Government treasury bills and money market funds holding only U.S. Government treasury securities, with the remainder held in our bank accounts.

On May 15, 2009 and November 15, 2009 we issued $19.9 million and $14.6 million, respectively, in additional Notes in payment of PIK interest due on the HoldCo Notes and AcquisitionCo Notes. Further, we have notified the trustee for bondholders of the HoldCo and AcquisitionCo Notes of our election to pay the May 15, 2010 interest payments by issuing additional indebtedness.

In June 2008, we paid a $102.2 million dividend to our common stockholders.

Description of Certain Indebtedness

We summarize below the principal terms of the agreements that govern the senior secured credit facilities and certain hedging arrangements with Merrill Lynch International, as well as our Notes. This summary is not a complete description of all of the terms of the relevant agreements. Copies of the senior secured credit facilities and the indentures governing the Notes have been filed with the SEC.

Senior secured credit facilities

Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, as follows:

•

a term B loan that matures in 2014 with an original principal amount of $500.0 million, which was fully drawn on May 18, 2007; of which $171.9 million had been repaid or repurchased (some at a discount) and $328.1 million remained outstanding as of December 31, 2009.

•

a $242.7 million revolving credit facility that matures in 2013, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice. During the year ended December 31, 2009, we repurchased a face value amount of $6.6 million of the revolving credit facility for $4.0 million. As a result of the repurchase, our maximum borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. Outstanding letters of credit on the revolving credit facility totaled $26.1 million and outstanding borrowings totaled $215.9 million as of December 31, 2009.

The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200.0 million. Incurrence of such incremental indebtedness under the senior secured credit facilities is subject to, among other things, Noranda AcquisitionCo’s compliance with a maximum Senior Secured Net Debt to Adjusted EBITDA ratio (in each case as defined in the credit agreement governing our senior secured credit facilities) of 3.0 to 1.0. As of December 31, 2009, our Senior Secured Net Debt to Adjusted EBITDA ratio was above 3.5 to 1.0. At December 31, 2008 and 2009, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans.

The senior secured credit facilities are guaranteed by us and by all of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo that are not designated as “unrestricted” under the senior secured credit facilities. These guarantees are full and unconditional. NHB Capital LLC (“NHB”), in which we have 100% ownership interest, is the only unrestricted subsidiary and the only domestic subsidiary that has not guaranteed these obligations. The senior secured credit facilities are secured by first priority pledges of all of the equity interests in Noranda AcquisitionCo and all of the equity interests in each of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo other than subsidiaries of unrestricted subsidiaries. The senior secured credit facilities are also secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo, as well as those of each of our existing and future direct and indirect wholly owned domestic subsidiaries that have guaranteed the senior secured credit facilities.

On May 7, 2009, participating lenders approved an amendment to the senior secured credit facilities to permit discounted prepayments of the term B loan and revolving credit facility through a modified “Dutch” auction procedure. The amendment also permits us to conduct open market purchases of the revolving credit facility and term B loan at a discount.

Term B loan

Interest on the loan is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and 2009) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loan). The interest rates at December 31, 2008 and 2009 were 4.24% and 2.23%, respectively. Interest on the term B loan is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75.0 million on the term B loan. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.

Noranda AcquisitionCo is required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of our Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loan) within 95 days after the end of each fiscal year. The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loan may be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) or the principal amount of term B loan that has been repaid. A mandatory prepayment of $24.5 million pursuant to the cash flow sweep provisions of the credit agreement was paid in April 2009 and was equal to 50% of Noranda AcquisitionCo’s Excess Cash Flow for 2008. When the final calculation was performed, the payment was reduced from the estimated amount reported at December 31, 2008 of $32.3 million. The payment to be made in April 2010 is estimated to be $7.5 million.

Revolving credit facility

Interest on the revolving credit facility is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and 2009) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable at least quarterly. The interest rate on the revolver was 2.46% at December 31, 2008 and 2.23% at December 31, 2009. Noranda AcquisitionCo had outstanding letters of credit totaling $7.0 million and $26.1 million under the revolving credit facility at December 31, 2008 and 2009, respectively. At December 31, 2008, $225.0 million was drawn down on the facility leaving $18.0 million available for borrowing. As a result of the revolving credit facility repurchase, our borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million, and at December 31, 2009, $215.9 million was drawn down on the facility, leaving $0.7 million available under the facility.

In addition to paying interest on outstanding principal under the revolving credit facility, Noranda AcquisitionCo is required to pay:

•	a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.5% per annum subject to step down if certain financial tests are met; and

•

additional fees related to outstanding letters of credit under the revolving credit facility at a rate equal to the margin applicable to loans under the revolving credit facility, presently 2.0% per annum.

Certain covenants

We have no financial maintenance covenants on any borrowings. Certain covenants contained in our debt agreements governing our senior secured credit facilities and the indentures governing our Notes restrict our ability to take certain actions if we are unable to meet certain ratios of Adjusted EBITDA to fixed charges and Senior Secured Net Debt to Adjusted EBITDA. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. As a result of not meeting certain of the minimum and maximum financial levels established by our debt agreements as of December 31, 2009 as conditions to the execution of certain transactions, our ability to incur future indebtedness, grow through acquisitions, make certain investments, pay dividends and retain proceeds from asset sales may be limited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Covenant Compliance.”

In addition to the restrictive covenants described above, upon the occurrence of certain events, such as a change of control, our debt agreements could require that we repay or refinance our indebtedness.

Noranda AcquisitionCo Notes

In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015. The AcquisitionCo Notes mature on May 15, 2015. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash. For any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (“AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The PIK interest rate was 7.35% at December 31, 2008 and 5.27% at December 31, 2009.

On May 15, 2009, Noranda AcquisitionCo issued $16.6 million in AcquisitionCo Notes as AcquisitionCo PIK interest due May 15, 2009, and on November 15, 2009, Noranda AcquisitionCo issued $11.9 million in AcquisitionCo Notes as AcquisitionCo PIK interest due November 15, 2009.

The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. As discussed elsewhere in this Description of Certain Indebtedness, NHB is not a guarantor of the senior secured credit facilities, and is therefore not a guarantor of the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the existing guarantors. The guarantee by Noranda HoldCo is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda HoldCo at any time. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries which guarantee the AcquisitionCo Notes.

We have notified the trustee for the AcquisitionCo Notes bondholders of our election to pay the May 15, 2010 interest payment on the AcquisitionCo Notes entirely in AcquisitionCo PIK interest. If the AcquisitionCo Notes would otherwise constitute applicable high yield discount obligations (“AHYDO”) within the meaning of applicable U.S. federal income tax law, Noranda AcquisitionCo will be required to make mandatory principal redemption payments in cash at such times and in such amounts as is necessary to prevent the AcquisitionCo Notes from being treated as an AHYDO.

The indenture governing the AcquisitionCo Notes limits Noranda AcquisitionCo’s and its subsidiaries’ ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

As of December 31, 2009, there was $344.1 million in principal amount of AcquisitionCo Notes outstanding.

Noranda HoldCo Notes

On June 7, 2007, Noranda HoldCo issued senior floating rate notes due 2014 in aggregate principal amount of $220.0 million, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash; for any subsequent period through May 15, 2012, we may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (“HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, we must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest, if any, will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The PIK interest rate was 9.10% at December 31, 2008 and 7.02% at December 31, 2009.

On May 15, 2009 and November 15, 2009, HoldCo issued $3.3 million and $2.7 million, respectively, in HoldCo Notes as HoldCo PIK interest.

We notified the trustee for the HoldCo Notes bondholders of our election to pay the May 15, 2010 interest payment on the HoldCo Notes entirely in HoldCo PIK Interest. If the HoldCo Notes would otherwise constitute applicable high yield discount obligations within the meaning of applicable U.S. federal income tax law, Noranda HoldCo will be required to make mandatory principal redemption payments in cash at such times and in such amounts as is necessary to prevent the HoldCo Notes from being treated as an AHYDO.

The indenture governing the HoldCo Notes limits our ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

As of December 31, 2009, there was $63.6 million in principal amount of HoldCo Notes outstanding net of a $0.5 million unamortized discount.

Debt repurchase

For the year ended December 31, 2009, we repurchased or repaid $403.8 million principal aggregate amount of our outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $187.2 million, plus fees. HoldCo Notes with an aggregate principal balance of $161.9 million and net carrying amount of $159.8 million (including deferred financing fees and debt discounts) were repurchased at a price of $43.0 million, plus fees. AcquisitionCo Notes with an aggregate principal balance of $194.5 million and net carrying amount of $193.3 million (including deferred financing fees and debt discounts) were repurchased at a price of $109.5 million, plus fees. Of the HoldCo Notes and AcquisitionCo Notes repurchased, we retired a face value amount of $210.3 million during the year ended December 31, 2009. In addition to our $24.5 million payment in April 2009 related to 2008 excess cash flows on the term B loan, we repurchased a face value amount of $40.9 million of the term B loan for $30.6 million. We repurchased $6.6 million of our revolving credit facility borrowings for $4.0 million. As a result of the revolving credit facility repurchase, our borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million.

We recognized a gain of $211.2 million representing the difference between the repurchase price and the carrying amounts of repurchased debt for the year ended December 31, 2009. The gains have been reported as “Gain on debt repurchase” in the accompanying condensed consolidated statements of operations for the year ended December 31, 2009. For tax purposes, gains from our 2009 debt repurchase will be deferred until 2014, and then included in taxable income ratably from 2014 to 2018.

Aluminum swaps

In March 2009, we entered into a hedge settlement agreement with Merrill Lynch. As amended and restated in October 2009, the agreement provides a mechanism for us to monetize up to $400.0 million of the favorable net position of our long-term derivatives to fund debt repurchases. The agreement states that Merrill Lynch will only settle fixed-price aluminum sale swaps that are offset by fixed-price aluminum purchase swaps. We settled offsetting fixed-price aluminum purchase swaps and sale swaps to fund our debt repurchases during the year ended December 31, 2009. For the year ended December 31, 2009, we received $120.8 million in proceeds from the hedge settlement agreement.

Covenant Compliance and Financial Ratios

In addition, certain covenants contained in our debt agreements restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends and engaging in mergers, acquisitions and certain other investments) unless we meet certain standards in respect of the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the “fixed-charge coverage ratio”) or the ratio of our senior secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the “net senior secured leverage ratio”). Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA on a quarterly basis.

The minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

Actual
	Financial Ratio Relevant to Covenants	Covenant Threshold	December 31, 2008	December 31, 2009

Noranda HoldCo:
Senior Floating Rate Notes due 2014(1)	Fixed Charge Coverage Ratio	Minimum 1.75 to 1	2.5 to 1	1.6 to 1

Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015(1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	3.2 to 1	2.1 to 1

Senior Secured Credit Facilities(1)(2)	Net Senior Secured Leverage Ratio	Maximum 3.0 to 1.0(3)	1.9 to 1	3.5 to 1

(1)

For purposes of measuring Adjusted EBITDA in order to compute the ratios, pro forma effect is given to the Joint Venture Transaction as if it had occurred at the beginning of the trailing four-quarter period. Fixed charges are the sum of consolidated interest expenses and all cash dividend payments in respect of preferred stock. In measuring interest expense for the ratio, pro forma effect is given to any repayment or issuance of debt as if such transaction occurred at the beginning of the trailing four-quarter period. For Noranda HoldCo and Noranda AcquisitionCo, the pro forma impact of the Joint Venture Transaction on Adjusted EBITDA for the four quarters ended December 31, 2009 was $15.6 million. For Noranda HoldCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2008 and December 31, 2009 were $94.7 million and $72.0 million, respectively. For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2008 and December 31, 2009 were $73.4 million and $53.9 million, respectively.

(2)

As used in calculating this ratio, “senior secured net debt” means the amount outstanding under our term B loan and the revolving credit facility, plus other first-lien secured debt (of which we have none as of December 31, 2009), less “unrestricted cash” and “permitted investments” (as defined under our senior secured credit facilities). At December 31, 2008, senior secured debt was $618.5 million and unrestricted cash and permitted investments amounted to $160.6 million, resulting in senior secured net debt of $457.9 million. At December 31, 2009, senior secured debt was $544.0 million and unrestricted cash and permitted investments aggregated $145.8 million, resulting in senior secured net debt of $398.2 million.

(3)	The maximum ratio was 2.75 to 1 until December 31, 2008 and changed to 3.0 to 1 on January 1, 2009.

Because we did not satisfy certain financial ratio levels relevant to these covenants as of December 31,2009, we are limited in our ability to incur additional debt, make acquisitions or certain other investments and pay dividends. These restrictions do not interfere with the day-to-day-conduct of our business. Moreover, our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default. See “Description of Certain Indebtedness.”

As used herein, “Adjusted EBITDA” (which is defined as “EBITDA” in our debt agreements) means net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate related party management fees, business optimization expenses and restructuring charges, certain charges resulting from the use of purchase accounting and other specified items of income or expense.

        Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, income from continuing operations, operating income or any other performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA excludes certain tax payments that may represent a reduction in cash available to us; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness. Adjusted EBITDA also includes incremental stand-alone costs and adds back non-cash hedging gains and losses, and certain other non-cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider our Adjusted EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented:

(in millions)	Twelve months ended December 31, 2007	Twelve months ended December 31, 2008	Twelve months ended December 31, 2009
	$	$	$
Net income (loss) for the period	22.5	(74.1)	101.4
Income tax (benefit) expense	18.7	(32.9)	58.6
Interest expense, net	71.2	88.0	53.6
Depreciation and amortization	99.4	98.2	86.6
Joint Venture EBITDA(a)	15.3	13.2	8.0
LIFO adjustment(b)	(5.6)	(11.9)	26.0
LCM adjustment(c)	14.3	37.0	(43.4)
(Gain) loss on debt repurchase	2.2	1.2	(211.2)
New Madrid power outage(d)	—	—	(30.6)
Charges related to termination of derivatives	—	—	17.9
Non-cash hedging gains and losses(e)	54.0	47.0	(86.1)
Goodwill and other intangible asset impairment	—	25.5	108.0
Joint Venture impairment	—	—	80.3
Gain on business combination	—	—	(120.3)
Purchase accounting(f)	—	—	8.9
Incremental stand-alone costs (g)	(2.7)	—	—
Other items, net(h)	20.0	43.7	40.6

Adjusted EBITDA	309.3	234.9	98.3

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

(in millions)	Twelve months ended December 31, 2007	Twelve months ended December 31, 2008	Twelve months ended December 31, 2009
	$	$	$
Cash flow from operating activities	202.0	65.5	220.4
Gain (loss) on disposal of property, plant and equipment	(0.5)	(5.3)	(9.3)
Gain (loss) on hedging activities	(44.0)	(47.0)	68.9
Settlements from hedge terminations, net	—	—	(120.8)
Insurance proceeds applied to capital expenditures	—	—	11.5
Equity in net income of investments in affiliates	11.7	7.7	0.7
Stock compensation expense	(3.8)	(2.4)	(1.5)
Changes in deferred charges and other assets	8.4	(7.5)	(0.8)
Changes in pension and other long-term liabilities	0.6	(0.2)	2.9
Changes in asset and liabilities, net	(61.9)	(28.3)	(21.2)
Income tax expense (benefit)	35.5	40.5	0.9
Interest expense, net	66.0	82.9	12.1
Joint Venture EBITDA(a)	15.3	13.2	8.0
LIFO adjustment(b)	(5.6)	(11.9)	26.0
LCM adjustment(c)	14.3	37.0	(43.4)
New Madrid power outage(d)	—	—	(30.6)
Non-cash hedging gains and losses(e)	54.0	47.0	(86.1)
Charges related to termination of derivatives	—	—	17.9
Purchase accounting(f)	—	—	8.9
Incremental stand-alone costs(g)	(2.7)	—	—
Insurance proceeds applied to depreciation expense	—	—	(6.8)
Other items, net(h)	20.0	43.7	40.6

Adjusted EBITDA	309.3	234.9	98.3

(a)

Prior to the consummation of the Joint Venture Transaction on August 31, 2009, our reported Adjusted EBITDA includes 50% of the net income of Gramercy and St. Ann. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates the following components of equity income to reflect 50% of the EBITDA of the joint ventures, for the following aggregated periods (in millions):

(in millions)	Twelve months ended December 31, 2007	Twelve months ended December 31, 2008	Twelve months ended December 31, 2009
	$	$	$
Depreciation and amortization	12.4	16.0	8.7
Net tax expense	3.2	(2.7)	(0.7)
Interest income	(0.3)	(0.1)	—

Total joint venture EBITDA adjustments	15.3	13.2	8.0

(b)

Our New Madrid smelter and downstream facilities use the LIFO method of inventory accounting for financial reporting and tax purposes. This adjustment restates net income to the FIFO method by eliminating LIFO expenses related to inventory held at the New Madrid smelter and downstream facilities. Inventories at Gramercy and St. Ann are stated at lower of weighted average cost or market, and are not subject to the LIFO adjustment.

(c)	Reflects adjustments to reduce inventory to the lower of cost (adjusted for purchase accounting) or market value.
(d)	Represents the portion of the insurance settlement used for claim-related capital expenditures.
(e)

We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received) paid (in millions):

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2008	Twelve months ended December 31, 2009
	$	$	$
Aluminum swaps — fixed-price	(10.7)	5.3	(93.1)
Aluminum swaps — variable-price	3.0	8.0	23.8
Natural gas swaps	—	3.7	31.8
Interest rate swaps	—	6.0	11.9

Total	7.7	23.0	(25.6)

The previous table presents cash settlement amounts net of early terminations of fixed-price aluminum swaps and bond buybacks.

(f)	Represents impact from inventory step-up and other adjustments arising from adjusting assets acquired and liabilities assumed in the Joint Venture Transaction to their fair values.
(g)

Reflects (i) the incremental insurance, audit and other administrative costs on a stand-alone basis, net of certain corporate overheads allocated by the former parent that we no longer expect to incur on a go-forward basis and (ii) the elimination of income from administrative and treasury services provided by Noranda Aluminum, Inc.’s former parent and its affiliates that are no longer provided.

(h)	Other items, net, consist of the following (in millions):

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2008	Twelve months ended December 31, 2009
	$	$	$
Sponsor fees	2.0	2.0	2.0
Pension expense — non-cash portion	0.2	3.8	8.1
Employee compensation items	10.4	5.4	1.8
Loss on disposal of property, plant and equipment	0.7	8.6	7.3
Interest rate swap	—	6.0	11.9
Consulting and non-recurring fees	4.9	9.3	5.6
Restructuring — project renewal	—	7.4	(0.2)
Other	1.8	1.2	4.1

Total	20.0	43.7	40.6

Contractual Obligations and Contingencies

The following table reflects certain of our contractual obligations as of December 31, 2009:

(in millions)	Total	2010	2011	2012	2013	2014	2015 and beyond
	$	$	$	$	$	$	$
Long-term debt(1)	962.9	7.5	—	—	215.9	386.4	353.1
Interest on long-term debt(2)	152.7	33.0	32.1	32.1	29.1	20.4	6.0
Operating lease commitments(3)	9.7	3.9	2.5	1.8	0.8	0.4	0.3
Purchase obligations(4)	30.9	26.9	0.4	0.4	0.4	0.4	2.4
Other contractual obligations(5)(6)	257.2	26.1	27.1	26.5	22.4	23.8	131.3

Total	1,413.4	97.4	62.1	60.8	268.6	431.4	493.1

(1)

We may be subject to required annual paydowns on our term B loan, depending on our annual performance; however, payments in future years related to the term loan cannot be reasonably estimated and are not reflected. Includes May 2010 interest payments of $11.3 million which we have elected to pay entirely in kind.

(2)

Interest on long-term debt was calculated based on the weighted-average effective LIBOR rate of 0.36% at December 31, 2009. The fronting fee and the undrawn capacity fee of the revolving credit facility are not included here. In addition, interest rate swap obligations are not included and interest is assumed to be paid entirely in cash, with the exception of the May 15, 2010 interest payment of $8.3 million, for which we have elected to pay in kind.

(3)	We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities.
(4)

Purchase obligations include minimum purchase requirements under New Madrid’s power contract over the 15-year life of the contract, based on rates in effect at December 31, 2009. Additionally, take-or-pay obligations related to the purchase of metal units for Norandal, USA, Inc. are included, for which we calculated related expected future cash flows based on the LME forward market at December 31, 2009, increased for an estimated Midwest Premium.

(5)

We have other contractual obligations that are reflected in the consolidated financial statements, including pension obligations, asset retirement obligations (“AROs”), land and reclamation obligations, environmental matters and service agreements. AROs are stated at the present value of the liability. As of December 31, 2009, the noncurrent portion of our income tax liability, including accrued interest and penalties, related to unrecognized tax benefits, was approximately $11.5 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. See the “Income Taxes” note to consolidated financial statements for information regarding income taxes.

(6)

The GOJ and NBL are parties to an Establishment Agreement that governs the relationship between them as to the operation of our bauxite mine in St. Ann, Jamaica. On December, 31, 2009, NBL arrived at an understanding with the GOJ to amend the Establishment Agreement. This amendment sets the fiscal regime structure of the Establishment Agreement from January 1, 2009 through December 31, 2014. The amendment provides for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. These commitments are not included in the table above.

Known Trends and Uncertainties

Government Regulations and Environmental Matters. Our operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing emissions to air, discharges to water emissions, the generation, storage, transportation, treatment or disposal of hazardous materials or wastes and employee health and safety matters. We have spent, and expect to spend, significant amounts for compliance with those laws and regulations.

On June 26, 2009, the U.S. House of Representatives approved adoption of the American Clean Energy and Security Act of 2009. ACESA would establish an economy-wide cap on emissions of green house gasses in the United States and would require entities to obtain GHG emission allowances corresponding to their annual emissions. The U.S. Senate has also begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would lead to higher energy costs at our New Madrid smelter and our Gramercy refinery and could materially and adversely affect our business, financial condition, results of operations and cash flows. Whether or not new congressional legislation is passed governing GHG emissions, there is a risk that the U.S. Environmental Protection Agency could regulate such GHGs, which could also result in similar energy cost increases and related impacts on our business.

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

We accrue for costs associated with environmental investigations and remedial efforts when it becomes probable that we are liable and the associated costs can be reasonably estimated. Our aggregate environmental related liabilities were $8.8 million at December 31, 2008, which consisted entirely of asset retirement obligations related to our New Madrid smelter.

With regard to our New Madrid smelter, we have asset retirement obligations related to the disposal of certain spent pot liners. Related to St. Ann, we have land reclamation liabilities to rehabilitate the land disturbed by St. Ann’s mining operations. With respect to the Gramercy refinery, we have asset retirement obligations associated with the future closure and post-closure care of the “red mud lakes,” where Gramercy disposes of non-hazardous red mud wastes from its refining process. We also have an environmental liability for the remediation of certain hazardous waste contamination at the Gramercy refinery.

Our aggregate environmental-related liabilities at December 31, 2009 were $26.7 million. Additionally, at December 31, 2009, we had $6.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility.

All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, we expense the costs when incurred.

For the year ended December 31, 2009, we had $6.3 million of capital expenditures related to compliance with environmental regulations. We expect to have approximately $11.5 million of additional capital spending related to environmental regulations in 2010. We have incurred, and in the future will continue to incur, operating expenses related to environmental compliance. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.

Effect of inflation. While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by increased selling prices and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future.

Insurance. The primary risks in our operations are bodily injury, first party property damage and vehicle liability. Programs have been implemented covering general/products and umbrella/excess liability, auto liability, workers compensation, property insurance (including business interruption, extra expense and contingent business interruption/extra expense) and other coverage customary for a company such as Noranda at levels that we consider sufficient to protect us against catastrophic loss due to claims associated with bodily injury and/or property damage. All policies will be underwritten with insurers that are rated A- or better by A.M. Best Company.

Off balance sheet arrangements. We do not have any off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, we are exposed to financial, market and economic risks. The following discussion provides information regarding our exposure to the risks of changing commodity prices and interest rates. Our interest rate, aluminum and natural gas contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures.

Commodity Price Risks

Aluminum. In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the upstream business. Beginning in first quarter 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable position of our fixed-price sale swaps. The average margin per pound was $0.40 locked in as of December 31, 2009. To the extent we have entered into offsetting fixed-price swaps, we are no longer hedging our exposure to price risk. In addition, in March 2009, we entered into a hedge settlement agreement allowing us to monetize a portion of these hedges and use these proceeds to repurchase debt.

Originally, we entered into fixed-price aluminum sales swaps with respect to a portion of our expected future upstream shipments. Under this arrangement, if the fixed price of primary aluminum established per the swap for any monthly calculation period exceeds the average market price of primary aluminum (as determined by reference to prices quoted on the LME) during such monthly calculation period, our counterparty in this hedging arrangement will pay us an amount equal to the difference multiplied by the quantities as to which the swap agreement applies during such period. If the average market price during any monthly calculation period exceeds the fixed price of primary aluminum specified for such period, we will pay an amount equal to the difference multiplied by the contracted quantity to our counterparty.

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

As of December 31, 2009, we had outstanding fixed-price aluminum sale and purchase swaps that were entered into to hedge aluminum shipments. The following table summarizes our outstanding fixed-price aluminum sale swaps at December 31, 2009:

Year	Average sold hedged price per pound	Pounds hedged annually
	$	(In thousands)
2010	1.06	290,541
2011	1.20	270,278

		560,819

The following table summarizes fixed-price aluminum purchase swaps as of December 31, 2009:

Year	Average sold hedged price per pound	Pounds hedged annually
	$	(In thousands)
2010	0.70	245,264
2011	0.76	229,545

		474,809

Natural Gas. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of changing market prices. To offset changes in the Henry Hub Index Price of natural gas, we entered into financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. The natural gas financial swaps we entered into prior to 2009 were not designated as hedging instruments. Accordingly, any gains or losses resulting from changes in the fair value of the financial swap contracts were recorded in (gain) loss on hedging activities in the consolidated statements of operations.

During the fourth quarter of 2009, we entered into additional natural gas swaps. The contracts entered into during the fourth quarter of 2009 were designated as hedges for accounting purposes. Accordingly, any effective gains or losses resulting from changes in the fair value of the gas swap contracts were recorded in accumulated other comprehensive income and any ineffective portions were recorded in (gain) loss on hedging activities in the consolidated statements of operations. Total volume per year for these trades is as follows (in millions of BTUs): 4,000 for 2010, 6,029 for 2011 and 6,069 for 2012.

The following table summarizes our fixed-price natural gas swaps per year as of December 31, 2009:

Year	Average Price Per million BTU $	Notional amount million BTU’s
2010	7.30	8,012
2011	7.28	8,048
2012	7.46	8,092

Interest Rates. We have floating-rate debt, which is subject to variations in interest rates. On August 16, 2007, we entered into an interest rate swap agreement to limit our exposure to floating interest rates for the periods from November 15, 2007 to November 15, 2011. The interest rate swap agreement was not designated as a hedging instrument. Accordingly, any gains or losses resulting from changes in the fair value of the interest rate swap contract are recorded in (gain) loss on hedging activities in the consolidated statements of operations. As of December 31, 2009, the fair value of that contract was a $13.5 million liability. The following table presents the interest rate swap schedule as of December 31, 2009:

Interest Rate Swap Values
Date	($ in millions)
05/17/2010	250.0
11/15/2010	250.0
05/16/2011	100.0
11/15/2011	100.0
12/31/2011	—

Non-Performance Risk. Our derivatives are recorded at fair value, the measurement of which includes the effect of our non-performance risk for derivatives in a liability position, and of the counterparty for derivatives in an asset position. As of December 31, 2009, our $163.5 million of derivative fair value was in an asset position. As such, in accordance with our master agreement described below, we used our counterparty’s credit adjustment for the fair value adjustment.

Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master arrangement does not require us to post additional collateral or cash margin. While management may alter our hedging strategies in the future based on our view of actual forecasted prices, there are no plans in place that would require us to post cash under the master agreement with Merrill Lynch.

We have also entered into variable-priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements provide for us to establish margin accounts in favor of the broker. These margin account balances are netted in the settlement of swap liability. At December 31, 2009, we had no balance in the margin account.

Financial Risk

Fair Values and Sensitivity Analysis. The following tables show the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges. The risk factor related to the interest rate swap is the interest rate and the risk factor associated with the commodity swaps is the market price associated with the respective commodity.

We issued variable-rate debt to finance the Apollo Acquisition and will be subject to variations in interest rates with respect to our floating-rate debt. As of December 31, 2009, outstanding long term floating-rate debt was $951.7 million. A 1% increase in the interest rate would increase our annual interest expense by $9.5 million at December 31, 2009 prior to any consideration of the impact of interest rate swaps.

The following table shows the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges at December 31, 2009:

Sensitivity Summary	Derivative value assuming a 10% increase in the market risk factor	Derivative value at December 31, 2009	Derivative value assuming a 10% decrease in the market risk factor
Aluminum Swaps — Fixed-Price	185.6	196.6	207.5
Interest Rate Swap	(12.9)	(13.3)	(13.7)
Natural Gas Hedges	(11.7)	(25.8)	(39.9)
Aluminum Swaps — Variable-Price	9.9	6.0	2.1

Total	170.9	163.5	156.0

Material Limitations. The disclosures with respect to commodity prices and interest rates do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the hedges may be offset. Actual results will be determined by a number of factors that are not under Noranda’s control and could vary significantly from those factors disclosed. Noranda is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its customers. Although nonperformance is possible, Noranda does not anticipate nonperformance by any of these parties. We believe that our contracts are with creditworthy counterparties.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting	67
Report of Independent Registered Public Accounting Firm for 2007, 2008 and 2009	68
Consolidated Balance Sheets as of December 31, 2008 and 2009 (Successor)	71
Consolidated Statements of Operations for the Periods from January 1, 2007 to May 17, 2007 (Predecessor), and May 18, 2007 to December 31, 2007 (Successor), and the Years Ended December 31, 2008 and 2009 (Successor)	72
Consolidated Statements of Shareholders’ Equity (Deficiency) for the Periods from January 1, 2007 to May 17, 2007 (Predecessor), and May 18, 2007 to December 31, 2007 (Successor), and the Years Ended December 31, 2008 and 2009 (Successor)	73
Consolidated Statements of Cash Flows for the Periods from January 1, 2007 to May 17, 2007 (Predecessor), and May 18, 2007 to December 31, 2007 (Successor), and the Years Ended December 31, 2008 and 2009 (Successor)	74
Notes to Consolidated Financial Statements	75

GRAMERCY ALUMINA LLC
Report of Independent Registered Public Accounting Firm	138
Balance Sheets as of December 31, 2007 and 2008	139
Statements of Operations for the Years Ended December 31, 2007 and 2008	140
Statements of Changes in Members’ Equity for the Years Ended December 31, 2007 and 2008	141
Statements of Comprehensive Income for the Years Ended December 31, 2007 and 2008	142
Statements of Cash Flows for the Years Ended December 31, 2007 and 2008	143
Notes to Financial Statements	144

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Noranda Aluminum Holding Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009. Management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Noranda Bauxite Ltd. or Noranda Alumina LLC, which are included in the 2009 consolidated financial statements of Noranda Aluminum Holding Corporation and constituted $334.6 million and $252.7 million of total and net assets, respectively, as of December 31, 2009 and $71.1 million and $20.8 million of revenues and net income, respectively, for the year then ended.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended December 31, 2009, has issued an attestation report on its assessment of the Company’s internal control over financial reporting.

/s/ Layle K. Smith

Layle K. Smith

President and Chief Executive Officer

March 1, 2010

/s/ Robert B. Mahoney

Robert B. Mahoney

Chief Financial Officer

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Noranda Aluminum Holding Corporation

We have audited the accompanying consolidated balance sheets of Noranda Aluminum Holding Corporation (the “Company”) as of December 31, 2009 and 2008 (Successor) and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2009 and 2008 (Successor) and the periods from January 1, 2007 to May 17, 2007 (Predecessor) and from May 18, 2007 to December 31, 2007 (Successor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Gramercy Alumina LLC (Gramercy) and St. Ann Bauxite Limited (St. Ann) for the years ended December 31, 2008 and 2007 (corporations in which the Company had 50% interests through August 31, 2009). Those statements have been audited by other auditors whose reports have been furnished to us, and our opinion on the Company’s consolidated financial statements, insofar as it relates to the amounts included for Gramercy and St. Ann before consolidation adjustments, is based solely on the reports of the other auditors. In the Company’s consolidated financial statements (in thousands), the Company’s investments in Gramercy and St. Ann are stated at $101,888 and $103,769, respectively, at December 31, 2008 (Successor), and the Company’s equity in the net income (loss) before consolidation adjustments of Gramercy and St. Ann is $9,769 and $(2,066), respectively for the year ended December 31, 2008 (Successor) and $4,103 and $2,877, respectively, for the period from January 1, 2007 to May 17, 2007 (Predecessor) and $8,604 and $3,451, respectively, for the period from May 18, 2007 to December 31, 2007 (Successor).

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noranda Aluminum Holding Corporation at December 31, 2009 and 2008 (Successor), and the consolidated results of its operations and cash flows for the years ended December 31, 2009 and 2008 (Successor) and the periods from January 1, 2007 to May 17, 2007 (Predecessor) and from May 18, 2007 to December 31, 2007 (Successor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (Untied States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Nashville, Tennessee

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Noranda Aluminum Holding Corporation

We have audited Noranda Aluminum Holding Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Noranda Aluminum Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Noranda Bauxite Ltd. and Noranda Alumina LLC, which are included in the 2009 consolidated financial statements of Noranda Aluminum Holding Corporation and constituted $334.6 million and $252.7 million of total and net assets, respectively, as of December 31, 2009 and $71.1 million and $20.8 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Noranda Aluminum Holding Corporation also did not include evaluations of the internal control over financial reporting of Noranda Bauxite Ltd. and Noranda Alumina LLC.

In our opinion, Noranda Aluminum Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 (Successor) and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the years ended December 31, 2009 and 2008 (Successor) and the periods from January 1, 2007 to May 17, 2007 (Predecessor) and from May 18, 2007 to December 31, 2007 (Successor) of Noranda Aluminum Holding Corporation and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Nashville, Tennessee

March 1, 2010

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatements. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by directors and management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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

/s/  DELOITTE & TOUCHE

Chartered Accountants

Kingston, Jamaica,

February 6, 2009

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars expressed in thousands, except share information)

	Successor
	December 31, 2008	December 31, 2009
	$	$
ASSETS
Current assets:
Cash and cash equivalents	184,716	167,236
Accounts receivable, net	74,472	86,249
Inventories	139,019	182,356
Derivative assets, net	81,717	68,036
Taxes receivable	13,125	730
Prepaid expenses	3,068	36,418
Other current assets	299	13,808

Total current assets	496,416	554,833

Investments in affiliates	205,657	—
Property, plant and equipment, net	599,623	745,498
Goodwill	242,776	137,570
Other intangible assets, net	66,367	79,047
Long-term derivative assets, net	255,816	95,509
Other assets	69,516	85,131

Total assets	1,936,171	1,697,588

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	34,816	69,912
Affiliates	34,250	—
Accrued liabilities	32,740	61,961
Accrued interest	2,021	167
Deferred tax liabilities	24,277	27,311
Current portion of long-term debt	32,300	7,500

Total current liabilities	160,404	166,851

Long-term debt, net	1,314,308	944,166
Pension and OPEB liabilities	120,859	106,393
Other long-term liabilities	39,582	55,632
Deferred tax liabilities	262,383	330,382
Common stock subject to redemption (100,000 shares at December 31, 2008 and 2009)	2,000	2,000
Shareholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 21,749,548 shares issued and 21,746,548 shares outstanding at December 31, 2008; 21,876,416 shares issued and outstanding at December 31, 2009, including 100,000 shares subject to redemption at December 31, 2008 and 2009)	217	218
Capital in excess of par value	14,383	16,123
Accumulated deficit	(176,280)	(74,905)
Accumulated other comprehensive income	198,315	144,728

Total Noranda shareholders’ equity	36,635	86,164
Noncontrolling interest	—	6,000

Total shareholders’ equity	36,635	92,164

Total liabilities and shareholders’ equity	1,936,171	1,697,588

See accompanying notes to consolidated financial statements

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Sales	527,666	867,390	1,266,427	769,911
Operating costs and expenses:
Cost of sales	424,505	768,010	1,122,676	779,888
Selling, general and administrative expenses	16,853	39,159	73,831	75,551
Goodwill and other intangible asset impairment	—	—	25,500	108,006
Excess insurance proceeds	—	—	—	(43,467)
Other recoveries, net	(37)	(454)	—	—

	441,321	806,715	1,222,007	919,978

Operating income (loss)	86,345	60,675	44,420	(150,067)

Other (income) expense:
Interest expense, net	6,235	65,043	87,952	53,561
(Gain) loss on hedging activities, net	56,467	(12,497)	69,938	(111,773)
Equity in net (income) loss of investments in affiliates	(4,269)	(7,375)	(7,702)	79,654
(Gain) loss on debt repurchase	—	2,200	1,202	(211,188)
Gain on business combination	—	—	—	(120,276)

	58,433	47,371	151,390	(310,022)

Income (loss) before income taxes	27,912	13,304	(106,970)	159,955
Income tax (benefit) expense	13,655	5,137	(32,913)	58,580

Net income (loss)	14,257	8,167	(74,057)	101,375

Earnings per share
Basic		0.38	(3.41)	4.66
Diluted		0.38	(3.41)	4.66

Weighted-average shares outstanding
Basic		21,603	21,720	21,763
Diluted		21,665	21,720	21,763
Cash dividends declared per common share		$10.00	$4.70	$—

See accompanying notes to consolidated financial statements

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

(dollars expressed in thousands)

	Common Stock	Capital in excess of par value	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Non- controlling interest	Total shareholders’ equity (deficiency)
	$	$	$	$	$	$
Balance, December 31, 2006 (Predecessor)	1	953,653	59,425	(4,578)	—	1,008,501

For the period from January 1, 2007 to May 17, 2007 (Predecessor):
Adoption of new accounting standard (uncertain tax positions)	—	—	(1,226)	—	—	(1,226)
Net income	—	—	14,257	—	—	14,257
Pension adjustment, net of tax of $(1,494)	—	—	—	3,206	—	3,206

Total comprehensive income						17,463
Capital contribution from parent	—	128,600	—	—	—	128,600
Distribution to parent	—	—	(25,000)	—	—	(25,000)
Non-cash distribution to parent	—	—	(1,541)	—	—	(1,541)

Balance, May 17, 2007 (Predecessor)	1	1,082,253	45,915	(1,372)	—	1,126,797

Adjustment to reflect Apollo Acquisition (Successor)	216	215,914	—	—	—	216,130
For the period from May 18, 2007 to December 31, 2007 (Successor):
Net income	—	—	8,167	—	—	8,167
Pension adjustment, net of tax of $(7,368)	—	—	—	(12,059)	—	(12,059)

Total comprehensive loss						(3,892)
Distribution to shareholders	—	(207,963)	(8,167)	—	—	(216,130)
Stock option expense	—	3,816	—	—	—	3,816

Balance, December 31, 2007 (Successor)	216	11,767	—	(12,059)	—	(76)

For the year ended December 31, 2008 (Successor):
Net loss	—	—	(74,057)	—	—	(74,057)
Pension adjustment, net of tax of $(31,842)	—	—	—	(53,408)	—	(53,408)
Unrealized gain on derivatives, net of tax of $150,296	—	—	—	263,782	—	263,782

Total comprehensive income						136,317
Distribution to shareholders	—	—	(102,223)	—	—	(102,223)
Issuance of shares	1	285	—	—	—	286
Repurchase of shares	—	(45)	—	—	—	(45)
Stock option expense	—	2,376	—	—	—	2,376

Balance, December 31, 2008 (Successor)	217	14,383	(176,280)	198,315	—	36,635

For the year ended December 31, 2009 (Successor):
Net income	—	—	101,375	—	—	101,375
Net unrealized gains (losses):	—
Pension adjustment, net of tax of $6,866	—	—	—	11,164	—	11,164
Unrealized gains on derivatives, net of taxes of $25,419	—	—	—	45,143	—	45,143
Reclassification of derivative amounts realized in net income, net of tax benefit of $62,354	—	—	—	(109,894)	—	(109,894)

Total comprehensive income						47,788
Noncontrolling interest	—	—	—	—	6,000	6,000
Repurchase of shares	—	(90)	—	—	—	(90)
Issuance of shares	1	290	—	—	—	291
Stock compensation expense	—	1,540	—	—	—	1,540

Balance, December 31, 2009 (Successor)	218	16,123	(74,905)	144,728	6,000	92,164

See accompanying notes to consolidated financial statements

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars expressed in thousands)

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
OPERATING ACTIVITIES
Net income (loss)	14,257	8,167	(74,057)	101,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,637	69,709	98,300	93,405
Non-cash interest expense	2,200	3,105	5,075	41,457
(Gain) loss on disposal of property, plant and equipment	(160)	685	5,312	9,373
Insurance proceeds applied to capital expenditures	—	—	—	(11,495)
Goodwill and other intangible asset impairment	—	—	25,500	108,006
(Gain) loss on hedging activities, net of cash settlements	56,467	(12,497)	46,952	(68,913)
Settlements from hedge terminations, net	—	—	—	120,782
(Gain) loss on debt repurchase	—	2,200	1,202	(211,188)
Gain on business combination	—	—	—	(120,276)
Equity in net (income) loss of investments in affiliates	(4,269)	(7,375)	(7,702)	79,654
Deferred income taxes	(14,828)	(1,856)	(73,422)	57,632
Stock compensation expense	—	3,816	2,376	1,540
Changes in other assets	124	(8,477)	7,490	794
Changes in pension and other long term liabilities	(4,925)	4,312	195	(2,855)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(8,239)	39,779	22,697	8,531
Inventories	(18,069)	43,565	41,231	7,564
Taxes (receivable) payable	13,011	(9,052)	278	12,395
Other current assets	16,956	1,975	(18,584)	(12,712)
Accounts payable	(13,250)	1,301	8,992	5,017
Accrued liabilities and accrued interest	(27,743)	21,434	(26,303)	362

Cash provided by operating activities	41,169	160,791	65,532	220,448

INVESTING ACTIVITIES
Capital expenditures	(5,768)	(36,172)	(51,653)	(46,655)
Proceeds from insurance related to capital expenditures	—	—	—	11,495
Net increase in advances due from parent	10,925	—	—	—
Proceeds from sale of property, plant and equipment	—	—	490	57
Payments for the Apollo Acquisition, net of cash acquired	—	(1,161,519)	—	—
Cash acquired in business combination	—	—	—	11,136

Cash provided by (used in) investing activities	5,157	(1,197,691)	(51,163)	(23,967)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	216,130	2,285	291
Distribution to shareholders	—	(216,130)	(102,223)	—
Repurchase of shares	—	—	(45)	(90)
Borrowings on revolving credit facility	—	1,227,800	225,000	13,000
Repayments on revolving credit facility	—	—	—	(15,500)
Repayment of long-term debt	(160,000)	(76,250)	(30,300)	(24,500)
Capital contributions from parent	101,256	—	—	—
Distributions to parent	(25,000)	—	—	—
Deferred financing costs	—	(39,020)	—	—
Repurchase of debt	—	—	—	(187,162)

Cash provided by (used in) financing activities	(83,744)	1,112,530	94,717	(213,961)

Change in cash and cash equivalents	(37,418)	75,630	109,086	(17,480)
Cash and cash equivalents, beginning of period	40,549	—	75,630	184,716

Cash and cash equivalents, end of period	3,131	75,630	184,716	167,236

See accompanying notes to consolidated financial statements

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

Basis of presentation

Noranda Aluminum Holding Corporation (“Noranda,” “Noranda HoldCo,” “Successor,” the “Company,” “we,” “our,” and “us”), and our wholly owned subsidiary, Noranda Aluminum Acquisition Corporation (“Noranda AcquisitionCo”), were formed by affiliates of Apollo Management, L.P. (“Apollo”) on March 27, 2007 for the purpose of acquiring Noranda Intermediate Holding Corporation (“Noranda Intermediate”), which owns all of the outstanding shares of Noranda Aluminum, Inc. (the “Predecessor” as defined below).

We are a vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. Our principal operations include an aluminum smelter in New Madrid, Missouri (“New Madrid”) and four rolling mills in the southeastern United States. New Madrid is supported by our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or “Gramercy”) and a bauxite mining operation in St. Ann, Jamaica (Noranda Bauxite Limited, or “St. Ann”). As discussed further in the “Business Segment Information” note, we report our activities in two segments. Our primary aluminum business (the “upstream business” or “upstream”) comprises New Madrid, Gramercy and St. Ann. Our downstream segment comprises our four rolling mills, which are located in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas (the “downstream business” or “downstream”).

On May 18, 2007, Noranda AcquisitionCo purchased all of the outstanding shares of Noranda Intermediate from Xstrata plc (together with its subsidiaries, “Xstrata”), and Xstrata (Schweiz) A.G., a direct wholly owned subsidiary of Xstrata. This transaction is referred to as the “Apollo Acquisition”. Noranda Intermediate, a wholly-owned subsidiary of Noranda HoldCo and its subsidiaries constituted the Noranda aluminum business of Xstrata. Noranda HoldCo and Noranda AcquisitionCo were formed by affiliates of Apollo Management, L.P. (collectively, “Apollo”) and had no assets or operations prior to the Apollo Acquisition.

The application of purchase accounting in the Apollo Acquisition resulted in adjustments to the assets and liabilities of Noranda Aluminum, Inc. at the Apollo Acquisition date. The financial information from January 1, 2007 to May 17, 2007 includes the financial condition, results of operations and cash flows for Noranda Aluminum, Inc. on a basis reflecting the values of Noranda Aluminum, Inc., prior to the Apollo Acquisition, and is referred to as “Predecessor.” The financial information as of December 31, 2008 and 2009 and for the period from May 18, 2007 to December 31, 2007 and for the years ended December 31, 2008 and 2009 includes the financial condition, results of operations and cash flows for Noranda on a basis reflecting the impact of the purchase allocation of the Apollo Acquisition, and is referred to as “Successor.”

Through August 31, 2009, we held a 50% interest in Gramercy and in St. Ann. Our investments in these noncontrolled entities, in which we had the ability to exercise equal or significant influence over operating and financial policies, were accounted for by the equity method. On August 3, 2009, we entered into an agreement with Century Aluminum Company (together with its subsidiaries, (“Century”) whereby we would become the sole owner of both Gramercy and St. Ann. The transaction closed on August 31, 2009 and is referred to as the “Joint Venture Transaction” and is discussed further in Note 2, “Joint Venture Transaction.”

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results including the elimination of all intercompany accounts and transactions among wholly owned subsidiaries.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Apollo Acquisition

In connection with the Apollo Acquisition, Noranda AcquisitionCo incurred $1,010.0 million of funded debt, consisting of (i) a $500.0 million term B loan; and (ii) $510.0 million of senior floating rate notes, and entered into a $250.0 million revolving credit facility which was undrawn at the date of the Apollo Acquisition. In addition to the debt incurred, affiliates of Apollo contributed cash of $214.2 million to us, which was contributed to Noranda AcquisitionCo. The purchase price for Noranda Intermediate was $1,150.0 million, excluding acquisition costs. Subsequent to the Apollo Acquisition, certain members of our management contributed $1.9 million in cash through the purchase of common shares.

We finalized the purchase price allocation related to the Apollo Acquisition in the first quarter of 2008. The final allocation of the purchase consideration was determined based on a number of factors, including the final evaluation of the fair value of our tangible and intangible assets acquired and liabilities assumed as of the closing date of the transaction.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed. Total purchase consideration was $1,164.7 million including acquisition costs (in thousands).

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

See Note 9, “Goodwill,” for further discussions related to changes in goodwill.

The following unaudited pro forma financial information presents the results of operations as if the Apollo Acquisition had occurred at the beginning of each year presented after giving effect to certain adjustments, including changes in depreciation and amortization expenses resulting from fair value adjustments to tangible and intangible assets, increase in interest expense resulting from additional indebtedness incurred and amortization of debt issuance costs incurred in connection with the Apollo Acquisition and financing, increase in

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selling, general and administrative expense related to the annual management fee paid to Apollo, and elimination for certain historical intercompany balances which were not acquired as part of the Apollo Acquisition (in thousands).

For the year ended December 31, 2007
$
Sales	1,395,056
Net income (loss)	(9,476)

The unaudited pro forma financial information is not intended to represent the consolidated results of operations we would have reported had the Apollo Acquisition been completed at January 1, 2007, nor are they necessarily indicative of future results.

Reclassifications

Certain reclassifications were made to the consolidated financial statements issued in the prior year. We incurred losses on debt repayments of $2.2 million and $1.2 million, which were previously classified in interest expense, for the period from May 17, 2007 to December 31, 2007 and for the year ended December 31, 2008, respectively. The reclassification to (gain) loss on debt repurchases is reflected on the consolidated statements of operations as well as the consolidated statements of cash flows.

In connection with the Joint Venture Transaction, we re-evaluated our segment structure and determined it was appropriate to exclude corporate expenses from our upstream reportable segment. Corporate expenses are not allocated. Prior year reported segment results have been adjusted to reflect the new structure.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance establishing the Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP. FASB ASC Topic 105, Generally Accepted Accounting Principals, states that the FASB ASC supersedes all existing non-SEC accounting and reporting standards. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The FASB ASC is effective for our interim and annual periods beginning with the quarter ended September 30, 2009. Adoption of the FASB ASC affected disclosures in our consolidated financial statements by eliminating references to accounting literature superseded by the FASB ASC.

Foreign currency translation

The primary economic currency of our Jamaican bauxite mining operation is the U.S. dollar. Certain transactions; however, such as salary and wages and local vendor payments, are made in currencies other than the U.S. dollar. These transactions are recorded at the rates of exchange prevailing on the dates of the transactions.

Exchange differences arising on the settlement of monetary items and on the retranslation of monetary items are immaterial and are included in selling, general and administrative expenses on the consolidated statement of operations. Non-monetary items that are measured in terms of historical cost in a foreign currency are not retranslated.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms. We periodically enter into supply contracts with customers and receive advance payments for products to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as shipments are made and title, ownership, and risk of loss pass to the customer during the term of the contracts.

Cash equivalents

Cash equivalents comprise cash and short-term highly liquid investments with initial maturities of three months or less.

Allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. We determine the allowance based on historical write-off experience, current market trends and, in some cases, our assessment of the customer’s ability to pay outstanding balances. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost or market (“LCM”). We use the last-in-first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann are valued at weighted average cost. The remaining inventories (principally supplies) are stated at cost using the first-in, first-out method. Our downstream segment’s inventories, our bauxite inventory at St. Ann, and our alumina and bauxite inventories at Gramercy are valued using a standard costing system, which gives rise to cost variances. Variances are capitalized to inventory in proportion to the quantity of inventory remaining at period end to quantities produced during the period. Variances are recorded such that ending inventory reflects actual costs on a year-to-date basis. Maintenance supplies expected to be used in the next twelve months are included in inventories.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Betterments, renewals and repairs that extend the life of the asset are capitalized; other maintenance and repairs are charged to expense as incurred. Major replacement spare parts are capitalized and depreciated over the lesser of the spare part’s useful life or remaining useful life of the associated piece of equipment. Assets, asset retirement obligations and accumulated depreciation accounts are relieved for dispositions or retirements with resulting gains or losses recorded as selling, general and administrative expenses in the consolidated statements of operations. Depreciation is based on the estimated service lives of the assets computed principally by the straight-line method for financial reporting purposes.

Impairment of long-lived assets

We evaluate the recoverability of our long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair value.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We transfer net property and equipment to assets held for sale when a plan to dispose of the assets has been committed to by management. Assets transferred to assets held for sale are recorded at the lesser of their estimated fair value less estimated costs to sell or carrying amount. Depreciation expense is not recorded for an asset held for sale.

Intangible assets with a definite life (primarily customer relationships) are amortized over their expected lives and are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable.

Self-insurance

We are primarily self-insured for workers’ compensation. The self-insurance liability is determined based on claims filed and an estimate of claims incurred but not yet reported. Based on actuarially determined estimates and discount rates of 1.3% in 2008 and 1.0% in 2009, as of December 31, 2008 and 2009, we had $3.3 million and $4.8 million, respectively, of accrued liabilities and $9.2 million and $9.5 million, respectively, of other long-term liabilities related to these claims.

As of December 31, 2008 and 2009, we held $3.4 million in a restricted cash account to secure the payment of workers’ compensation obligations. This restricted cash is included in non-current other assets in the accompanying consolidated balance sheets.

Insurance accounting

A power outage damaged our New Madrid smelter the week of January 26, 2009, which is discussed further in Note 3, “New Madrid Power Outage.” In recording costs and losses associated with the power outage, we follow applicable U.S. GAAP to determine asset write-downs, changes in estimated lives, and accruing for out-of-pocket costs. To the extent the realization of the claims for costs and losses are probable, we record expected proceeds only to the extent that costs and losses have been reflected in the consolidated financial statements in accordance with applicable U.S. GAAP. For claim amounts resulting in gains or in excess of costs and losses that have been reflected in the consolidated financial statements, we record such amounts only when those portions of the claims, including all contingencies, are settled. We discontinue identifying costs and losses as being related to the claim during the quarter in which the claim, including all contingencies, is settled.

Investments in affiliates

Prior to the Joint Venture Transaction, we held 50% interests in Gramercy and in St. Ann. Our interests in these affiliates provided the ability to exercise significant influence, but not control, over the operating and financial decisions of the affiliates; accordingly, we used the equity method of accounting for our investments in and share of earnings or losses of those affiliates. See Note 24, “Investments in Affiliates,” for further information.

We considered whether the fair values of our equity method investments had declined below carrying value whenever adverse events or changes in circumstances indicated that recorded values may not be recoverable. If we considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down to estimated fair value would be recorded.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business combinations

For acquisitions after January 1, 2009, we use the purchase method to account for business combinations. Under the purchase method, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are expensed separately from the acquisition. For acquisitions achieved in stages, we recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree at the full amount of their values. We recognize goodwill as of the acquisition date, measured as a residual of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. We record negative goodwill resulting from a bargain purchase business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree. Negative goodwill is recognized in earnings as a gain in the period in which our fair value determinations are considered final.

For acquisitions prior to January 1, 2009, we applied the purchase method, as defined by U.S. GAAP in place at that time, which was similar to the purchase method described above, except as it related to step acquisitions, negative goodwill and costs incurred to effect the acquisition. We did not have any step acquisitions or negative goodwill in business combinations that occurred during the successor period.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which, in our circumstances are the same as our operating segments: upstream and downstream. We evaluate goodwill for impairment using a two-step process provided by FASB ASC Topic 350, Intangibles — Goodwill and Other. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. See Note 9, “Goodwill,” and Note 10, “Other Intangible Information,” for further information.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments

Our financial instruments with third parties consist of cash and cash equivalents, accounts receivable, derivative assets and liabilities, accounts payable and long-term debt due to third parties. The carrying values and fair values of our third-party debt outstanding are presented in “Long-Term Debt,” Note 13. The remaining financial instruments are carried at amounts that approximate fair value.

Deferred financing costs

Costs relating to obtaining debt are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When all or a portion of a loan is repaid, an associated amount of unamortized financing costs are removed from the related accounts and charged to interest expense.

Concentration of credit risk

Financial instruments, including cash and cash equivalents and accounts receivable, expose us to market and credit risks which, at times, may be concentrated with certain groups of counterparties. The financial condition of such counterparties is evaluated periodically. We generally do not require collateral for trade receivables. Full performance is anticipated. Cash investments are held with major financial institutions and trading companies including registered broker dealers.

Income taxes

We account for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.

Shipping and handling

Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations. Shipping and handling revenue is classified as a component of sales in the consolidated statements of operations.

Pensions and other post-retirement benefits

We sponsor a defined benefit pension plan, for which we recognize expenses and liabilities based on actuarial assumptions regarding the valuation of benefit obligations and the future performance of plan assets. We recognize the funded status of the plans as an asset or liability in the consolidated financial statements, measure defined benefit post-retirement plan assets and obligations as of the end of our fiscal year, and recognize the change in the funded status of defined benefit postretirement plans in other comprehensive income. The primary assumptions used in calculating pension expense and liability are related to the discount rate at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are estimated annually as of December 31.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Post-employment benefits

We provide certain benefits to former or inactive employees after employment but before retirement and accrues for the related cost over the service lives of the employees. Those benefits include, among others, disability, severance, and workers’ compensation. We are self-insured for these liabilities. At December 31, 2009, we carried a liability totaling $0.8 million for these benefits, based on actuarially determined estimates. These estimates have not been discounted due to the short duration of the future payments.

Environmental liabilities and remediation costs

Environmental liabilities

We are subject to environmental regulations which create legal obligations to remediate or monitor certain environmental conditions present at our facilities. Liabilities for these environmental loss contingencies are accrued when it is probable that a liability has been incurred and the amount of loss can reasonably be estimated.

The measurement of environmental liabilities is based on an evaluation of currently available information with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An environmental liability related to cleanup of a contaminated site might include, for example, an accrual for one or more of the following types of costs: site investigation and testing costs, cleanup costs, costs related to soil and water contamination, post-remediation monitoring costs, and outside legal fees.

As assessments and remediation progress at individual sites, the amount of projected cost is reviewed periodically, and the liability is adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Refer to Note 23, “Commitments and Contingencies,” for additional information on our environmental liabilities.

Environmental liabilities are undiscounted. The long and short-term portions of the environmental liabilities are recorded on the balance sheet in other long-term liabilities and accrued liabilities, respectively.

Environmental remediation costs

Costs incurred to improve our property as compared to the condition of the property when originally acquired, or to prevent environmental contamination from future operations, are capitalized as incurred. We expense environmental costs related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable.

Asset retirement obligations

We are subject to environmental regulations which create legal obligations related to the disposal of certain assets at the end of their lives. We recognize liabilities, at fair value, for existing legal asset retirement

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligations. Such liabilities are adjusted for accretion costs and revisions in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs is recognized.

Share-based compensation

We account for employee equity awards under the fair value method. Accordingly, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We recognize that cost over the requisite service period.

Derivative instruments and hedging activities

Derivatives are reported on the balance sheet at fair value. For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in fair value are initially recorded in other comprehensive income (“OCI”) as a separate component of stockholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of changes in fair value is reported in (gain) loss on hedging activities immediately. For derivative instruments not designated as cash flow hedges, changes in the fair values are reported in (gain) loss on hedging activities in the period of change.

U.S. GAAP permits entities that enter into master netting arrangements with the same counterparty as part of their derivative transactions to offset in their consolidated financial statements net derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements.

Earnings per share

Basic earnings per share is calculated as income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated using the weighted-average outstanding common shares determined using the treasury stock method for options.

Impact of recently issued accounting standards

We evaluate the impact of updates to the FASB ASC when issued. When the adoption or planned adoption of recently issued FASB ASC updates will potentially have a material impact on our consolidated financial position, results of operations, and cash flows, we disclose the quantitative and qualitative effects of the adoption in our consolidated financial statements.

2. JOINT VENTURE TRANSACTION

Prior to August 31, 2009, we held a 50% interest in Gramercy and in St. Ann. Our investments in these noncontrolled entities were accounted for by the equity method (see Note 24, “Investments in Affiliates”). On August 3, 2009, we entered into an agreement with Century Aluminum Company (together with its subsidiaries, (“Century”) whereby we would become the sole owner of both Gramercy and St. Ann. The transaction closed on August 31, 2009 (the “Joint Venture Transaction”). In the Joint Venture Transaction, we and Gramercy released Century from certain obligations, described below.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe achieving 100% ownership of the Gramercy alumina refinery and the St. Ann bauxite mining operation provides an opportunity for value creation and continues to ensure a secure supply of alumina to our New Madrid smelter.

We adopted ASC Topic 805 on January 1, 2009 and therefore applied its provisions to our accounting for the Joint Venture Transaction. Our circumstances involved two significant areas where ASC Topic 805 changed previous accounting guidance for business combinations.

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

•

The acquisition date fair value of our previous equity interests was $145.3 million, compared to the acquisition-date carrying value of $126.8 million. We recorded the $18.5 million difference as a gain on business combination. The $1.2 million tax effect of this gain was recorded as tax expense.

•

The Joint Venture Transaction is a bargain purchase. We assumed the remaining portion of Gramercy and St. Ann in exchange for releasing Century from certain obligations which included (i) approximately $23.5 million Century owed Gramercy for pre-transaction alumina purchases, and (ii) Century’s guarantee to fund future payments of environmental and asset retirement obligations. To the extent permitted by U.S. GAAP, we have assigned a fair value to the liabilities related to the guarantee from which we released Century. Based on the fair values assigned to the assets acquired and liabilities assumed, we have recorded a gain on business combination of $101.8 million.

The calculation of the gain on business combination is summarized below (in thousands):

	August 31, 2009
	$
Transaction date fair value of our previous 50% equity interest:
Transaction date carrying value of our 50% equity interest	126,789
Revaluation of our previous 50% equity interest	18,511	145,300

Noncontrolling interest in NJBP (see Note 21, “Noncontrolling Interest”)		6,000

		151,300

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	11,136
Accounts receivable	61,298
Inventories	59,190
Property, plant and equipment	195,778
Other intangible assets	19,800
Other assets	33,783
Deferred tax liabilities	(43,535)
Accounts payable and accrued liabilities and other long-term liabilities	(58,520)
Environmental, land and reclamation liabilities	(25,731)
Other long-term liabilities	(134)	253,065

Gain on business combination from acquired interests		101,765

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Successor
August 31, 2009
$
Gain on business combination from acquired interests	101,765
Gain on business combination related to revaluing our previous 50% equity interest	18,511

Total gain on business combination	120,276

We utilized a third-party valuation firm to assist us in determining the fair values of the assets acquired and liabilities assumed in the Joint Venture Transaction. See Note 22, “Fair Value Measurements,” for further discussion of significant assumptions used in measuring these fair values. Expenses related to the Joint Venture Transaction such as valuation, legal and consulting costs are included in selling, general and administrative expenses.

The results of operations related to Gramercy and St. Ann are included in our consolidated financial statements from the closing date of the transaction and are recorded in our upstream business. The operating results of Gramercy and St. Ann included in our consolidated statement of operations from the transaction date to December 31, 2009, are summarized below (in thousands):

Successor
For the year ended December 31, 2009
$
Sales	71,147
Operating income (loss)	(32,747)
Net income (loss)	(20,754)

The following table presents the unaudited pro forma condensed statement of operations data for the years ended December 31, 2008 and December 31, 2009 and reflects the results of operations as if the Joint Venture Transaction had been effective January 1, 2008. These amounts have been calculated by adjusting the results of Gramercy and St. Ann to reflect the additional inventory cost, depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied on January 1, 2008, together with the consequential tax effects. The unaudited pro forma financial information is not intended to represent the consolidated results of operations we would have reported if the acquisition had been completed at January 1, 2008, nor is it necessarily indicative of future results.

Unaudited pro forma condensed statement of operations is presented below (in thousands):

	Pro Forma
	For the year ended December 31,
	2008	2009
	$	$
Sales	1,609,035	879,114
Operating income (loss)	74,744	(174,986)
Net income (loss)	(58,251)	19,150

3. NEW MADRID POWER OUTAGE

During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of the upstream business’ aluminum production, was interrupted several times because of a severe ice storm in

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Southeastern Missouri. As a result of the damage caused by the outage, we lost approximately 75% of the smelter capacity. The smelter has returned to operating above 80% of capacity as of December 31, 2009.

Management believes the smelter outage had minimal impact on our value-added shipments of rod and billet. We have been able to continue to supply our value-added customers because the re-melt capability within the New Madrid facility allowed us to make external metal purchases and then utilize our value-added processing capacity. The downstream business purchased from external suppliers to replace the metal New Madrid was not able to supply.

We reached a $67.5 million settlement with our insurance carriers, all of which has been received. For accounting purposes, the tracking of costs and expenses related to the claim extended from the first quarter of 2009, when the outage occurred, through the third quarter, when the settlement was reached and the claim was considered closed. We continued to incur costs and losses after the third quarter, and will continue to incur outage-related losses in the future, particularly related to the early failure of pots damaged in the outage. The following table shows the insurance activity as presented in our consolidated financial statements (in thousands):

	Successor
	For the year ended September 30, 2009(1)
	Expenses incurred	Related proceeds	Net impact
	$	$	$
Cost of sales	17,464	(17,464)	—
Selling, general and administrative expenses	6,569	(6,569)	—
Excess insurance proceeds	—	(43,467)	(43,467)

Total	24,033	(67,500)	(43,467)

Insurance cash receipts		(67,500)

(1)

The line item titled “Excess insurance proceeds” reflects the residual insurance recovery after applying total proceeds recognized against the losses incurred through September 30, 2009, which was the reporting period in which we finalized all settlements and received related proceeds. This amount is not intended to represent a gain on the insurance claim. We incurred costs in fourth quarter 2009 of approximately $3.3 million and we will continue to incur costs into the future related to bringing the production back to full capacity, but those costs incurred after September 30, 2009 will not be reflected in the “Excess insurance proceeds” line. Total costs incurred may exceed the total insurance settlement.

Insurance proceeds funded $11.5 million of capital expenditures through September 30, 2009, subsequent to which we spent $4.9 million on capital expenditures related to the power outage.

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

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The workforce restructuring plan involved a total staff reduction of approximately 338 employees. The reduction in the employee workforce included 2 affected corporate employees, 240 affected employees in our upstream business, and 96 affected employees in our downstream business. These reductions were substantially completed during fourth quarter 2008.

The following table summarizes the impact of the restructuring (in thousands):

Total restructuring charge(1)
$
Restructuring expense:
Corporate	774
Upstream	3,809
Downstream	2,792

Total	7,375
Benefits paid in 2008	(532)

Balance at December 31, 2008	6,843
Benefits paid in 2009	(6,839)

Balance at December 31, 2009	4

(1)

One-time involuntary termination benefits were recorded in accrued liabilities on the consolidated balance sheets. This table does not include window benefits which were recorded in pension liabilities on the consolidated balance sheets.

On February 26, 2010, we announced a workforce and business process restructuring in our U.S. operations. The U.S. workforce restructuring plan involves a total staff reduction of 89 employees through a combination of voluntary retirement packages and involuntary terminations. Substantially all activities associated with this workforce reduction were completed as of February 26, 2010. We estimate these actions will result in approximately $6 million to $8 million of pre-tax charges (unaudited) to be recorded in the first quarter 2010, primarily due to one-time termination benefits and pension benefits. Substantially all of these charges will result in cash expenditures.

5. SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Statements of Operations (in thousands):

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2009
	$	$	$	$
Interest expense:
Parent and a related party	16,016	182	—	—
Other	314	67,653	89,946	53,781
Interest income:
Parent and a related party	(8,829)	(182)	—	—
Other	(1,266)	(2,610)	(1,994)	(220)

Interest expense, net	6,235	65,043	87,952	53,561

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows (in thousands):

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	For the year ended December 31, 2008	For the year ended December 31, 2009
	$	$	$	$
Interest paid	7,371	51,519	87,175	17,278
Income taxes (refunded) paid, net	20,148	21,583	48,071	(11,757)

On May 15, 2009 and November 15, 2009, Noranda AcquisitionCo issued $16.6 million and $11.9 million, respectively, in AcquisitionCo Notes as AcquisitionCo PIK interest due.

On May 15, 2009 and November 15, 2009, Noranda HoldCo issued $3.3 million and $2.7 million, respectively, in HoldCo Notes as HoldCo PIK interest due.

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Cash	8,107	12,334
Money market funds	176,609	154,902

Total cash and cash equivalents	184,716	167,236

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. We place our temporary cash investments with high credit quality financial institutions, which include money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. At December 31, 2008 and 2009, all cash balances, excluding the money market funds, are fully insured by the Federal Deposit Insurance Corporation (“FDIC”). We consider our investments in money market funds to be available for use in our operations. We report money market funds at fair value, which approximates amortized cost.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INVENTORIES

We use the last-in, first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at New Madrid and our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann are valued at weighted average cost. The components of our inventories are (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Raw materials, at cost	55,311	55,202
Work-in-process, at cost	37,945	50,720
Finished goods, at cost	28,716	24,638

Total inventory, at cost	121,972	130,560
LIFO adjustment(1)	40,379	23,348
Lower of cost or market (“LCM”) reserve	(51,319)	(7,892)

Inventory, at lower of cost or market	111,032	146,016
Supplies	27,987	36,340

Total inventories	139,019	182,356

(1)

Inventories at Gramercy and St. Ann are stated at weighted average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise 0% and 30.0% of total inventories (at cost) at December 31, 2008 and December 31, 2009, respectively.

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

An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. Quarterly inventory determinations under LIFO are based on assumptions about projected inventory levels at the end of the year. During the years ended December 31, 2008 and 2009, we recorded a LIFO loss of $10.6 million and $10.8 million, respectively, due to a decrement in inventory quantities. LIFO decrements result in erosion of increments or layers created in earlier years and therefore a LIFO layer is not created for years that have decrements. A LIFO decrement is not the same as a decrease in the LIFO reserve compared to the prior year LIFO reserve.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets computed principally by the straight-line method for financial reporting purposes.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net consist of the following (in thousands):

		Successor
	Estimated useful lives	December 31, 2008	December 31, 2009
	(in years)	$	$
Land	—	11,921	30,578
Buildings and improvements	10 – 47	87,155	134,678
Machinery and equipment	3 – 50	632,834	779,723
Construction in progress	—	22,495	28,723

		754,405	973,702
Accumulated depreciation		(154,782)	(228,204)

Total property, plant and equipment, net		599,623	745,498

Cost of sales includes depreciation expense of the following amount in each period (in thousands):

$
Period from January 1, 2007 to May 17, 2007 (Predecessor)	28,639
Period from May 18, 2007 to December 31, 2007 (Successor)	67,374
Year ended December 31, 2008 (Successor)	94,531
Year ended December 31, 2009 (Successor)	87,323

Depreciation expense for 2009 in the table above excludes insurance recoveries related to the power outage discussed in Note 3, “New Madrid Power Outage.”

In connection with the power outage at New Madrid, we wrote off assets with net book values of $2.1 million during the year ended December 31, 2009. In addition, due to damage from the power outage, the lives of certain remaining assets were reduced by approximately one year during first quarter 2009, resulting in $3.7 million of increased depreciation expense for the year ended December 31, 2009. Finally, in connection with the power outage we also continued to depreciate idle pots, recording $3.9 million in depreciation expense during the year ended December 31, 2009.

In August 2009, based on changes in expectations about the utilization of certain equipment, we wrote off excess downstream segment mill equipment which was previously reported as construction in progress with a net book value of $3.0 million.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. GOODWILL

Changes in the carrying amount of goodwill were as follows (in thousands):

	Upstream		Downstream
	Goodwill	Impairment losses	Goodwill	Impairment losses	Total
	$	$	$	$	$
Balance at May 18, 2007 (Successor)	120,890	—	136,599	—	257,489
Changes in purchase price allocations	3,963	—	(5,330)	—	(1,367)

Balance, December 31, 2007 (Successor)	124,853	—	131,269	—	256,122
Changes in purchase price allocations	4,588	—	(464)	—	4,124
Tax adjustment	8,129	—	(99)	—	8,030
Impairment loss	—	—	—	(25,500)	(25,500)

Balance, December 31, 2008 (Successor)	137,570	—	130,706	(25,500)	242,776
Impairment loss	—	—	—	(105,206)	(105,206)

Balance, December 31, 2009 (Successor)	137,570	—	130,706	(130,706)	137,570

Based upon the final evaluation of the fair value of our tangible and intangible assets acquired and liabilities assumed as of the closing date of the Apollo Acquisition, we recorded valuation adjustments that increased goodwill and decreased property, plant and equipment by $4.1 million in March 2008.

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

Impairments

During fourth quarter 2008, as the impact of the global economic contraction began to be realized, we recorded a $25.5 million impairment write-down of goodwill in the downstream business. In connection with the preparation of our consolidated financial statements for first quarter 2009, we concluded that it was appropriate to re-evaluate our goodwill and intangibles for potential impairment in light of the power outage at our New Madrid smelter and the accelerated deteriorations of demand volumes in both our upstream and downstream segments. Based on our interim impairment analysis during first quarter 2009, we recorded an impairment charge of $40.2 million on goodwill in the downstream segment. No further impairment indicators were noted in the second or third quarters of 2009 regarding the recoverability of goodwill; therefore, no goodwill impairment testing was necessary at June 30, 2009 or September 30, 2009.

Our impairment analysis performed in fourth quarter 2009 related to our annual impairment test (performed on October 1) resulted in a write-down of the downstream business’s remaining goodwill of $64.9 million. This write-down reflects our view that the rolled products markets will be increasingly competitive for the foreseeable future. The combination of price-based competition and increased demand for lighter gauge products will limit opportunities for achieving higher fabrication margins.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our analyses included assumptions about future profitability and cash flows of our segments, which we believe reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that additional impairment charges may be necessary.

10. OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Intangible assets:
Non-amortizable:
Trade names (indefinite life)	20,494	17,694
Amortizable:
Customer relationships (13.0 year weighted-average life)	51,288	69,468
Other (2.5 year weighted-average life)	689	2,309

	72,471	89,471
Accumulated amortization	(6,104)	(10,424)

Total intangible assets, net	66,367	79,047

In the Joint Venture Transaction, we recorded identifiable intangible assets with a value of $19.8 million. These assets consist of non-contractual and contractual customer relationships and will be amortized over a range estimated to be 7 - 9 years.

We recognized in amortization expense related to intangible assets the following amounts in each period (in thousands):

$
Period from January 1, 2007 to May 17, 2007	998
Period from May 18, 2007 to December 31, 2007	2,335
Year ended December 31, 2008	3,769
Year ended December 31, 2009	4,320

Expected amortization of intangible assets for each of the next five years is as follows (in thousands):

$
2010	5,935
2011	5,935
2012	5,935
2013	5,935
2014	5,935

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairments

As part of our interim impairment analysis of intangible assets during first quarter 2009 discussed in Note 9, “Goodwill,” we recorded an impairment charge of $2.8 million related to the indefinite-lived trade names in the downstream business. Our impairment analysis of our indefinite-lived intangible assets performed in fourth quarter 2009 related to our annual impairment test (performed on October 1) resulted in no write-downs. Further, as a result of the goodwill impairment write-down in the downstream business during fourth quarter 2009, we tested our downstream amortizable intangible assets for impairment and determined that the carrying amounts of these long-lived assets are recoverable, so no write-down is necessary. Future impairment charges for either or both segments could be required if we do not achieve cash flow, revenue and profitability projections.

11. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net consists of the following (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Trade	76,031	86,451
Allowance for doubtful accounts	(1,559)	(202)

Total accounts receivable, net	74,472	86,249

Other current assets consist of the following (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Current foreign deferred tax asset	—	5,911
Employee loans receivable, net	—	2,083
Other current assets	299	5,814

Total other current assets	299	13,808

Other assets consist of the following (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Deferred financing costs, net of amortization	27,736	17,859
Cash surrender value of life insurance	26,159	22,775
Pension asset (see Note 14)	—	6,543
Restricted cash (see Note 20)	3,412	10,708
Supplies	6,928	17,045
Other	5,281	10,201

Total other assets	69,516	85,131

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consist of the following (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Compensation and benefits	16,301	31,752
Workers’ compensation	3,299	4,822
Asset retirement obligations (see Note 20)	2,193	1,600
Land obligation (see Note 20)	—	2,552
Reclamation obligation (see Note 20)	—	1,698
Environmental remediation obligation (see Note 23)	—	1,317
Obligations to the Government of Jamaica (see Note 20)	—	4,929
Pension and OPEB liabilities	2,477	454
One-time involuntary termination benefits	6,843	4
Other	1,627	12,833

Total accrued liabilities	32,740	61,961

Other long-term liabilities consist of the following (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Reserve for uncertain tax positions	9,560	10,090
Workers’ compensation	9,159	9,485
Asset retirement obligations (see Note 20)	6,602	11,842
Land obligation (see Note 20)	—	5,104
Reclamation obligation (see Note 20)	—	7,244
Environmental remediation obligation (see Note 23)	—	3,046
Deferred interest payable	7,344	2,894
Deferred compensation and other	6,917	5,927

Total other long-term liabilities	39,582	55,632

Accumulated other comprehensive income consists of the following (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Net unrealized gains (losses) on cash flow hedges net of taxes of $150,296 and $113,361, respectively	263,782	199,031
Pension and OPEB adjustments, net of tax benefit of $39,078 and $32,212, respectively	(64,679)	(54,303)
Equity in accumulated other comprehensive income of equity-method investees, net of tax benefit of $132 and $0, respectively	(788)	—	(1)

Total accumulated other comprehensive income	198,315	144,728

(1)	This balance was reversed through our accounting for the Joint Venture Transaction. The balance at August 31, 2009 immediately prior to the reversal was a $2.0 million loss.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. RELATED PARTY TRANSACTIONS

In April 2007, the Predecessor and its parent settled intercompany receivables and payables, and we transferred to our parent all of the stock of various subsidiaries, including American Racing Equipment of Kentucky, Inc. (“ARE”) and GCA Lease Holding, Inc. In connection with these transactions, the Predecessor’s parent made capital contributions of $128.6 million (of which $101.3 million was in cash) and received a dividend of $26.5 million (of which $25.0 million was in cash).

We entered into a management agreement with Apollo upon the closing of the Apollo Acquisition, pursuant to which Apollo provides us with management services. Under the management agreement, we pay Apollo an annual management fee of $2.0 million. The management agreement terminates on May 18, 2017. Apollo may terminate the management agreement at any time, in which case we will pay Apollo, as consideration for terminating the management agreement, the net present value of all management fees payable through the end of the term of the management agreement. In addition, Apollo is entitled to receive a transaction fee in connection with certain subsequent merger, acquisition, financing or similar transactions, in each case equal to 1% of the aggregate transaction value. The management agreement contains customary indemnification provisions in favor of Apollo, as well as expense reimbursement provisions with respect to expenses incurred by Apollo in connection with its performance of services thereunder. The terms and fees payable to Apollo under the management agreement were determined through arm’s-length negotiations between us and Apollo, and reflect the understanding of us and Apollo of the fair value for such services, based in part on market conditions and what similarly-situated companies have paid for similar services. We paid Apollo a $12.3 million fee for services rendered in connection with the Apollo Acquisition and reimbursed Apollo for certain expenses incurred in rendering those services.

We purchase alumina from Gramercy. Until the Joint Venture Transaction on August 31, 2009, Gramercy was our 50% owned joint venture, and purchases of alumina from Gramercy were considered related party transactions. Related party purchases from Gramercy prior to the Joint Venture Transaction were as follows (in thousands):

$
Period from January 1, 2007 to May 17, 2007 (Predecessor)	51,731
Period from May 18, 2007 to December 31, 2007 (Successor)	87,120
Year ended December 31, 2008 (Successor)	163,548
Period from January 1, 2009 through August 31, 2009 (Successor)	56,019

Subsequent to the Joint Venture Transaction, purchases from Gramercy are eliminated in consolidation as intercompany transactions. Accounts payable to affiliates at December 31, 2008 consisted of a $34.2 million liability to Gramercy. This liability is eliminated in consolidation at December 31, 2009 following the Joint Venture Transaction.

We sell rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in thousands):

Berry Plastics Corporation
$
Period from January 1, 2007 to May 17, 2007 (Predecessor)	—
Period from May 18, 2007 to December 31, 2007 (Successor)	8,403
Year ended December 31, 2008 (Successor)	8,655
Year ended December 31, 2009 (Successor)	6,244

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. LONG-TERM DEBT

The following table presents the carrying values and fair values of our debt outstanding as of December 31, 2008 and December 31, 2009 (in thousands):

	December 31, 2008		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
	$	$	$	$
Noranda HoldCo:
Senior Floating Rate Notes due 2014(1)	218,158	30,800	63,597	41,338
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015	510,000	153,000	344,068	264,932
Term B loan due 2014	393,450	393,024	328,071	328,071
Revolving credit facility	225,000	225,000	215,930	215,930

Total debt, net(1)	1,346,608		951,666
Less: current portion	(32,300)		(7,500)

Long-term debt, net(1)	1,314,308		944,166

Debt maturities over each of the next five years and thereafter are as follows (in thousands):

$
2010	7,500
2011	—
2012	—
2013	215,930
2014	384,168
Thereafter	344,068

Total debt, net(1)	951,666

(1)	Net of unamortized discount of $1,842 and $499 at December 31, 2008 and 2009, respectively.

The debt maturity schedule noted above does not reflect the effects of any optional repayments we may elect to make on our outstanding debt, nor does it include additional indebtedness we may incur by electing to pay interest in kind.

Senior secured credit facilities

Noranda AcquisitionCo entered into senior secured credit facilities on May 18, 2007, as follows:

•

a term B loan that matures in 2014 with an original principal amount of $500.0 million, which was fully drawn on May 18, 2007; of which $171.9 million had been repaid or repurchased (some at a discount) and $328.1 million remained outstanding as of December 31, 2009.

•

$242.7 million revolving credit facility that matures in 2013, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice. During the year ended December 31, 2009, we repurchased a face value amount of $6.6 million of the revolving credit facility for $4.0 million. As a result of the repurchase, our maximum borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. As of December 31, 2009, outstanding letters of credit on the revolving credit facility totaled $26.1 million and outstanding borrowings totaled $215.9 million.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The senior secured credit facilities permit Noranda AcquisitionCo to incur incremental term and revolving loans under such facilities in an aggregate principal amount of up to $200.0 million. Incurrence of such incremental indebtedness under the senior secured credit facilities is subject to, among other things, Noranda AcquisitionCo’s compliance with a Senior Secured Net Debt to Adjusted EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) of 3.0 to 1.0. At December 31, 2009, our Senior Secured Net debt to Adjusted EBITDA ratio was above 3.0 to 1.0. At December 31, 2008 and 2009, Noranda AcquisitionCo had no commitments from any lender to provide such incremental loans.

The senior secured credit facilities are guaranteed by us and by all of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo that do not qualify as “unrestricted” under the senior secured credit facilities. These guarantees are full and unconditional. NHB Capital LLC (“NHB”), in which we have 100% ownership interest, is the only unrestricted subsidiary and the only domestic subsidiary that has not guaranteed these obligations. The credit facilities are secured by first priority pledges of all of the equity interests in Noranda AcquisitionCo and all of the equity interests in each of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo. The senior secured credit facilities are also secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo, as well as those of each of our existing and future direct and indirect wholly owned domestic subsidiaries that have guaranteed the senior secured credit facilities. At December 31, 2009, the net book value of assets securing the senior secured credit facilities was $1,836.6 million.

On May 7, 2009, participating lenders approved an amendment to the senior secured credit facilities to permit discounted prepayments of the term B loan and revolving credit facility through a modified “Dutch” auction procedure. The amendment also permits us to conduct open market purchases of the revolving credit facility and term B loan at a discount, with the provision that such purchases of revolving credit facility balances reduce the total capacity of that facility.

Term B loan

Interest on the loan is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and 2009) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the credit agreement governing the term B loan). The interest rates at December 31, 2008 and 2009 were 4.24% and 2.23%, respectively. Interest on the term B loan is payable no less frequently than quarterly, and such loan amortizes at a rate of 1% per annum, payable quarterly, beginning on September 30, 2007. On June 28, 2007, Noranda AcquisitionCo made an optional prepayment of $75.0 million on the term B loan. The optional prepayment was applied to reduce in direct order the remaining amortization installments in forward order of maturity, which served to effectively eliminate the 1% per annum required principal payment.

Noranda AcquisitionCo is required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of our Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the term B loan) within 95 days after the end of each fiscal year. The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the term B loan shall be reduced from 50% to either 25% or 0% based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the term B loan) or the principal amount of term B loan that has been repaid. A mandatory prepayment of $24.5 million pursuant to the cash flow sweep provisions of the credit agreement was paid in April 2009 and was equal to 50% of Noranda AcquisitionCo’s Excess Cash Flow for 2008. When the final calculation was performed, the payment was reduced from the estimated amount reported at December 31, 2008 of $32.3 million. The payment due April 2010 is estimated to be $7.5 million.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving credit facility

Interest on the revolving credit facility is based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (2.00% over LIBOR at December 31, 2008 and 2009) that depends upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to its EBITDA (in each case as defined in the applicable credit facility) and is payable at least quarterly. The interest rate on the revolver was 2.46% at December 31, 2008 and 2.23% at December 31, 2009. Noranda AcquisitionCo had outstanding letters of credit totaling $7.0 million and $26.1 million under the revolving credit facility at December 31, 2008 and 2009, respectively. At December 31, 2008, $225.0 million was drawn down on the facility leaving $18.0 million available for borrowing. As a result of revolving credit facility repurchases through dutch auctions in 2009, our borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. At December 31, 2009, $215.9 million was drawn down on the facility, leaving $0.7 million available under the facility. In January 2010, we used available cash balances, which included $58.7 million of proceeds from January 2010 hedge terminations, to repay $150.0 million of our revolving credit facility borrowings.

In addition to paying interest on outstanding principal under the revolving credit facility, Noranda AcquisitionCo is required to pay:

•	a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments at a rate equal to 0.5% per annum subject to step down if certain financial tests are met; and

•	2% per annum of the outstanding letters of credit under the revolving credit facility.

Certain covenants

We have no financial maintenance covenants on any borrowings. Certain covenants contained in our debt agreements governing our senior secured credit facilities and the indentures governing our Notes restrict our ability to take certain actions if we are unable to meet defined Adjusted EBITDA to fixed charges and net senior secured debt to Adjusted EBITDA ratios. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. As a result of not meeting certain of the minimum and maximum financial levels established by our debt agreements as of December 31, 2009 as conditions to the execution of certain transactions, our ability to incur future indebtedness, grow through acquisitions, make certain investments, pay dividends and retain proceeds from asset sales may be limited.

In addition to the restrictive covenants described above, upon the occurrence of certain events, such as a change of control, our debt agreements could require that we repay or refinance our indebtedness.

Noranda AcquisitionCo Notes

In addition to the senior secured credit facilities, on May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015 (“the AcquisitionCo Notes”). The AcquisitionCo Notes mature on May 15, 2015. The initial interest payment on the AcquisitionCo Notes was paid on November 15, 2007, entirely in cash. For any subsequent period through May 15, 2011, Noranda AcquisitionCo may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes or by issuing new notes (the “AcquisitionCo PIK interest”) or (iii) 50% in cash and 50% in AcquisitionCo PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually, and the AcquisitionCo PIK interest, if any, will accrue at six-month LIBOR plus 4.75% per annum, reset semi-annually. The PIK interest rate was 7.35% at December 31, 2008 and 5.27% at December 31, 2009.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 15, 2009 and November 15, 2009, Noranda AcquisitionCo issued $16.6 million and $11.9 million, respectively in AcquisitionCo Notes as AcquisitionCo PIK interest due.

The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. As discussed elsewhere in this Description of Certain Indebtedness, NHB is not a guarantor of the senior secured credit facilities, and is therefore not a guarantor of the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the existing guarantors. The guarantee by Noranda HoldCo is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda HoldCo at any time. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries which guarantee the AcquisitionCo Notes.

We have notified the trustee for the AcquisitionCo Notes bondholders of our election to pay the May 15, 2010 interest payment on the AcquisitionCo Notes entirely in AcquisitionCo PIK interest. At December 31, 2008 and 2009, we reported $4.8 million and $2.3 million, respectively, of accrued AcquisitionCo PIK interest as a non-current liability. If the AcquisitionCo Notes would otherwise constitute applicable high yield discount obligations (“AHYDO”) within the meaning of applicable U.S. federal income tax law, Noranda AcquisitionCo will be required to make mandatory principal redemption payments in cash at such times and in such amounts as is necessary to prevent the AcquisitionCo Notes from being treated as an AHYDO. As of December 31, 2009, no such payments were required.

The indenture governing the AcquisitionCo Notes limits Noranda AcquisitionCo’s and its subsidiaries’ ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

As of December 31, 2009, there were $344.1 million in principal amount of AcquisitionCo Notes outstanding.

Noranda HoldCo Notes

On June 7, 2007, Noranda HoldCo issued senior floating rate notes due 2014 (“the HoldCo Notes”) in aggregate principal amount of $220.0 million, with a discount of 1.0% of the principal amount. The HoldCo Notes mature on November 15, 2014. The HoldCo Notes are not guaranteed. The initial interest payment on the HoldCo Notes was paid on November 15, 2007, in cash. For any subsequent period through May 15, 2012, we may elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the HoldCo Notes or by issuing new notes (the “HoldCo PIK interest”) or (iii) 50% in cash and 50% in HoldCo PIK interest. For any subsequent period after May 15, 2012, we must pay all interest in cash. The HoldCo Notes cash interest accrues at six-month LIBOR plus 5.75% per annum, reset semi-annually, and the HoldCo PIK interest will accrue at six-month LIBOR plus 6.5% per annum, reset semi-annually. The PIK interest rate was 9.10% at December 31, 2008 and 7.02% at December 31, 2009.

On May 15, 2009 and November 15, 2009, Noranda HoldCo issued $3.3 million and $2.7 million, respectively, in HoldCo Notes as HoldCo PIK interest due.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We notified the trustee for the HoldCo Notes bondholders of our election to pay the May 15, 2010 interest payment on the HoldCo Notes entirely in HoldCo PIK Interest. At December 31, 2008 and 2009, we reported $2.6 million and $0.6 million, respectively, of accrued HoldCo PIK interest as a non-current liability. If the HoldCo Notes would otherwise constitute applicable high yield discount obligations within the meaning of applicable U.S. federal income tax law, Noranda HoldCo will be required to make mandatory principal redemption payments in cash at such times and in such amounts as is necessary to prevent the HoldCo Notes from being treated as an AHYDO.

The indenture governing the HoldCo Notes limits our ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries’ ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens.

As of December 31, 2009, there were $63.6 million in principal amount of HoldCo Notes outstanding.

Debt repurchases

We incurred losses on debt repayments of $2.2 million and $1.2 million, which were previously classified in interest expense, for the period from May 17, 2007 to December 31, 2007 and for the year ended December 31, 2008, respectively. The reclassification to (gain) loss on debt repurchases is reflected on the consolidated statements of operations as well as the consolidated statements of cash flows.

For the year ended December 31, 2009, we repurchased or repaid $403.8 million aggregate principal amount of our outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $187.2 million, plus fees. HoldCo Notes with an aggregate principal balance of $161.9 million and net carrying amount of $159.8 million (including deferred financing fees and debt discounts) were repurchased at a price of $43.0 million, plus fees. AcquisitionCo Notes with an aggregate principal balance of $194.5 million and net carrying amount of $193.3 million (including deferred financing fees and debt discounts) were repurchased at a price of $109.5 million, plus fees. Of the HoldCo Notes and AcquisitionCo Notes repurchased, we retired a face value amount of $210.3 million during the year ended December 31, 2009. In addition to our $24.5 million payment in April 2009 related to 2008 excess cash flows on the term B loan, we repurchased a face value amount of $40.9 million of the term B loan for $30.6 million. We repurchased $6.6 million of our revolving credit facility borrowings for $4.0 million. As a result of the revolving credit facility repurchase, our borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million.

We recognized gains totaling $211.2 million representing the difference between the aggregate repurchase price and the net carrying amounts of repurchased debt for the year ended December 31, 2009. The gains have been reported as “Gain on debt repurchase” in the accompanying consolidated statements of operations for the year ended December 31, 2009. For tax purposes, gains from our 2009 debt repurchase will be deferred until 2014, and then included in taxable income ratably from 2014 to 2018.

14. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

Pension benefits

We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under those plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor other post-retirement benefit (“OPEB”) plans for certain employees. Those benefits include life and health insurance. These health insurance benefits cover 21 retirees and beneficiaries. In addition, we provide supplemental executive retirement benefits (“SERP”) for certain executive officers.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Joint Venture Transaction, we acquired the plans in existence at Gramercy (“Gramercy pension” and “Gramercy OPEB,” collectively the “Gramercy plans”) and St. Ann (“St. Ann pension” and “St. Ann OPEB,” collectively the “St. Ann plans”) which include defined benefit pension plans and other post retirement benefit plans. Disclosures as of and for the year ended December 31, 2008 are for only the plans reported in our consolidated financial statements prior to the Joint Venture Transaction. Unless noted otherwise below, disclosures as of and for the year ended December 31, 2009 for the plans reported in our consolidated financial statements prior to the Joint Venture Transaction are combined with the disclosures for the Gramercy plans as of December 31, 2009 and for the period since the date of the Joint Venture Transaction (collectively the “Noranda plans”) from September 1, 2009 through December 31, 2009.

Disclosures for the St. Ann plans as of December 31, 2009 and for the period since the date of the Joint Venture Transaction from September 1, 2009 through December 31, 2009 are shown separately, as we believe the assumptions related to the St. Ann plans are significantly different than those of the Noranda plans.

Noranda plans

Our pension funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). OPEB benefits are funded as retirees submit claims.

We use a measurement date of December 31 to determine the pension and OPEB liabilities for the Noranda Plans.

On December 4, 2008, we announced a Company-wide workforce and business process restructuring designed to reduce operating costs, conserve liquidity and improve operating efficiencies. Refer to Note 4, “Restructuring,” for further information on the restructuring. As a result, we offered special voluntary termination benefits (“window benefits”) to employees that (1) met certain criteria for early retirement and (2) accepted the window benefit by the required deadline of December 19, 2008.

For the year ended December 31, 2008, we recognized a termination benefit loss of $2.1 million and curtailment loss of $1.1 million within net periodic benefit cost.

Noranda pension plan assets

Our Noranda pension plans’ weighted-average asset allocations at December 31, 2008 and 2009 and the target allocations for 2010, by asset category are as follows:

	Gramercy pension		Noranda pension
	2009	Target Allocation 2010	2008(1)	2009(1)	Target Allocation 2010(1)
	%	%	%	%	%
Fixed income	26	30	38	36	35
Equity securities	65	65	62	64	65
Cash	9	5	—	—	—

(1)	Target and weighted average asset allocations relate only to plans in existence prior to the Joint Venture Transaction.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We seek a balanced return on plan assets through a diversified investment strategy.

Noranda pension plan assets consist principally of equities and fixed income accounts. In developing the long-term rate of return assumption for plan assets, we evaluate the plans’ historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plan’s investments will continue to generate long-term returns of at least 8.0% per annum.

Noranda other post-retirement benefit plans

Our sponsored post-retirement benefits include life and health insurance and are funded as retirees submit claims. The Noranda OPEB benefit obligation included estimated health insurance benefits of $0.7 million, $0.2 million and $0.2 million at December 31, 2007, 2008 and 2009, respectively. The healthcare cost trend rates used in developing the periodic cost and the projected benefit obligation are 8% grading to 5% over a range of six to eight years.

The change in benefit obligation and change in plan assets for the Noranda pension plans are as follows (in thousands):

	Noranda Pension
	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Change in benefit obligation:
Benefit obligation at beginning of period	242,388	244,199	259,843	275,909
Service cost	2,917	4,688	8,234	8,059
Interest cost	5,364	9,127	16,474	16,966
Plan changes	744	5,879	(961)	—
Benefit obligations recorded through Joint Venture Transaction	—	—	—	5,694
(Gains) losses	(868)	1,319	1,629	13,470
Settlements	(2,660)	—	(356)	(2,343)
Benefits paid	(3,686)	(5,369)	(11,327)	(12,786)
Special termination benefits	—	—	2,132	102
Curtailments	—	—	241	—

Benefit obligation at end of period	244,199	259,843	275,909	305,071

Change in plan assets:
Fair value of plan assets at beginning of period	213,910	219,096	220,761	160,006
Actual return on plan assets	8,148	(1,148)	(67,328)	39,629
Employer contributions	3,384	8,182	18,256	24,659
Settlements	(2,660)	—	(356)	(2,343)
Plan assets recorded through Joint Venture Transaction	—	—	—	3,313
Benefits paid	(3,686)	(5,369)	(11,327)	(12,786)

Fair value of plan assets at end of period	219,096	220,761	160,006	212,478

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in benefit obligation and change in plan assets for the Noranda OPEB plans are as follows (in thousands):

	Noranda OPEB
	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Change in benefit obligation:
Benefit obligation at beginning of period	8,276	7,460	7,526	7,433
Service cost	58	96	135	163
Interest cost	158	260	419	419
Benefit obligations recorded through Joint Venture Transaction	—	—	—	481
(Gains) losses	(939)	(137)	(371)	(123)
Benefits paid	(93)	(153)	(276)	(275)

Benefit obligation at end of period	7,460	7,526	7,433	8,098

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—	—
Plan assets recorded through Joint Venture Transaction	—	—	—	100
Actual return on plan assets	—	—	—	7
Employer contributions	93	153	276	275
Benefits paid	(93)	(153)	(276)	(275)

Fair value of plan assets at end of period	—	—	—	107

The net liability for the Noranda plans was recorded in the consolidated balance sheets as follows (in thousands):

	Noranda Pension		Noranda OPEB
	Successor
	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009
	$	$	$	$
Current liability	(2,198)	(173)	(279)	(281)
Non-current liability	(113,705)	(92,420)	(7,154)	(7,710)

Funded status	(115,903)	(92,593)	(7,433)	(7,991)

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts related to the Noranda plans recognized in accumulated other comprehensive income were as follows (in thousands):

	Noranda Pension		Noranda OPEB
	Successor		Successor
	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009
	$	$	$	$
Net actuarial (gain) loss	100,772	79,426	(484)	(544)
Prior service cost	3,461	3,128	—	—

Accumulated other comprehensive (income) loss	104,233	82,554	(484)	(544)

Net periodic benefit costs related to the Noranda pension plans included the following (in thousands):

	Noranda Pension
	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Service cost	2,917	4,688	8,234	8,059
Interest cost	5,364	9,127	16,474	16,966
Expected return on plan assets	(6,846)	(11,417)	(18,156)	(12,520)
Net amortization and deferral	(34)	180	540	7,569
Curtailment loss	—	—	1,124	471
Settlement loss	—	—	80	—
Termination benefits	—	—	2,132	102

Net periodic cost	1,401	2,578	10,428	20,647

Weighted-average assumptions:
Discount rate	5.90%	5.90%	6.00%	5.83%
Expected rate of return on plan assets	8.60%	8.60%	8.25%	8.00%
Rate of compensation increase	4.00%	4.00%	4.25%	4.25%

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs related to the Noranda OPEB plans included the following (in thousands):

	Noranda OPEB
	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Service cost	58	96	135	163
Interest cost	158	260	419	419
Expected return on plan assets	—	—	—	(1)
Net amortization and deferral	10	16	(40)	(63)

Net periodic cost	226	372	514	518

Weighted-average assumptions:
Discount rate	5.90%	6.00%	6.00%	5.8%
Rate of compensation increase	5.00%	4.25%	4.25%	4.25%

The effects of one percentage point change in assumed health care cost trend rate on our Noranda OPEB plans post-retirement benefit obligation were as follows (in thousands):

	Noranda OPEB
	1% Decrease in rates	Assumed Rates	1% Increase in rates
	$	$	$
Aggregated service and interest cost	582	582	582
Accumulated postretirement benefit obligation	8,093	8,098	8,102

Amounts applicable to our Noranda pension plans with projected and accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	Noranda Pension
	Successor
	December 31, 2008	December 31, 2009
	$	$
Projected benefit obligation	(275,909)	(305,071)
Accumulated benefit obligation	(263,631)	(292,814)
Fair value of plan assets	160,006	212,478

St. Ann Plans

St. Ann operates a defined benefit pension plan and an OPEB plan.

The St. Ann pension plan is funded by employee and employer contributions. Employer contributions are made at a rate periodically determined by management, which is based, in part, on employee contributions. Our pension funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the funding requirements of the plan. OPEB benefits are funded as retirees submit claims.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use a measurement date of December 31 to determine the pension and OPEB liabilities for the St. Ann Plans.

Plan assets

Our St. Ann pension plans’ weighted-average asset allocations at December 31, 2009 and the target allocations for 2010, by asset category are as follows:

	St. Ann Pension
	2009	Target Allocation 2010
	%	%
Equity securities	32	25
Property	8	20
Fixed income	25	30
Money market	12	5
Foreign currency	23	20

We seek a balanced return on plan assets through a diversified investment strategy.

In developing the long-term rate of return assumption for plan assets, we evaluate the plans’ historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plan’s investments will continue to generate long-term returns of at least 15.0% per annum.

Other post-retirement benefits

We also sponsor other post-retirement benefit plans for certain employees. Our sponsored post-retirement benefits include life and health insurance and are funded as retirees submit claims.

The change in benefit obligation and change in plan assets were as follows (in thousands):

	St. Ann Pension	St. Ann OPEB
	Successor
	Period from September 1, 2009 to December 31, 2009	Period from September 1, 2009 to December 31, 2009
	$	$
Change in benefit obligation:
Benefit obligation at Joint Venture Transaction	11,584	5,169
Service cost	82	56
Interest cost	572	280
Contributions	228	—
(Gains) losses	3,489	831
Foreign currency changes	(110)	—
Benefits paid	(213)	(73)

Benefit obligation at end of period	15,632	6,263

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	St. Ann Pension	St. Ann OPEB
	Successor
	Period from September 1, 2009 to December 31, 2009	Period from September 1, 2009 to December 31, 2009
	$	$
Change in plan assets:
Fair value of plan assets at Joint Venture Transaction	21,159	—
Employer contributions	153	73
Member contributions	234	—
Actual return on plan assets	909	—
Benefits paid	(213)	(73)
Foreign currency changes	(67)	—

Fair value of plan assets at end of period	22,175	—

The net asset (liability) was recorded in the consolidated balance sheets as follows (in thousands):

	St. Ann Pension	St. Ann OPEB
	Successor
	December 31, 2009	December 31, 2009
	$	$
Long-term pension asset	6,543	—
Non-current liability	—	(6,263)

Funded Status	6,543	(6,263)

Amounts recognized in accumulated other comprehensive income consisted of (in thousands):

	St. Ann Pension	St. Ann OPEB
	Successor
	December 31, 2009	December 31, 2009
	$	$
Net actuarial (gain) loss	3,674	831
Prior service cost	—	—

Accumulated other comprehensive income	3,674	831

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs included the following (in thousands):

	St. Ann Pension	St. Ann OPEB
	Successor
	Period from September 1, 2009 to December 31, 2009	Period from September 1, 2009 to December 31, 2009
	$	$
Service cost	82	56
Interest cost	571	280
Expected return on plan assets	(1,147)	—

Net periodic cost	(494)	336

Weighted-average assumptions:
Discount rate	13%	13%
Expected rate of return on plan assets	15%	N/A
Rate of compensation increase	13%	13%

The effects of one-percentage-point change in assumed health care cost trend rate on post-retirement obligation at St. Ann were as follows (in thousands):

	St. Ann OPEB
	1% Decrease in rates	Assumed Rates	1% Increase in rates
	$	$	$
Aggregated service and interest cost	299	336	410
Projected postretirement benefit obligation	(5,473)	(6,263)	(7,245)

Amounts applicable to our St. Ann pension plan with projected and accumulated benefit obligations in excess of plan assets were as follows (in thousands):

St. Ann Pension
Successor
December 31, 2009
$
Projected benefit obligation	(15,632)
Accumulated benefit obligation	(10,203)
Fair value of plan assets	22,175

Expected employer contributions

Required contributions approximate $3.6 million, $0.3 million and $0.3 million for the Noranda pension plans, the St. Ann pension and OPEB plans, and the Noranda OPEB plans, respectively, in 2010. We may elect to make additional contributions to the plans.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future benefit payments

The following table provides our estimated future benefit payments for the pension and other post-retirement benefit plans at December 31, 2009 (Successor) (in thousands):

	Noranda Plans		St. Ann Plans
	Pension Benefits	OPEB Benefits	Pension Benefits	OPEB Benefits
Year ending December 31	$	$	$	$
2010	13,658	341	536	307
2011	14,809	329	719	295
2012	15,945	364	764	328
2013	17,061	381	817	369
2014	18,235	403	846	406
2015-2019	107,975	2,501	6,503	2,942

Total	187,683	4,319	10,185	4,647

Defined Contribution Plan

We also have defined contribution retirement plans that cover our eligible employees. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to these plans are based on employee contributions and were as follows (in thousands):

$
Period from January 1, 2007 to May 17, 2007 (Predecessor)	1,029
Period from May 18, 2007 to December 31, 2007 (Successor)	1,537
Year ended December 31, 2008 (Successor)	2,586
Year ended December 31, 2009 (Successor)	2,105

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS

Common Stock Subject to Redemption

In March 2008, we entered into an employment agreement with Layle K. Smith to serve as our chief executive officer (the “CEO”) and to serve on our Board of Directors. As part of that employment agreement, the CEO agreed to purchase 100,000 shares of common stock at $20 per share, for a total investment of $2,000. The shares purchased included a redemption feature which guaranteed total realization on these shares of at least $8,000 (or, at his option, equivalent consideration in the acquiring entity) in the event a change in control occurred prior to September 3, 2009 and the CEO remained employed with us through the 12-month anniversary of such change in control or experiences certain qualifying terminations of employment, after which the per share redemption value is fair value.

Because of the existence of the conditional redemption feature, the carrying value of these 100,000 shares of common stock was reported outside of permanent equity at December 31, 2008. In accordance with FASB ASC Topic 718, Compensation — Stock Compensation (“ASC Topic 718”) the carrying amount of the common stock subject to redemption was reported as the $2,000 proceeds, and was not adjusted to reflect the $8,000 redemption amount, as it was not probable that a change in control event would take place prior to September 3, 2009.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 12, 2009, our Board of Directors voted to extend to March 3, 2013 the period during which the CEO may be entitled to benefits in the event of an early change-in-control. The Board of Directors also provided that all of the CEO’s stock options will receive the same treatment in the event of an early change-in-control or other change in control of the Company. As such, the carrying value of these 100,000 shares of common stock is reported outside of permanent equity at December 31, 2009.

Noranda Long-Term Incentive Plan

The 2007 Long-Term Incentive Plan of Noranda, as amended (the “Incentive Plan”), reserved 1,900,000 shares of our common stock for issuance. As of December 31, 2009, there were 308,639 shares of our common stock remaining available for issuance under the Incentive Plan.

Options granted under the Incentive Plan generally have a ten-year term. Employee option grants generally consist of time-vesting options (“Tranche A”) and performance vesting options (“Tranche B”). The time-vesting options generally vest in equal one-fifth installments on each of the first five anniversaries of the date of grant or on the closing of Apollo’s acquisition of us, as specified in the applicable award agreements, subject to continued service through each applicable vesting date. The performance-vesting options vest upon our investors’ realization of a specified level of investor internal rate of return (“investor IRR”), subject to continued service through each applicable vesting date.

The employee options generally are subject to our (or Apollo’s) call provision which expires upon the earlier of a qualified public offering or May 2014 and provides us (or Apollo) the right to repurchase the underlying shares at the lower of their cost or fair market value upon certain terminations of employment. A qualified public offering transaction is defined in the Amended and Restated Security Holders agreement as a public offering that raises at least $200.0 million. This call provision represents a substantive performance vesting condition with a life through May 2014; therefore, we recognize compensation expense for service awards through May 2014. Performance-vesting options issued in May 2007 have met their performance vesting provision. However, the shares underlying the options remain subject to our (or Apollo’s) call provision. Accordingly, the options currently are subject to service conditions and stock compensation expense is being recorded over the remaining call provision through May 2014.

Prior to October 23, 2007, shares issued upon the exercise of employee options were subject to a call provision that would expire upon a qualified public offering. The call provision provided us (or Apollo’s) the right to repurchase the underlying shares at the lower of their cost or fair market value in connection with certain terminations of employment. Because a substantive performance vesting condition necessary for vesting was not probable, no expense was recognized for employee options issued prior to October 23, 2007. At October 23, 2007, existing options were modified so that our call provision expired upon the earlier of a qualified public offering, or seven years. As a result, we started expensing the stock options over seven years in the fourth quarter of 2007. Twenty-four employees were affected by this modification. The total incremental compensation cost resulting from the modification was $5.1 million, which is being amortized over a period through May 2014. Employee options issued subsequent to October 23, 2007 contain this modified call provision.

On June 13, 2007, we executed a recapitalization in which the proceeds of the $220.0 million HoldCo Notes debt offering were distributed to the investors. Our fair value was determined to be $15.50 per share prior to the distribution of $10 per share; our resulting value after the distribution was $5.50 per share. The award holders were given $10 per share of value in the form of an immediately vested cash payment of $6 per share and a modification of the exercise price of the option from $10 per share to $6 per share. Under ASC Topic 718, this was considered a modification due to an equity restructuring. Twenty-four employees were affected by this modification. The total incremental compensation cost resulting from the modification was $4.1 million.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 23, 2007, we granted 200,000 options to Apollo Management VI L.P. and Apollo Alternative Assets funds for making available certain non-employee directors to us. It was subsequently determined that due to an administrative error, the number of options awarded on October 23, 2007 exceeded the amount intended to be awarded and the exercise price was lower than intended. In order to correct the administrative error, on March 10, 2008, we modified the term of options granted in October 2007 from 200,000 options at $6 per share to 60,000 options at $20 per share. Options granted to Apollo Management VI L.P. and Apollo Alternative Assets are fully vested at grant. This modification did not result in any additional stock compensation expense for the year ended December 31, 2008.

On June 13, 2008, we paid a $4.70 per share cash dividend to our investors. The fair value of our common stock was determined to be $20.00 per share prior to the distribution of $4.70 per share; the resulting value after the distribution was $15.30. The award holders were given $4.70 per share of value in the form of an immediately vested cash payment of $2.70 per share and a modification of the price of the options from $6 per share to $4 per share and $20 per share to $18 per share. Twenty-nine employees were affected by this modification. The total incremental compensation cost resulting from this modification was $3.9 million.

We entered into a Termination and Consulting Agreement with Rick Anderson on October 14, 2008, in connection with his retirement on October 31, 2008 as Chief Financial Officer and serves as a consultant through May 8, 2012. Pursuant to that agreement, in October 2008 we recorded approximately $0.5 million of compensation cost for cash severance, all of which was paid by January 2009. Additionally, we recorded approximately $0.7 million of compensation cost associated with the accelerated vesting of Mr. Anderson’s unvested stock options, since, pursuant to the agreement, Mr. Anderson’s Company stock options will continue to vest during the consulting term, although Mr. Anderson will generally be unable to exercise the options until the expiration of the term of the agreement in May 2012. Mr. Anderson has agreed to certain ongoing confidentiality obligations and to non-solicitation and non-competition covenants following his retirement from us.

At December 31, 2009 the expiration of the call option upon a qualified public offering would have resulted in the immediate recognition of $2.3 million of compensation expense related to the cost of Tranche B options where the investor IRR targets were previously met. Further, the period over which we recognize compensation expense for service awards would change from May 2014 to five years prospectively from the grant date, which, based on options outstanding at December 31, 2009, would increase annual stock compensation expense by approximately $0.3 million.

On November 12, 2009, our Board of Directors voted to amend and restate stock option agreements with certain employees to change the exercise prices of the underlying options and to amend the vesting schedule of those options. The amended and restated option agreements change the exercise price of these options to $2.28 per share. This modification affected five employees and 269,500 options. The amendment also provides that the 50% of the options which were originally scheduled to vest based upon the Company’s investors’ realization of investor IRR will now vest based on continued service, with 15% scheduled to vest on each of the first and second anniversaries of the amendment and restatement date, 20% scheduled to vest on the third anniversary of the amendment and restatement date and 25% scheduled to vest on each of the fourth and fifth anniversaries of the amendment and restatement date. This modification affected five employees and 138,125 options. The effects of this modification were immaterial to our consolidated financial statements.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The summary of company stock option activity and related information for our stock option plan is as follows, after reflecting the effects of modifications to exercise prices discussed:

	Employee Options and Non-Employee Director Options		Investor Director Provider Options
	Common Shares	Weighted- Average Exercise Price	Common Shares	Weighted- Average Exercise Price
Outstanding — May 18, 2007	—	—	—	—
Granted	687,678	$4.00	210,000	$4.67
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(23,835)	$4.00	—	—

Outstanding — December 31, 2007	663,843	$4.00	210,000	$4.67
Granted	308,500	$2.28	60,000	$18.00
Modified	—	—	(200,000)	$4.00
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(62,119)	$6.03	—	—

Outstanding — December 31, 2008	910,224	$3.28	70,000	$18.00

Granted	172,426	$1.96	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(17,705)	$4.00	—	—

Outstanding — December 31, 2009	1,064,945	$3.05	70,000	$18.00

Fully vested — end of period (weighted average remaining contractual term of 7.5 years)	447,397	$4.47	70,000	$18.00

Currently exercisable — end of period (weighted average remaining contractual term of 7.5 years)	404,487	$4.52	70,000	$18.00

For Tranche A options, the fair value of each employee’s options with graded vesting was estimated using the Black-Scholes-Merton option pricing model. The weighted-average grant date fair value of options granted during the period May 18, 2007 to December 31, 2007 was $16.25 for employee options and $17.06 for Non-Apollo Director options and the weighted-average grant date fair value of options granted for the year ended December 31, 2008 was $7.10 for employee options and $9.79 for Non-Apollo Director options. The weighted average grant date fair value of new options granted during the year ended December 31, 2009 was $1.12 for employee options and no Director options were awarded during the year ended December 31, 2009.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average assumptions were used for these estimates:

	Successor
	Period from May 18, 2007 to December 31, 2007		Year ended December 31, 2008		Year ended December 31, 2009
	Employee	Non-Apollo Director	Employee	Non-Apollo Director	Employee	Non-Apollo Director
Risk-free interest rate	4.3%	4.6%	3.1%	3.2%	3.3%	—
Expected dividend yield	—	—	—	—	—	—
Expected term (in years)	7.1	10.0	5.9	6.3	7.5	—
Expected volatility	50.0%	54.0%	44.9%	45.7%	77.3%	—

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

As of December 31, 2009, total compensation expense related to non-vested options which was not yet recognized was $7.4 million and will be recognized over the weighted-average period of 4.8 years. The total fair value of shares that vested for the years ended December 31, 2008 and 2009 were $6.5 million and $1.4 million, respectively.

Selling, general and administrative expenses include the following amounts of share-based compensation expense, excluding cash payments made upon the modification of outstanding options (in thousands):

$
Period from May 18, 2007 to December 31, 2007 (Successor)	3,816
Year ended December 31, 2008 (Successor)	2,376
Year ended December 31, 2009 (Successor)	1,540

16. INCOME TAXES

Income tax provision (benefit) is as follows (in thousands):

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Current
Federal	26,785	6,274	38,320	(454)
Foreign	—	—	—	—
State	1,355	1,483	2,189	1,008

	28,140	7,757	40,509	554

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Deferred
Federal	(15,519)	(4,765)	(70,160)	53,560
Foreign	—	—	—	(567)
State	1,034	2,145	(3,262)	5,033

	(14,485)	(2,620)	(73,422)	58,026

	13,655	5,137	(32,913)	58,580

As of December 31, 2009, we have a federal net operating loss carryforward of approximately $54.4 million expiring in 2029 and state net operating loss carryforwards of approximately $148.2 million expiring in years 2016 through 2029. In addition, as of December 31, 2009, we have a foreign tax credit carryforward of $2.5 million with no expiration date and state tax credit carryforwards of $1.7 million expiring in years 2012 through 2026.

FASB ASC Topic 740, Income Taxes (“ASC Topic 740”), requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we recorded an additional $0.7 million valuation allowance on these assets in 2009.

As of December 31, 2009, we have not provided for withholding or United States federal income taxes on approximately $40.8 million of accumulated undistributed earnings of our foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, an approximately $14.9 million deferred income tax liability and a $13.9 million foreign tax credit asset would have been provided.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2009 were as follows (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Deferred tax liabilities
Property related	164,760	162,841
Debt related	—	73,964
Investments	44,153	52,429
Inventory	8,380	16,077
Intangibles	25,067	22,575
Derivatives	115,065	103,451
Other	1,175	1,216

Total deferred tax liabilities	358,600	432,553

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor
	December 31, 2008	December 31, 2009
	$	$
Deferred tax assets
Compensation related	62,370	52,385
Capital and net operating loss carryforwards	13,326	33,783
Foreign and state tax credit carryforwards	1,202	4,175
Other	7,866	3,982

Total deferred tax assets	84,764	94,325

Valuation allowance for deferred tax assets	(12,824)	(13,555)

Net deferred tax assets	71,940	80,770

Net deferred tax liability	286,660	351,783

Reconciliation of Income Taxes

The reconciliation of the income taxes, calculated at the rates in effect, with the effective tax rate shown in the statements of operations, was as follows:

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	%	%	%	%
Federal statutory income tax rate	35.0	35.0	35.0	35.0
(Decrease) increase in tax rate resulting from:
State & local income taxes, net of federal benefit	5.6	17.8	0.9	2.3
Equity method investee income	(3.4)	(9.1)	0.8	(0.2)
IRC Sec. 199 manufacturing deduction	(6.3)	(3.5)	1.8	—
Goodwill Impairment	—	—	(8.3)	23.9
Discharge of indebtedness	17.9	—	—	—
Bargain Purchase Accounting	—	—	—	(25.3)
Other permanent items	0.1	(1.6)	0.6	0.9

Effective Tax Rate	48.9	38.6	30.8	36.6

On August 3, 2009, we entered into an agreement with Century Aluminum Company whereby we would become the sole owner of both Gramercy and St. Ann (see Note 2). The transaction closed on August 31, 2009 and was accounted for as a bargain purchase. As a result, the total gain on business combination is reported net of tax. Therefore, as part of the process of re-measuring the investment for fair value, $43.5 million of deferred tax liabilities were provided and the associated tax effect was recorded as part of the gain on business combination from acquired interests instead of as part of tax expense.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2007, upon adoption of the guidance in ASC Topic 740 related to accounting for uncertain tax positions, we recognized an increase of approximately $1.2 million to the January 1, 2007 retained earnings balance. As part of the Apollo Acquisition, Xstrata indemnified us for tax exposures through the date of the Apollo Acquisition. Therefore, we had a receivable of $4.4 million and $4.6 million from Xstrata at December 31, 2008 and December 31, 2009, respectively, equal to our provision for uncertain tax positions (net of federal benefits) for the tax exposures related to tax positions occurring through the date of the Apollo Acquisition. As of December 31, 2008 and December 31, 2009, we had unrecognized income tax benefits of approximately $10.1 million and $10.2 million respectively.

A reconciliation of the December 31, 2008 and 2009 amount of unrecognized tax benefits is as follows (in thousands):

	Successor
	December 31, 2008	December 31, 2009
	$	$
Beginning of period	10,059	10,111
Tax positions related to the current period
Gross additions	54	19
Gross reductions	—	—
Tax positions related to prior years
Gross additions	29	29
Gross reductions	(31)	—
Settlements	—	—
Lapses on statute of limitations	—	—

End of period	10,111	10,159

For years ending prior to December 31, 2008, the total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was not material because the majority of unrecognized tax benefits relate to periods prior to the Apollo Acquisition and their recognition, if any, would have resulted in an adjustment to goodwill. However, for years beginning after December 31, 2008, U.S. GAAP requires subsequent recognition of unrecognized tax benefits recorded in purchase accounting to be recorded as income tax expense (regardless of when the acquisition occurred) and, as a result, the total amount of net unrecognized tax benefits as of 2009 that, if recognized, would affect the effective tax rate is $7.5 million. We elected to accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. We have accrued interest and penalties related to unrecognized tax benefits of approximately $1.0 million at December 31, 2008 and $1.3 million at December 31, 2009, respectively.

We file a consolidated federal and various state income tax returns. The earliest years open to examination in the Company’s major jurisdictions is 2007 for federal income tax returns and 2006 for state income tax returns. In April 2009, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for 2006. The IRS has not proposed any adjustments to date.

Within the next twelve months, we estimate that the unrecognized benefits could change; however, due to the Xstrata indemnification, we do not expect the change to have a significant impact on the results of our operations or our financial position.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. NET INCOME (LOSS) PER SHARE

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is calculated as net income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average outstanding common shares determined using the treasury stock method for options (in thousands), except per share.

	Successor
	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Net income (loss)	$8,167	$(74,057)	$101,375

Weighted-average common shares outstanding:
Basic	21,603	21,720	21,763
Effect of diluted securities	62	—	—
Diluted	21,665	21,720	21,763
Basic EPS	$0.38	$(3.41)	$4.66

Diluted EPS	$0.38	$(3.41)	$4.66

Certain stock options whose terms and conditions are described in Note 15, “Shareholders’ Equity and Share-Based Payments,” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented: period from May 18, 2007 to December 31, 2007 — 331,918; for the year ended December 31, 2008 — 980,225; for the year ended December 31, 2009 — 1,134,945.

18. OPERATING LEASES

We operate certain office, manufacturing and warehouse facilities under operating leases. In most cases, management expects that in the normal course of business, leases will be renewed or replaced when they expire with other leases.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 (in thousands):

Year ending December 31,	$
2010	3,739
2011	2,469
2012	1,780
2013	759
2014	448
Thereafter	304

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following schedule shows the composition of total rental expense for all operating leases except those with terms of a month or less that were not renewed (in thousands):

	Predecessor	Successor
	Period from January 1, 2007 to May 17, 2007	Period from May 18, 2007 to December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
	$	$	$	$
Minimum rentals	999	2,249	2,632	3,072
Contingent rentals(1)	20	28	28	41

	1,019	2,277	2,660	3,113

(1)	Contingent rentals represent transportation equipment operating lease payments made on the basis of mileage.

19. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments to mitigate the risks associated with fluctuations in aluminum price, natural gas prices and interest rates. We recognize all derivative instruments as either assets or liabilities at fair value in our balance sheet. We designated our fixed-price aluminum sale swaps as cash flow hedges through January 29, 2009, the week of the power outage discussed in Note 3, “New Madrid Power Outage;” thus the effective portion of such derivatives was adjusted to fair value through accumulated other comprehensive income through January 29, 2009, with the ineffective portion reported through earnings. We entered into natural gas swaps during the fourth quarter of 2009 which were also designated as cash flow hedges. As of December 31, 2009, the pre-tax amount of the effective portion of cash flow hedges for our fixed-price aluminum hedges and our natural gas hedges recorded in AOCI was $312.3 million. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gains (losses) on hedging activities in the consolidated statements of operations. As of December 31, 2009, all derivatives were held for purposes other than trading.

Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master arrangement does not require us to post additional collateral, or cash margin. We present the fair values of derivatives where Merrill Lynch is the counterparty in a net position on the consolidated balance sheet as a result of our master netting agreement. The following is a gross presentation of the derivative balances as of December 31, 2008 and December 31, 2009 (in thousands):

	December 31, 2008	December 31, 2009
	$	$
Current derivative assets	111,317	96,663
Current derivative liabilities	(29,600)	(28,627)

Current derivative assets, net	81,717	68,036

Long-term derivative assets	290,877	113,026
Long-term derivative liabilities	(35,061)	(17,517)

Long-term derivative asset, net	255,816	95,509

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not:

	As of December 31, 2008				As of December 31, 2009
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Aluminum swaps — fixed-price	401,909	—	—	—	—	—	202,726	(6,124)
Aluminum swaps — variable-price	—	—	285	(9,785)	—	—	6,179	(85)
Interest rate swaps	—	—	—	(21,472)	—	—	—	(13,312)
Natural gas swaps	—	—	—	(33,404)	784	(3,608)	—	(23,015)

Total	401,909	—	285	(64,661)	784	(3,608)	208,905	(42,536)

The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in thousands):

	December 31, 2008	December 31, 2009
	$	$
Aluminum swaps–fixed-price	401,909	196,602
Aluminum swaps–variable-price	(9,500)	6,094
Interest rate swaps	(21,472)	(13,312)
Natural gas swaps	(33,404)	(25,839)

Total	337,533	163,545

We recorded (gains) losses for the change in the fair value of derivative instruments that do not qualify for hedge accounting treatment or have not been designated for hedge accounting treatment, as well as the ineffectiveness of derivatives that do qualify for hedge accounting treatment as follows (in thousands):

	Derivatives qualified as hedges		Derivatives not qualified as hedges
	Amount reclassified from AOCI	Hedge ineffectiveness	Change in fair value	Total
	$	$	$	$
Period from January 1, 2007 through May 17, 2007 (Predecessor)	—	—	56,467	56,467
Period from May 18, 2007 through December 31, 2007 (Successor)	—	—	(12,497)	(12,497)
Year ended December 31, 2008 (Successor)	24,205	(13,365)	59,098	69,938
Year ended December 31, 2009 (Successor)	(172,248)	(37)	60,512	(111,773)

We expect to reclassify a gain of $86.1 million from AOCI into earnings from January 1, 2010 through December 31, 2010, comprising an $86.9 million gain related to de-designated fixed price aluminum swaps, and a $0.8 million loss related to natural gas swaps.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

De-designated cash flow hedges

Fixed-price aluminum sale swaps

In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the upstream business through the use of fixed-price aluminum sale swaps. As a result of the New Madrid power outage during the week of January 26, 2009, and in anticipation of fixed-price aluminum purchase swaps described below, we discontinued hedge accounting for all of our remaining fixed-price aluminum sale swaps on January 29, 2009. During first quarter 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable market position of our fixed-price aluminum sale swaps. The average margin per pound locked in was $0.40 at December 31, 2009. To the extent we have entered into fixed-price aluminum purchase swaps, the fixed-price aluminum sale swaps are no longer hedging our exposure to price risk.

For the year ended December 31, 2009, we reclassified $172.2 million of hedge gains from AOCI to earnings, including $77.8 million reclassified into earnings because it was probable that the original forecasted transactions would not occur. For the year ended December 31, 2008, we reclassified $24.2 million of hedge losses from AOCI into earnings, including $5.2 million of losses reclassified into earnings because it was probable that the original forecasted transactions would not occur.

In March 2009, we entered into a hedge settlement agreement with Merrill Lynch. As amended and restated in October 2009, the agreement provides a mechanism for us to monetize up to $400.0 million of the favorable net position of our long-term derivatives to fund debt repurchases. The agreement states that Merrill Lynch will only settle fixed-price aluminum sale swaps that are offset by fixed-price aluminum purchase swaps. We settled offsetting fixed-price aluminum purchase swaps and sale swaps to fund our debt repurchases during the year ended December 31, 2009. For the year ended December 31, 2009, we received $120.8 million in proceeds from the hedge settlement agreement. In January 2010 we realized $58.7 million of cash proceeds under the hedge settlement agreement.

As of December 31, 2009, we had outstanding fixed-price aluminum sales swaps as follows:

	Average hedged price per pound	Pounds hedged annually
Year	$	(in thousands)
2010	1.06	290,541
2011	1.20	270,278

		560,819

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives not designated as hedging instruments

Fixed-price aluminum purchase swaps

As previously discussed, during the year ended December 31, 2009, we entered into fixed-price aluminum purchase swaps to offset a portion of our existing fixed-price aluminum sale swaps. The following table summarizes fixed-price aluminum purchase swaps as of December 31, 2009:

	Average hedged price per pound	Pounds hedged annually
Year	$	(in thousands)
2010	0.70	245,264
2011	0.76	229,545

		474,809

Variable-price aluminum swaps

We also enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable-price aluminum swap contracts with various brokers, typically for terms not greater than one year.

These swap contracts are not designated as hedging instruments; therefore, any gains or losses related to the change in fair value of these contracts were recorded in (gain) loss on hedging activities in the consolidated statements of operations. We recorded a gain of $12.1 million for the year ended December 31, 2009.

The following table summarizes our variable-price aluminum purchase swaps as of December 31, 2009:

	Average hedged price per pound	Pounds hedged annually
Year	$	(in thousands)
2010	0.86	35,234
2011	0.90	1,130

		36,364

We sold 44.7 million pounds of aluminum that were hedged with variable-priced aluminum swaps in the year ended December 31, 2009.

Interest rate swaps

We have floating-rate debt, which is subject to variations in interest rates. We have entered into an interest rate swap agreement to limit our exposure to floating interest rates for the periods through November 15, 2011 with a notional amount of $500.0 million, which such notional amount declines in increments over time beginning in May 2009 at a 4.98% fixed interest rate. At December 31, 2009 the outstanding notional amount of the interest rate swaps was $250.0 million.

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

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our fixed-price natural gas swap contracts per year at December 31, 2009:

Year	Average price per million BTU $	Notional amount million BTU’s
2010	7.30	8,012
2011	7.28	8,048
2012	7.46	8,092

As previously noted, all natural gas swaps entered into during the fourth quarter of 2009 were designated as cash flow hedges for accounting purposes. Therefore, any gains or losses resulting from changes in the fair value of the natural gas swap contracts were recorded in AOCI and any ineffective portions were recorded in (gain) loss on hedging activities in the consolidated statements of operations.

Prior to the fourth quarter of 2009, we did not designate our natural gas swaps as hedges for accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of these contracts were recorded in (gain) loss on hedging activities in the consolidated statements of operations.

20. RECLAMATION, LAND AND ASSET RETIREMENT OBLIGATIONS

Reclamation obligation

NBL has a reclamation obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. The process to rehabilitate land as needed to render such land suitable for post-mining use (i.e., use for agricultural or housing purposes) must be in compliance with the GOJ’s regulations and includes filling the open mining pits and planting vegetation. GOJ regulations require the reclamation process to be completed within a certain period from the date a mining pit is mined-out, generally three years. Liabilities for reclamation are accrued as lands are disturbed and are based on the approximate acreage to be rehabilitated and the average historical cost per acre to rehabilitate lands. At December 31, 2009, the current and long-term portions of the reclamation obligation of $1.7 million and $7.2 million are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.

The following is a reconciliation of the aggregate carrying amount of the reclamation obligation at St. Ann (in thousands):

Successor
Period from August 31, 2009 to December 31, 2009
$
Liability assumed in connection with the Joint Venture Transaction	8,501
Additional liabilities incurred and accretion	966
Liabilities settled	(525)

Balance, end of period	8,942

Land obligation

In cases where land to be mined is privately owned, St. Ann offers to purchase the residents’ homes for cash, relocate the residents to another area, or a combination of these two options. These costs are recorded as liabilities as incurred. At December 31, 2009 the current and long-term portions of the land obligation of $2.6 million and $5.1 million are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset retirement obligations

Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of red mud wastes from its refining process. We believe the AROs recorded represent reasonable estimates of these future costs. However, given the relatively long time until closure of these assets, such estimates are subject to change due to a number of factors, including changes in regulatory requirements and costs of labor and materials. In addition, we may have other obligations that may arise in the event of a facility closure.

The current portion of the liability of $2.2 million and $1.6 million at December 31, 2008 and 2009, respectively, relates to the disposal of spent pot-liners at New Madrid and is recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $6.6 million and $11.8 million at December 31, 2008 and December 31, 2009, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. Asset retirement obligations were estimated at fair value using a discounted cash flow approach using a credit-adjusted risk-free discount rate.

The following is a reconciliation of the aggregate carrying amount of the asset retirement obligations (in thousands):

	Successor
	Year ended December 31, 2008	Year ended December 31, 2009
	$	$
Balance, beginning of period	8,802	8,795
Additional liabilities incurred	1,558	1,453
Liabilities assumed in connection with the Joint Venture Transaction	—	4,777
Liabilities settled	(2,161)	(2,857)
Accretion expense	596	1,274

Balance, end of period	8,795	13,442

ARO balances reported for 2009 in the above reconciliation have been adjusted in connection with the asset disposals and additions related to the power outage at our New Madrid smelter.

At December 31, 2009, we had $6.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheet.

•

The ongoing operations at the Gramercy facility generate hazardous materials that are disposed of according to long-standing environmental permits. We have not recorded an ARO for removing such material that may remain throughout the production process up until closure of the Gramercy facility as we do not currently believe there is a reasonable basis for estimating the liability. Our ability to form a reasonable estimate is impeded as we cannot predict the amount of hazardous materials that will be remaining at the time of such a closure, due to the fact that we are continuously removing and disposing these materials as they are generated.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. NONCONTROLLING INTEREST

Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the GOJ holds a 51% interest. NJBP mines bauxite, approximately 50% of which is sold to Gramercy, with the balance sold to third parties.

St. Ann is a party to several agreements (collectively the “Mining Agreements”) with the GOJ. St. Ann and the GOJ have equal voting rights in NJBP’s executive committee. St. Ann manages the mining operations under a management agreement. St. Ann receives bauxite from NJBP at NJBP’s cost and pays the GOJ a return on its investment in NJBP through fees paid by NBL pursuant to an establishment agreement that defines the negotiated fiscal structure. St. Ann has a special mining lease with the GOJ for the supply of bauxite. The lease ensures access to sufficient reserves to allow St. Ann to ship annually 4.5 million dry metric tonnes (“DMT”) of bauxite from mining operations in a specified concession area through September 30, 2030. In return for these rights, St. Ann is required to pay fees called for in the establishment agreement consisting of:

•

Dedication fee — Base dedication fee of $0.6 million per year is tied to a total land base of 13,820 acres. The sum actually paid will vary with the current total of bauxite lands owned by the GOJ which is being used by NJBP expressed as a proportion of the total land base.

•	Depletion fee — A base depletion fee of $0.2 million is paid on a base shipment of 4,000,000 DMT per annum. Variations in amounts paid will be proportional to changes in shipments.

•	Asset usage fee — St. Ann also pays the GOJ 10% annually in respect of the GOJ’s 51% share of the mining assets. For the period ended December 31, 2009, we had an accrual of $1.7 million recorded.

•

Production levy — A production levy determined using the average realized price of primary aluminum as determined by regulation of the GOJ, is applied to all bauxite shipped from Jamaica other than sales to the GOJ and its agencies.

•

Royalty — Royalties are payable to any person for the mining of bauxite at a rate of US $1.50 per dry metric tonnes of monohydrate bauxite shipped and US $2.00 per dry metric tonnes of trihydrate bauxite shipped, provided that during any period when the production levy is payable the royalty shall be at a rate of US $0.50 per dry metric tonnes.

On December 31, 2009, NBL arrived at an understanding with the GOJ to amend the establishment agreement. This amendment sets the fiscal regime structure of the establishment agreement from January 1, 2009 through December 31, 2014. The amendment provides for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. If we do not meet our commitment to the GOJ regarding these expenditures, we would owe to the GOJ a penalty that could be material to our financial statements. We believe there is a remote probability that we will not meet the commitment.

We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. Therefore, we consolidate NJBP into our consolidated financial statements beginning with the date of the Joint Venture Transaction. Due to the consolidation of NJBP, we reflect the following amounts in our balance sheet (in thousands):

Successor
December 31, 2009
$
Cash and cash equivalents	117
Accounts receivable	12,393
Inventories, consisting of maintenance supplies, inventory and fuel	11,813
Property, plant and equipment	36,911
Other assets	2,305
Accounts payable and accrued liabilities	(43,621)
Environmental, land and reclamation liabilities	(8,152)

Net assets	11,766

Noncontrolling interest (at 51%)	6,000

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The liabilities recognized as a result of consolidating NJBP do not represent additional claims on our general assets. NJBP’s creditors have claims only on the specific assets of NJBP and St. Ann. Similarly, the assets of NJBP we consolidate do not represent additional assets available to satisfy claims against our general assets.

St. Ann receives bauxite from NJBP at cost, excluding the mining lease fees described above; therefore, NJBP operates at breakeven. Further, all returns to the GOJ are provided through the payments from St. Ann under the various fees, levies, and royalties described above. In these circumstances, no portion of NJBP’s net income (loss) or consolidated comprehensive income (loss) is allocated to the noncontrolling interest. We do not expect the balance of the non-controlling interest to change from period-to-period unless there is an adjustment to the fair value of inventory or property, plant and equipment, as may occur in a LCM or asset impairment scenario.

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

The inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (i.e., assumptions about risk). Inputs may be observable or unobservable. We use observable inputs in our valuation techniques, and classify those inputs in accordance with the fair value hierarchy established by applicable accounting guidance, which prioritizes those inputs. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that we have access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Fair value measurements that may be subject to Level 1 inputs include exchange-traded derivatives or listed equities.

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

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial assets and liabilities are classified based on the lowest enumerated level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy.

Valuations on a recurring basis

The table below sets forth by level within the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	$	$	$	$
Cash equivalents	154,902	—	—	154,902
Derivative assets	—	209,689	—	209,689
Derivative liabilities	—	(46,144)	—	(46,144)
Pension and OPEB plan assets	229,739	5,021	—	234,760

Total	384,641	168,566	—	553,207

Cash equivalents are invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments are valued based upon unadjusted, quoted prices in active markets and are classified within Level 1.

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

Pension plan assets were valued based upon the fair market value of the underlying investments. Almost all of the plan assets are invested in debt and equity securities traded in active markets, and are classified within Level 1. The investments classified within Level 2 are valued based on observable inputs other than quoted prices.

In Note 13, “Long-Term Debt,” we disclose the fair values of our debt instruments. Those fair values are classified as Level 2 within the hierarchy. While the senior floating rates notes due 2014 and 2015 have quoted market prices, we do not believe transactions on those instruments occur in sufficient enough frequency or volume to warrant a Level 1 classification. Further, the fair values of the term B loan and revolving credit facility are based on interest rates available at each balance sheet date, resulting in a Level 2 classification as well.

Valuations on a non-recurring basis

Fair value of goodwill, trade names and investment in affiliates (prior to the Joint Venture Transaction) are classified as Level 3 within the hierarchy, as their fair values are measured using management’s assumptions about future profitability and cash flows. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows, which we believe reflects the best estimates at the date the valuations were performed. Key assumptions used to determine discounted cash flow valuations at March 31, 2009 and June 30, 2009 and December 31, 2009 include: (a) cash flow periods ranging from five to seven years; (b) terminal values based upon long-term growth rates ranging from 1.0% to 2.0%; and (c) discount rates based on a risk-adjusted weighted average cost of capital ranging from 12.5% to 13.8% for intangibles and to 19.0% for investment in affiliates.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting for the Joint Venture Transaction involved a number of individual measurements based on significant inputs that are not observable in the market and, therefore, represent a Level 3 measurement.

•	Fair value of consideration:

•

Fair value of 50% equity interest. The fair values of our existing 50% interests in Gramercy and St. Ann were based on discounted cash flow projections. These projections require assumptions about future profitability and cash flows, which we believe reflected the best estimates of a hypothetical market participant at August 31, 2009. Key assumptions include: (a) cash flow periods of five years; (b) terminal values based upon long-term growth rates ranging from 1.0% to 2.0%; and (c) discount rates based on a risk-adjusted weighted average cost of capital ranging from 17.0% to 20.0%. Revenues included in the discounted cash flow projections were based on forecasted aluminum prices (on which alumina prices are based) per the LME and per aluminum analysts’ estimates, while forecasted volumes were based on our projected alumina needs and estimated third party customer demand. Expenses were based primarily on historical experience adjusted for inflation and production volume projections.

•	Noncontrolling interest. The value of GOJ’s noncontrolling interest in NJBP was calculated as 51% of the net fair value of NJBP’s assets and liabilities.

•	Fair values of assets acquired and liabilities assumed:

•	Cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued liabilities balances were recorded at their carrying values, which approximate fair value.

•

Inventories were valued at their net realizable value. Except for supplies inventory, the fair value of acquired inventory was a function of the inventories stage of production, with separate values established for finished goods, work-in-process, and raw materials. Key inputs included ultimate selling price, costs to complete in-process material, and disposal or selling costs, along with an estimate of the profit margin on the sales effort.

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

•

Intangible assets consist of contractual and non-contractual customer relationships. Valuations for these assets were based on discounted cash flow projections. These valuations require assumptions about future profitability and cash flows, which we believe reflected the best estimates of a hypothetical market participant at August 31, 2009. Key assumptions include: (a) cash flow periods over the estimated contract lives based on customer retention rates, and (b) discount rates based on a risk-adjusted weighted average cost of capital ranging 20.0% to 23.0%.

•	Asset retirement obligations and reclamation liabilities were valued at fair value using a discounted cash flow approach with credit-adjusted risk free rates ranging from 7.0% to 10.0%.

•

The fair values of the pension benefit obligations were actuarially determined using the Projected Unit Credit method with discount rates ranging from 5.3% to 5.7% for Gramercy and 16.0% for St. Ann. Pension plan assets were valued based on the fair market value of the underlying investments. Net pension asset and liabilities were calculated as the excess or deficiency of plan assets compared to benefit obligation.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. COMMITMENTS AND CONTINGENCIES

Labor commitments

We are a party to six collective bargaining agreements that expire at various times. Agreements with two unions at St. Ann expire in May and December 2010, respectively. We are currently in the process of formalizing a third union at St. Ann. Our agreement with the union at Gramercy expires in September 2010. All other collective bargaining agreements expire within the next five years. During 2009, we received a claim from the United and Allied Workers Union (“UAWU”) in Jamaica which alleges that we failed to properly negotiate with the union in advance of declaring approximately 150 UAWU members redundant. We are contesting the claim vigorously and believe that our position will prevail. As such, we have not recorded a liability related to this allegation.

Legal contingencies

We are a party to legal proceedings incidental to our business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect our financial position, results of operations, and cash flows.

Environmental matters

In addition to our asset retirement obligations discussed in Note 20, “Reclamation, Land and Asset Retirement Obligations,” we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of December 31, 2009, we recorded undiscounted liabilities of $1.3 million and $3.0 million in accrued liabilities and other long-term liabilities, respectively, for remediation of Gramercy’s known environmental conditions. Approximately two-thirds of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represent monitoring costs which will be incurred ratably over a thirty year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on cost. At the date of the joint venture transaction, $1.2 million was remaining in escrow from the previous owner to reimburse Gramercy for expenses to be incurred in the performance of the environmental remediation. This restricted cash has been completely utilized for remediation activities as of December 31, 2009. No other responsible parties are involved in any ongoing environmental remediation activities.

We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws or regulations. Such future requirements may result in liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.

Guarantees

In connection with the disposal of a former subsidiary, American Racing Equipment of Kentucky, Inc (“ARE”), we guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. As of December 31, 2008 and December 31, 2009 the remaining maximum future payments under these lease obligations totaled approximately $2.7 million and $1.4 million, respectively. We concluded that it is not probable that we will be required to make payments pursuant to these guarantees and have not recorded a liability for these guarantees. Further, in accordance with its contractual obligation to us, ARE’s purchaser has indemnified us for all losses associated with the guarantees.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. INVESTMENTS IN AFFILIATES

Through August 31, 2009, we held a 50% interest in Gramercy and in St. Ann. On August 31, 2009, we became sole owner of Gramercy and St. Ann. See Note 2, “Joint Venture Transaction,” for further information regarding the Joint Venture Transaction.

Summarized financial information for the joint ventures (as recorded in their respective consolidated financial statements, at full value, excluding the amortization of the excess carrying values of our investments over the underlying equity in net assets of the affiliates), is presented as of August 31, 2009, prior to the Joint Venture Transaction. The results of operations of Gramercy and St. Ann have been included in our consolidated financial statements since the Joint Venture Transaction date.

Summarized balance sheet information is as follows (in thousands):

Successor
December 31, 2008
$
Current assets	173,661
Non-current assets	110,933

Total assets	284,594

Current liabilities	89,736
Non-current liabilities	17,558

Total liabilities	107,294

Equity	177,300

Total liabilities and equity	284,594

Summarized statements of operations information is as follows (in thousands):

	Predecessor	Successor
	Period from January 1, 2007 to May 16, 2007	Period from May 17, 2007 to December 31, 2007	Year ended December 31, 2008	Period from January 1 through August 31, 2009
	$	$	$	$
Net sales(1)	181,854	296,458	539,375	208,135
Gross profit (loss)	16,435	27,157	25,258	5,482
Net income (loss)	13,960	24,109	30,380	9,923

(1)	Net sales include sales to related parties, which include alumina sales to us and our joint venture partner, and bauxite sales from St. Ann to Gramercy (in thousands):

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor	Successor
	Period from January 1, 2007 to May 16, 2007	Period from May 17, 2007 to December 31, 2007	Year ended December 31, 2008	Period from January 1 through August 31, 2009
	$	$	$	$
St. Ann to Gramercy	21,151	33,165	54,262	29,057
St. Ann to third parties	24,290	34,419	61,028	19,987
Gramercy to us and our joint venture partner	103,752	174,482	325,932	112,149
Gramercy to third parties	32,661	54,392	98,153	46,942

	181,854	296,458	539,375	208,135

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

Carrying value compared to underlying equity

The excess of the carrying values of our share of the investments over the amounts of underlying equity in net assets totaled $117.0 million at December 31, 2008. This excess was attributed to long-lived assets such as plant and equipment at Gramercy and mining rights at St. Ann. At August 31, 2009 the excess was eliminated through business combination accounting, as identifiable assets and liabilities were recorded at fair value.

Prior to the Joint Venture Transaction, the excess was amortized on a straight-line basis for each affiliate as part of recording our share of each joint venture’s earnings or losses. Amortization expense recorded in equity in net (income) loss of investments in affiliates is as follows (in thousands):

Year-to-date	$
Period from January 1, 2007 to May 17, 2007 (Predecessor)	2,445
Period from May 18, 2007 to December 31, 2007 (Successor)	4,680
Year ended December 31, 2008 (Successor)	7,488
Period from January 1, 2009 to August 31, 2009 (Successor)	4,279

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

25. BUSINESS SEGMENT INFORMATION

We manage and operate the business segments based on the markets we serve and the products and services provided to those markets. We evaluate performance and allocate resources based on profit from operations before income taxes. We have two operating segments, Upstream and Downstream. The upstream business produces value-added aluminum products in several forms: of billet, used mainly for building construction, architectural and transportation applications; rod, used mainly for electrical applications and steel deoxidation; value-added sow, used mainly for aerospace; and foundry, used mainly for transportation. In addition to these value-added products, we produce commodity grade sow, the majority of which is used in our rolling mills. Our downstream business has rolling mill facilities whose major foil products are: finstock, used mainly for the air conditioning, ventilation and heating industry, and container stock, used mainly for food packaging, pie pans and convenience food containers.

In connection with the Joint Venture Transaction, we re-evaluated our segment structure and determined it was appropriate to exclude corporate expenses from our upstream reportable segment. As such, corporate expenses are unallocated. The information for periods prior to January 1, 2009 presented in the tables below have been adjusted to reflect the new structure.

The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies.”

Major Customer Information

For the years ended December 31, 2007, 2008 and 2009, there were no major customers from who over 7% of consolidated revenue was derived. No single customer accounted for more than 9% of upstream net sales and 13% of downstream net sales for the last three years.

Geographic Region Information

Substantially all of our sales are within the United States. All long-lived assets are located in the United States except those assets of our St. Ann bauxite mine comprising $52.9 million, which are located in Jamaica.

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Business by Segment

The following is our operating segment information for the periods from January 1, 2007 to May 17, 2007 and from May 18, 2007 to December 31, 2007 and for the years ended December 31, 2008 and 2009 and asset balances as of December 31, 2008 and December 31, 2009 (in thousands):

	For the period from January 1, 2007 to May 17, 2007 (Predecessor)
	Upstream	Downstream	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	275,157	252,509	—	—	527,666
Intersegment	16,932	—	—	(16,932)	—

	292,089	252,509	—	(16,932)	527,666

Costs and expenses:
Cost of sales	203,510	237,927	—	(16,932)	424,505
Selling, general and administrative expenses	3,073	6,468	7,312	—	16,853
Other	—	(37)	—	—	(37)

	206,583	244,358	7,312	(16,932)	441,321

Operating income (loss)	85,506	8,151	(7,312)	—	86,345

Interest expense, net					6,235
(Gain) loss on hedging activities, net					56,467
Equity in net (income) loss of investments in affiliates					(4,269)

Income before income taxes					27,912

Depreciation and amortization	21,407	8,111	119	—	29,637
Capital expenditures	3,330	2,383	55	—	5,768

	For the period from May 18, 2007 to December 31, 2007 (Successor)
	Upstream	Downstream	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	423,742	443,648	—	—	867,390
Intersegment	21,468	—	—	(21,468)	—

	445,210	443,648	—	(21,468)	867,390

Costs and expenses:
Cost of sales	356,783	432,695	—	(21,468)	768,010
Selling, general and administrative expenses	12,558	6,558	20,043	—	39,159
Other	—	(454)	—	—	(454)

	369,341	438,799	20,043	(21,468)	806,715

Operating income (loss)	75,869	4,849	(20,043)	—	60,675

Interest expense, net					65,043
(Gain) loss on hedging activities, net					(12,497)
Equity in net (income) loss of investments in affiliates					(7,375)
(Gain) loss on debt repurchase					2,200

Income before income taxes					13,304

Depreciation and amortization	52,548	17,021	140	—	69,709
Capital expenditures	31,517	4,564	91	—	36,172

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2008 (Successor)
	Upstream	Downstream	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	660,754	605,673	—	—	1,266,427
Intersegment	97,831	—	—	(97,831)	—

	758,585	605,673		(97,831)	1,266,427

Costs and expenses:
Cost of sales	623,021	597,486	—	(97,831)	1,122,676
Selling, general and administrative expenses	26,183	16,680	30,968	—	73,831
Goodwill and other intangible asset impairment	—	25,500	—	—	25,500

	649,204	639,666	30,968	(97,831)	1,222,007

Operating income (loss)	109,381	(33,993)	(30,968)	—	44,420

Interest expense, net					87,952
(Gain) loss on hedging activities, net					69,938
Equity in net (income) loss of investments in affiliates					(7,702)
(Gain) loss on debt repurchase					1,202

Income (loss) before income taxes					(106,970)

Depreciation and amortization	72,009	26,099	192	—	98,300
Capital expenditures	42,340	8,787	526	—	51,653

	Year ended December 31, 2009 (Successor)
	Upstream	Downstream	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers(2)	361,516	408,395	—	—	769,911
Intersegment	49,948	—	—	(49,948)	—

	411,464	408,395	—	(49,948)	769,911

Costs and expenses:
Cost of sales	460,833	369,003	—	(49,948)	779,888
Selling, general and administrative expenses	28,616	14,104	32,831	—	75,551
Goodwill and other intangible asset impairment	—	108,006	—	—	108,006
Excess insurance proceeds	(43,467)	—	—	—	(43,467)

	445,982	491,113	32,831	(49,948)	919,978

Operating income (loss)	(34,518)	(82,718)	(32,831)	—	(150,067)

Interest expense, net					53,561
(Gain) loss on hedging activities, net					(111,773)
Equity in net (income) loss of investments in affiliates					79,654
(Gain) loss on debt repurchase					(211,188)
Gain on business combination					(120,276)

Income before income taxes					159,955

Depreciation and amortization	69,948	23,050	407	—	93,405
Capital expenditures	41,165	3,711	1,779	—	46,655

NORANDA ALUMINUM HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor
	December 31, 2008	December 31, 2009
	$	$
Segment assets:
Upstream(1)	808,898	955,382
Downstream	505,086	382,601
Corporate	624,766	373,645
Eliminations	(2,579)	(14,040)

Total assets	1,936,171	1,697,588

(1)	Total assets at our bauxite mine in Jamaica represent $114.8 million of the upstream business’ assets at December 31, 2009. All other assets are located within the United States.
(2)	Sales whose country of origin was outside of the United States represented less than 5% of the consolidated sales in 2009.

26. SUBSIDIARY ISSUER OF GUARANTEED NOTES

As discussed in Note 13, “Long-term debt,” the AcquisitionCo Notes are senior unsecured obligations of Noranda AcquisitionCo, and are fully and unconditionally guaranteed on a joint and several basis by the parent company, Noranda HoldCo, and by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. Prior to February 2009, there were no subsidiaries of Noranda AcquisitionCo that were not guarantors of the AcquisitionCo Notes.

In February 2009, we formed NHB, a 100%-owned subsidiary of Noranda AcquisitionCo for the purpose of acquiring outstanding HoldCo Notes, which are not guaranteed. NHB is not a guarantor of the senior secured credit facilities, and is therefore not a guarantor of the AcquisitionCo Notes. Through the Joint Venture Transaction, we acquired St. Ann, which is not a guarantor of the AcquisitionCo Notes, as St. Ann is a foreign subsidiary.

The following consolidating financial statements present separately the financial condition and results of operations and cash flows (condensed) for Noranda HoldCo (as parent guarantor), Noranda AcquisitionCo (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors (NHB and St. Ann) and eliminations. These consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”.

The accounting policies used in the preparation of these consolidating financial statements are consistent with those elsewhere in the consolidated financial statements. Intercompany transactions have been presented gross in the following consolidating financial statements; however these transactions eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

As of December 31, 2009 (Successor)

(in thousands)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Current assets:
Cash and cash equivalents	21,444	140,520	4,266	1,006	—	167,236
Accounts receivable, net	—	—	82,787	3,462	—	86,249
Interest due from affiliates	—	5,909	—	11,763	(17,672)	—
Inventories	—	—	155,665	26,691	—	182,356
Derivative assets, net	—	—	68,036	—	—	68,036
Taxes receivable	—	—	1,053	(323)	—	730
Prepaid expenses	169	—	24,414	11,834	1	36,418
Other current assets	—	2,000	1,991	9,811	6	13,808

Total current assets	21,613	148,429	338,212	64,244	(17,665)	554,833
Investments in affiliates	278,770	1,291,423	—	105,740	(1,675,933)	—
Advances due from affiliates	—	2,941	267,202	5,216	(275,359)	—
Property, plant and equipment, net	—	—	692,621	52,877	—	745,498
Goodwill	—	—	137,570	—	—	137,570
Other intangible assets, net	—	—	79,047	—	—	79,047
Long-term derivative assets, net	—	—	95,509	—	—	95,509
Other assets	550	17,309	57,783	9,489	—	85,131

Total assets	300,933	1,460,102	1,667,944	237,566	(1,968,957)	1,697,588

Current liabilities:
Accounts payable:
Trade	33	2,000	64,378	3,501	—	69,912
Affiliates	1,417	—	10,347	5,908	(17,672)	—
Accrued liabilities	—	—	45,713	16,248	—	61,961
Accrued interest:
Third parties	—	167	—	—	—	167
Affiliates	—	—	—	—	—	—
Deferred tax liabilities	(6,481)	(16,160)	45,377	4,596	(21)	27,311
Current portion of long-term debt	—	7,500	—	—	—	7,500

Total current liabilities	(5,031)	(6,493)	165,815	30,253	(17,693)	166,851
Long-term debt	221,418	880,569	—	—	(157,821)	944,166
Pension and OPEB liabilities	—	—	100,130	6,263	—	106,393
Other long-term liabilities	653	2,394	40,073	12,512	—	55,632
Advances due to affiliates	2,940	272,417	2	—	(275,359)	—
Deferred tax liabilities	863	32,445	255,074	3,966	38,034	330,382
Common stock subject to redemption	2,000	—	—	—	—	2,000
Shareholders’ equity:
Common stock	218	—	—	—	—	218
Capital in excess of par value	16,123	216,606	1,199,712	83,683	(1,500,001)	16,123
Accumulated deficit	(135,954)	(135,539)	(240,594)	44,918	392,264	(74,905)
Accumulated other comprehensive income	197,703	197,703	147,732	49,971	(448,381)	144,728

Total Noranda shareholders’ equity	78,090	278,770	1,106,850	178,572	(1,556,118)	86,164
Noncontrolling interest				6,000		6,000

Total shareholders’ equity	78,090	278,770	1,106,850	184,572	(1,556,118)	92,164

Total liabilities and shareholders’ equity	300,933	1,460,102	1,667,944	237,566	(1,968,957)	1,697,588

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Year ended December 31, 2009 (Successor)

(in thousands)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$		$	$
Sales	—	—	735,277	34,634	—	769,911
Operating costs and expenses:					—
Cost of sales	—	—	746,982	32,906	—	779,888
Selling, general and administrative expenses	3,153	2,503	67,008	2,887	—	75,551
Goodwill and other intangible asset impairment	—	—	108,006		—	108,006
Excess insurance proceeds	—	—	(43,467)		—	(43,467)

Operating income (loss)	(3,153)	(2,503)	(143,252)	(1,159)	—	(150,067)

Other (income) expenses
Interest expense (income), net	18,076	48,233	398	(13,146)	—	53,561
Gain (loss) on hedging activities, net	—	—	(111,773)	—	—	(111,773)
Equity in net (income) loss of investments in affiliates	—	—	79,654	—	—	79,654
(Gain) loss on debt repurchase	(116,111)	(95,077)		—	—	(211,188)
Gain on business combination	—	—	(83,316)	(36,960)	—	(120,276)

Total other (income) expenses	(98,035)	(46,844)	(115,037)	(50,106)	—	(310,022)

Income (loss) before income taxes	94,882	44,341	(28,215)	48,947	—	159,955
Income tax (benefit) expense	33,646	16,722	4,183	4,029	—	58,580
Equity in net income of subsidiaries	40,139	12,520	—	—	(52,659)	—

Net income (loss) for the period	101,375	40,139	(32,398)	44,918	(52,659)	101,375

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2009 (Successor)

(in thousands)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(4,764)	229,692	37,150	(40,936)	(694)	220,448

INVESTING ACTIVITIES
Capital expenditures	—	—	(45,057)	(1,598)		(46,655)
Purchase of debt	—	—		(40,343)	40,343
Proceeds from insurance related to capital expenditures	—	—	11,495	—	—	11,495
Proceeds from sale of property, plant and equipment	—	—	57	—	—	57
Cash acquired in business combination	—	11,136	—	—	—	11,136

Cash provided by (used in) investing activities	—	11,136	(33,505)	(41,941)	40,343	(23,967)

FINANCING ACTIVITIES
Proceeds from issuance of shares	291	—	—	—	—	291
Repurchase of shares	(90)	—	—	—	—	(90)
Issuance of shares	—	—	—	—	—	—
Repayment of long-term debt	—	(24,500)	—	—	—	(24,500)
Repurchase of debt	(2,673)	(144,840)	—	—	(39,649)	(187,162)
Borrowings on revolving credit facility	—	13,000	—	—	—	13,000
Repayments on revolving credit facility	—	(15,500)	—	—	—	(15,500)
Intercompany advances	3,049	(3,249)	—	200	—
Capital contribution (to subsidiary) from parent	—	(83,683)	—	83,683	—	—
Distribution (to parent from subsidiary)	1,530	(1,530)	—	—	—	—

Cash provided by (used in) financing activities	2,107	(260,302)	—	83,883	(39,649)	(213,961)

Change in cash and cash equivalents	(2,657)	(19,474)	3,645	1,006	—	(17,480)
Cash and cash equivalents, beginning of period	24,101	159,994	621	—	—	184,716

Cash and cash equivalents, end of period	21,444	140,520	4,266	1,006	—	167,236

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

See notes to financial statements.

GRAMERCY ALUMINA LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

(In thousands)

	2007	2008
REVENUE:
Affiliates	$278,234	$325,932
Others	94,091	98,153

Total revenue	372,325	424,085

COST OF SALES AND EXPENSES:
Cost of sales, excluding depreciation and amortization (includes affiliated purchases of $54,317 and $54,262 in 2007 and 2008, respectively)	339,495	388,019
Depreciation and amortization	2,830	5,060
Accretion expense	152	274
Selling, general, and administrative expenses	5,414	5,715

Total cost of sales and expenses	347,891	399,068

OPERATING INCOME	24,434	25,017
INTEREST INCOME	662	220
OTHER INCOME — Net	318	153

NET INCOME	$25,414	$25,390

See notes to financial statements.

GRAMERCY ALUMINA LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

(In thousands)

MEMBERS’ EQUITY — January 1, 2007	$63,831
Net income	25,414
Other comprehensive income (loss) — Pension and other postretirement benefit obligations (Note 6)	(36)

MEMBERS’ EQUITY — December 31, 2007	89,209
Net income	25,390
Other comprehensive income (loss) — Pension and other postretirement benefit obligations (Note 6)	(723)

MEMBERS’ EQUITY — December 31, 2008	$113,876

See notes to financial statements.

GRAMERCY ALUMINA LLC

STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

(In thousands)

	2007	2008
COMPREHENSIVE INCOME:
Net income	$25,414	$25,390
Other comprehensive income (loss):
Pension and other postretirement benefit obligations	(36)	(723)

TOTAL	$25,378	$24,667

See notes to financial statements.

GRAMERCY ALUMINA LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

(In thousands)

	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,414	$25,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,982	5,334
Interest income on restricted cash — net of $70 and $0 cash received in 2007 and 2008, respectively	(229)	(59)
Changes in operating assets and liabilities:
Trade receivables	(20,731)	(9,471)
Due to/from affiliates	8,023	1,978
Other receivables	(701)	210
Inventories	(5,868)	(1,076)
Prepaid expenses	332	(708)
Other assets	60	356
Trade accounts payable	2,116	(1,992)
Accrued employee costs	635	(382)
Other operating liabilities	75	2,062

Net cash provided by operating activities	12,108	21,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant, and equipment	(12,565)	(18,268)
Decrease in restricted cash	170

Net cash used in investing activities	(12,395)	(18,268)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(287)	3,374
CASH AND CASH EQUIVALENTS — Beginning of year	895	608

CASH AND CASH EQUIVALENTS — End of year	$608	$3,982

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES — Payables for capital expenditures	$1,121	$781

See notes to financial statements.

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

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

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. Any impairment of the asset is recognized when it is probable that such undiscounted cash flows will be less than the carrying value of the asset. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured based on fair value compared to carrying value, with fair value typically based on a cash flow model, comparable asset sales or solicited offers. No impairment of long-lived assets was recorded for the years ended December 31, 2007 and 2008.

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

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

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

The Company purchases the majority of its bauxite from St. Ann Bauxite Limited (SABL), an entity affiliated through common ownership and control (see Note 7). In certain instances, the Company advances funds to SABL prior to the shipment of bauxite. Purchases from SABL approximated $54.3 million and $54.3 million for the years ended December 31, 2007 and 2008, respectively.

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

The Company is reimbursed for certain management personnel, support personnel, and services (purchasing, IT services, and accounting) provided to SABL. Included in the statements of operations for 2007 and 2008 is approximately $546,000 and $712,000, respectively, of amounts charged to SABL for such personnel, support, and services.

The Company sells a substantial portion of its production to its members or entities affiliated with its members at sales prices which are substantially equivalent to its actual cost per metric ton. Revenues derived from sales to Century Aluminum Company and/or its affiliates and Noranda and/or its affiliates (Xstrata Plc prior to May 18, 2007) approximated $139.4 million and $138.9 million, respectively, in 2007 and $162.4 million and $163.5 million, respectively in 2008. (See Note 8)

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

Depreciation and amortization expense for the years ended December 31, 2007 and 2008 totaled $2.830 million and $5.060 million, respectively.

5. ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations relate primarily to costs associated with the future closure of certain red mud lakes at the Gramercy refinery.

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

A reconciliation of changes in the asset retirement obligations for each of the years ended December 31, 2007 and 2008, is presented below (in thousands):

	2007	2008
Balance — beginning of year	$1,833	$3,144
Revisions in previous estimates	1,159
Accretion expense	152	275

Balance — end of year	$3,144	$3,419

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

6. EMPLOYEE BENEFITS

The Company has a salaried employee savings plan and an hourly employee savings plan for eligible employees. The Company matches 50% of each salaried employee’s pre-tax contributed dollars up to 6% of the employee’s total pre-tax contribution to the plan. The Company matches 50% of a specified percentage (ranging from 2% for 2006 to 6% for 2010) of each hourly employee’s pre-tax contributed dollars. Certain hourly employees earn a fixed dollar amount contribution from the Company ranging from $800 to $2,400 based on the participant’s age and service. Plan expenses of approximately $398,000 and $399,000 were recorded during the years ended December 31, 2007 and 2008, respectively.

Effective January 1, 2005, the Company established a defined contribution pension plan for its eligible salaried employees. The Company contributes a percentage ranging from 1% to 10% of a participant’s earnings based on the participant’s age at the beginning of a plan year. Plan expenses of approximately $645,000 and $790,000 were recorded during the years ended December 31, 2007 and 2008, respectively.

The Company entered into an agreement with the United Steelworkers of America (USWA) to establish a defined benefit pension plan for its eligible hourly employees effective January 1, 2005 (the “Pension Plan”). The defined benefit is $52 per month for each year of benefit service prior to 2010, plus $53 per month for each year of benefit service earned on or after January 1, 2010, for each participant. Plan expense of approximately $1,045,000 and $1,033,000 were recorded by the Company in 2007 and 2008, respectively.

The Company’s medical reimbursement plan (the “Medical Plan”) provides certain medical benefits to employees and their spouses upon retirement. To be eligible, a former employee must have greater than 5 years of service and retire after age 55. Plan expenses of approximately $124,000 and $143,000 were recorded by the Company in 2007 and 2008, respectively.

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

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

The following table sets forth the changes in benefit obligations, changes in plan assets, and the estimated funded status for the Pension Plan and the Medical Plan and the amounts recognized by the Company as of December 31, 2007 and 2008 (in thousands):

	Pension Plan		Medical Plan
	2007	2008	2007	2008
Change in benefit obligation:
Projected benefit obligation — beginning of year	$2,292	$3,402	$238	$333
Service cost	945	952	103	114
Interest cost	188	262	19	27
Actuarial loss (gain)	11	(17)	(27)	(25)
Benefits paid	(33)	(85)

Projected benefit obligation — end of year	$3,403	$4,514	$333	$449

Change in plan assets:
Fair value of plan assets — beginning of year	$851	$2,221	$—	$—
Actual return on plan assets	35	(585)
Employer contributions	1,368	659
Benefits paid	(33)	(85)

Fair value of plan assets — end of year	$2,221	$2,210	$—	$—

Funded status of plan — end of year	$(1,182)	$(2,304)	$(333)	$(449)

Net amount recognized	$(1,182)	$(2,304)	$(333)	$(449)

Amounts recognized in the balance sheets:
Accrued employee costs	$—	$—	$(28)	$(47)
Pension and other postretirement benefit obligations	(1,182)	(2,304)	(305)	(402)

Net amounts recognized	$(1,182)	$(2,304)	$(333)	$(449)

Amounts recognized in accumulated other comprehensive income (loss):
Net (gain) loss	$79	$847	$(41)	$(66)
Prior service cost	175	156	20	18

Total	$254	$1,003	$(21)	$(48)

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

Net periodic benefit cost for the Pension Plan and the Medical Plan for the years ended December 31, 2007 and 2008, includes the following components (in thousands):

	Pension Plan		Medical Plan
	2007	2008	2007	2008
Service cost	$945	$952	$103	$114
Interest cost	188	262	19	27
Expected return on assets	(107)	(200)
Prior service cost amortization	19	19	2	2

Net periodic benefit cost	$1,045	$1,033	$124	$143

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows (in thousands):

	Pension Plan		Medical Plan
	2007	2008	2007	2008
Current year actuarial (gain) loss	$84	$769	$(27)	$(25)
Recognition of prior service (credit) cost	(19)	(19)	(2)	(2)

Total	$65	$750	$(29)	$(27)

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

Projected benefit obligations and net periodic benefit costs are based on actuarial estimates and assumptions. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation for the Pension Plan was 6.30% and 6.15% at December 31, 2007 and 2008, respectively, while the discount rate used in determining the benefit obligation for the Medical Plan was 5.95% and 6.00% at December 31, 2007 and 2008, respectively. Discount rates of 5.90% and 6.30%, respectively, were used to determine pension expense and discount rates of 5.80% and 5.95%, respectively, were used to determine the medical reimbursement plan expense for the years ended December 31, 2007 and 2008.

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

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

The following annual benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Years Ending December 31	Pension Plan	Medical Plan
2009	$71	$47
2010	124	45
2011	178	33
2012	234	107
2013	287	50
2014 – 2018	2,472	594

In addition, the Company has agreed with the USWA to contribute to a Voluntary Employee Benefits Association (VEBA) plan to provide health care retiree benefits for eligible hourly employees. The Company made contributions of $200,000 to the VEBA in 2007 and 2008. Annual contributions of $200,000 are scheduled in 2009, and $500,000 contributions are scheduled from 2010 to 2012. Additional variable contributions may be negotiated with the USWA when the current labor agreement expires in September 2010.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases certain equipment under operating leases. Minimum future rental payments under noncancelable operating leases at December 31, 2008, are as follows (in thousands):

Years Ending December 31
2009	$1,206
2010	906
2011	248
2012	230

Total	$2,590

Rental expense for all operating leases approximated $1,429,000 and $1,224,000 for the years ended December 31, 2007 and 2008, respectively.

Purchase Commitments — The Company has a contract with SABL to purchase approximately 2.4 million metric tonnes of Jamaican bauxite per year at a mutually agreed upon purchase price per dry metric ton. The quantity amount is mutually agreed upon periodically and may vary slightly with respect to shipping schedules. This is a key raw material used in the chemical process to produce alumina. The contract terminates on December 31, 2010, unless the parties mutually agree to terminate the contract earlier.

Labor Commitments — The Company is a party to a collective bargaining and benefits agreement with the USWA, which agreement expires on September 30, 2010. USWA employees represent the majority of the Company’s workforce.

Environmental Matters — Prior to purchasing the Gramercy facility, the members commissioned a pre-purchase due diligence investigation of the environmental conditions present at the facility. The results of this investigation were submitted to state regulatory officials by the Company. In addition, as part of this submittal, the Company agreed to undertake certain specified remedial activities at the facility. Based on the submission, and conditioned on completion of the specified remedial activities, state environmental officials have

GRAMERCY ALUMINA LLC

NOTES TO FINANCIAL STATEMENTS—(Continued)

AS OF DECEMBER 31, 2007 AND 2008 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

confirmed that the Company met the conditions for bona fide prospective purchase protections (BFPP) against liability for preexisting environmental conditions at the facility. Based on information obtained during the due diligence, the Company recorded a liability for the estimated cost for the BFPP remediation work and continues to monitor and update such estimates as necessary. A reconciliation of changes in the asset retirement obligations for each of the years ended December 31, 2007 and 2008, is presented below (in thousands):

	2007	2008
Balance — beginning of year	$4,769	$4,558
Remediation performed	(211)	(378)

Balance — end of year	$4,558	$4,180

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

******

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. Also, we may have investments in certain unconsolidated entities. Since we do not control or manage those entities, our controls and procedures with respect to those entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting are included as an exhibit to this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our senior management team and our directors as of the date of this report are as follows:

Name	Age	Position
Executive Officers and Senior Management
Layle K. Smith	55	President and Chief Executive Officer
Kyle D. Lorentzen	44	Chief Operating Officer
Robert B. Mahoney	56	Chief Financial Officer
Alan K. Brown	62	Vice President of Human Resources
Gail E. Lehman	50	Vice President, General Counsel and Corporate Secretary
Scott Croft	46	President of Norandal USA, Inc.
Keith Gregston	60	Executive Director — Primary Metal
John Habisreitinger	45	Vice President of Procurement and Logistics
Thomas N. Harris	33	Vice President of Strategic Development
Ethan Lane	43	Vice President of Information Technology
Charles P. Skoda	41	Vice President of Operations Support
Directors
Layle K. Smith	54	Director
William H. Brooks	66	Director and Chairman of the Board of Directors
Eric L. Press	44	Director
Gareth Turner	45	Director
M. Ali Rashid	33	Director
Matthew H. Nord	30	Director
Matthew R. Michelini	28	Director
Scott Kleinman	37	Director
Alan H. Schumacher	63	Director
Thomas R. Miklich	62	Director
Robert Kasdin	51	Director

Layle K. Smith, 55, became President and Chief Executive Officer and a director of Noranda HoldCo on March 3, 2008. From April 2007 to December 2007, Mr. Smith held the position of Executive Director with the Berry Plastics Corporation. From June 2006 to March 2007, he was CEO and a member of the Board of Directors of Covalence Specialty Materials Corporation until it merged under common Apollo control with Berry Plastics Corporation. In his role as CEO of Covalence, Mr. Smith was responsible for the executive leadership of the Company, including accountability for achieving overall financial results. After the merger, Covalence was operated as a division of Berry Plastics and Mr. Smith continued his responsibility for financial results as Executive Director of Berry Plastics. From September 2004 to May 2005, Mr. Smith was President and Chief Operating Officer of Resolution Performance Products LLC, an Apollo portfolio company that merged under common Apollo control with Hexion Specialty Chemicals Inc. Mr. Smith served as a Divisional President at Hexion until his departure in June 2006. In his roles with Resolution Performance Products LLC and Hexion, Mr. Smith was responsible for the executive management and operations of the company, including responsibility for achieving overall financial results. Previously, Mr. Smith held roles at Ballard Power Systems and The Dow Chemical Company. Mr. Smith graduated in 1981 from Harvard University with an MBA and in 1977 with a BA in Chemistry.

With his knowledge of the complex issues facing companies operating in specialized markets, Mr. Smith provides leadership to Noranda HoldCo and its subsidiaries with an understanding that is key to effective and efficient operations. His skills, combined with his drive for innovation and excellence, position him well to serve as director, President and Chief Executive Officer. Mr. Smith’s ascension in business provides further proof of his ability to take on significant management, strategic and operational responsibilities of the Company and its subsidiaries.

Kyle D. Lorentzen, 44, became Chief Operating Officer of Noranda HoldCo in May 2008. With the retirement of Noranda HoldCo’s Chief Financial Officer, Mr. Lorentzen served in that capacity from October 2008 to May 2009 at which time he returned to his position as Chief Operating Officer. Mr. Lorentzen was the Vice President of Corporate Development with Berry Plastics Corporation from April 2007 to May 2008. From February 2007 to April 2007, he was the Vice President of Strategic Development for Covalence Specialty Materials, until it merged under common Apollo control with Berry Plastics Corporation. During his time at Berry Plastics, Mr. Lorentzen worked closely with the executive management teams on a variety of strategic issues including mergers, acquisitions, divestitures, and major operational restructurings. From May 2005 to February 2007, Mr. Lorentzen was the Vice President of Finance for Hexion’s Epoxy and Phenolics Division. From May 1999 to May 2005, Mr. Lorentzen served as the Director of Finance at Borden Chemical, an Apollo portfolio company that merged under common Apollo control to form Hexion in May 2005. In these roles for Hexion and Borden, Mr. Lorentzen was responsible for supporting divisional management teams, including performing financial analysis, strategy assessment, and closing the financial records for numerous legal entities. Mr. Lorentzen holds a BA in Economics from Wake Forest University and an MBA from University of Massachusetts.

Robert B. Mahoney, 56, was appointed Chief Financial Officer of Noranda HoldCo in May 2009. He was most recently Chief Executive Officer of Hi-P International Limited in Shanghai China, a publicly traded (SGX) supplier of plastic injection components and stamped parts from 2007 to 2009. From 1995 to 2007 Mr. Mahoney was employed by Molex Inc. in a number of operating and financial positions. He was Chief Financial Officer of Molex from 1996 through 2003 and Executive Vice President and President of Molex Asia from 2003 through 2007. Mr. Mahoney received a BA in Economics and History from the University of Virginia and an MBA from the Graduate School of Business Administration at the University of Michigan.

Alan K. Brown, 62, has been Vice President of Human Resources of Noranda Aluminum, Inc. since 1992. He was Secretary of Noranda HoldCo from May 18, 2007 until August 23, 2009, and was General Counsel of Noranda HoldCo from June 4, 2007 until August 23, 2009. His previous assignments were Vice President Human Resources, Beazer East, Director Compensation and Benefits, Koppers Co., and Staff Vice President Allegeny International, all of Pennsylvania. Mr. Brown holds a BA from the College of William and Mary and a JD from Case Western Reserve University, and is a member of the Ohio bar.

Gail E. Lehman, 50, was appointed Vice President, General Counsel and Corporate Secretary of Noranda HoldCo on January 18, 2010. She was most recently Vice President, General Counsel and Corporate Secretary of Hawker Beechcraft Corporation, a manufacturer of general aviation aircraft in Wichita, Kansas. From April 2006 until May 2007, Ms. Lehman served as Vice President, General Counsel and Corporate Secretary of Covalence Specialty Materials Corporation. Prior to that time, from November 2001 through April 2006, Ms. Lehman was the Assistant General Counsel, Treasury and Finance, and Assistant Secretary for Honeywell International Inc. From 1993 through November 2001, Ms. Lehman held various positions of increasing responsibility in the Law Department of Honeywell International Inc. and its predecessor, AlliedSignal Inc. Before joining AlliedSignal, Ms. Lehman was an associate with the law firm of Lowenstein, Sandler in Roseland, New Jersey. Ms. Lehman holds a BA and M.Ed. from Rutgers University and a JD from Rutgers Law School in Newark, New Jersey.

Scott Croft, 46, was appointed President of the Rolling Mills division in 2006 and has been the President and a director of Norandal USA, Inc., our wholly owned subsidiary, since 2006. His previous assignments included Site Manager at Huntingdon from 2002 to 2006, Director of Foil Operations from 2001 to 2002, Plant Manager at Salisbury from 1995 to 2000 and Production Manager at Huntingdon from 1993 to 1995. Mr. Croft holds a BS in Metallurgical Engineering from the University of Pittsburgh and an MBA from Syracuse University.

Keith Gregston, 60, was appointed Executive Director of the New Madrid Plant in 2010. His previous assignment was President and General Manager of the New Madrid Plant where he served from 2004 to 2010. Other assignments include Director of Operations at New Madrid from 2002 to 2004, Reduction Plant Manager, Value-Added Products Manager and Senior Engineer. Mr. Gregston has 38 years of experience in the aluminum industry. Mr. Gregston holds a BS in Metallurgical Engineering from the University of Kentucky and completed the Manufacturing Executive Program at the University of Michigan Business School.

John Habisreitinger, 45, was appointed Vice President of Procurement & Logistics of Noranda HoldCo in October 2008. His previous positions included Site Manager at Huntingdon from 2006 to 2008, Vice President Commercial for Gramercy Alumina LLC and St. Ann Bauxite Limited from 2004 to 2006 and Vice President Commercial Sales for Kaiser Aluminum from 2003 to 2004. Mr. Habisreitinger has 21 years of experience in the aluminum industry and holds a BA in Marketing Management from Southeastern Louisiana University and an MBA from the University of New Orleans.

Thomas N. Harris, 33, was appointed Vice President of Strategic Development of Noranda HoldCo in October 2009 after having served as Director of Corporate Development since joining Noranda in June 2009. From 2006 to 2009, Mr. Harris held various positions in the Investment Banking division of Merrill Lynch & Co, most recently as Vice President of Global Leveraged Finance, and from 1998 to 2006 Mr. Harris was a member of the US High Yield and Diversified Industries Groups of TD Securities, the investment banking arm of TD Bank Financial Group. Mr. Harris holds a BS in Finance and Economics from the NYU Stern School of Business and graduated Beta Gamma Sigma with an MBA from Columbia Business School.

Ethan Lane, 43 was appointed Vice President of Information Technology of Noranda HoldCo in October 2009 and prior to that time was Director of Information Technologies since joining Noranda in April 2008. Prior to joining Noranda, Mr. Lane held various positions with Pfizer Inc., most recently as Director of Information Technology from 1998 to 2008. Mr. Lane holds a BS from Purdue University and an MS degree from Purdue’s Krannert School of Management.

Charles Skoda, 41, was appointed Vice President of Operations Support of Noranda HoldCo in February 2009. Prior to joining Noranda, Mr. Skoda was the Senior Manager of Sales, Marketing and Development with Capital One Auto Finance from 2005 to 2008. From 2002 to 2005, he was the Director of Leadership of Afterburner Inc., an Inc 500 seminar and consulting company. Prior to that, he served an 11 year decorated career as a Strike/ Fighter pilot with the U.S. Navy including tours in combat, as an F/A-18 instructor pilot, and an F/A-18 dynamic demonstration pilot. Mr. Skoda holds a BS in Aerospace Engineering from the University of Southern California.

William H. Brooks, 66, has been a director of Noranda HoldCo since July 2, 2007 and became Chairman of the Board of Noranda HoldCo on March 3, 2008. Mr. Brooks was the President and CEO of Noranda HoldCo from May 18, 2007 to March 3, 2008 on which date he retired from employment. His previous assignments included President of the Aluminum Business, President of the Rolling Mills Division, President of Primary Products Division and Plant Manager at Huntingdon. Mr. Brooks has 30 years of experience in the aluminum industry, having been with Noranda Aluminum for 22 of those years. Mr. Brooks holds a BS in Business from Cleveland State University and an MBA from the University of Tennessee and is a Certified Public Accountant.

As the former CEO of Noranda HoldCo and having held other progressively senior management roles within the Company, Mr. Brooks has extensive knowledge of all facets of the Company’s day-to-day upstream and downstream operations. In addition, he has over 30 years of experience in the aluminum industry, giving him a wealth of knowledge to offer the Company in evaluating its priorities and challenges.

Eric L. Press, 44, became a director of Noranda HoldCo on March 27, 2007. Mr. Press is a partner of Apollo. Prior to joining Apollo in 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group, a management consulting firm focused on corporate strategy. Mr. Press has been engaged in all aspects of Apollo’s lodging, leisure and entertainment investment activities, as well as Apollo’s investments in basic industries and financial services. Mr. Press serves on the boards of directors of Apollo Commercial Real Estate Finance, Inc., Athene Re, Prestige Cruise Holdings, Affinion Group, Metals USA Holdings Corp., Harrah’s Entertainment, Inc., Innkeepers USA Trust and Verso Paper Corp. He also serves on the Board of Trustees of the Rodeph Sholom School in New York City. Mr. Press graduated magna cum laude from Harvard College with an AB in Economics, and from Yale Law School, where he was a Senior Editor of the Yale Law Review.

Mr. Press is one of the leaders of Apollo’s private equity investments in Metals and Mining. He led the Apollo diligence team for the Noranda acquisition and has worked closely with the Company’s management team since the acquisition date. Mr. Press has considerable experience making and managing private equity investments on behalf of Apollo. Between his work at Apollo and his prior experience as an attorney and a management consultant, Mr. Press has approximately 20 years of experience in the process of financing, analyzing, investing in/or advising public and private companies and their boards of directors.

Gareth Turner, 45, became a director of Noranda HoldCo on May 18, 2007. Mr. Turner joined Apollo in 2005 and is based in London. From 1997 to 2005, Mr. Turner was employed by Goldman Sachs as a Managing Director in its investment banking group and based in London from 2003 to 2005, Mr. Turner was head of the Global Metals and Mining Group and managed the firm’s investment banking relationships with the major companies in the sector. He has a broad range of experience in both capital markets and M&A transactions. Prior to joining Goldman Sachs, Mr. Turner was employed at Lehman Brothers from 1992 to 1997, and prior to this, he worked for Salomon Brothers from 1991 to 1992 and RBC Dominion Securities from 1986 to 1989. Mr. Turner serves on the board of directors of CEVA Group plc and The Monier Group. Mr. Turner graduated from the University of Western Ontario with an MBA with Distinction in 1991 and from the University of Toronto with his BA in 1986.

Mr. Turner has considerable experience completing and managing private equity investments on behalf of Apollo and is a senior partner based in London, which is an important financial center for the metals industry. He has been actively involved in the aluminum sector as an advisor to many of the major aluminum and mining companies during his career and assists Noranda HoldCo in the evaluation of various strategic options for the company. With over 20 years experience, financing, analyzing and investing in public and private companies, many of which were in the metals and mining sector, Mr. Turner also provides valuable insight to the Company’s Board of Directors on various capital markets issues. Mr. Turner worked with the Apollo diligence team for the Noranda acquisition and has worked closely with the management of the Company since the acquisition date.

M. Ali Rashid, 33, became a director of Noranda HoldCo on May 18, 2007. Mr. Rashid is a partner of Apollo. He has been employed with Apollo since 2000. Prior to that time, Mr. Rashid was employed by the Goldman Sachs Group in the Financial Institutions Group of its Investment Banking Division. Mr. Rashid serves on the board of directors of Metals USA Holdings Corp., Quality Distribution and Realogy Corporation. Mr. Rashid received an MBA from the Stanford Graduate School of Business and graduated Magna Cum Laude and Beta Gamma Sigma from Georgetown University with a BS in Business Administration.

In addition to an extensive educational background, Mr. Rashid has over eight years experience, financing, analyzing and investing in public and private companies. With this background, working on numerous transactions across various segments of the metals industry over the years for Apollo, he has developed significant skills making and managing private equity investments in this industry. He worked with the Apollo diligence team for the Noranda acquisition and has worked closely with the management of the Company since the acquisition date.

Matthew H. Nord, 30, became a director of Noranda HoldCo on March 27, 2007. Mr. Nord is a principal of Apollo and has been associated with Apollo since 2003. From 2001 to 2003, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on the board of directors of Affinion Group Inc., Hughes Telematics and SOURCECORP, Inc. Mr. Nord graduated summa cum laude with a BS in Economics from the Wharton School of the University of Pennsylvania.

Mr. Nord has significant experience making and managing private equity investments on behalf of Apollo and has over nine years experience, financing, analyzing and investing in public and private companies. Mr. Nord has worked on numerous transactions in the metals industry at Apollo, particularly in the aluminum sector. He led the Apollo diligence team for the Noranda acquisition and has worked closely with the management of the Company since the acquisition date.

Matthew R. Michelini, 28, became a director of Noranda HoldCo on March 27, 2007. Mr. Michelini joined Apollo in 2006. Prior to joining Apollo, Mr. Michelini was a member of the mergers and acquisitions group of Lazard Frères & Co. from 2004 to 2006. Mr. Michelini also serves on the board of directors of Metals USA Holdings Corp. Mr. Michelini graduated from Princeton University with a BS in Mathematics and a Certificate in Finance.

Mr. Michelini has significant experience making and managing private equity investments on behalf of Apollo and has over five years of experience financing, analyzing and investing in public and private companies. He has worked with an Apollo diligence team on several potential transactions in the metals and mining sector, including Noranda. In addition, he is also on the Apollo team responsible for monitoring other Apollo sponsored metals and mining companies, and in this role he works very closely with management.

Scott Kleinman, 37, became a director of Noranda HoldCo on December 7, 2007. Mr. Kleinman is a partner at Apollo, where he has worked since February 1996. Prior to that time, Mr. Kleinman was employed by Smith Barney Inc. in its Investment Banking division. Mr. Kleinman is also a director of Hexion Specialty Chemicals, Momentive Performance Materials, Realogy Corporation and Verso Paper Corp. Mr. Kleinman received a BA and a BS from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa.

Mr. Kleinman brings to Noranda his experience in making and managing private equity investments on behalf of Apollo. He has led various diligence teams and overseen several investments in Apollo’s portfolio of industrial and commodity companies, and in this capacity Mr. Kleinman has spent significant time as a board member advising management teams. He also has over sixteen years of experience financing, analyzing and investing in public and private companies.

Alan H. Schumacher, 63, became a director of Noranda HoldCo on January 18, 2008. From 1977 to 2000, Mr. Schumacher served in various financial positions at American National Can and American National Can Group, most recently serving as Executive Vice President and Chief Financial Officer. Mr. Schumacher is currently a member of the Federal Accounting Standards Advisory Board. He is a director of BlueLinx Holdings, Quality Distribution, Inc., EAF, LLC, School Bus Holdings, Inc. and North American Bus Industries.

Mr. Schumacher is an experienced financial leader with the skills necessary to lead Noranda HoldCo’s Audit Committee. His past service as the Chief Financial Officer of American National Can and American National Can Group, in addition to various other financial positions, as well as being a member of the Federal Accounting Standards Advisory Board, makes him a valuable asset to both the Company’s Board of Directors and as the Chairman of the Audit Committee. Mr. Schumacher’s experiences with financial and accounting matters also make him a skilled advisor to the Company.

Thomas R. Miklich, 62, became a director of Noranda HoldCo on January 18, 2008. Mr. Miklich was a director of OM Group, Inc., a specialty chemical company, from 1994 to 2002 and was Chief Financial Officer from 2002 to 2004. Prior to that he was a director of Titan Technology Inc., a private IT consulting and outsourcing company, from 2000 to 2007 and was Chief Financial Officer from 2005 to 2007.

In addition to his financial experience, Mr. Miklich also served in the capacity of General Counsel for The Sherwin-Williams Company and Invacare Corporation. He brings this additional experience to Noranda HoldCo as a member of the Board of Directors and the Audit Committee. His diverse background gives him insight into a number of issues facing the Company that other directors might not possess.

Robert Kasdin, 51, became a director of Noranda HoldCo on February 21, 2008. Mr. Kasdin was appointed Senior Executive Vice President of Columbia University in March 2002 and assumed his responsibilities as of September 1, 2002. Prior to joining Columbia University, he served as the Executive Vice President and Chief Financial Officer of the University of Michigan. Before his service at the University of Michigan, he was the Treasurer and Chief Investment Officer for The Metropolitan Museum of Art in New York City, and the Vice President and General Counsel for Princeton University Investment Company. He started his career as a corporate attorney at Davis Polk & Wardwell. He is a trustee of the National September 11 Memorial & Museum. Mr. Kasdin earned his AB from Princeton and his JD from Harvard Law School.

In his current role at Columbia University as well as in prior professional positions, Mr. Kasdin has been responsible for leading large-scale, complex organizations. With this knowledge of large organizations and the complex issues facing them, he provides valuable wisdom to management of Noranda HoldCo and the other members of the Board of Directors.

There are no family relationships between any of the executive officers or directors of Noranda HoldCo.

Committees of our Board of Directors

Our Board of Directors currently has an audit committee, Compensation Committee, executive committee and environmental, health and safety committee.

Audit Committee

Our audit committee consists of Matthew Nord, Matthew Michelini, Alan Schumacher and Thomas Miklich. Our Board of Directors has determined that Messrs. Schumacher and Miklich are “audit committee financial experts” as defined by the SEC and also meet the additional criteria for independence of audit committee members set forth in Rule of 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The principal duties and responsibilities of our audit committee are to oversee and monitor the following:

•	our financial reporting process and internal control system;

•	the integrity of our consolidated financial statements;

•	the independence, qualifications and performance of our independent registered public accounting firm;

•	the performance of our internal audit function; and

•	our compliance with legal, ethical and regulatory matters.

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

Role of the Compensation Committee

The Board of Directors of Noranda HoldCo has established a compensation committee to assist the Board in more fully developing and implementing the compensation program for our Chief Executive Officer and other executives and to ensure that the total compensation and benefits paid to or provided to executives is reasonable, fair, and competitive (hereafter, said Board of Directors and the compensation committee (together with our Board of Directors where appropriate) are referred to as the “Compensation Committee”). The current members of the Compensation Committee are Mr. Press, as Chairman, and Mr. Nord.

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

Setting Executive Compensation. Based on the above objectives and philosophies, the Compensation Committee has established both an annual cash bonus plan and a long-term equity compensation plan to motivate the executives to achieve, and hopefully exceed, the business goals established by the Company and to fairly reward such executives for achieving such goals. The Compensation Committee has not retained a compensation consultant to review our policies and procedures with respect to executive compensation. The Compensation Committee periodically conducts a review of the aggregate level and mix of our executive compensation against other companies in our industry (both publicly and privately held), as well as in other industrial companies. The Compensation Committee intends that the aggregate level of executive compensation opportunities for our executive officers should be consistent with the range of compensation paid by other similarly situated companies given the achievement of similar financial and operating performance. The Compensation Committee periodically reviews which peer companies should be used for these benchmarking purposes. Such peer companies may include some or all of the following companies: Alcoa Inc., Aleris International Inc., Allegheny Technologies Incorporated, Aluminum Corporation of China Limited, Carpenter Technologies Limited, Century, Cleveland-Cliffs Inc., Kaiser Aluminum Corporation, Nucor Corporation, OM Group, Inc., Quanex Building Products Corporation, and Titanium Metals Corporation.

The Compensation Committee generally endeavors to set compensation levels in proximity to the midpoint of peer company levels. However, while the compensation practices of these companies are taken into account when the Compensation Committee deliberates on compensation decisions, it does not mechanically benchmark our pay relative to specific comparative levels among these peer companies, as there are significant size and scope variations between the Company and these organizations. Instead, the Compensation Committee relies, primarily for benchmarking purposes, on data from multiple survey data sources, which include pay data from both public and private companies. Data collected from these surveys do not relate to specifically-named peer organizations, but rather reflect data for companies falling within objectively defined parameters, most significantly including corporate revenue levels. These surveys include hundreds of companies. The Compensation Committee generally endeavors to set compensation levels in proximity to the midpoint of the survey data when adjusted for corporate revenue levels.

Based on available survey data, the Compensation Committee believes that the base salary and annual bonus opportunity made available to each of our named executive officers fall within the midpoint of the survey data. The Compensation Committee has found it difficult to compare our equity incentive program to those of other companies, as we rely principally on one-time grants which are often combined with share purchases, a structure which differs considerably from the annual grant framework prevalent at publicly traded companies. For private companies, information is not always readily accessible. Nonetheless, we rely on available survey data and on the experience of our controlling shareholder, Apollo, to obtain the best available picture of equity compensation at other privately held companies, and we believe that our equity program provides significant retentive and incentive value.

More broadly than our executive officer program, we had, for a number of years, used the Hay Associates job evaluation system to assist in determining salary grades for all salaried employees including executive officers. The Company has not in recent years retained Hay Associates as a consultant, although it has purchased access to certain Hay Associates databases. The Hay Associates system measures factors such as accountability, decision making authority, problem solving requirements and other measures of job content to evaluate the relative ranking of jobs within the Company. That data is then matched with salary data for similar jobs in the broader marketplace to arrive at market competitive salary levels for Company jobs. Company jobs with similar job content and market place values are then grouped into salary grades. Salary grades at the Company are used to determine both base salary levels and target bonus amounts for Company employees. Base salaries are reviewed on an annual basis, and will be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience, as well as the terms of any agreements we have in place with the executive officer. Other factors that may influence pay levels include individual performance, corporate performance, unusual accomplishments by the organization or the individual, and special needs for retention of key staff at critical points in the Company’s evolution.

Elements Used to Achieve Compensation Objectives

The Company’s compensation programs are designed to emphasize and reward the key areas for our business: strong governance, safety, cash flow management and earnings growth. The Company’s compensation programs include five basic elements: (1) annual cash compensation; (2) management equity investment; (3) equity compensation awards pursuant to the Noranda 2007 Long-Term Incentive Plan; (4) post-employment compensation; and (5) other personal benefits. The Company’s arrangements for its executive officers use a mix of base salary and incentive bonus, an opportunity to purchase equity in the Company and stock option grants in amounts relative to the amount of equity purchased, in addition to other personal benefits (as described below).

Base Salaries. Our executive officers’ base salaries depend on their position within the Company and its subsidiaries, the scope of their responsibilities, the period during which they have been performing those responsibilities and their overall performance. Base salaries are reviewed on an annual basis, and are adjusted from time to time to realign salaries with market levels after taking into account the factors described above. Other than as noted below with respect to salary increases that offset the elimination of our perquisite allowance program and with respect to Mr. Lorentzen, there were no adjustments to the base salaries of our named executive officers during 2009.

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

In addition, effective April 1, 2009, the Compensation Committee increased the base salary of Mr. Lorentzen by $115,000 in recognition of his increased role and responsibilities. This increase initially reflected his assumption of both the chief financial officer and chief operating officer role. While Mr. Lorentzen no longer serves as chief financial officer, the Compensation Committee left in place the increase, as market survey data indicated that his base salary as increased reflected the midpoint of the salary range for a chief operating officer in companies with comparable revenue levels to those of the Company.

2009 Annual Incentive Plan. The Compensation Committee of the Board of Directors approved the framework for a 2009 Annual Incentive Plan for Salaried Employees at its March 16, 2009 meeting, which plan was finalized effective as of April 1, 2009. The plan establishes the metrics and bonus targets for the Company’s executive officers for 2009. For 2009 the bonus targets for Messrs. Smith, Lorentzen and Mahoney were 100%, 65% and 60% of base salary, respectively, and the bonus targets for Messrs. Gregston, Croft, and Brown were 50% of base salary. The Compensation Committee has reviewed the level of achievement of the 2009 performance goals of the Company and found that with the exception of safety performance, the Company and each of its major business units substantially exceeded each of their 2009 incentive plan performance targets. Accordingly, the Compensation Committee has approved the payment of incentive awards of $1,337,775 for Mr. Smith, $459,414 for Mr. Lorentzen, $252,839 for Mr. Mahoney, $227,220 for Mr. Gregston, $218,267 for Mr. Brown, and $207,237 for Mr. Croft, in each case, in respect of the 2009 Annual Incentive Plan. For Messrs. Smith, Lorentzen, Mahoney and Brown, 90% of their 2009 incentive award, if any, is based on the arithmetic average of the results of the downstream segment and New Madrid smelter and 10% is based on the cash funding cost of alumina production at Gramercy. Messrs. Gregston’s and Croft’s financial metrics are split equally between the Company’s overall financial achievement (with this portion determined on a 90/10% weighting as described above with respect to Messrs. Smith, Lorentzen, Mahoney and Brown) and that of the subsidiary which the applicable executive leads. For New Madrid, the applicable financial metrics were metal production (10% weighting), cash cost (50% weighting), safety performance (10% weighting) and divisional adjusted EBITDA (10% weighting). For the downstream segment, the applicable financial metrics were downstream adjusted EBITDA (20% weighting), downstream free cash flow (50% weighting) and safety performance (10% weighting). Each of New Madrid’s and downstream’s objectives also included Company-wide adjusted EBITDA goals (10% weighting) and Company-wide cash flow (10% weighting).

Targets were set for each metric based on a budgeted amount at the beginning of the performance cycle. The performance targets and actual performance achieved for these goals will not be disclosed because they represent confidential business or financial information that is not otherwise disclosed to the public. Disclosing this information would cause significant competitive harm to the Company. The metrics would provide competitors with insight into the strategic direction that management is expected to take with respect to the Company and would provide competitors with information concerning our view of market dynamics, as well as cost, margin and pricing data. The targets were set at appropriate levels at the beginning of the performance cycle and were considered more than sufficient to motivate the achievement of operational and financial performance. In addition, the targets represented a significant and appropriate challenge for management.

Management placed a great deal of emphasis during the year on safety performance, cash costs, operational improvements and adjusted EBITDA performance. The metrics utilized in 2009 for the Incentive Plan reflect this emphasis. These metrics are described below, along with an explanation as to why each was deemed critical for measurement of management’s performance:

Metric	Definition
Safety

We measure safety performance using the Total Recordable Injury Frequency rate (TRIF). TRIF measures the number of work related injuries that require a certain level of medical treatment per 200,000 hours worked, including, but not limited to, lost time injuries. We selected this measure because we believe that safety is an important measurement of performance for any manufacturing company. In addition, we believe that the increased efficiency and cost reduction achieved as a result of improved safety performance is critical to the success of the Company.

Net Cash Cost

Consists of the costs to produce a pound of aluminum, net of offset sales in bauxite, alumina and value-added products, adjusted for the impact of the power outage during 2009. We selected this measure because cash cost is used to measure the efficiency and cost effectiveness of the Company’s manufacturing assets. Cash cost was weighted more heavily in the 2009 Incentive Plan calculation for New Madrid employees because this is considered the key operational metric that has the potential to be most impacted through superior performance by that workforce.

Enterprise Adjusted EBITDA

On a Company-wide basis, Adjusted EBITDA represents net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate related party management fees, business optimization expenses and restructuring charges, certain charges resulting from the use of purchase accounting and other specified items of income or expense. We selected this measure because it indicates our ability to control expenditures and realize a meaningful return from the sale of our products. This measure is also related to metrics that are relevant to our debt financing arrangements.

Upstream Adjusted EBITDA

This measure is calculated using the same method as described above for enterprise Adjusted EBITDA, but with respect to earnings for the upstream segment only and is specifically adjusted to reflect the impact of the power outage during 2009. This measure is important to track the performance of management in this particular segment of our Company.

Downstream Adjusted EBITDA

This measure is calculated using the same method as described above for enterprise Adjusted EBITDA, but with respect to earnings for the downstream segment only. This measure is important to track the performance of management in this particular segment of our Company.

Metal Production

This measure represents the total production of hot metal at the New Madrid smelter during the period. This measure is a key metric used in our industry, and our ability to maximize aluminum production in a highly competitive industry is a key component of our future success.

Enterprise Change in Cash

This measure is the net change in cash and cash equivalents, on a Company-wide basis, as a result of the Company’s operating, investing and financing activities, adjusted for any unusual items from a timing perspective. This measure is a good way to gauge the health of the Company’s cash flow situation on an enterprise basis.

Downstream Free Cash Flow

For the downstream segment, free cash flow is defined as the aggregate of (i) downstream Adjusted EBITDA, plus or minus (ii) changes in working capital, minus (iii) capital expenditures plus or minus (iv) any adjustments related to timing of LME prices. We selected this measure because we believe it provides a useful indicator of our ability to manage invested capital and generate cash. This metric was weighted more heavily in the 2009 Incentive Plan calculation for downstream employees based on the softness expected in the segment for 2009 and the resulting importance of generating sufficient cash flow in the downstream business during the period.

Cash Funding Cost

This measure represents the full cash cost to produce alumina, including materials, expenses, working capital and capital expenditures, offset by margin on sales of third-party alumina and bauxite. We believe this measure optimizes Company focus on cash preservation and maximizing value.

In an extremely difficult market and economy, management and all employees succeeded in achieving at least threshold level performance on all metrics. In most cases the maximum level of achievement was reached. The following table shows the metrics utilized during 2009 along with the weighting and achievement percentage reached for each measure (the applicable measurement period for all measures was January 1, 2009 through December 31, 2009):

Metric	Weight	Achievement
	%	%
New Madrid
Safety	10	87
Net Cash Cost	50	200
Upstream Adjusted EBITDA	10	200
Metal Production	10	200
Enterprise Change in Cash	10	200
Enterprise Adjusted EBITDA	10	200

Total New Madrid	100	189

Norandal
Safety	10	92
Downstream Adjusted EBITDA	30	136
Downstream Free Cash Flow	50	200
Enterprise Adjusted EBITDA	10	200

Total Norandal	100	170

Noranda Alumina
Cash Funding Cost	100	161
Corporate
New Madrid	50	189
Norandal	50	170

Total Corporate	100	179

Thus, the 2009 Incentive Compensation Plan achieved a 189% pay-out for New Madrid employees, a 170% pay-out for Norandal employees, and a 179% pay-out for Corporate employees. With respect to Messrs. Smith, Lorentzen and Mahoney, each of whom is not associated with a specific business segment, the pay-out is based on a formula that is 45% dependant upon the New Madrid results, 45% dependant on the Norandal results, and 10% dependant on the Noranda Alumina metric results. With respect to Messrs. Croft and Gregston, each of whom is associated with one of the business segments, the executive’s pay-out is based on a formula that is 50% weighted as calculated above for other executive officers, with the other 50% based on their segment results. Based on this scale, it was determined that Messrs. Smith, Lorentzen, Mahoney and Brown would achieve a 178% pay-out under the Plan of 175% and 183.5%, respectively, against their target award amount, and Messrs. Croft and Gregston would receive a pay-out under the Plan against their target award amounts.

Based on the applicable levels of achievement described above, payments to the named executive officers, as well as their target awards under the Incentive Compensation (“IC”) Plan, were as follows:

Executive Officer	Annual Salary	IC Target Award Level (% of Base Salary)	Actual IC Award ($)	IC Payout Based on Performance Achieved (% of Target Award)	Actual IC Payout Based on Performance Achieved (% of base Salary)
Layle K. Smith	$750,000	100%	$1,337,775	178.0%	178%
Kyle D. Lorentzen	425,000	65%	$459,414	178.0%	108%
Robert B. Mahoney	375,000	60%	$252,839	178.0%	67%
Alan Brown	244,735	50%	$218,267	178.0%	89%
Keith Gregston	249,541	50%	$227,220	183.5%	91%
Scott Croft	237,330	50%	$207,237	175.0%	87%

In addition to potential payments under the 2009 Annual Incentive Plan, at its March 16, 2009 meeting, the Compensation Committee awarded Mr. Lorentzen a two hundred thousand dollar bonus based on his agreement to perform the dual role of chief operating officer and chief financial officer of the company for a period in excess of six months.

Management Equity Investments. Pursuant to subscription agreements entered into in 2007 in connection with the consummation of the Apollo Acquisition, each of Messrs. Brown, Gregston and Croft and certain other management participants agreed to make equity investments in Noranda HoldCo through the purchase of common shares of Noranda HoldCo at $10.00 per share, the same price paid by Apollo in connection with the Apollo Acquisition. Messrs. Brown, Gregston and Croft each purchased 25,000 shares. In connection with his commencement of employment, Mr. Smith purchased 100,000 common shares of Noranda HoldCo on March 10, 2008, at a purchase price of $20.00 per share, which was the fair market value of a common share of Noranda

HoldCo on the date of purchase. As more fully described under “Mr. Lorentzen’s Term Sheet” below, Mr. Lorentzen was given the right to purchase a number of shares of Noranda HoldCo common stock having a then-current fair market value of up to $250,000. Mr. Lorentzen initially purchased 6,750 shares of Noranda HoldCo common stock for an aggregate purchase price of $135,000 pursuant to this right. In connection with certain actions undertaken by us in November, 2009, which are more fully described below, Mr. Lorentzen purchased an additional 8,000 shares of Noranda HoldCo common stock for an aggregate purchase price of $18,240. As more fully described under “Mr. Mahoney’s Term Sheet” below, Mr. Mahoney was given the right to purchase up to 30,000 shares of Noranda HoldCo common stock at fair market value at the time of purchase. Mr. Mahoney has purchased all 30,000 shares.

All equity securities purchased by Messrs. Brown, Gregston, Croft, Smith, Lorentzen and Mahoney are subject to restrictions on transfer, repurchase rights and other limitations set forth in a security holders agreement. See “Certain Relationships and Related Person Transactions, and Director Independence — Security Holders Agreement.” We believe that these investments by the executive officers in Noranda HoldCo contribute significantly to the alignment of their interests with those of the Company.

The Noranda 2007 Long-Term Incentive Plan and Equity Compensation Awards Granted Under the Plan. In connection with the completion of the Apollo Acquisition, Noranda HoldCo adopted the Noranda 2007 Long-Term Incentive Plan, which permits Noranda HoldCo to grant stock options, rights to purchase shares, restricted stock, restricted stock units, and other stock-based rights to employees and directors of, or consultants or investor director providers to, us or any of our subsidiaries. The Noranda 2007 Long-Term Incentive Plan is administered by the Board of Directors of Noranda HoldCo or, if determined by such board, by the Compensation Committee. Approximately 1.9 million shares of the common stock of Noranda HoldCo have been reserved for issuance under the Noranda 2007 Long-Term Incentive Plan.

The Compensation Committee has not established any formal program, plan or practice for the issuance of equity awards to employees. We do not have any program, plan or practice in place for selecting grant dates for awards under the Noranda 2007 Long-Term Incentive Plan in coordination with the release of material non-public information. Under the Noranda 2007 Long-Term Incentive Plan, the exercise price for the option awards is the fair market value of the stock of Noranda HoldCo on the date of grant. The fair market value for this purpose is determined by the Board of Directors using a combination of discounted cash flow and market-based valuation methods. The Compensation Committee is not prohibited from granting awards at times when it is in possession of material non-public information. However, no inside information was taken into account in determining the number of options previously awarded under the Noranda 2007 Long-Term Incentive Plan or the exercise price for those awards, and we did not “time” the release of any material non-public information to affect the value of those awards.

The Compensation Committee believes that the granting of awards under the Noranda 2007 Long-Term Incentive Plan promotes, on a short-term and long-term basis, an enhanced personal interest and alignment of interests of those executives receiving equity awards with the goals and strategies of the Company. The Compensation Committee also believes that the equity grants provide not only financial rewards to such executives for achieving Company goals but also additional incentives for executives to remain with the Company. In connection with the Apollo Acquisition, we awarded stock options to certain of our employees, including to Messrs. Brown, Gregston and Croft and in connection with their respective commencement of employment, we awarded stock options to Messrs. Smith, Lorentzen and Mahoney. In connection with his commencement of employment and purchase of Noranda HoldCo common stock, we awarded Mr. Mahoney 60,000 stock options pursuant to the Noranda 2007 Long-Term Incentive Plan on June 9, 2009, at an exercise price of $1.37 per share.

The options that we granted to our employees (including to Messrs. Brown, Gregston and Croft) in connection with the Apollo Acquisition, as well as options that we have granted to other employees in connection with their commencement of employment with us (including to Messrs. Smith and Lorentzen), historically have generally been evenly divided between time-based vesting options and performance-based vesting options. In light of the downturn in the economy and its effect on the achievement of potential performance goals, the Compensation Committee determined that we should grant Mr. Mahoney solely time-vesting options in connection with the commencement of his employment. Specifically, the options that we granted to Mr. Mahoney vest, subject to his continued service with the Company and its subsidiaries through each applicable vesting date, as to a percentage of the options on the first five anniversaries of his commencement of employment as follows: 15% on each of the first and second anniversaries, 20% on the third anniversary and 25% on each of the fourth and fifth anniversaries.

The Compensation Committee later considered the potential value to the Company of the options that we granted to certain employees after the Apollo Acquisition (including those granted to Messrs. Smith and Lorentzen) in light of the downturn in the economy and its effect on the value of the options. The Compensation Committee determined that those options no longer served their intended incentive and retentive purposes as their exercise prices significantly exceeded the per-share value of our underlying common stock and the likelihood of achievement of the applicable performance goals was significantly diminished as a result of the Company’s performance. In light of the important role that equity compensation plays in the overall compensation program of the

Company and in the overall makeup of employees’ compensation, and in order to ensure that the options granted to certain key employees (including Messrs. Smith and Lorentzen) continued to serve their intended incentive and retentive purposes, on November 12, 2009, the Company entered into amended and restated stock option agreements with certain of its employees, including with Messrs. Smith (covering 200,000 options) and Lorentzen (covering separate grants of 50,000 options and 6,750 options), which reduced the exercise prices of their underlying options and amended the vesting schedule of the options, as described below. The amended and restated option agreements reduced the exercise price of Messrs. Smith’s and Lorentzen’s options from $18.00 per share to $2.28 per share and provided that the 50% of the options which were originally scheduled to vest based upon the achievement of performance goals would vest based on continued service, with 15% scheduled to vest on each of the first and second anniversaries of the amendment and restatement date, 20% scheduled to vest on the third anniversary of the amendment and restatement date and 25% scheduled to vest on each of the fourth and fifth anniversaries of the amendment and restatement date. In addition, we granted Mr. Lorentzen options to purchase up to 17,000 shares of Company common stock. The additional 17,000 options granted to Mr. Lorentzen on November 12, 2009, at an exercise price of $2.28 per share, vest, subject to Mr. Lorentzen’s continued service, as to 15% of the options on each of the first and second anniversaries of the date of grant, 20% of the options on the third anniversary of the date of grant and 25% of the options on each of the fourth and fifth anniversaries of the date of grant. Mr. Lorentzen’s new options were subject to partial or complete forfeiture in the event that he failed to purchase up to 8,000 shares of Company common stock at a purchase price of $2.28 per share within 30 days of the date of grant of the options. The Company entered into similar agreements with certain of its other employees.

The maximum term of these options is ten years from the date of grant. However, subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire upon the date of a grantee’s termination of employment. All of the time-vesting options may become vested earlier upon the grantee’s continued employment for 18 months following a “change of control” of Noranda HoldCo or upon certain qualifying terminations of employment prior to such 18-month anniversary. Vested options will generally expire 90 days following the termination of a grantee’s employment without “cause” or with “good reason” (each as defined in the applicable stock option agreement), 60 days (in some cases, 90 days) following the grantee’s termination of employment without good reason and 180 days following a grantee’s death or disability. All options will be forfeited upon a termination of the grantee’s employment for cause. The options granted to Mr. Smith in connection with the commencement of his employment contain certain unique terms described more fully below (See “Management Agreements —Mr. Smith’s Term Sheet”). We believe that the grant of stock options to the executive officers contributes significantly to the alignment of their interests and those of the Company, and that the enhanced protections in the event of a change of control promote retentive goals that serve shareholder interests.

Shares of Company common stock acquired under the Noranda 2007 Long-Term Incentive Plan are subject to restrictions on transfer, repurchase rights and other limitations set forth in a security holders agreement. See “Certain Relationships and Related Person Transactions, and Director Independence — Security Holders Agreement.”

2010 Incentive Award Plan. During 2010, it is expected that the Board of Directors will approve and the Company will adopt a 2010 Incentive Award Plan. The 2010 Incentive Award Plan will provide for a variety of such awards, including non-qualified stock options, or “NSOs,” incentive stock options, or “ISOs” (within the meaning of Section 422 of the Internal Revenue Code), stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance-based awards, stock payment awards and other stock-based awards. The principal purpose of the 2010 Incentive Award Plan will be to promote the success and enhance the value of our company by linking the personal interests of selected employees, consultants and directors to those of our stockholders and by providing such individuals with an incentive for outstanding performance. The 2010 Incentive Award Plan is further intended to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

•

Supplemental Executive Retirement Plan. We also maintain the Noranda Aluminum, Inc. Management Supplemental Benefit Plan, a separate supplemental non-qualified pension plan in which executive officers and other highly compensated Company employees participate. This Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowed under the qualified defined benefit pension plan under applicable Internal Revenue Code limits and the amount that would be provided under the pension plan if no such limits were applied. The non-qualified pension plan also recognizes as covered earnings deferred salary and bonuses, which are not recognized as such by the pension plan.

•

Deferred Compensation Plan. Under our non-qualified deferred compensation plan, executive officers and other highly compensated Company employees may defer a portion of their base salary and annual bonus. Amounts deferred are not actually invested, but are credited with interest at a rate equal to the sum of the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance Company (which for 2008, was 7.5%, for 2009 was 6.5% and for 2010 is 6.15%) and 1.5%. The Company maintains a rabbi trust to provide for its obligations under the supplemental executive retirement plan and the deferred compensation plan.

Perquisites and Other Personal Benefits. The Compensation Committee, continuing a multi-year Company trend of phasing out perquisites, determined in 2008 that the practice of providing perquisite allowances and company leased automobiles to certain executives should cease on January 1, 2009, or in the case of then-existing leased automobiles, the later of January 1, 2009 or the expiration of the lease. The Compensation Committee at the same time determined that consistent with our compensation philosophy that perquisites and other personal benefits that are reasonable, competitive and consistent with our overall compensation program are necessary in order to enable us to attract and retain qualified employees for key positions, the cash value of the perquisite allowances ($13,500) and auto leases ($11,500) should be added to the base salary of executives who are affected by the elimination of the programs. Accordingly, the Compensation Committee determined to increase the base salaries of Messrs. Gregston, Croft and Brown by $25,000 effective January 1, 2009. In the case of Messrs. Croft and Brown, whose automobile leases terminated in May and August 2009 respectively, the Company deducted the value of the monthly lease from the monthly compensation of the executive until lease termination.

Management Agreements

The Company is party to employment agreement term sheets with certain of its current executive officers, including Messrs. Smith, Lorentzen and Mahoney.

Mr. Smith’s Term Sheet. On February 22, 2008, we entered into a definitive, binding term sheet with Mr. Smith, with a five-year term commencing as of March 3, 2008, and with automatic annual renewals thereafter unless either party gives notice of non-renewal at least 90 days prior to a renewal date. In connection with, and in order to reflect, the amendment and restatement of Mr. Smith’s stock option agreement, we entered into an amendment to Mr. Smith’s term sheet on November 12, 2009.

Pursuant to the term sheet, Mr. Smith will serve as our CEO during the term, and will serve on our Board of Directors. While serving as our CEO, Mr. Smith will receive an annual base salary of $750,000 and will be eligible for an annual bonus with a target amount equal to 100% of his annual base salary. Actual bonus amounts will be determined based on performance.

In the event that Mr. Smith’s employment as our CEO is terminated by us without “cause” or by Mr. Smith for “good reason” (each as defined in Mr. Smith’s Term Sheet and each an involuntary termination), he would be entitled to 18 months of base salary, payable in a lump sum, a prorated annual bonus for the year of termination and 18 months of continued health care benefits. In the event that Mr. Smith’s employment as our CEO is terminated by us due to his disability or death, he, or his estate, would be entitled to 12 months of base salary, payable in a lump sum.

In connection with entering into the term sheet, Mr. Smith agreed to make an investment of $2 million in shares of Noranda HoldCo common stock and, in connection with such investment, Noranda HoldCo granted Mr. Smith stock options in respect of 200,000 shares of Noranda HoldCo common stock. See “Elements Used to Achieve Compensation Objectives — The Noranda 2007 Long-Term Incentive Plan and Equity Compensation Award Granted Under the Plan” above. The terms of his investment and stock options are generally similar to those applicable to Messrs. Brown, Gregston and Croft other than with respect to price and vesting, except that Mr. Smith’s shares are subject to repurchase rights only in the case of termination for cause (in which case we may repurchase his shares at the lesser of his original purchase price or fair market value), Mr. Smith may be entitled under certain circumstances to potentially longer post-termination exercise periods for vested stock options than are generally applicable to our stock options, and Mr. Smith was entitled, pursuant to the original terms of his term sheet, in the event of a change of control of Noranda HoldCo prior to or on the 18-month anniversary of his commencement of employment, to full vesting of all time-vesting stock options and the right to re-sell his 100,000 purchased shares to us for no less than $8 million. Mr. Smith’s options were amended and restated in November 2009 as described in “Elements Used to Achieve Compensation Objectives — The Noranda 2007 Long-Term Incentive Plan and Equity Compensation Award Granted Under the Plan” above. The amendment to Mr. Smith’s term sheet extended this period from the 18-month anniversary of Mr. Smith’s commencement of employment with the Company to the 60-month anniversary of his commencement of employment with the Company and clarified that all of his stock options (including those that were formerly performance-vesting options) would be treated in the same manner in the event of such a change of control. However, in the event of such a change of control, any cash received by Mr. Smith for those shares would be subject to a continued service requirement pursuant to which his right to the cash would vest 50% on the six-month anniversary of the change of control and 50% on the first anniversary of the change of control, subject to accelerated vesting upon an involuntary termination.

Mr. Lorentzen’s Term Sheet. On May 8, 2008, we entered into a definitive, binding term sheet with Mr. Lorentzen, with a two-year term commencing as of May 5, 2008, and with automatic annual renewals thereafter unless either party gives notice of non-renewal at least 90 days prior to a renewal date.

Pursuant to the term sheet, Mr. Lorentzen served as Chief Operating Officer until being elected Chief Financial Officer on October 13, 2008. Mr. Lorentzen served as our Chief Operating Officer and Chief Financial Officer until Mr. Mahoney’s commencement of employment on May 11, 2009, when Mr. Lorentzen returned solely to serving as our Chief Operating Officer. While serving with Noranda HoldCo, Mr. Lorentzen receives an annual base salary of at least $310,000 (since increased to $425,000 as described above) and is eligible for an annual bonus with a target amount equal to 65% of his annual base salary. Actual bonus amounts will be determined based on performance.

In the event that Mr. Lorentzen’s employment is terminated by us without “cause” or by Mr. Lorentzen for “good reason” (each as defined in Mr. Lorentzen’s Term Sheet), he would be entitled to 12 months of base salary, payable in installments through the end of the year of termination, with the remainder paid in a lump sum, a prorated annual bonus for the year of termination and continued health care benefits for a limited period.

In connection with entering into the term sheet, Noranda HoldCo granted Mr. Lorentzen 25,000 unrestricted shares of Noranda HoldCo common stock and stock options in respect of 50,000 shares of Noranda HoldCo common stock. See “Elements Used to Achieve Compensation Objectives — The Noranda 2007 Long-Term Incentive Plan and Equity Compensation Award Granted Under the Plan” above. The terms of such stock options are generally similar to those applicable to Messrs. Brown, Gregston and Croft other than with respect to price and vesting.

Pursuant to the term sheet, during his employment, Mr. Lorentzen had the right, upon one business day’s notice to us, to purchase an additional number of shares of Noranda HoldCo common stock having a then-current fair market value of $250,000 for an aggregate purchase price of $250,000. In the event that Mr. Lorentzen exercised such right, Noranda HoldCo was required to grant Mr. Lorentzen one option to purchase a share of Noranda HoldCo common stock for each additional share of Noranda HoldCo common stock purchased, with such options to have an exercise price equal to the then-current fair market value. The terms of such stock options were generally to be similar to those applicable to Messrs. Brown, Gregston and Croft, other than with respect to price and vesting, except that 100% of any additional options were to be performance-vesting options. Mr. Lorentzen purchased 6,750 shares of Noranda HoldCo common stock for an aggregate purchase price of $135,000 and was, accordingly, granted options to purchase an additional 6,750 shares of Noranda HoldCo common stocks having the terms and conditions described immediately above. Mr. Lorentzen’s options were amended and restated in November, 2009 as described in “Elements Used to Achieve Compensation Objectives — The Noranda 2007 Long-Term Incentive Plan and Equity Compensation Award Granted Under the Plan” above. In connection with, and in order to reflect, the amendment and restatement of Mr. Lorentzen’s stock options, we entered into an amendment to his employment term sheet, which is set forth in his amended and restated stock option agreement. The amendment to Mr. Lorentzen’s term sheet capped the number of shares that Mr. Lorentzen could purchase pursuant to the subsequent share purchase provision of his term sheet at 5,750, and provided for time-based vesting of any stock options that were granted to Mr. Lorentzen in connection with a subsequent share purchase.

Mr. Mahoney’s Term Sheet. On April 22, 2009, we entered into a definitive, binding term sheet with Mr. Mahoney, with a three-year term commencing as of May 11, 2009, and with automatic annual renewals thereafter unless either party gives notice of non-renewal at least 90 days prior to a renewal date.

Pursuant to the term sheet, Mr. Mahoney serves as our Chief Financial Officer during the term and is entitled to receive an annual base salary of $375,000 and is eligible for an annual bonus with a target amount equal to 60% of his annual base salary.

In the event that Mr. Mahoney’s employment is terminated by us without “cause” or by Mr. Mahoney for “good reason” (each as defined in Mr. Mahoney’s Term Sheet), subject to his execution and non-revocation of a release of claims against us, he would be entitled to (i) 12 months of base salary, payable in accordance with our regular payroll practices until the end of the calendar year in which the termination occurs, with the remainder payable in a lump sum in January of the year following termination, (ii) a prorated annual bonus for the year of termination, based on actual performance, and (iii) continued health benefits for him and his eligible dependents during any notice period as if he were covered by our general severance plan for executives.

In connection with entering into the term sheet, Mr. Mahoney was given the right to purchase up to 30,000 shares of Noranda HoldCo. common stock at $1.37 per share (the fair market value at the time of purchase). As a result of Mr. Mahoney’s purchase of these shares, Noranda HoldCo granted Mr. Mahoney stock options in respect of 60,000 shares of Noranda HoldCo common stock. See “Elements Used to Achieve Compensation Objectives — The Noranda 2007 Long-Term Incentive Plan and Equity Compensation Award Granted Under the Plan” above.

Senior Managers’ Severance Plan. Each of Messrs. Brown, Gregston and Croft is eligible to participate in our senior managers’ severance plan applicable to the senior management employees who directly report to our President. In the event that a participant incurs an involuntary termination of employment due to a permanent reduction in force, the elimination of a job or position, a corporate reorganization (generally a merger or similar transaction resulting in employment terminations) or a demonstrated insufficient aptitude for continued employment not attributable to any willful cause or effect, then, subject to execution of a release of claims, the participant will receive an amount calculated based on the length of service and base salary of the participant (subject to a maximum severance amount of 104 weeks of base pay), provided that the participant will be ineligible for severance in the event of a voluntary resignation, misconduct (including unethical or illegal conduct), a lay-off expected to be short-term in nature or the refusal to accept reassignment where reassignment is at substantially similar pay, benefits and reporting duties and not more than 50 miles from the prior location. The senior managers severance plan has been a component of our executive compensation program for many years prior to the Apollo Acquisition. We believe that this arrangement provides a retentive benefit and represents part of an industry-competitive benefits program, and assists in ensuring the impartial and dedicated service of our executive officers, notwithstanding concerns that they might have regarding their continued employment following corporate transactions or otherwise.

Conclusion. Our compensation policies are designed to reasonably and fairly motivate, retain and reward our executives for achieving our objectives and goals.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers from Noranda HoldCo or Noranda AcquisitionCo for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Layle K. Smith,	2009	750,000	—	—	212,480	1,337,775	150,776	7,041	2,458,072
President and Chief Executive Officer	2008	625,000	—	—	1,608,000	506,250	62,930	4,849	2,807,029
Kyle D. Lorentzen,	2009	396,250	200,000	—	83,886	459,414	32,276	8,339	1,180,165
Chief Operating Officer	2008	204,481	—	500,000	451,995	108,799	10,363	4,737	1,280,355
Robert B. Mahoney,	2009	241,477	—	—	45,685	252,889	28,926	47,909	616,886
Chief Financial Officer
Alan Brown,	2009	244,735	—	—	—	218,267	180,216	9,290	652,508
Secretary and General Counsel	2008	218,135	—	—	269,414	88,978	117,015	24,410	717,952
	2007	132,628	—	—	996,125	59,328	25,155	12,879	1,226,115
Keith Gregston,	2009	249,541	—	—	—	228,941	374,216	9,330	862,028
President and General Manager, New Madrid	2008	222,906	—	—	269,414	111,127	264,536	26,609	894,592
	2007	135,529	—	—	996,125	76,824	36,198	13,473	1,258,149
Scott Croft,	2009	237,330	—	—	—	207,889	168,952	8,952	623,123
President, Rolling Mills	2008	210,785	—	—	269,414	67,936	28,421	24,107	600,663
	2007	128,161	—	—	996,125	61,062	4,496	12,370	1,202,214

(1)

For 2009, represents regular base salary paid to our named executive officers by us between January 1, 2009 and December 31, 2009. The annual base salaries for each of Messrs. Smith, Lorentzen, Mahoney, Brown, Gregston and Croft as of December 31, 2009 were $750,000, $425,000, $375,000, $244,735, $249,541 and $237,330, respectively. For 2007, represents regular base salary paid to our named executive officers by us between May 18, 2007 (the date of the completion of the Apollo Acquisition) and December 31, 2007.

(2)

Pursuant to his employment term sheet entered into on May 8, 2008, Mr. Lorentzen was awarded 25,000 shares of Noranda HoldCo common stock (the grant date fair market value of which is reflected as a Stock Award in the Summary Compensation Table).

(3)

Pursuant to the new disclosure requirements promulgated by the SEC, the amounts in respect of Option Awards represent the grant date fair value of the underlying equity compensation awards (and any modifications thereto) in respect of the applicable year. For a discussion of the assumptions made in the option valuation, please see the “Shareholders’ Equity and Share-Based Payments” note of the “Notes to Consolidated Financial Statements” and for a discussion of these option modifications, see footnote 2 to the Grants of Plan-Based Awards Table and footnotes 1 and 2 to the Outstanding Equity Awards at Fiscal Year-End Table.

In connection with the completion of the Apollo Acquisition, Messrs. Brown, Gregston and Croft were awarded options to acquire 61,300, 61,300 and 61,300 shares of Noranda HoldCo common stock, respectively. Messrs. Smith and Lorentzen also were awarded options to acquire Noranda HoldCo common stock, in the amounts of 200,000 shares and 50,000 shares respectively, upon joining the Company. Generally, 50% of these options were time-vesting and 50% of the options were performance-vesting. Time vesting options vest and are exercisable in five equal annual installments, beginning on each anniversary of the consummation of the Apollo Acquisition on May 18, 2008 for Messrs. Brown, Gregston and Croft, and beginning on each anniversary of the grant date for Messrs. Smith and Lorentzen. Performance-vesting options vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company. On May 13, 2008, in respect of a purchase of 6,750 shares of Noranda HoldCo common stock, Mr. Lorentzen was awarded options to acquire an additional 6,750 of performance-vesting options. In addition, on November 12, 2009, Mr. Lorentzen was awarded an option to purchase an additional 17,000 shares of Noranda HoldCo common stock. The additional 17,000 options granted to Mr. Lorentzen on November 12, 2009, at an exercise price of $2.28 per share, vest, subject to Mr. Lorentzen’s continued service, as to 15% of the options on each of the first and second anniversaries of the date of grant, 20% of the options on the third anniversary of the date of grant and 25% of the options on each of the fourth and fifth anniversaries of the date of grant. Mr. Lorentzen’s new options were subject to partial or complete forfeiture in the event that he failed to purchase up to 8,000 shares of Company common stock at a purchase price of $2.28 per share within 30 days of the date of grant of the options. In connection with his commencement of employment and purchase of stock, Mr. Mahoney was awarded 60,000 stock options pursuant to the Noranda 2007 Long-Term Incentive Plan on June 9, 2009. The options granted to Mr. Mahoney vest, as to 15% of the options, on each of the first and second anniversaries of the date of grant, 20% of the options on the third anniversary of the date of grant, and 25% of the options on each of the fourth and fifth anniversaries of the date of grant. Other than with respect to Mr. Smith, whose time vesting options may vest in full upon certain “change of control” events (as more fully described below in “Potential Payments upon Termination or Change in Control—Mr. Smith’s Term Sheet”), all of the time-vesting options held by the executive officers may become vested earlier upon the optionee’s continued employment for 18 months following a “change of control” or upon certain qualifying terminations of employment prior to such 18-month anniversary. In all cases (other than with respect to Mr. Smith as described in the immediately preceding sentence), the vesting of options is generally subject to the executive’s continued provision of services to the Company or one of its subsidiaries as of the applicable vesting date.

(4)

For 2007, represents annual bonuses under our 2007 Annual Incentive Plan paid to the named executive officers on March 14, 2008. For 2008, represents annual bonuses under our 2008 Annual Incentive Plan paid to the named executive officers on March 15, 2009. Bonus amounts under the 2009 Annual Incentive Plan are expected to be paid on March 15, 2010.

(5)

Includes (i) the aggregate change in the actuarial present values of the named executive officers’ accumulated benefit under the Noranda Aluminum Inc. Aluminum Group Retirement Plan and the Noranda Aluminum Inc. Management Supplemental Benefit Plan from January 1, 2009 to December 31, 2009, which for Messrs. Brown, Gregston, Croft, Smith, Lorentzen and Mahoney was $175,881, $370,386, $168,952, $150,776, $32,276 and $28,926, respectively; and (ii) above-market or preferential earnings under our non-qualified deferred compensation plan from January 1, 2009 to December 31, 2009, which for Messrs. Brown and Gregston were $4,335 and $3,830, respectively. The foregoing amounts assume earnings of 2.55% in excess of 120% of the applicable federal long-term rate pursuant to our non-qualified deferred compensation plan, under which amounts deferred are credited with interest at a rate equal to the sum of the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance plus 1.5%. Messrs. Smith, Lorentzen, Mahoney and Croft did not participate in our non-qualified deferred compensation plan in 2009 or in any prior years.

The changes in pension values described above are based on the following calculations:

Name	Plan Name	Change in Pension Value ($)(a)
Smith, Layle K.	Noranda Aluminum Inc. Aluminum Group Retirement Plan	28,023
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	122,753

	Total	150,776

Lorentzen, Kyle D.	Noranda Aluminum Inc. Aluminum Group Retirement Plan	15,169
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	17,107

	Total	32,276

Mahoney, Robert B.	Noranda Aluminum Inc. Aluminum Group Retirement Plan	18,983
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	9,943

	Total	28,926

Brown, Alan	Noranda Aluminum Inc. Aluminum Group Retirement Plan	112,463
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	63,418

	Total	175,881

Gregston, David K.	Noranda Aluminum Inc. Aluminum Group Retirement Plan	199,229
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	171,157

	Total	370,386

Croft, Scott	Noranda Aluminum Inc. Aluminum Group Retirement Plan	136,395
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	32,557

	Total	168,952

(a)

Present values shown represent the increase in present value of accrued pension benefits from December 31, 2008 to December 31, 2009. Benefits are assumed to begin at age 65 (which is the plan’s earliest unreduced retirement age). Present values assume mortality in accordance with the IRS prescribed static table for 2009 for Healthy Annuitants as of December 31, 2008 and the IRS prescribed static table for 2010 for Healthy Annuitants as of December 31, 2009. Benefits are assumed payable as a joint and 75% survivor annuity if the executive is married, or as a five-year certain and life annuity if the executive is single. The discount rates at December 31, 2009 and December 31, 2008 for financial reporting purposes are 5.8% and 6.1% respectively for the Retirement Plan and 5.6% and 5.9% respectively for the Management Supplemental Benefit Plan.

(6)	Amounts reported in respect of All Other Compensation for the fiscal year ended December 31, 2009 include the following:

Named Executive Officer	Group Term Life(a)	Company 401(k) Match(b)	COBRA reimbursement	Moving Allowance	Total
Layle K. Smith	3,366	3,675	—	—	7,041
Kyle D. Lorentzen	3,138	5,201	—	—	8,339
Robert B. Mahoney	1,856	4,266	2,474	39,313	47,909
Alan Brown	1,940	7,350	—	—	9,290
Keith Gregston	1,980	7,350	—	—	9,330
Scott Croft	1,881	7,071	—	—	8,952

(a)

Under our group term life insurance policies, the Company provides coverage in amounts up to two-times the named executive officers’ base pay (limited to $850,000). Amounts reported in the table above represent the dollar value of insurance premiums paid on behalf of each named executive officer during the period from January 1, 2009 to December 31, 2009.

(b)

Our named executive officers are eligible to participate in our Company-wide 401(k) qualified plan for salaried employees. The Company matches 50% of employee contributions up to 6% of employee pay. Company matching contributions are 100% vested after three years of service. Amounts reported in the table above represent the amount of Company matching contributions made during the period between January 1, 2009 and December 31, 2009.

Grants of Plan-Based Awards

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)	Modi- fication Date Fair Value of Stock and Option Awards
	Grant Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Layle Smith		—	750,000	1,500,000	—	—	—	—	—	—	—	212,480
Kyle Lorentzen	11/12/09	—	257,562	515,125	—	—	—	—	17,000	2.28	22,440	61,446
Robert Mahoney	06/09/09	—	144,886	289,772	—	—	—	—	60,000	1.37	45,685	—
Alan Brown		—	122,368	244,735	—	—	—	—	—	—	—	—
Keith Gregston		—	124,771	249,541	—	—	—	—	—	—	—	—
Scott Croft		—	118,665	237,330	—	—	—	—	—	—	—	—

(1)

Amounts reflect target and maximum bonus levels under our 2009 Annual Incentive Plan. The plan does not provide for a threshold payout level. See “Executive Compensation — Elements Used to Achieve Compensation Objectives – 2009 Annual Incentive Plan” for a more detailed description of the plan.

(2)

In connection with his commencement of employment and purchase of stock, Mr. Mahoney was awarded 60,000 stock options pursuant to the Noranda 2007 Long-Term Incentive Plan on June 9, 2009, at an exercise price of $1.37 per share. The options granted to Mr. Mahoney vest, as to 15% of the options on each of the first and second anniversaries of the date of grant, 20% of the options on the third anniversary of the date of grant, and 25% of the options on each of the fourth and fifth anniversaries of the date of grant. Mr. Mahoney had no stock options that vested in 2009. On November 12, 2009, the Company entered into amended and restated stock option agreements with certain of its employees, including with Mr. Smith (covering 200,000 options) and Mr. Lorentzen (covering separate grants of 50,000 options and 6,750 options), which reduced the exercise prices of their underlying options and amended the vesting schedule of the options. The amended and restated option agreements reduced the exercise price of the options from $18.00 per share to $2.28 per share and provided that the 50% of the options which were originally scheduled to vest based upon performance vesting would, instead, vest based on continued service, with 15% scheduled to vest on each of the first and second anniversaries of the amendment and restatement date, 20% scheduled to vest on the third anniversary of the amendment and restatement date, and 25% scheduled to vest on each of the fourth and fifth anniversaries of the amendment and restatement date. In addition, on November 12, 2009, Mr. Lorentzen was awarded an option to purchase an additional 17,000 shares of Noranda HoldCo common stock. The additional 17,000 options granted to Mr. Lorentzen on November 12, 2009, at an exercise price of $2.28 per share, vest, subject to Mr. Lorentzen’s continued service, as to 15% of the options on each of the first and second anniversaries of the date of grant, 20% of the options on the third anniversary of the date of grant, and 25% of the options on each of the fourth and fifth anniversaries of the date of grant. Mr. Lorentzen’s new options are subject to partial or complete forfeiture in the event that he failed to purchase up to 8,000 shares of Company common stock at a purchase price of $2.28 per share within 30 days of the date of grant of the options. Mr. Lorentzen had 5,000 stock options that vested on May 8, 2009. Mr. Smith had 20,000 stock options vest on March 3, 2009.

Outstanding Equity Awards at Fiscal Year-End

Name			Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)(a)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)(b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)(2)	Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Layle Smith	20,000	180,000	0	$2.28	March 10, 2018	—	—	—	—
Kyle Lorentzen	5,000	45,000	0	$2.28	May 8, 2018	—	—	—	—
Kyle Lorentzen	—	6,750	0	$2.28	May 13, 2018	—	—	—	—
Kyle Lorentzen	—	17,000	0	$2.28	Nov. 12, 2019	—	—	—	—
Robert Mahoney	—	60,000	0	$1.37	June 9, 2019	—	—	—	—
Alan Brown	42,910	18,390	0	$4.00	May 29, 2017	—	—	—	—
Keith Gregston	42,910	18,390	0	$4.00	May 29, 2017	—	—	—	—
Scott Croft	42,910	18,390	0	$4.00	May 29, 2017	—	—	—	—

(1)

Pursuant to option agreements entered into in connection with the consummation of the Apollo Acquisition or commencement of employment, each of our named executive officers received grants of stock options to acquire common shares of Noranda HoldCo at an exercise price of $10 per share (in the case of Messrs. Brown, Gregston and Croft) or $20 per share (in the case of Messrs. Smith and Lorentzen) or $1.37 per share (in the case of Mr. Mahoney). Options reported in columns (a) and (b) were granted to Messrs. Brown, Gregston and Croft on May 29, 2007 in connection with the completion of the Apollo Acquisition and, other than with respect to the 17,000 options granted to Mr. Lorentzen on November 12, 2009, were granted to Messrs. Smith, Lorentzen and Mahoney in connection with their respective commencement of employment. Other than with respect to Mr. Mahoney, the initial grants to each of our named executive officers generally consisted of 50% time-vesting options that become vested and exercisable in five equal annual installments on the first five anniversaries of grant (or, in the case of options granted in connection with the Apollo Acquisition, on each of the first five anniversaries of the consummation of the Apollo Acquisition), and 50% performance-vesting options that vest upon the achievement of certain performance goals related to the internal rate of return of funds managed by Apollo with respect to its investment in the Company. In each case, the vesting of options is generally subject to the grantee’s continued provision of services to the Company or one of its subsidiaries through the applicable vesting date. In June 2008, the performance goals applicable to the performance-vesting options for Messrs. Brown, Gregston and Croft were achieved, and such options vested. In connection with the dividend distribution by Noranda HoldCo on June 12, 2007, the options granted to the Company’s employees, including the Company’s named executive officers, were adjusted by reducing the exercise price thereof from $10 per share to $6 per share, and by paying each optionholder $6 per option. Additionally, in connection with the dividend distribution by Noranda HoldCo on June 13, 2008, the options granted to the Company’s employees on May 29, 2007, including Messrs. Brown, Gregston and Croft, were adjusted by reducing the exercise price thereof from $6 per share to $4 per share, and by paying optionholders including Messrs. Brown, Gregston and Croft $2.70 per share in cash per option. In connection with the dividend distribution by Noranda HoldCo on June 13, 2008, Messrs. Smith and Lorentzen’s stock options were adjusted from $20 per share to $18 per share and each was paid $2.70 per option.

(2)

The exercise price per share of Noranda HoldCo’s common stock subject to the options was $10 per share on the date of grant for Messrs. Brown, Gregston and Croft, $20 per share on date of grant for Messrs. Smith and Lorentzen and $1.37 per share on the date of grant for Mr. Mahoney. In connection with the dividend distribution by Noranda HoldCo on June 12, 2007, the options granted to the Company’s employees, including Messrs. Brown, Gregston and Croft were adjusted to reflect the dividend by reducing the exercise price thereof from $10 per share to $6 per share. Additionally, in connection with the dividend distribution by Noranda HoldCo on June 13, 2008, the options granted to the Company’s employees, including Messrs. Brown, Gregston, Croft, Smith and Lorentzen were adjusted to reflect the dividend by reducing the exercise price thereof from $6 per share to $4 per share and from $20 per share to $18 per share for Messrs. Smith and Lorentzen. Accordingly, the option exercise price at fiscal year end was $4 per share for Messrs. Brown, Gregston and Croft and $18 per share for Messrs. Smith and Lorentzen. On November 12, 2009 the Company entered into amended and restated stock option agreements with certain of its employees, including with Messrs. Smith (covering 200,000 options) and Lorentzen (covering separate grants of 50,000 options and 6,750 options), which reduced the exercise prices of their underlying options and amended the vesting schedule of the options. The amended and restated option agreements reduced the exercise price of Messrs. Smith’s and Lorentzen’s options from $18.00 per share to $2.28 per share.

(3)

All outstanding options held by Messrs. Brown, Gregston and Croft on December 31, 2009 were granted May 29, 2007 and will expire ten years from the date of grant. All outstanding options held by Mr. Smith on December 31, 2009 were granted on March 3, 2008 and will expire ten years from the date of grant. The outstanding options held by Mr. Lorentzen on December 31, 2009 and granted on May 8, 2008, May 13, 2008 and November 12, 2009, will expire ten years from the date of grant. The outstanding options held by Mr. Mahoney on December 31, 2009 were granted on June 9, 2009 and will expire ten years from the date of grant. However, subject to certain exceptions set forth in the applicable stock option award agreement, unvested options will automatically expire upon the date of the optionee’s termination of employment, and vested options will generally expire 90 days following the termination of the optionee’s employment without “cause” or with “good reason” (each as defined in the applicable stock option agreement), 60 days following the optionee’s termination of employment without good reason and 180 days following the optionee’s death or disability. All options will be forfeited upon a termination of the optionee’s employment for cause.

Pension Benefits

The chart below sets forth, for each of our named executive officers, such officer’s years of credited service, present value of accumulated benefit as of December 31, 2009, and payments during 2009, under each of our defined benefit pension plans.

Name	Plan Name (1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Layle K. Smith	Noranda Aluminum Inc. Aluminum Group Retirement Plan	1.8	45,966	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	1.8	167,740	—

	Total		213,706	—

Kyle D. Lorentzen	Noranda Aluminum Inc. Aluminum Group Retirement Plan	1.7	22,697	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	1.7	19,942	—

	Total		42,639	—

Robert B. Mahoney	Noranda Aluminum Inc. Aluminum Group Retirement Plan	0.7	18,983	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	0.7	9,943	—

	Total		28,926	—

Alan Brown	Noranda Aluminum Inc. Aluminum Group Retirement Plan	17.5	649,720	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	17.5	227,968	—

	Total		877,688	—

David K. Gregston	Noranda Aluminum Inc. Aluminum Group Retirement Plan	37.8	1,246,274	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	37.8	459,143	—

	Total		1,705,417	—

Scott Croft	Noranda Aluminum Inc. Aluminum Group Retirement Plan	18.7	271,177	—
	Noranda Aluminum Inc. Management Supplemental Benefit Plan	18.7	51,730	—

	Total		322,907	—

(1)

The Aluminum Group Retirement Plan is a tax-qualified defined benefit pension plan that provides a benefit of 1.75% of final five-year average compensation, with an offset of 0.75% of the executive’s Social Security benefit for each year of credited service (maximum 40 years). Pay reflected in the formula is total compensation, excluding deferred compensation, and is subject to certain limits required by the Internal Revenue Code. Benefits commence at age 65, or as early as age 55 with a reduction of 3% for each year by which commencement precedes age 65. Accrued benefits are vested when the employee has completed 5 years of service. All of the named executive officers are currently eligible for early retirement benefits, except Messrs. Smith, Lorentzen and Mahoney who do not yet have 5 years of service and Mr. Croft who is not yet 55 years of age. Upon disability before retirement, the accrued benefit is payable immediately and is reduced for early commencement before age 65, and, if the employee remains disabled until age 65, a benefit is payable at age 65 equal to the benefit the employee would have earned had he remained employed until age 65 at his last rate of pay. Upon retirement, the benefit is paid as a monthly annuity for the employee’s life, with 5 years of payments guaranteed. Alternatively, employees can elect an actuarially equivalent benefit in the form of a joint and 50% survivor annuity (which married participants must elect unless they obtain spousal consent), a 75% and 100% joint survivor annuity, a life annuity with 10 years guaranteed, or, if the present value of the benefit is less than $25,000, a lump sum payment. If a married employee dies before retirement, a survivor benefit is paid to the surviving spouse equal to the benefit the spouse would have received if the employee had retired and chosen the 50% joint and survivor annuity. The qualified plan is subject to certain IRS limits on pay which can be recognized and benefits that can be paid, and also does not recognize deferred compensation.

The Management Supplemental Benefit Plan is a non-qualified defined benefit pension plan that uses the same benefit formula as the qualified plan and provides any benefit accruals that would have been provided under the qualified plan if not for the pay and benefit limits of the Internal Revenue Code and if the executive had not deferred compensation. Executives can elect to receive non-qualified plan payments in an actuarially equivalent lump sum or in two, three, five or ten annual installments, and can elect to begin receiving benefits at age 55, 60, 65 or 70 (but not before 6 months after termination of employment).

(2)

Present values shown represent the present value of accrued pension benefits at December 31, 2009. Benefits are assumed to begin at age 65 (which is the plan’s earliest unreduced retirement age). Present values assume mortality in accordance with the IRS prescribed static table for 2010 for Healthy Annuitants as of December 31, 2009. Retirement Plan benefits are assumed payable as a joint and 75% survivor annuity if the executive is married, or as a five-year certain and life annuity if the executive is single. Management Supplemental Benefit Plan benefits are assumed payable as lump sums. The discount rates at December 31, 2009 for financial reporting purposes are 5.8% for the Retirement Plan and 5.6% for the Management Supplemental Benefit Plan.

Nonqualified Deferred Compensation

The chart below sets forth, for each named executive officer, such officer’s participation levels and earnings history in our non-qualified deferred compensation plan for 2009.

Name	Aggregate Balance at January 1, 2009 ($)	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Layle K. Smith	—	—	—	—	—	—
Kyle D. Lorentzen	—	—	—	—	—	—
Robert B. Mahoney	—	—	—	—	—	—
Alan Brown	157,769	—	—	13,005	—	170,774
Keith Gregston	119,116	35,112	—	11,491	—	165,719
Scott Croft	—	—	—	—	—	—

(1)

Under our non-qualified deferred compensation plan, executive officers and other highly compensated Company employees may defer up to 33% of their base salary and annual bonus, with a minimum annual deferral amount of $2,000. Under the non-qualified deferred compensation plan, distribution elections are irrevocable once made, and elections made in a prior year will not be affected by elections made in future years. All distributions are made in cash in either a lump sum payment or in equal annual installments over a period of 5, 10 or 15 years. For each future deferral election, distributions commence beginning on March 15 of either (a) the year following the participant’s attainment of a specified age (as early as age 55 or as late as age 70), even if the participant is actively employed at such age; or (b) the March 15 following the later of the date the participant leaves active employment with the Company or attains age 55, in each case, subject to any required delays as a result of Section 409A of the Internal Revenue Code.

(2)

Amounts deferred are not actually invested, but are credited with interest at a rate equal to the sum of the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance Company (which, for 2009, was 6.15%) and 1.5%.

Potential Payments upon Termination or Change of Control

Mr. Smith’s Term Sheet. Mr. Smith’s term sheet is described under “Management Agreements” above. Pursuant to Mr. Smith’s term sheet, in the event that Mr. Smith’s employment as our CEO is terminated by us without “cause” or by Mr. Smith for “good reason” (each as defined in Mr. Smith’s Term Sheet and each an involuntary termination), he would be entitled to 18 months of base salary, payable in a lump sum, a prorated annual bonus for the year of termination and 18 months of continued health care benefits. In the event that Mr. Smith’s employment as our CEO is terminated by us due to his disability or death, he, or his estate, would be entitled to 12 months of base salary, payable in a lump sum. In addition, Mr. Smith would be entitled, in the event of a change of control of Noranda HoldCo prior to or on the 60-month anniversary of his commencement of employment, to full vesting of all time-vesting stock options and the right to re-sell his 100,000 purchased shares to us for no less than $8 million. However, in the event of such a change of control, any cash received by Mr. Smith for those shares would be subject to a continued service requirement pursuant to which his right to the cash would vest 50% on the six-month anniversary of the change of control and 50% on the first anniversary of the change of control, subject to accelerated vesting upon an involuntary termination.

Mr. Lorentzen’s Term Sheet. Mr. Lorentzen’s term sheet is described under “Management Agreements” above. Pursuant to Mr. Lorentzen’s term sheet, in the event that Mr. Lorentzen’s employment is terminated by us without “cause” or by Mr. Lorentzen for “good reason” (each as defined in Mr. Lorentzen’s Term Sheet), he would be entitled to 12 months of base salary, payable in installments through the end of the year of termination, with the remainder paid in a lump sum, a prorated annual bonus for the year of termination and continued health benefits for a limited period.

Mr. Mahoney’s Term Sheet. Mr. Mahoney’s term sheet is described under “Management Agreements” above. Pursuant to Mr. Mahoney’s term sheet, in the event that Mr. Mahoney’s employment is terminated by us without “cause” or by Mr. Mahoney for “good reason” (each as defined in Mr. Mahoney’s Term Sheet), he would be entitled to 12 months of base salary, payable in installments through the end of the year of termination, with the remainder paid in a lump sum, a prorated annual bonus for the year of termination and continued health benefits for a limited period.

Senior Managers Severance Plan. Each of Messrs. Brown, Gregston and Croft is eligible to participate in our senior managers’ severance plan applicable to the senior management employees who directly report to the Company’s President. In the event that a participant incurs an involuntary termination of employment due to a permanent reduction in force, the elimination of a job or position, a corporate reorganization (generally a merger or similar transaction resulting in employment terminations), or a demonstrated insufficient aptitude for continued employment not attributable to any willful cause or effect, then, subject to execution of a release of claims, the participant will receive six months’ base salary plus 1.25 weeks’ base salary per full year of service plus 1.25 weeks’ base salary for each $9,120 of annual base salary (or portion thereof) (subject to a maximum severance amount of 104 weeks of base pay), provided that the participant will be ineligible for severance in the event of a voluntary resignation, misconduct (including unethical or illegal conduct), a lay-off expected to be short-term in nature, or the refusal to accept reassignment where reassignment is at substantially similar pay, benefits and reporting duties (and not more than 50 miles from the prior location).

Acceleration of Equity Under Certain Circumstances. Except as described for Mr. Smith in the next sentence, in the event of a “change in control” of the Company, all time-vesting options granted to our named executive officers will vest upon the grantee’s continued employment for 18 months following the change in control, or sooner upon a termination of employment by the Company without cause or by the grantee for good reason prior to such 18-month anniversary. As described above, in the event of a change of control of Noranda HoldCo prior to or on the 60-month anniversary of his commencement of employment, Mr. Smith would be entitled to full vesting of all time-vesting stock options and would have the right to re-sell his 100,000 purchased shares to us for no less than $8 million.

If on December 31, 2009, each of our named executive officers who was employed with us as of such date had been terminated under the circumstances described above giving rise to severance benefits under the severance plan (or with respect to Messrs. Smith, Lorentzen and Mahoney, terminated by the Company without cause or by the named executive officer for good reason), Messrs. Smith, Lorentzen, Mahoney, Brown, Gregston and Croft would have received cash severance amounts of approximately $1,125,000, $425,000, $375,000, $380,233, $499,082, and $369,824, respectively, under the severance plan (or, with respect to Messrs. Smith, Lorentzen and Mahoney pursuant to their term sheets). In the event that such termination had followed a “change of control” and that all time-vesting options had been settled based upon a price of $4.35 per share, the fair market value at December 31, 2009, then each of Messrs. Brown, Gregston and Croft would have received $10,728 in settlement of his time-vesting options. Mr. Smith, Mr. Lorentzen and Mr. Mahoney would have received $414,000, $152,663, and $178,800, respectively, in settlement of their time-vesting options. In addition, in the event that Mr. Smith’s employment as our CEO had been terminated by us due to his disability or death, he (or his estate) would have been entitled to 12 months of base salary, or $750,000, payable in a lump sum.

Director Compensation

Prior to the closing of the Apollo Acquisition, Apollo entered into a definitive and binding term sheet with Mr. Brooks, who was then serving as the Company’s CEO. Mr. Brooks retired from his position as CEO and President effective March 3, 2008, and now serves as Chairman of our Board of Directors. Mr. Brooks’ term sheet provides for a three-year term commencing as of the effective time of the Apollo Acquisition. Pursuant to the term sheet, Mr. Brooks is entitled to receive $300,000 per year until the third anniversary of the consummation of the Apollo Acquisition, subject to Mr. Brooks’ agreement to serve on the Company’s Board of Directors if requested by Apollo. Mr. Smith received no additional compensation for serving as a director of Noranda HoldCo. All other directors are paid under compensation schedules approved by the Board of Directors of Noranda HoldCo. None of our Directors associated with Apollo received compensation for their services as directors in 2009. However, as discussed below, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. received equity-based remuneration for making available certain non-employee Directors to the Company.

DIRECTOR COMPENSATION

The table below summarizes the compensation paid by the Company to each non-employee director for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Joshua J. Harris	—	—	—
Eric L. Press	—	—	—
Gareth Turner	—	—	—
M. Ali Rashid	—	—	—
Matthew H. Nord	—	—	—
Matthew R. Michelini	—	—	—
Scott Kleinman	—	—	—
Alan H. Schumacher	$101,000	—	$101,000
Thomas R. Miklich	$99,000	—	$99,000
Robert A. Kasdin	$87,000	—	$87,000
William Brooks	$300,000	—	$300,000

(1)

As described immediately below, Messrs. Harris, Press, Turner, Nord, Michelini and Kleinman received no compensation for their services in 2009. Rather, director fees were paid to Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. for making available for service our non-employee directors in 2009. As more fully described below, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. received $458,026 and $65,432, respectively, in retainers and fees in respect of Messrs. Harris, Press, Turner, Rashid, Nord, Michelini and Kleinman in 2009. As described above, Mr. Brooks received $300,000 for his services as a director in 2009 pursuant to the terms of his term sheet with Apollo.

(2)

As described immediately below, Messrs. Harris, Press, Turner, Nord, Michelini and Kleinman received no compensation for their services in 2009. Rather, options were granted to Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. in 2007 for making available for service our non-employee directors in future years (including 2009). As more fully described below, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. were granted 61,250 and 8,750 options, respectively, in respect of Messrs. Harris, Press, Turner, Rashid, Nord, Michelini and Kleinman in 2007.

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

Compensation Committee Interlocks and Insider Participation

Prior to December 7, 2007, our entire Board of Directors performed the functions of a Compensation Committee. Other than Messrs. Brooks and Smith, none of such directors has ever been one of our officers or employees. None of such directors during 2009 had any relationship that requires disclosure in this report as a transaction with a related person. During 2009, none of our executive officers served as a member of the Compensation Committee of another entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2009 for:

•	each person who beneficially owns more than 5% of our common stock;

•	each of our named executive officers;

•	each member of our Board of Directors; and

•	all of our executive officers and members of our Board of Directors as a group.

Name of Beneficial Owner(2)	Shares Beneficially Owned(1)
	Shares	%
Apollo Management, L.P. and affiliates(3)	21,490,000	97.9
Layle K. Smith	120,000	*
Kyle D. Lorentzen(4)	44,750	*
Robert Mahoney	30,000	*
Alan Brown	67,910	*
Keith Gregston	67,910	*
Scott Croft	67,910	*
Bill Brooks	92,670	*
Eric L. Press	—	—
Gareth Turner	—	—
M. Ali Rashid	—	—
Matthew H. Nord	—	—
Matthew R. Michelini	—	—
Scott Kleinman	—	—
Alan H. Schumacher	4,000	*
Thomas R. Miklich	4,000	*
Robert Kasdin	4,000	*
All executive officers and directors as a group (16 persons)	503,150	2.5

*	Less than 1%.
(1)

The amounts and percentages of interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these notes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated ownership interests. Beneficial ownership amounts for Messrs. Smith, Lorentzen, Brooks, Brown, Gregston, Croft, Schumacher, Miklich and Kasdin include 20,000, 5,000, 47,670, 42,910, 42,910, 42,910, 4,000, 4,000, and 4,000 shares, respectively, that may be acquired upon the exercise of options.

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

(4)

Does not include Mr. Lorentzen’s right, pursuant to his term sheet, to purchase, during his employment and upon one business day’s notice to us, an additional number of shares having a then-current fair market value of $115,000 for an aggregate purchase price of $115,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Security Holders Agreement

Noranda HoldCo, Apollo and those members of our management team who hold shares of common stock of Noranda HoldCo or options to acquire shares of common stock of Noranda HoldCo are parties to a security holders agreement that is intended, among other things, to provide for the orderly governance of Noranda HoldCo. The security holders agreement provides, among other things, that on certain transfers of common stock of Noranda HoldCo by Apollo, all other holders of common stock of Noranda HoldCo have the right to participate in such sale on a pro rata basis on the same terms; and that in connection with certain sales of Noranda HoldCo by Apollo, Apollo has the right to require all other holders to sell a pro rata portion of their shares on the same terms as Apollo in connection with such sale by Apollo. The security holders agreement also addresses other matters, such as the circumstances in which Apollo may demand registration under the Securities Act of 1933, as amended (“Securities Act”) and the terms on which other parties may participate in such registration.

Apollo Management Agreement and Transaction Fee

We entered into a management agreement with Apollo upon the closing of the Apollo Acquisition, pursuant to which Apollo provides us with management services. Under the management agreement, we pay Apollo an annual management fee of $2.0 million. The management agreement terminates on May 18, 2017. Apollo may terminate the management agreement at any time, in which case we will pay Apollo, as consideration for terminating the management agreement, the net present value of all management fees payable through the end of the term of the management agreement. In addition, Apollo is entitled to receive a transaction fee in connection with certain subsequent merger, acquisition, financing or similar transactions, in each case equal to 1% of the aggregate transaction value. The management agreement contains customary indemnification provisions in favor of Apollo, as well as expense reimbursement provisions with respect to expenses incurred by Apollo in connection with its performance of services thereunder. The terms and fees payable to Apollo under the management agreement were determined through arm’s-length negotiations between us and Apollo, and reflect the understanding of us and Apollo of the fair value for such services, based in part on market conditions and what similarly-situated companies have paid for similar services. We paid Apollo a $12.3 million fee for services rendered in connection with the Apollo Acquisition and reimbursed Apollo for certain expenses incurred in rendering those services.

Other Transactions

Apollo owns approximately 76% of Berry Plastics Corporation. We sell rolled aluminum products to subsidiaries of Berry Plastics under sales contracts which are renegotiated annually. The original contract was entered into prior to our affiliation with Apollo. Subsequent contracts were the result of arm’s-length negotiations and we believe they are on terms at least as favorable to us as those we could have obtained from unaffiliated third parties at the time. During the fiscal years ended December 31, 2007, 2008 and 2009 sales to these subsidiaries totaled $13.5 million, $8.7 million and $6.2 million, respectively. Mr. Smith, who became our CEO on March 3, 2008, was the Executive Director at Berry Plastics from April 2007 to December 2007. Mr. Lorentzen, who became our COO on May 8, 2008, was the Vice President of Corporate Development at Berry Plastics from April 2007 to May 2008.

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

Director Independence

As a privately held company, we are not required to have independent directors on our Board. However, our Board has determined that, under current New York Stock Exchange listing standards (which we are not currently subject to) and taking into account any applicable committee standards, Messrs. Schumacher, Miklich and Kasdin are independent directors. Messrs. Brooks and Smith are not considered independent under any general listing standards due to their current and past employment relationships with us, and Messrs. Press, Turner, Rashid, Nord, Michelini and Kleinman are not considered independent under any general listing standards due to their relationship with Apollo, our largest stockholder. As Apollo will continue to control a majority of our voting stock upon the closing of the offering, under New York Stock Exchange listing standards, we will qualify as a “controlled company” and, accordingly, are exempt from its requirements to have a majority of independent directors and a nominating/corporate governance committee and a compensation committee each composed entirely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is information relating to the aggregate fees billed by Ernst & Young LLP (“E&Y”) for professional services rendered for the following periods (in millions):

	2008	2009
	$	$
Audit fees	1.9	2.3
Audit-related fees	0.1	0.1
Tax fees	0.4	0.4

Total	2.4	2.8

Audit Fees

Audit fees represent the aggregate fees billed by E&Y for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting, for the reviews of the unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and for services normally provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements, including reviews of registration statements.

Audit-Related Fees

Audit-related fees were related to the performance of the audits of the financial statements of the Company’s employee benefit plans.

Tax Fees

Tax fees were related to services for tax compliance, tax planning and tax advice.

Pre-Approval Policies and Procedures

All of E&Y’s services and fees for 2008 and 2009 were pre-approved by the Audit Committee. The Audit Committee or the Board pre-approves all services by the Company’s independent registered public accounting firm. The Audit Committee has adopted a pre-approval process as outlined in the Audit Committee Charter that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by E&Y to the Company. The charter (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that E&Y’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

See Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

(a)	(2) Financial Statement Schedules

No financial schedules are required under the related instructions, or are inapplicable and therefore have been omitted.

(a)	(3) Exhibits

See the Index to Exhibits, which appear on pages 186 through 187 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION

By:	/s/ LAYLE K. SMITH
Name:	Layle K. Smith
Title:	President and Chief Executive Officer

Date: March 1, 2010

POWER OF ATTORNEY

Each of the undersigned directors and officers of Noranda Aluminum Holding Corporation hereby constitutes and appoints Layle K. Smith, Robert B. Mahoney and Alan K. Brown, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to execute any and all amendments to this annual report, and to cause the same to be filed with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and desirable to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Layle K. Smith Layle K. Smith	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010

/s/ Robert B. Mahoney Robert B. Mahoney	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2010

/s/ William H. Brooks William H. Brooks	Director	March 1, 2010

/s/ Eric L. Press Eric L. Press	Director	March 1, 2010

/s/ Gareth Turner Gareth Turner	Director	March 1, 2010

/s/ M. Ali Rashid M. Ali Rashid	Director	February 28, 2010

/s/ Matthew H. Nord Matthew H. Nord	Director	March 1, 2010

/s/ Matthew R. Michelini Matthew R. Michelini	Director	March 1, 2010

/s/ Scott Kleinman Scott Kleinman	Director	February 27, 2010

Signature	Title	Date

/s/ Alan Schumacher Alan Schumacher	Director	March 1, 2010

/s/ Thomas Miklich Thomas Miklich	Director	February 28, 2010

/s/ Robert Kasdin Robert Kasdin	Director	March 1, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
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
10.8

Form of Non Qualified Stock Option Agreement (Investor Director Providers) (incorporated by reference to Exhibit 10.8 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.9

Management Equity Investment and Incentive Term Sheet, dated February 22, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on April 11, 2008)

10.10

Non Qualified Stock Option Agreement, dated as of February 22, 2008, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.10 of Amendment No. 1 to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on April 11, 2008)

10.11

Management Equity Investment and Incentive Term Sheet, dated May 8, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Kyle D. Lorentzen (incorporated by reference to Exhibit 10.11 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

10.12†

Establishment Agreement, dated September 30, 2004, between the Government of Jamaica and St. Ann Bauxite Limited (incorporated by reference to Exhibit 10.12 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

Exhibit Number	Description
10.13

Special Mining Lease No. 165, dated October 1, 2004, granted by the Government of Jamaica to St. Ann Bauxite Limited (incorporated by reference to Exhibit 10.13 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

10.14

Alumina Purchase Agreement, dated as of November 2, 2004, by and between Gramercy Alumina LLC and Gramercy Alumina Holdings Inc. (incorporated by reference to Exhibit 10.14 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

10.15

Agreement, dated as of December 14, 2004, by and between Union Electric Company d/b/a AmerenUE and Noranda Aluminum, Inc. (incorporated by reference to Exhibit 10.15 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

10.16†

Letter Agreement (amending the Establishment Agreement), dated as of February 14, 2006, from St. Ann Bauxite Limited to Dr. Carlton Davis, Cabinet Secretary, Jamaica (incorporated by reference to Exhibit 10.16 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

10.17

Amendment to the Management Equity Investment and Incentive Term Sheet, dated November 12, 2009, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.18

Amended and Restated Non Qualified Stock Option Agreement, dated as of November 12, 2009, between Noranda Aluminum Holding Corporation and Kyle D. Lorentzen (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.19

Form of Amended and Restated Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.20

Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.21†

Letter Agreement (amending the Establishment Agreement), dated as of December 31, 2009, from Jamaica Bauxite Mining Limited to Noranda Bauxite Limited (incorporated by reference to Exhibit 10.21 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-1 filed on March 1, 2010)

21.1	List of Subsidiaries
23.1	Consent of CRU
24.1	Power of Attorney (included in signature pages)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer

†Certain portions of this document have been omitted pursuant to a confidential treatment request.