Form 10-Q
period 2010-03-31
Noranda Aluminum Holding CORP
filed 2010-05-05
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of April 30, 2010, there were 43,788,232 shares of Noranda common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Balance Sheets

(dollars expressed in thousands, except per share information)

(unaudited)

	December 31, 2009	March 31, 2010
	$	$
ASSETS
Current assets:
Cash and cash equivalents (includes $117 and $166 related to a consolidated VIE at December 31, 2009 and March 31, 2010, respectively)	167,236	31,543
Accounts receivable, net	86,249	113,115
Inventories (includes $11,813 and $10,515 related to a consolidated VIE at December 31, 2009 and March 31, 2010, respectively)	182,356	184,158
Derivative assets, net	68,036	53,939
Taxes receivable	730	997
Prepaid expenses	36,418	14,944
Other current assets	13,808	11,223

Total current assets	554,833	409,919

Property, plant and equipment, net (includes $36,911 and $36,423 related to a consolidated VIE at December 31, 2009 and March 31, 2010, respectively)	745,498	732,465
Goodwill	137,570	137,570
Other intangible assets, net	79,047	77,501
Long-term derivative assets, net	95,509	6,455
Other assets (includes $2,305 and $2,469 related to a consolidated VIE at December 31, 2009 and March 31, 2010, respectively)	85,131	84,430

Total assets	1,697,588	1,448,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $6,208 and $7,292 related to a consolidated VIE at December 31, 2009 and March 31, 2010, respectively)	69,912	76,698
Accrued liabilities (includes $3,583 and $6,148 related to a consolidated VIE at December 31, 2009 and March 31, 2010, respectively)	61,961	50,625
Accrued interest	167	321
Deferred tax liabilities	27,311	19,656
Current portion of long-term debt	7,500	–

Total current liabilities	166,851	147,300

Long-term debt, net	944,166	728,258
Pension and OPEB liabilities	106,393	112,554
Other long-term liabilities (includes $5,435 and $5,571 related to a consolidated VIE at December 31, 2009 and March 31, 2010, respectively)	55,632	60,018
Deferred tax liabilities	330,382	325,783
Common stock subject to redemption (200,000 shares at December 31, 2009 and March 31, 2010)	2,000	2,000
Shareholders’ equity:
Common stock (100,000,000 shares authorized; $0.01 par value; 43,752,832 shares issued and outstanding at December 31, 2009; 43,788,232 shares issued and outstanding at March 31, 2010, including 200,000 shares subject to redemption at December 31, 2009 and March 31, 2010)	436	436
Capital in excess of par value	16,123	16,588
Accumulated deficit	(75,123)	(75,178)
Accumulated other comprehensive income	144,728	124,581

Total Noranda shareholders’ equity	86,164	66,427
Noncontrolling interest	6,000	6,000

Total shareholders’ equity	92,164	72,427

Total liabilities and shareholders’ equity	1,697,588	1,448,340

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except per share information)

(unaudited)

	Three months ended March 31,
	2009	2010
	$	$
Sales	164,315	301,509
Operating costs and expenses:
Cost of sales	184,319	264,926
Selling, general and administrative expenses	22,226	29,001
Goodwill and other intangible asset impairment	43,000	—

	249,545	293,927

Operating income (loss)	(85,230)	7,582

Other (income) expenses:
Interest expense, net	15,874	9,247
(Gain) loss on hedging activities, net	(45,128)	(1,763)
Equity in net loss of investments in affiliates	44,050	—
(Gain) loss on debt repurchase	(152,208)	104

Total other (income) expenses	(137,412)	7,588

Income (loss) before income taxes	52,182	(6)
Income tax (benefit) expense	7,903	49

Net income (loss) for the period	44,279	(55)

Net income (loss) per share
Basic	$1.02	$(0.00)
Diluted	$1.02	$(0.00)
Weighted-average shares outstanding
Basic	43,483	43,768
Diluted	43,483	43,768

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Non- controlling interest	Total
	$	$	$	$		$
Balance, December 31, 2008	434	14,383	(176,497)	198,315	—	36,635

Net income	—	—	101,375	—	—	101,375
Components of other comprehensive income (loss):
Pension adjustment, net of tax benefit of $6,866	—	—	—	11,164	—	11,164
Unrealized gains on derivatives, net of taxes of $25,419	—	—	—	45,143	—	45,143
Reclassification of derivative amounts realized in net income, net of tax benefit of $54,394	—	—	—	(109,894)	—	(109,894)

Total comprehensive income	—	—	—	—	—	47,788
Noncontrolling interest	—	—	—	—	6,000	6,000
Repurchase of shares	—	(90)	—	—	—	(90)
Issuance of shares	2	290	(1)	—	—	291
Stock compensation expense	—	1,540	—	—	—	1,540

Balance, December 31, 2009	436	16,123	(75,123)	144,728	6,000	92,164

Net loss	—	—	(55)	—	—	(55)
Components of other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of taxes of $5,386	—	—	—	(9,410)		(9,410)
Reclassification of derivative amounts realized in net income, net of tax of $6,144	—	—	—	(10,737)		(10,737)

Total comprehensive income (loss)	—	—	—	—	—	(20,202)
Issuance of shares	—	76	—	—	—	76
Stock compensation expense	—	389	—	—	—	389

Balance, March 31, 2010	436	16,588	(75,178)	124,581	6,000	72,427

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2010
	$	$
OPERATING ACTIVITIES
Net income (loss)	44,279	(55)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,368	26,059
Non-cash interest expense	662	861
Loss on disposal of property, plant and equipment	2,429	1,505
Insurance proceeds applied to capital expenditures	(792)	—
Goodwill and other intangible asset impairment	43,000	—
(Gain) loss on hedging activities, net of cash settlements	(28,816)	12,771
Settlements from hedge terminations, net	50,389	58,702
(Gain) loss on debt repurchase	(152,208)	104
Equity in net loss of investments in affiliates	44,050	—
Deferred income taxes	15,424	47
Stock compensation expense	370	389
Changes in other assets	5,972	(271)
Changes in pension and other long-term liabilities	9,718	10,469
Changes in operating assets and liabilities:
Accounts receivable, net	13,067	(26,866)
Insurance receivable	(2,744)	—
Inventories	10,635	(1,802)
Taxes receivable	588	(243)
Other current assets	4,852	23,343
Accounts payable	(588)	6,786
Accrued liabilities and accrued interest	(10,444)	(11,182)

Cash provided by operating activities	75,211	100,617

INVESTING ACTIVITIES
Capital expenditures	(9,688)	(12,992)
Proceeds from insurance related to capital expenditures	792	—
Proceeds from sale of property, plant and equipment	—	36

Cash used in investing activities	(8,896)	(12,956)

FINANCING ACTIVITIES
Proceeds from issuance of shares	—	76
Repurchase of shares	(90)	—
Repayments on revolving credit facility	—	(215,930)
Repayment of long-term debt	—	(7,500)
Repurchase of debt	(50,503)	—

Cash used in financing activities	(50,593)	(223,354)

Change in cash and cash equivalents	15,722	(135,693)
Cash and cash equivalents, beginning of period	184,716	167,236

Cash and cash equivalents, end of period	200,438	31,543

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements represent the consolidation of Noranda Aluminum Holding Corporation and all companies that we directly or indirectly control (“Noranda,” “the Company,” “we,” “us,” and “our”). “Noranda HoldCo” refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements. In management’s opinion, the consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation.

We are a vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business consists of three reportable segments: primary aluminum products, alumina refining, and bauxite. These three segments are closely integrated and consist of an aluminum smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operations in St. Ann, Jamaica (Noranda Bauxite Limited, or “St. Ann”) and our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or “Gramercy”). New Madrid has annual production capacity of approximately 580 million pounds (263,000 metric tonnes). Our flat rolled products segment comprises our downstream business, which consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with our 2009 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2010 and our Form 8-K, filed with the SEC on April 26, 2010 to reflect the effects of a change in segments and a two-for-one stock split.

Net income (loss) per share

Basic net income (loss) per share is calculated as income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is calculated using the weighted-average outstanding common shares determined using the treasury stock method for options.

Power outage

In January 2009, an ice storm disrupted the power grid throughout Southeastern Missouri. The resulting power outage disabled two of New Madrid’s three production lines, initially reducing our daily production to 25% of pre-outage levels. This event had a substantial negative impact on our 2009 operating results, resulting in an average operating rate of 58% of capacity for the year. We reached a settlement with our insurance providers pursuant to which we collected approximately $67.5 million in the second and third quarters of 2009, and the smelter returned to operating at full capacity during first quarter 2010.

Joint Venture Transaction

Through August 31, 2009, we held a 50% interest in Gramercy and in St. Ann. Our investments in these noncontrolled entities, in which we had the ability to exercise equal or significant influence over operating and financial policies, were accounted for by the equity method. On August 3, 2009, we entered into an agreement with Century Aluminum Company (together with its subsidiaries, (“Century”) whereby we would become the sole owner of both Gramercy and St. Ann. The transaction closed on August 31, 2009 and is referred to as the “Joint Venture Transaction.”

Segment changes

We previously reported first quarter 2009 segment results in two segments: upstream (which included corporate expenses) and downstream. In August 2009, with the completion of the Joint Venture Transaction, we changed our segment reporting so that corporate was a separate segment, and Gramercy and St. Ann were included in the upstream segment.

During first quarter 2010, in connection with continued integration activities of our alumina refinery and our bauxite mining operations, we changed the composition of our reportable segments. Those integration activities included a re-evaluation of the financial information provided to our Chief Operating Decision Maker, as that term is defined in US GAAP. We have now identified five reportable segments, disaggregating the post-Joint Venture Transaction upstream segment into three segments: primary aluminum products, alumina refining and bauxite. The downstream segment will be referred to as the flat rolled products segment. Our corporate expenses are reflected in the corporate segment. All segment information presented herein has been revised to reflect the new structure. These segment changes had no impact on our historical consolidated financial position, results of operations or cash flows.

Stock split

On April 16, 2010, our Board of Directors approved a two-for-one split of our outstanding shares of Common Stock to be effected in the form of a stock dividend. Stockholders of record at the close of business on April 19, 2010, were issued one additional

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

share of Common Stock for each share owned by such stockholder as of that date. The additional shares were issued on April 20, 2010. The stock split increased the number of shares of Common Stock outstanding from approximately 21.9 million to approximately 43.8 million. Share and per-share amounts shown in the condensed consolidated financial statements and related footnotes reflect the split as though it occurred on January 1, 2009. The total number of authorized common shares and the per share par value thereof was not changed by the split.

2. JOINT VENTURE TRANSACTION

On August 31, 2009, we became the sole owner of both Gramercy and St. Ann. The results of operations related to Gramercy and St. Ann are included in our consolidated financial statements from the closing date of the transaction. Unaudited pro forma condensed statement of operations data is summarized below (in thousands):

	Pro Forma(1)	Actual
	Three months ended March 31,
	2009	2010
	$	$
Sales	202.7	301.5
Operating income (loss)	(102.1)	7.6
Net income (loss)	67.4	(0.1)

(1)

The unaudited pro forma condensed statement of operations data for the three months ended March 31, 2009 reflects our consolidated results of operations as if the Joint Venture Transaction had occurred January 1, 2009. These amounts have been calculated by adjusting the results of Gramercy and St. Ann to reflect the additional inventory cost, depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied on January 1, 2009, together with the consequential tax effects. The unaudited pro forma condensed statement of operations data is not intended to represent the consolidated results of operations we would have reported if the acquisition had been completed at January 1, 2009, nor is it necessarily indicative of future results.

Investment in affiliates

The results of operations of Gramercy and St. Ann have been included in our consolidated financial statements since the Joint Venture Transaction date, prior to which we held a 50% interest in Gramercy and in St. Ann and accounted for that interest using the equity method. Summarized financial information for the joint ventures, as recorded in their respective consolidated financial statements, at full value, prior to the Joint Venture Transaction is presented below.

Summarized income statement information is as follows:

Three months ended March 31, 2009
$
SABL to Gramercy	13,247
SABL to third parties	5,820
Gramercy to Company and joint venture partner	57,003
Gramercy to third parties	14,731

Net sales	90,801

Gross profit	6,590

Net income	6,314

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

These production changes led us to evaluate our investment in the joint ventures for impairment in first quarter 2009, which resulted in a $45.3 million write down ($39.3 million for St. Ann and $6.0 million for Gramercy). Impairment expenses are recorded within equity in net (income) loss of investments in affiliates in the consolidated statements of operations.

3. RESTRUCTURING

On February 26, 2010, we announced a workforce and business process restructuring in our U.S. operations. The U.S. workforce restructuring plan reduced headcount by 89 employees through a combination of voluntary retirement packages and involuntary terminations. Substantially all activities associated with this workforce reduction were completed as of February 26, 2010.

The following table summarizes the impact of the restructuring included in selling, general and administrative expenses in the accompanying consolidated statements of operations (in thousands):

Total restructuring charge(1)
$
Balance at December 31, 2009	4
2010 restructuring expense:
Corporate	285
Alumina refining	1,460
Primary aluminum products	1,871
Flat rolled products	915

Total	4,535
Benefits paid in 2010	(583)

Balance at March 31, 2010	3,952

(1)

One-time involuntary termination benefits were recorded in accrued liabilities on the consolidated balance sheets. This table does not include window benefits of which $1.6 million were recorded in pension liabilities and $0.3 million were recorded in other accrued liabilities on the consolidated balance sheets.

In connection with a decision to contract the substantial portion of our bauxite mining to third party contractors, on April 21, 2010, we announced a workforce reduction in our Jamaican bauxite mining operations. The workforce restructuring plan reduced headcount by approximately 160 employees through a combination of voluntary retirement packages and involuntary terminations. Substantially all activities associated with this workforce reduction were complete as of the date of the announcement. We estimate these actions will result in approximately $3 million to $4 million of pre-tax charges to be recorded in second quarter 2010, primarily due to one-time termination benefits and pension benefits.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Statements of operations (in thousands):

	Three months ended March 31,
	2009	2010
	$	$
Interest expense	15,897	9,277
Interest income	(23)	(30)

Interest expense, net	15,874	9,247

Statements of cash flows (in thousands):

	Three months ended March 31,
	2009	2010
	$	$
Cash paid for interest	6,568	2,451
Cash (refunded) paid for income taxes	(7,047)	100

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Cash	12,334	31,188
Money market funds	154,902	355

Total cash and cash equivalents	167,236	31,543

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. We place our temporary cash investments with high credit quality financial institutions, which include money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. At December 31, 2009 all cash balances, excluding the money market funds, were fully insured by the Federal Deposit Insurance Corporation (“FDIC”). At March 31, 2010, $3.2 million of the cash balance is fully insured by the FDIC. We consider our investments in money market funds to be available for use in our operations. We report money market funds at fair value, which approximates amortized cost.

6. INVENTORIES

We use the last-in-first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann are valued at weighted average cost. The components of our inventories were (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Raw materials, at cost	55,202	51,028
Work-in-process, at cost	50,720	59,418
Finished goods, at cost	24,638	25,095

Total inventory, at cost	130,560	135,541
LIFO adjustment(1)	23,348	22,219
Lower of cost or market (“LCM”) reserve	(7,892)	(7,711)

Inventory, at lower of cost or market	146,016	150,049
Supplies	36,340	34,109

Total inventories	182,356	184,158

(1)

Inventories at Gramercy and St. Ann are stated at weighted average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise 30.0% and 26.6% of total inventories, at cost, at December 31, 2009 and March 31, 2010, respectively.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. Non-current maintenance supplies are included in other assets in the accompanying consolidated balance sheets.

An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. Quarterly inventory determinations under LIFO are based on assumptions about projected inventory levels at the end of the year. During the year ended December 31, 2009, we recorded a LIFO loss of $10.8 million due to a decrement in inventory quantities.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets computed principally by the straight-line method for financial reporting purposes.

Property, plant and equipment, net consisted of the following (in thousands):

	Estimated useful lives	December 31, 2009	March 31, 2010
	(in years)	$	$
Land		30,578	31,611
Buildings and improvements	10 – 47	134,678	134,711
Machinery and equipment	3 – 50	779,723	784,588
Construction in progress	—	28,723	31,243

		973,702	982,153
Accumulated depreciation		(228,204)	(249,688)

Total property, plant and equipment, net		745,498	732,465

Cost of sales included depreciation expense of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended March 31, 2009	24,433
Three months ended March 31, 2010	23,495

Depreciation expense related to Gramercy and St. Ann was $7.4 million during the three months ended March 31, 2010. This increase in depreciation was offset entirely by decreased depreciation in our primary aluminum and flat rolled products segments due to certain fixed assets which became fully-depreciated in second quarter 2009.

8. GOODWILL

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events.

The following presents changes in the carrying amount of goodwill for the following periods (in thousands):

	Primary Aluminum		Flat Rolled Products
	Goodwill	Impairment losses	Goodwill	Impairment losses	Total
	$	$	$	$	$
Balance, December 31, 2008	137,570	—	130,706	(25,500)	242,776
Impairment loss	—	—	—	(105,206)	(105,206)

Balance, December 31, 2009	137,570	—	130,706	(130,706)	137,570

Balance, March 31, 2010	137,570	—	130,706	(130,706)	137,570

Impairments

During fourth quarter 2008, as the impact of the global economic contraction began to be realized, we recorded a $25.5 million impairment write-down of goodwill in the flat rolled products segment. In connection with the preparation of our consolidated financial statements for first quarter 2009, we concluded that it was appropriate to re-evaluate our goodwill and intangibles for potential impairment in light of the power outage at our New Madrid smelter and the accelerated deteriorations of demand volumes in both our upstream and downstream segments. Based on our interim impairment analysis during first quarter 2009, we recorded an impairment charge of $40.2 million on goodwill in the flat rolled product segment.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

9. OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Non-amortizable:
Trade names (indefinite life)	17,694	17,694
Amortizable:
Customer relationships (13.0 year weighted-average life)	69,468	69,468
Other (2.5 year weighted-average life)	2,309	2,309

	89,471	89,471
Accumulated amortization	(10,424)	(11,970)

Total intangible assets, net	79,047	77,501

We recognized in amortization expense related to intangible assets the following amounts in each period (in thousands):

Quarter-to-date	$
Three months ended March 31, 2009	935
Three months ended March 31, 2010	1,546

Impairments

As part of our interim impairment analysis of intangible assets during first quarter 2009 discussed in Note 8, “Goodwill,” we recorded an impairment charge of $2.8 million related to the indefinite-lived trade names in the flat rolled product segment.

10. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Trade	86,451	113,265
Allowance for doubtful accounts	(202)	(150)

Total accounts receivable, net	86,249	113,115

Other current assets consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Current deferred tax asset	5,911	5,194
Employee loans receivable, net	2,083	2,182
Other current assets	5,814	3,847

Total other current assets	13,808	11,223

Other assets consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Deferred financing costs, net of amortization	17,859	16,812
Cash surrender value of life insurance	22,775	22,930
Pension assets (see Note 13)	6,543	6,704
Restricted cash (see Note 17)	10,708	10,703
Supplies	17,045	16,951
Other	10,201	10,330

Total other assets	85,131	84,430

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Accrued liabilities consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Compensation and benefits	31,752	18,226
Workers’ compensation	4,822	4,667
Asset retirement obligations (see Note 17)	1,600	1,892
Land obligation (see Note 17)	2,552	2,309
Reclamation obligation (see Note 17)	1,698	1,766
Environmental remediation obligation (see Note 20)	1,317	1,317
Obligations to the Government of Jamaica (see Note 17)	4,929	3,440
Pension and OPEB liabilities	454	454
One-time involuntary termination benefits	4	3,952
Other	12,833	12,602

Total accrued liabilities	61,961	50,625

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Reserve for uncertain tax positions	10,090	10,168
Workers’ compensation	9,485	9,495
Asset retirement obligations (see Note 17)	11,842	12,005
Land obligation (see Note 17)	5,104	4,787
Reclamation obligation (see Note 17)	7,244	7,380
Environmental remediation obligation (see Note 20)	3,046	3,034
Deferred interest payable	2,894	8,494
Deferred compensation and other	5,927	4,655

Total other long-term liabilities	55,632	60,018

Accumulated other comprehensive income consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Net unrealized gains (losses) on cash flow hedges, net of taxes of $113,361 and $101,830, respectively	199,031	178,884
Pension and OPEB adjustments, net of tax benefit of $32,212 and $32,212, respectively	(54,303)	(54,303)

Total accumulated other comprehensive income	144,728	124,581

11. RELATED PARTY TRANSACTIONS

The Apollo Acquisition was consummated on May 18, 2007, when Noranda AcquisitionCo acquired the Noranda aluminum business of Xstrata (Schweiz) A.G., or “Xstrata,” by acquiring the stock of a subsidiary of Xstrata. In connection with the Apollo Acquisition, we entered into a management consulting and advisory services agreement with Apollo for the provision of certain structuring, management and advisory services for an initial term ending on December 31, 2018. Terms of the agreement provide for annual fees of $2.0 million, payable in one lump sum annually. We expense approximately $0.5 million of such fees each quarter within selling, general and administrative expenses in our consolidated statements of operations. Apollo may terminate the management agreement at any time, in which case we will pay Apollo, as consideration for terminating the management agreement, the net present value of all management fees payable through the end of the term of the management agreement. The amount due upon such a termination at March 31, 2010 would have been approximately $13.0 million.

We sell flat rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in thousands):

Quarter-to-date	$
Three months ended March 31, 2009	1,171
Three months ended March 31, 2010	3,521

We purchase alumina from Gramercy. Until the Joint Venture Transaction on August 31, 2009, Gramercy was our 50% owned joint venture, and purchases of alumina from Gramercy were considered related party transactions. Related party purchases from Gramercy prior to the Joint Venture Transaction were as follows (in thousands):

$
Three months ended March 31, 2009	27,758

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

12. LONG-TERM DEBT

The carrying values and fair values of our outstanding debt were as follows (in thousands):

	December 31, 2009			March 31, 2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Noranda Hold Co:
Senior Floating Rate Notes due 2014 (“HoldCo Notes”)(1)(2)	63,597	41,338	7.02	63,619	47,077	7.02
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (“AcquisitionCo Notes”)(2)	344,068	264,932	5.27	344,068	271,815	5.27
Term B loan due 2014	328,071	328,071	2.23	320,571	320,571	2.25
Revolving credit facility(3)	215,930	215,930	2.23	—	—	—

Total debt, net(1)	951,666			728,258
Less: current portion	(7,500)			—

Long-term debt, net(1)	944,166			728,258

(1)	Net of unamortized discount of $499 and $477 at December 31, 2009 and March 31, 2010, respectively.
(2)	We have notified the trustee for the AcquisitionCo and HoldCo Notes of our election to pay the May 15, 2010 interest payment entirely in kind.
(3)	As of March 31, 2010, outstanding letters of credit on the revolving credit facility totaled $26.5 million, and at that date, we had $216.2 million of available borrowings.

(Gain) loss on debt repurchase

We repaid $7.5 million and $215.9 million of outstanding principal balances on the term B loan and revolving credit facility, respectively, during the three months ended March 31, 2010. During the three months ended March 31, 2009, we repurchased $147.6 million and $58.1 million principal aggregate amount of our HoldCo and AcquisitionCo Notes, respectively. (Gain) loss on debt repurchases consisted of the following (in thousands):

	Three months ended March 31, 2009		Three months ended March 31, 2010
	HoldCo Notes	AcquisitionCo Notes	Term B loan
	$	$	$
Net carrying amount of debt repurchased or repaid(1)	(145,525)	(58,092)	(7,396)
Amount paid to repurchase debt	36,325	15,084	7,500

(Gain) loss on debt repurchase	(109,200)	(43,008)	104

(1)	Net carrying amount includes principal balance and accrued interest, net of any unamortized discount and deferred financing fees.

13. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

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

On February 26, 2010, we announced a workforce and business process restructuring in our U.S. operations (see Note 3, “Restructuring”). In conjunction with the restructuring, we offered special voluntary termination benefits (“window benefits”) to employees that met certain criteria for early retirement. For the three months ended March 31, 2010, we recorded $1.6 million of window benefits for eligible employees who accepted the offer.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Net periodic benefit costs comprised the following (in thousands):

	Noranda Pension		Noranda OPEB
	Three months ended March 31,		Three months ended March 31,
	2009	2010	2009	2010
	$	$	$	$
Service cost	2,234	2,262	34	60
Interest cost	4,350	4,417	105	111
Expected return on plan assets	(3,100)	(3,268)	—	—
Actuarial (gain) loss	1,436	1,860	(10)	(16)
Prior service cost	66	86	—	—
Settlement and termination benefits	114	1,630	—	—

Net periodic cost	5,100	6,987	129	155

	St. Ann Pension	St. Ann OPEB
	Three months ended March 31, 2010	Three months ended March 31, 2010
	$	$
Service cost	135	59
Interest cost	481	208
Expected return on plan assets	(685)	—
Actuarial gain	25	—

Net periodic cost	(44)	267

Employer contributions

Required contributions approximate $3.6 million, $0.3 million, and $0.3 million for the Noranda pension plans, the St. Ann pension and OPEB plans, and the Noranda OPEB plans, respectively in 2010. During the three months ended March 31, 2010, we contributed $1.0 million to the Noranda pension plans, and $0.1 million to the St. Ann pension plan. We may elect to contribute additional funds to the plans in order to maintain an Adjusted Funding Target Attainment Percentage (“AFTAP”) under the Pension Protection Act of 2006 of 80%.

14. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS

Noranda long-term incentive plan

In connection with the April 2010 stock split, the number of shares of common stock reserved for issuance to employees and non-employee directors under our 2007 Long-Term Incentive Plan (the “Incentive Plan”) increased from 1,900,000 shares to 3,800,000 shares. Of this amount at March 31, 2010, employees owned 948,232 shares and there were 2,216,432 option grants outstanding. The remaining 635,336 shares remained available for issuance.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The summary of our stock option activity and related information is as follows (in thousands):

	Employee Options and Non-Employee Director Options		Investor Director Provider Options
	Common shares	Weighted average exercise price	Common shares	Weighted average exercise price
Outstanding–December 31, 2009	2,129,890	$1.53	140,000	$9.00
Granted	35,400	2.18	—	—
Modified	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited or cancelled	(2,858)	1.14	—	—

Outstanding–March 31, 2010	2,162,432	$1.82	140,000	$9.00

Fully vested – end of period (weighted average remaining contractual term of 7.1 and 7.6 years, respectively)	967,504	$2.09	140,000	$9.00

Currently exercisable – end of period (weighted average remaining contractual term of 7.1 and 7.6 years, respectively)	881,684	$2.10	140,000	$9.00

The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model. The following summarizes information concerning stock option grants:

Three months ended March 31, 2010
Expected price volatility	90.9%
Risk-free interest rate	3.1%
Weighted average expected lives in years	7.5
Weighted average fair value	$1.76
Forfeiture rate	—
Dividend yield	—

We recorded stock compensation expense of the following amounts (in thousands):

Quarter-to-date	$
Three months ended March 31, 2009	370
Three months ended March 31, 2010	389

As of March 31, 2010, total unrecognized stock compensation expense related to non-vested stock options was $7.0 million with a weighted average expense recognition period of 4.6 years. At March 31, 2010, the expiration of a Company-call feature related to certain fully-vested options upon a qualified public offering would have resulted in the immediate recognition of $2.1 million of compensation expense.

15. INCOME TAXES

The provision for income taxes resulted in an effective tax rate of (816.7)% for the three months ended March 31, 2010, compared with an effective tax rate of 15.1% for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits, and the effective tax rate for the three months ended March 31, 2009 was primarily impacted by state income taxes, equity method investee income and goodwill impairment.

As of March 31, 2010 and December 31, 2009, we had unrecognized income tax benefits (including interest) of approximately $11.6 million and $11.5 million, respectively (of which approximately $7.6 million and $7.5 million, respectively, if recognized, would favorably impact the effective income tax rate). It is expected that the unrecognized tax benefits may change in the next twelve months; however, due to Xstrata’s indemnification of us for tax obligations related to periods ending on or before the acquisition date, we do not expect the change to have a significant impact on our results of operations or our financial position.

In April 2009, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata indemnified us for tax obligations related to periods ending on or before the acquisition date. Therefore, we do not anticipate that the IRS examination will have a material impact on our financial statements.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

16. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.

•

Fixed-price aluminum swaps. In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the primary aluminum products segment through the use of fixed-price aluminum sale swaps. During first quarter 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable market position of our fixed-price aluminum sale swaps. In March 2009, we entered into a hedge settlement agreement with Merrill Lynch to provide a mechanism for us to monetize our favorable net fixed-price swap positions to fund debt repurchases, subject to certain limitations. The average margin per pound locked in was $0.39 at March 31, 2009.

To the extent we have entered into fixed-price aluminum purchase swaps, the fixed-price aluminum sale swaps are no longer hedging our exposure to price risk.

•

Variable-price aluminum swaps. We also enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable-price aluminum swap contracts with various brokers, typically for terms not greater than one year.

•

Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price.

•

Interest rate swaps. We have floating-rate debt, which is subject to variations in interest rates. We have entered into an interest rate swap agreement to limit our exposure to floating interest rates for the periods through November 15, 2011.

As of March 31, 2010, our outstanding hedges were as follows:

Aluminum swaps—fixed-price

	Average hedged price per pound	Pounds hedged annually
Year	$	(in thousands)
Sale swaps
2010	1.06	217,906
2011	1.19	101,976

		319,882

Offsetting purchase swaps
2010	0.70	183,948
2011	0.74	61,244

		245,192

Aluminum swaps—variable-price

	Average hedged price per pound	Pounds hedged annually
Year	$	(in thousands)
2010	0.91	33,115
2011	1.06	3,194

		36,309

Natural gas swaps

	Average price per million BTU’s	Million BTU’s hedged annually
Year	$	(in thousands)
2010	7.30	6,009
2011	7.28	8,048
2012	7.46	8,092

		22,149

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Interest rate swaps

	Hedged Rate	Variable Rate Debt Hedged
		$ (in thousands)
May 15, 2010	4.98%	250,000
November 15, 2010	4.98%	250,000
May 15, 2011	4.98%	100,000
November 15, 2011	4.98%	100,000

We recognize all derivative instruments as either assets or liabilities at fair value in our balance sheet. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Aluminum swaps–fixed-price	196,602	115,403
Aluminum swaps–variable-price	6,094	5,329
Interest rate swaps	(13,312)	(14,478)
Natural gas swaps	(25,839)	(45,860)

Total	163,545	60,394

Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master arrangement does not require us to post additional collateral, or cash margin. We present the fair values of derivatives where Merrill Lynch is the counterparty in a net position on the consolidated balance sheet as a result of our master netting agreement. The following is a presentation of the gross components of our net derivative balances (in thousands):

	December 31, 2009	March 31, 2010
	$	$
Current derivative assets	96,663	94,943
Current derivative liabilities	(28,627)	(41,004)

Current derivative assets, net	68,036	53,939

Long-term derivative assets	113,026	34,269
Long-term derivative liabilities	(17,517)	(27,814)

Long-term derivative asset, net	95,509	6,455

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not:

	As of December 31, 2009				As of March 31, 2010
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Aluminum swaps–fixed-price	—	—	202,726	(6,124)	—	—	123,752	(8,349)
Aluminum swaps–variable-price	—	—	6,179	(85)	—	—	5,460	(131)
Interest rate swaps	—	—	—	(13,312)	—	—	—	(14,478)
Natural gas swaps	784	(3,608)	—	(23,015)	—	(17,710)	—	(28,150)

Total	784	(3,608)	208,905	(42,536)	—	(17,710)	129,212	(51,108)

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

•

Aluminum swaps—fixed price. From January 1, 2008 to January 29, 2009, fixed price aluminum swaps were designated and qualified as cash flow hedges. As a result of the New Madrid power outage in January 2009, management concluded that certain hedged sale transactions were no longer probable of occurring, and we discontinued hedge accounting for all our aluminum fixed-price sale swaps on January 29, 2009. At that date, amounts were frozen in AOCI until such time as they are reclassified into earnings in the period the hedged sales occur, or until it is determined that the original forecasted sales are probable of not occurring.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

•

Natural gas swaps. We entered into certain natural gas contracts during the fourth quarter of 2009 that qualified for and were designated as cash flow hedges based on a portion of estimated consumption of natural gas.

The following table presents the net amount of unrealized gains (losses) on cash flow hedges that were reported as a component of AOCI at March 31, 2010, and the expected timing of those amounts being reclassified into earnings:

	Amounts expected to be reclassified into earnings		Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI at March 31, 2010
	April 1, 2010 to March 31, 2011	Thereafter
	$	$	$
Aluminum swaps—fixed-price	88,259	210,163	298,422
Natural gas swaps	(5,795)	(11,913)	(17,708)

Total	82,464	198,250	280,714

Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gains (losses) on hedging activities in the consolidated statements of operations. The following table presents how our hedging activities affected our consolidated statements of operations for each period.

	Derivatives qualified as hedges		Derivatives not qualified as hedges
	Amount reclassified from AOCI	Hedge ineffectiveness	Change in fair value	Total
	$	$	$	$
Three months ended March 31, 2009:
Aluminum swaps—fixed-price	(55,864)	(69)	10,805	(45,128)
Aluminum swaps—variable price	—	—	—	—
Interest rate swaps	—	—	—	—
Natural gas swaps	—	—	—	—

Total	(55,864)	(69)	10,805	(45,128)

Three months ended March 31, 2010:
Aluminum swaps—fixed-price	(17,172)		4,804	(12,368)
Aluminum swaps—variable price	—	—	276	276
Interest rate swaps	—	—	1,166	1,166
Natural gas swaps	291	35	8,837	9,163

Total	(16,881)	35	15,083	(1,763)

17. RECLAMATION, LAND, AND ASSET RETIREMENT OBLIGATIONS

Reclamation obligation

St. Ann has a reclamation obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. At March 31, 2010, the current and long-term portions of the reclamation obligation of $1.8 million and $7.4 million are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a reconciliation of the aggregate carrying amount of the reclamation obligation at St. Ann (in thousands):

Three months ended March 31, 2010
$
Balance, December 31, 2009	8,942
Additional liabilities incurred	627
Liabilities settled	(423)

Balance, March 31, 2010	9,146

Land obligation

In cases where land to be mined is privately owned, St. Ann offers to purchase the residents’ homes for cash, relocate the residents to another area, or a combination of these two options. These costs are recorded as liabilities as incurred. At March 31, 2010 the current and long-term portions of the land obligation of $2.3 million and $4.8 million are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.

Asset retirement obligations

Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of red mud wastes from its refining process.

The current portion of the liability of $1.6 million and $1.9 million at December 31, 2009 and March 31, 2010, respectively relates to the disposal of spent pot-liners at New Madrid and is recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $11.8 million and $12.0 million at December 31, 2009 and March 31, 2010, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

The following is a reconciliation of the aggregate carrying amount of liabilities for the asset retirement obligations (in thousands):

Three months ended March 31, 2010
$
Balance, December 31, 2009	13,442
Additional liabilities incurred	419
Liabilities settled	(210)
Accretion expense	246

Balance, March 31, 2010	13,897

At December 31, 2009 and March 31, 2010, we had $6.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheet. The remaining restricted cash relates primarily to funds for workers’ compensation claims.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

18. NONCONTROLLING INTEREST

Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the GOJ holds 51% interest. NJBP mines bauxite, approximately 50% of which is sold to Gramercy, with the balance sold to third parties.

We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from St. Ann (royalties, production and asset usage fees, etc.). Therefore, we consolidate NJBP into our financial statements beginning with the date of the Joint Venture Transaction. On January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2009-17, “Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”). ASU 2009-17 amends consolidation guidance for determining which enterprise, if any, is the primary beneficiary of a variable interest entity (“VIE”) and is therefore required to consolidate a VIE by replacing a quantitative approach with a qualitative approach. The qualitative approach is focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The adoption of ASU 2009-17 did not change our previous conclusion that St. Ann is NJBP’s primary beneficiary, and therefore did not have an effect on our financial statements at the date of adoption.

Due to the consolidation of NJBP, we reflected the following amounts in our balance sheet (in thousands):

	December 31, 2009			March 31, 2010
	NJBP Balances	Impact of Eliminations	Impact on Consolidated Statements	NJBP Balances	Impact of Eliminations	Impact on Consolidated Statements
	$	$	$	$	$	$
Cash and cash equivalents	117	—	117	166	—	166
Accounts receivable	12,393	(12,393)	—	13,708	(13,708)	—
Inventories, consisting of maintenance supplies inventory and fuel	11,813	—	11,813	10,515	—	10,515
Property, plant and equipment	36,911	—	36,911	36,423	—	36,423
Other assets	2,305	—	2,305	2,469	—	2,469
Accounts payable and accrued liabilities	(43,621)	36,547	(7,074)	(43,161)	32,506	(10,655)
Environmental, land and reclamation liabilities	(8,152)	—	(8,152)	(8,356)	—	(8,356)
Noncontrolling interest (at 51%)	(6,000)	—	(6,000)	(6,000)	—	(6,000)

St. Ann’s net investment and advances to NJBP	5,766	24,154	29,920	5,764	18,798	24,562

The liabilities recognized as a result of consolidating NJBP do not represent additional claims on our general assets. NJBP’s creditors have claims only on the specific assets of NJBP and St. Ann. Similarly, the assets of NJBP we consolidate do not represent additional assets available to satisfy claims against our general assets.

St. Ann receives bauxite from NJBP at cost, excluding certain mining lease fees; therefore, NJBP operates at breakeven. Further, all returns to the GOJ are provided through the payments from St. Ann under the various fees, levies, and royalties. In these circumstances, no portion of NJBP’s net income (loss) or consolidated comprehensive income (loss) is allocated to the noncontrolling interest. We do not expect the balance of the non-controlling interest to change from period-to-period unless there is an adjustment to the fair value of inventory or property, plant and equipment, as may occur in a LCM or asset impairment scenario.

19. NET INCOME (LOSS) PER SHARE

We present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is calculated as net income (loss) available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average outstanding common shares determined using the treasury stock method for options (in thousands, except per share).

	Three months ended March 31,
	2009	2010
Net income (loss)	$44,279	$(55)

Weighted-average common shares outstanding:
Basic	43,483	43,768
Effect of diluted securities	—	—

Diluted	43,483	43,768

Basic EPS	$1.02	$(0.00)

Diluted EPS	$1.02	$(0.00)

Certain stock options whose terms and conditions are described in Note 14, “Shareholders’ Equity and Share-Based Payments,” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented: for the three months ended March 31, 2009 – 1,697,700; for the three months ended March 31, 2010 – 2,302,432.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

20. COMMITMENTS AND CONTINGENCIES

Labor commitments

We are a party to six collective bargaining agreements that expire at various times. Agreements with two unions at St. Ann expire in May and December 2010, respectively. We are in the process of formalizing recognition of a third union at St. Ann. Our agreement with the union at Gramercy expires in September 2010. All other collective bargaining agreements expire within the next five years. During 2009, we received a claim from the United and Allied Workers Union (“UAWU”) in Jamaica which alleges that we failed to properly negotiate with the union in advance of declaring approximately 150 UAWU members redundant. We are contesting the claim vigorously and believe that our position will prevail. As such, we have not recorded a liability related to this allegation.

Legal contingencies

We are a party to legal proceedings incidental to our business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect our financial position, results of operations, and cash flows.

Environmental matters

In addition to our asset retirement obligations discussed in Note 17, “Reclamation, Land and Asset Retirement Obligations,” we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of March 31, 2010, we recorded undiscounted liabilities of $1.3 million and $3.0 million in accrued liabilities and other long-term liabilities, respectively, for remediation of Gramercy’s known environmental conditions. Approximately two-thirds of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represent monitoring costs which will be incurred ratably over a thirty year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on cost. No other responsible parties are involved in any ongoing environmental remediation activities. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws or regulations. Such future requirements may result in liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.

Production Levy

At the end of 2009, we and the GOJ reached an agreement setting the fiscal regime structure for St. Ann’s bauxite mining operations through December 31, 2014. The agreement covers the fiscal regime, as well as commitments for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. We continue to meet with GOJ to finalize a definitive agreement on the fiscal structure, and we believe that final agreement on the few remaining open items will be reached within the first half of 2010. If we are unable to finalize definitive documentation consistent with that agreement, possible revisions could result in a net increase in our costs.

Guarantees

In connection with the 2005 disposal of a former subsidiary, American Racing Equipment of Kentucky, Inc (“ARE”), we guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, Mexico. The leases have various expiration dates that extend through December 2011. Since March 2008, we were released from the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligations. As of March 31, 2010 the remaining maximum future payments under these lease obligations totaled approximately $1.1 million. We have concluded that it is not probable that we will be required to make payments pursuant to these guarantees and we have not recorded a liability for these guarantees. Further, ARE’s purchaser has indemnified us for all losses associated with the guarantees.

Power Contract

On July 24, 2009, Ameren, Missouri’s largest electric utility, which provides electric service to our New Madrid smelter, petitioned the Missouri Public Service Commission (“MoPSC”) for a general rate increase across all customer categories, including Noranda. We expect a ruling from the Missouri Public Service Commission not later than June 21, 2010, at which date the new rates would become effective. The current rate case contemplates an approximate 13% rate increase and, if Ameren is fully successful in its rate request, New Madrid’s costs will increase by as much as $18 million annually.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

21. FAIR VALUE MEASUREMENTS

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

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Valuations on a recurring basis

The table below sets forth by level within the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	$	$	$	$
Cash equivalents	31,543	—	—	31,543
Derivative assets	—	129,212	—	129,212
Derivative liabilities	—	(68,818)	—	(68,818)
Pension plan assets:
Equity securities:
Large capitalization	59,876	—	—	59,876
Small capitalization	31,663	—	159	31,822
Global mid-capitalization blend	51,587	—	—	51,587
Global equity and other	5,526	937	—	6,463
Fixed income securities:
Global government bonds	24,495	—	—	24,495
Government of Jamaica bonds	8,699	2,812	—	11,511
Global corporate bonds	15,389	—	—	15,389
Mortgage-backed securities	12,651	—	—	12,651
Other	23,716	—	—	23,716
Cash and cash equivalents	5,061	1,463	—	6,524

Total	270,206	65,606	159	335,971

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

Fair value of goodwill and tradenames are classified as Level 3 within the hierarchy, as their fair values are measured using management’s assumptions about future profitability and cash flows. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows. We believe this reflects the best estimates at March 31, 2009, the date the valuations were performed. Key assumptions used to determine discounted cash flow valuations at March 31, 2009 include: (a) cash flow periods of seven years; (b) terminal values based upon long-term growth rates ranging from 1.5% to 2.0%; and (c) discount rates based on a risk-adjusted weighted average cost of capital ranging from 12.5% to 13.8%.

Pension plan assets were valued based upon the fair market value of the underlying investments. The majority of plan assets are invested in debt and equity securities traded in active markets, and are classified within Level 1. Certain investments do not have guaranteed liquidity, and are therefore classified as Level 2. Our investment in a small capitalization equity fund that has underlying investments for which significant unobservable inputs were used to determine fair value is classified as Level 3 within the hierarchy. The fair value of the underlying investments are measured based on the original transaction price or recent transactions involving the same or similar instruments. The fair value measurement of investments classified as Level 3 may also reflect adjustments for illiquidity or non-transferability of the underlying investments.

In Note 12, “Long-Term Debt,” we disclose the fair values of our debt instruments. Those fair values are classified as Level 2 within the hierarchy. While the senior floating rate notes due 2014 and 2015 have quoted market prices, we do not believe transactions on those instruments occur in sufficient enough frequency or volume to warrant a Level 1 classification. Further, the fair values of the term B loan and revolving credit facility are based on interest rates available at each balance sheet date, resulting in a Level 2 classification as well.

22. SEGMENTS

We manage and operate our business segments based on the markets we serve and the products and services provided to those markets. We evaluate performance and allocate resources based on profit from operations before income taxes.

We previously reported first quarter 2009 segment results in two segments: upstream (which included corporate expenses) and downstream. In August 2009, with the completion of the Joint Venture Transaction, we changed our segment reporting so that corporate was a separate segment, and Gramercy and St. Ann were included in the upstream segment.

During first quarter 2010, in connection with continued integration activities of our alumina refinery and our bauxite mining operations, we changed the composition of our reportable segments. Those integration activities included a re-evaluation of the financial information provided to our Chief Operating Decision Maker, as that term is defined in US GAAP. We have now identified five reportable segments, disaggregating the post-Joint Venture Transaction upstream segment into three segments: primary aluminum products, alumina refining and bauxite. The downstream segment will be referred to as the flat rolled products segment. Our corporate expenses are reflected in the corporate segment. All segment information presented herein has been revised to reflect the new structure. These segment changes had no impact on our historical consolidated financial position, results of operations or cash flows.

Our bauxite segment mines and produces the bauxite used for alumina production at our Gramercy refinery, and the remaining bauxite not taken by the refinery is sold to a third party. Our alumina refining segment chemically refines and converts

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

bauxite into alumina, which is the principal raw material used in the production of primary aluminum products. The Gramercy refinery is the source for the vast majority of our New Madrid smelter’s alumina requirements. The remaining alumina production at the Gramercy refinery that is not taken by New Madrid is in the form of smelter grade alumina and alumina hydrate, or chemical grade alumina, and is sold to third parties. The primary aluminum products segment produces value-added aluminum products in several forms: billet, used mainly for building construction, architectural and transportation applications; rod, used mainly for electrical applications and steel deoxidation; value-added sow, used mainly for aerospace; and foundry, used mainly for transportation. In addition to these value-added products, we produce commodity grade sow, the majority of which is used in our rolling mills. Our flat rolled products segment has rolling mill facilities whose major foil products are: finstock, used mainly for the air conditioning, ventilation and heating industry, and container stock, used mainly for food packaging, pie pans and convenience food containers.

Geographic Region Information

Substantially all of our sales are within the United States. Sales whose country of origin was outside of the United States represented less than 5% of our consolidated sales in 2009 and 2010. All long-lived assets are located in the United States except those assets of our St. Ann bauxite mine comprising $52.9 million at December 31, 2009 and $51.7 million at March 31, 2010, which are located in Jamaica. The following tables summarize the operating results and assets of our reportable segments (in thousands):

	Three months ended March 31, 2009(1)
	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	67,082	97,233	—	—	164,315
Intersegment	8,218	—	—	(8,218)	—

	75,300	97,233	—	(8,218)	164,315

Costs and Expenses:
Cost of sales	101,050	91,487	—	(8,218)	184,319
Selling, general and administrative expenses	10,242	3,494	8,490	—	22,226
Goodwill and other intangible asset impairment	—	43,000	—	—	43,000

	111,292	137,981	8,490	(8,218)	249,545

Operating income (loss)	(35,992)	(40,748)	(8,490)	—	(85,230)

Interest expense, net					15,874
(Gain) loss on hedging activities, net					(45,128)
Equity in net (income) loss of investments in affiliates					44,050
(Gain) loss on debt repurchase					(152,208)

Income before income taxes					52,182

Depreciation and amortization	19,108	6,194	66	—	25,368
Capital expenditures	8,214	1,176	298	—	9,688

(1)	Our bauxite and alumina refining segments are presented subsequent to the Joint Venture Transaction, prior to which the results of Gramercy and St. Ann were reported using the equity method.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three months ended March 31, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	14,878	53,859	107,018	125,754	—	—	301,509
Intersegment	12,677	37,750	26,530	—	—	(76,957)	—

	27,555	91,609	133,548	125,754	—	(76,957)	301,509

Costs and Expenses:
Cost of sales	19,711	87,601	115,500	119,071	—	(76,957)	264,926
Selling, general and administrative expenses	3,328	3,786	7,465	4,762	9,660	—	29,001

	23,039	91,387	122,965	123,833	9,660	(76,957)	293,927

Operating income (loss)	4,516	222	10,583	1,921	(9,660)	—	7,582

Interest expense, net							9,247
(Gain) loss on hedging activities, net							(1,763)
(Gain) loss on debt repurchase							104

Income (loss) before income taxes							(6)

Depreciation and amortization	3,039	5,381	12,191	5,237	211	—	26,059
Capital expenditures	1,534	1,609	7,512	1,822	515	—	12,992

	December 31, 2009	March 31, 2010
	$	$
Segment assets:
Bauxite	125,168	129,046
Alumina refining	237,886	216,430
Primary aluminum products	612,099	608,666
Flat rolled products	382,601	394,829
Corporate	373,645	124,231
Eliminations	(33,811)	(24,862)

Total assets	1,697,588	1,448,340

23. SUBSIDIARY ISSUER OF GUARANTEED NOTES

On May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015 (“the AcquisitionCo Notes”). The AcquisitionCo Notes are senior unsecured obligations of Noranda AcquisitionCo, and are fully and unconditionally guaranteed on a joint and several basis by the parent company, Noranda HoldCo, and by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB Capital LLC (“NHB”), a 100%-owned subsidiary of Noranda AcquisitionCo, is not a guarantor of the senior secured credit facilities, and is therefore not a guarantor of the AcquisitionCo Notes. St. Ann is also not a guarantor of the AcquisitionCo Notes, as St. Ann is a foreign subsidiary.

The following unaudited consolidating financial statements present separately the financial condition and results of operations and cash flows (condensed) for Noranda HoldCo (as parent guarantor), Noranda AcquisitionCo (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors (NHB and St. Ann) and eliminations. These unaudited consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”.

The accounting policies used in the preparation of these unaudited consolidating financial statements are consistent with those found elsewhere in the unaudited condensed consolidated financial statements. Intercompany transactions have been presented gross in the following unaudited consolidating financial statements; however these transactions eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

December 31, 2009

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Current assets:
Cash and cash equivalents	21,444	140,520	4,266	1,006	—	167,236
Accounts receivable, net:
Trade	—	—	82,787	3,462	—	86,249
Affiliates	—	5,909	—	10,346	(16,255)	—
Interest due from affiliates	—	—	—	1,417	(1,417)	—
Inventories	—	—	155,665	26,691	—	182,356
Derivative assets, net	—	—	68,036	—	—	68,036
Taxes receivable	—	—	1,053	(323)	—	730
Prepaid expenses	169	—	24,414	11,834	1	36,418
Other current assets	—	2,000	1,991	9,811	6	13,808

Total current assets	21,613	148,429	338,212	64,244	(17,665)	554,833

Investments in affiliates	278,770	1,291,423	—	105,740	(1,675,933)	—
Advances due from affiliates	—	2,941	267,202	5,216	(275,359)	—
Property, plant and equipment, net	—	—	692,621	52,877	—	745,498
Goodwill	—	—	137,570	—	—	137,570
Other intangible assets, net	—	—	79,047	—	—	79,047
Long-term derivative assets, net	—	—	95,509	—	—	95,509
Other assets	550	17,309	57,783	9,489	—	85,131

Total assets	300,933	1,460,102	1,667,944	237,566	(1,968,957)	1,697,588

Current liabilities:
Accounts payable:
Trade	33	2,000	64,378	3,501	—	69,912
Affiliates	—	—	10,347	5,908	(16,255)	—
Accrued liabilities	—	—	45,713	16,248	—	61,961
Accrued interest:
Third parties	—	167	—	—	—	167
Affiliates	1,417	—	—	—	(1,417)	—
Deferred tax liabilities	(6,481)	(16,160)	45,377	4,596	(21)	27,311
Current portion of long-term debt	—	7,500	—	—	—	7,500

Total current liabilities	(5,031)	(6,493)	165,815	30,253	(17,693)	166,851

Long-term debt, net	221,418	880,569	—	—	(157,821)	944,166
Pension and OPEB liabilities	—	—	100,130	6,263	—	106,393
Other long-term liabilities	653	2,394	40,073	12,512	—	55,632
Advances due to affiliates	2,940	272,417	2	—	(275,359)	—
Deferred tax liabilities	863	32,445	255,074	3,966	38,034	330,382
Common stock subject to redemption	2,000	—	—	—	—	2,000
Shareholders’ equity:
Common stock	436	—	—	—	—	436
Capital in excess of par value	16,123	216,606	1,199,712	83,683	(1,500,001)	16,123
Accumulated deficit	(136,172)	(135,539)	(240,594)	44,918	392,264	(75,123)
Accumulated other comprehensive income	197,703	197,703	147,732	49,971	(448,381)	144,728

Total Noranda shareholders’ equity	78,090	278,770	1,106,850	178,572	(1,556,118)	86,164
Noncontrolling interest	—	—	—	6,000	—	6,000

Total shareholders’ equity	78,090	278,770	1,106,850	184,572	(1,556,118)	92,164

Total liabilities and shareholders’ equity	300,933	1,460,102	1,667,944	237,566	(1,968,957)	1,697,588

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

March 31, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Current assets:
Cash and cash equivalents	387	11,428	13,131	6,597	—	31,543
Accounts receivable, net:
Trade	—	—	107,393	5,722	—	113,115
Affiliates	21,000	6,793	185	11,726	(39,704)	—
Interest due from affiliates	—	—	—	4,157	(4,157)	—
Inventories	—	—	157,714	27,282	(838)	184,158
Derivative assets, net	—	—	53,939	—	—	53,939
Taxes receivable	1,668	2,255	(1,302)	(2,056)	432	997
Prepaid assets	188	—	5,800	8,956	—	14,944
Other current assets	—	—	2,189	9,026	8	11,223

Total current assets	23,243	20,476	339,049	71,410	(44,259)	409,919

Investments in affiliates	268,293	1,287,061	—	112,053	(1,667,407)	—
Advances due from affiliates	—	2,863	343,204	5,215	(351,282)	—
Property, plant and equipment, net	—	—	680,802	51,663	—	732,465
Goodwill	—	—	137,570	—	—	137,570
Other intangible assets, net	—	—	77,501	—	—	77,501
Long-term derivative assets, net	—	—	6,455	—	—	6,455
Other assets	519	16,294	58,126	9,491	—	84,430

Total assets	292,055	1,326,694	1,642,707	249,832	(2,062,948)	1,448,340

Current liabilities:
Accounts payable:
Trade	42	500	68,843	7,313	—	76,698
Affiliates	—	21,000	11,726	6,978	(39,704)	—
Accrued liabilities	—	—	37,244	13,381	—	50,625
Accrued interest:
Third parties	—	321	—	—	—	321
Affiliates	4,157	—	—	—	(4,157)	—
Deferred tax liabilities	(7,170)	(17,091)	39,521	4,596	(200)	19,656

Total current liabilities	(2,971)	4,730	157,334	32,268	(44,061)	147,300

Long-term debt, net	221,441	664,639	—	—	(157,822)	728,258
Pension and OPEB liabilities	—	—	106,090	6,464	—	112,554
Other long-term liabilities	1,767	6,880	39,041	12,330	—	60,018
Advances due to affiliates	2,863	348,417	—	2	(351,282)	—
Deferred tax liabilities	1,817	33,735	248,974	2,975	38,282	325,783
Unallocated purchase price	—	—	—	—	—	—
Common stock subject to redemption	2,000	—	—	—	—	2,000
Shareholders’ equity:
Common stock	436	—	—	—	—	436
Capital in excess of par value	16,588	216,605	1,199,712	83,683	(1,500,000)	16,588
Accumulated deficit	(135,755)	(132,181)	(236,029)	49,826	378,961	(75,178)
Accumulated other comprehensive income	183,869	183,869	127,585	56,284	(427,026)	124,581

Total Noranda shareholders’ equity	65,138	268,293	1,091,268	189,793	(1,548,065)	66,427
Noncontrolling interest	—	—	—	6,000	—	6,000

Total shareholders’ equity	65,138	268,293	1,091,268	195,793	(1,548,065)	72,427

Total liabilities and shareholders’ equity	292,055	1,326,694	1,642,707	249,832	(2,062,948)	1,448,340

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Three months ended March 31, 2009

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantor	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	164,315	—	—	164,315
Operating costs and expenses:
Cost of sales	—	—	184,319	—	—	184,319
Selling, general and administrative expenses	916	506	20,804	—	—	22,226
Goodwill and other intangible asset impairment		—	43,000	—	—	43,000

	916	506	248,123	—	—	249,545

Operating income (loss)	(916)	(506)	(83,808)	—	—	(85,230)

Other expenses (income)
Interest expense (income), net	4,515	13,609	2,246	(4,496)	—	15,874
(Gain) loss on hedging activities, net	—	—	(45,128)	—	—	(45,128)
(Gain) loss on debt repurchase	(10,479)	(141,729)	—	—	—	(152,208)
Equity in net income of unconsolidated subsidiaries	—	—	44,050	—	—	44,050

Total other (income) expenses	(5,964)	(128,120)	1,168	(4,496)	—	(137,412)

Income (loss) before income taxes	5,048	127,614	(84,976)	4,496	—	52,182
Income tax expense (benefit)	2,162	14,068	(8,835)	508	—	7,903
Equity in net income of subsidiaries	41,393	(72,153)	—	—	30,760	—

Net income (loss) for the period	44,279	41,393	(76,141)	3,988	30,760	44,279

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Three months ended March 31, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	286,631	27,555	(12,677)	301,509
Operating costs and expenses:
Cost of sales	—	—	257,892	19,711	(12,677)	264,926
Selling, general and administrative expenses	731	520	24,416	3,334	—	29,001

	731	520	282,308	23,045	(12,677)	293,927

Operating income (loss)	(731)	(520)	4,323	4,510	—	7,582

Other (income) expenses
Interest expense (income), net	3,902	7,982	104	(2,741)	—	9,247
Gain on hedging activities, net	—	—	(1,763)	—	—	(1,763)
Loss on debt repurchase	—	104	—	—	—	104

Total other (income) expenses	3,902	8,086	(1,659)	(2,741)	—	7,588

Income (loss) before income taxes	(4,633)	(8,606)	5,982	7,251	—	(6)
Income tax expense (benefit)	(1,402)	(2,780)	1,889	2,342	—	49
Equity in net income of subsidiaries	3,176	9,002	—	—	(12,178)	—

Net income (loss) for the period	(55)	3,176	4,093	4,909	(12,178)	(55)

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2009

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(3,530)	59,937	19,005	494	(695)	75,211

INVESTING ACTIVITIES
Capital expenditures	—	—	(9,688)	—	—	(9,688)
Purchase of debt	—	—	—	(33,655)	33,655	—
Proceeds from insurance related to capital expenditures	—	—	792	—	—	792

Cash provided by (used in) investing activities	—	—	(8,896)	(33,655)	33,655	(8,896)

FINANCING ACTIVITIES
Repurchase of shares	(90)	—	—	—	—	(90)
Repurchase of debt	(2,673)	(14,870)	—		(32,960)	(50,503)
Intercompany advances	3,049	(3,249)	—	200	—	—
Capital contribution (to subsidiary) from parent	—	(33,000)	—	33,000	—	—
Distribution (to parent from subsidiary)	980	(980)	—	—	—	—

Cash provided by (used in) financing activities	1,266	(52,099)	—	33,200	(32,960)	(50,593)

Change in cash and cash equivalents	(2,264)	7,838	10,109	39	—	15,722
Cash and cash equivalents, beginning of period	24,101	159,994	621	—	—	184,716

Cash and cash equivalents, end of period	21,837	167,832	10,730	39	—	200,438

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(21,423)	94,628	20,306	7,106	—	100,617

INVESTING ACTIVITIES
Capital expenditures	—	—	(11,458)	(1,534)	—	(12,992)
Proceeds from sale of property, plant and equipment	—	—	17	19	—	36

Cash provided by (used in) investing activities	—	—	(11,441)	(1,515)	—	(12,956)

FINANCING ACTIVITIES
Proceeds from issuance of shares	76	—	—	—	—	76
Repayments on revolving credit facility	—	(215,930)	—	—	—	(215,930)
Repayment of long-term debt	—	(7,500)	—	—	—	(7,500)
Distribution (to parent from subsidiary)	290	(290)	—	—	—	—

Cash provided by (used in) financing activities	366	(223,720)	—	—	—	(223,354)

Change in cash and cash equivalents	(21,057)	(129,092)	8,865	5,591	—	(135,693)
Cash and cash equivalents, beginning of period	21,444	140,520	4,266	1,006	—	167,236

Cash and cash equivalents, end of period	387	11,428	13,131	6,597	—	31,543

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Noranda Aluminum Holding Corporation is controlled by affiliates of Apollo Management, L.P. (collectively, “Apollo”). Unless otherwise specified or unless the context otherwise requires, references to (i) “Noranda HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries; (ii) “AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries; and (iii) “the Company,” “Noranda,” “we,” “us” and “our” refer collectively to Noranda HoldCo and its subsidiaries.

We are a vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business consists of three reportable segments: primary aluminum products, alumina refining, and bauxite. These three segments are closely integrated and consist of an aluminum smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operations in St. Ann, Jamaica (Noranda Bauxite Limited, or “St. Ann”) and our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or “Gramercy”). New Madrid has annual production capacity of approximately 580 million pounds (263,000 metric tonnes), which represented more than 15% of total 2009 U.S. primary aluminum production, based on statistics from the Aluminum Association. Our flat rolled products segment comprises our downstream business, which is one of the largest aluminum foil producers in North America and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix. Our corporate expenses comprise our corporate segment.

Our first quarter 2010 operating results reflect these significant events:

Rising aluminum prices and Midwest premiums, stronger demand, effective productivity initiatives, and progress in returning our New Madrid smelter to full capacity had a favorable impact on first quarter 2010 revenues, operating income (loss) and net income (loss) compared to first quarter 2009.

•	During first quarter 2010, our realized Midwest Transaction Price (“MWTP”) was approximately $1.04 per pound, compared to $0.70 per pound in first quarter 2009.

•

We shipped 95.1 million pounds of primary aluminum to third party customers in first quarter 2010 compared to 76.7 million pounds shipped in first quarter 2009, reflecting a stronger economy and the return of New Madrid smelter to full capacity, which operated at an average of 89% capacity during first quarter 2010. Our downstream business delivered 83.8 million pounds of rolled metal in first quarter 2010 compared to 71.7 million in first quarter 2009, also a reflection of the stronger economy and our increased share of demand.

•

As a result of the effects of higher MWTP and increased primary aluminum and rolled metal product shipments, combined with third party sales of alumina and bauxite from our August 2009 acquisition of Gramercy and St. Ann, we reported first quarter 2010 sales of $301.5 million, an 84% increase against first quarter 2009 revenues.

•

First quarter 2010 operating income was $7.6 million, compared to an $85.2 million operating loss in first quarter 2009, which included $43.0 million of goodwill and intangible asset impairment charges.

•

Net loss was $0.1 million in first quarter 2010, compared to a $44.3 million net income in first quarter 2009. Net results for 2009 included the favorable impact of debt repurchase and hedging gains, partially offset by impairment write-downs of our equity-method investment in Gramercy and St. Ann.

We continued to improve our balance sheet by voluntarily repaying $215.9 million of outstanding debt on our revolving credit facility during first quarter 2010. We ended first quarter 2010 with total indebtedness of $728.3 million and $31.5 million in cash and cash equivalents. We had no outstanding draws on our senior revolving credit facility and $216.2 million of available borrowing capacity.

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” included in our Form 10-K filed on March 2, 2010, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. See Note 1 of the notes to our consolidated financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K, filed March 2, 2010 and our Form 8-K filed with the SEC on April 26, 2010 to reflect the effects of a change in segments and a two-for-one stock split, for a discussion of our critical accounting policies. Hereinafter, “Note” refers to the notes to the condensed consolidated financial statements elsewhere in this report unless the context otherwise requires.

Results of Operations

	Three months ended March 31,
	2009	2010
(in millions)	$	$
Statements of Operations Data(1):
Sales	164.3	301.5
Operating costs and expenses:
Cost of sales	184.3	264.9
Selling, general and administrative expenses	22.2	29.0
Goodwill and other intangible asset impairment	43.0	—

	249.5	293.9

Operating income (loss)	(85.2)	7.6

Other (income) expenses
Interest expense, net	15.9	9.2
Gain on hedging activities, net	(45.1)	(1.8)
Equity in net loss of investments in affiliates	44.0	—
(Gain) loss on debt repurchase	(152.2)	0.1

Income (loss) before income taxes	52.2	—
Income tax (benefit) expense	7.9	—

Net income (loss) for the period	44.3	(0.1)

Net income (loss) per share:
Basic	$1.02	$(0.00)
Diluted	$1.02	$(0.00)
Weighted-average shares outstanding:
Basic	43.48	43.77
Diluted	43.48	43.77
Sales by segment:
Bauxite	—	27.6
Alumina refining	—	91.6
Primary aluminum products	75.3	133.5
Flat rolled products	97.2	125.8
Eliminations	(8.2)	(77.0)

Total	164.3	301.5

Operating income:
Bauxite	—	4.5
Alumina refining	—	0.2
Primary aluminum products	(36.0)	10.6
Flat rolled products	(40.7)	1.9
Corporate	(8.5)	(9.7)

Total	(85.2)	7.6

Financial and other data:
Average realized Midwest transaction price(2)	0.70	1.04
Net cash cost for primary aluminum products (per pound shipped)(3)	0.85	0.72
Shipments:
Third party shipments:
Bauxite (kMts)	—	488.5
Alumina refining (kMts)	—	172.2
Primary aluminum products (pounds, in millions)	76.7	95.1
Flat rolled products (pounds, in millions)	71.7	83.8
Intersegment shipments:
Bauxite (kMts)	—	528.2
Alumina (kMts)	—	101.3
Primary aluminum products (pounds, in millions)	12.2	25.7

(1)	Figures may not add due to rounding.
(2)

The price for primary aluminum products consists of two components: the price quoted for primary aluminum ingot by the London Metal Exchange (“LME”) and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing. As a significant portion of our value-added products are sold at the prior month’s MWTP plus a fabrication premium, we calculate a “realized” MWTP which reflects the specific pricing of sale transactions in each period.

(3)

Unit net cash cost for primary aluminum products per pound represents our net cash costs of producing commodity grade aluminum as priced on the LME plus the Midwest premium. We have provided unit net cash cost for primary aluminum products per pound shipped because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit net cash costs per pound shipped. Unit net cash cost per pound is positively or negatively impacted by changes in production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs.

Unit net cash costs is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Unit net cash costs per pound shipped has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results under U.S. GAAP.

The following table summarizes the unit net cash costs for primary aluminum for the periods presented:

	Three months ended March 31,
	2009	2010
Total upstream cash cost (in millions)	$75.9	$87.5
Total shipments (pounds in millions)	88.9	120.8

Net cash cost per pound for primary aluminum products	$0.85	$0.72

The following table reconciles cost of sales to the cash cost for primary aluminum for the periods presented:

	Three months ended March 31,
	2009	2010
(in millions)	$	$

Bauxite cost of sales	—	19.7
Alumina refining cost of sales	—	87.6
Primary aluminum products cost of sales	101.0	115.5
Flat rolled products cost of sales	91.5	119.1
Intersegment cost of sales	(8.2)	(77.0)

Total cost of sales	184.3	264.9

Primary aluminum products cost of sales	101.0	115.5
LIFO and lower of cost or market adjustments( a)	—	0.3
Fabrication premium(b )	(7.8)	(7.9)
Depreciation and amortization expense	(18.7)	(12.2)
Alumina and bauxite impact( c)	(3.3)	(11.2)
Selling, general and administrative expenses( d)	6.9	3.5
Other( e )	(2.2)	(0.5)

Total upstream cash cost of primary aluminum products	75.9	87.5

(a)

Reflects the conversion from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) method of inventory costing, including removing the effects of adjustments to reflect the lower of cost or market value.

(b)

Our value-added products, such as billet, rod and foundry, earn a fabrication premium over the MWTP. To allow comparison of our upstream per unit costs to the MWTP, we net the fabrication premium in determining upstream cash costs for primary aluminum.

(c)

Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. To reflect the underlying economics of the vertically integrated upstream business, this adjustment reflects the favorable impact that third-party joint venture sales have on our cash cost for primary aluminum, as well as post-integration intercompany alumina cost of sales eliminations.

(d)	Represents certain selling, general and administrative expenses which management believes are a component of cash costs for primary aluminum, but which are not included in cost of goods.
(e)	Reflects various other cost adjustments, such as the elimination of the effects of any intercompany profit in inventory, derivative cash settlements and non-cash pension and accretion.

Discussion of Operating Results

The following discussion of the historical results of operations is presented for the three months ended March 31, 2010 and March 31, 2009.

You should read the following discussion of our results of operations and financial condition in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

Three months ended March 31, 2010 compared to three months ended March 31, 2009.

Sales

Sales in the three months ended March 31, 2010 were $301.5 million compared to $164.3 million in the three months ended March 31, 2009.

Sales to external customers from our primary aluminum products segment were $107.0 million, a 59.5% increase from the $67.1 million reported in three months ended March 31, 2009, driven primarily by the increase in LME prices and higher volumes related to operating New Madrid at higher production levels relative to capacity.

•

The increase in pricing, due to a 48.6% increase in realized MWTP, impacted external revenues by $23.8 million. For the three months ended March 31, 2010 and the three months ended March 31, 2009, average realized MWTP per pound was $1.04 and $0.70, respectively.

•	Total primary aluminum shipments for the three months ended March 31, 2010 increased 31.9 million pounds to 120.8 million pounds or 35.9% compared to the three months ended March 31, 2009.

•

Our integrated operations provide us the flexibility to shift a portion of our upstream production to our downstream business, reducing our overall external purchase commitments, and allowing us to retain the economic differential between LME pricing and our production costs. Intersegment shipments to our flat rolled products segment increased 13.5 million pounds to 25.7 million pounds or 110.7% compared to the three months ended March 31, 2009, as a result of returning the New Madrid smelter to full operating capacity during first quarter 2010.

•

External primary aluminum shipments increased to 95.1 million pounds in the three months ended March 31, 2010 from 76.7 million pounds in the three months ended March 31, 2009. This 24.0% increase in external shipments resulted in higher external revenues of $16.1 million and is largely the result of returning the New Madrid smelter to full operating capacity during first quarter 2010. Shipments of value-added products totaled 93.9 million pounds in the three months ended March 31, 2010 and represented a 31.0% increase compared to the three months ended March 31, 2009.

Sales in our flat rolled products segment were $125.8 million, an increase of 29.3%, compared to $97.2 million for the three months ended March 31, 2009, primarily due to the increase in LME prices, as well as higher shipments to external customers.

•	Rising LME prices contributed $12.1 million to the sales increase in first quarter 2010 compared to first quarter 2009. Fabrication premiums were relatively unchanged.

•

Higher shipment volumes increased revenues by $16.4 million in first quarter 2010 compared to first quarter 2009. Shipment volumes from our flat rolled products segment increased 16.9% to 83.8 million pounds, primarily due to higher end-market demand.

Sales to external customers from our alumina refining and bauxite segments for the three months ended March 31, 2010 were $53.9 million and $14.9 million, respectively, reflecting the impact of the operations of Gramercy and St. Ann after August 31, 2009. Intercompany shipments from the alumina refining and bauxite segments for the year ended December 31, 2009 were $37.8 million and $12.7 million, respectively.

Cost of sales

Cost of sales for the three months ended March 31, 2010 was $264.9 million compared to $184.3 million in the three months ended March 31, 2009. The increase in cost of sales is mainly the result of higher shipment volumes for value-added products to external customers, as well as increased LME prices, which is reflected in the pass-through nature of the downstream business.

•

Total cost of sales in the primary aluminum products segment increased to $115.5 million in first quarter 2010 from $101.1 million in first quarter 2009. The increase relates to several factors, including a 35.9% increase in total shipments of primary aluminum due to the factors referenced in the discussion of sales, offset by (i) $6.9 million in decreased depreciation expense related to certain fixed assets which became fully-depreciated in second quarter 2009, and (ii) efficiencies gained from bringing the smelter back to full capacity during first quarter 2010 (average operating capacity during first quarter 2009 was 50% versus 89% in first quarter 2010), as well as lower alumina cost. Gramercy’s costs to produce alumina in 2009 were higher than 2010 due to inefficiencies related to operating at less than 70% of capacity. The integrated net cash primary aluminum production cost was $0.72 per pound in first quarter 2010, compared to $0.85 per pound in first quarter 2009.

•

Flat rolled products segment cost of sales increased to $119.1 million in first quarter 2010 from $91.5 million in first quarter 2009. The remaining increase related principally to the increase in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.

•

Cost of sales in the bauxite and alumina refining segments, before the effects of intercompany eliminations, totaled $19.7 million and $87.6 million, respectively during first quarter 2010. These two segments principally reflect the cost of sales for St. Ann and Gramercy, respectively, of which we became sole owners on August 31, 2009, and have no corresponding costs for first quarter 2009.

The production outage at New Madrid negatively impacted our cash cost of primary aluminum in 2009. Although insurance proceeds covered the costs and losses associated with our outage and returning the smelter to operation, our coverage did not cover all inefficiencies associated with operating our integrated upstream business significantly below capacity. We estimate that due to lost production volume in 2009 from the smelter outage, which caused a loss of efficiency and fixed cost absorption, our cash cost of primary aluminum for FYE 2009 of $0.77 per pound was negatively impacted by $0.05 per pound. During first quarter 2010, the cash cost of primary aluminum is approximately $0.72 per pound.

Selling, general and administrative expenses

Selling, general and administrative expenses in the three months ended March 31, 2010 were $29.0 million compared to $22.2 million in the three months ended March 31, 2009. We incurred $4.1 million of costs related to the power outage in first quarter 2009 as a result of timing of recognition of insurance proceeds. We incurred $4.5 million in first quarter 2010 related to the February 26, 2010 workforce reduction. As a result of these offsetting charges, the increase in first quarter 2010 expense compared to first quarter 2009 relates primarily to the inclusion of Gramercy and St. Ann since the Joint Venture Transaction.

Goodwill and other intangible asset impairment

We recorded a $43.0 million impairment charge in our flat rolled products segment in the three months ended March 31, 2009. We evaluate Goodwill for impairment annually in the fourth quarter, or more often upon the occurrence of certain triggering events. No goodwill impairment was necessary for the three months ended March 31, 2010.

Operating income (loss)

Operating income (loss) in the three months ended March 31, 2010 was $7.6 million of income compared to an operating loss of $85.2 million in the three months ended March 31, 2009. The improvement relates to quarter-over-quarter sales margin (sales minus cost of sales) improvements of $56.6 million, offset by $6.8 million increase in selling, general and administrative expenses. Additionally, we recorded no goodwill impairment in first quarter 2010 compared to a $43.0 million goodwill impairment in first quarter 2009.

•

Sales margin for the three months ended March 31, 2010 was $36.6 million compared to a $20.0 million loss in the three months ended March 31, 2009. This $56.6 million improvement resulted from the impact of a 48.6% increase in realized MWTP coupled with efficiencies gained in bringing the smelter back to full production.

•

Selling, general and administrative expenses were $29.0 million in the three months ended March 31, 2010 compared to $22.2 million in the three months ended March 31, 2009, due to the inclusion of Gramercy and St. Ann since the Joint Venture Transaction.

Interest expense, net

Interest expense in the three months ended March 31, 2010 was $9.2 million compared to $15.9 million in the three months ended March 31, 2009, a decrease of $6.7 million. Decreased interest expense is related to lower average debt outstanding on the term B loan and revolving credit facility and repurchases of the AcquisitionCo Notes and HoldCo Notes during 2009.

Gain on hedging activities, net

Gain on hedging activities was $1.8 million in the three months ended March 31, 2010 compared to $45.1 million in the three months ended March 31, 2009. For the three months ended March 31, 2009, gains on hedging activities included $35.5 million reclassified into earnings based on our determination that it was probable that the original forecasted transactions would not occur. There were no such accelerated reclassifications during the three months ended March 31, 2010.

Equity in net (income) loss of investments in affiliates

We had no equity in net income of investments in affiliates for the three months ended March 31, 2010, compared to a loss of $44.0 million for the three months ended March 31, 2009 related to impairment write-downs of our equity investments. Following the Joint Venture Transaction, which occurred in August 2009, we no longer account for any subsidiaries using the equity method of accounting.

Gain on debt repurchase

In the three months ended March 31, 2010, we repaid the entire outstanding balance of the revolving credit facility of $215.9 million and repaid $7.5 million of our term B loan, resulting in a loss on debt repurchase of $0.1 million due to the write-off of certain deferred financing costs upon repayment of the obligation. For the three months ended March 31, 2009, we repurchased $205.7 million aggregate principal amount of outstanding HoldCo Notes, AcquisitionCo Notes, and term B loan borrowings for a price of $51.4 million plus fees, resulting in a $152.2 million gain.

Income tax expense (benefit)

Income tax expense was immaterial in the three months ended March 31, 2010, compared to an income tax expense of $7.9 million in the three months ended March 31, 2009. The provision for income taxes resulted in an effective tax rate of (816.7)% for the three months ended March 31, 2010, compared with an effective tax rate of 15.1% for the three months ended March 31, 2009. The decrease in the effective tax rate for the three months ended March 31, 2010 was primarily impacted by state income taxes, equity method investee income, and the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.

Net income (loss)

Net income decreased from $44.3 million in the three months ended March 31, 2009 compared to a $0.1 million loss in the three months ended March 31, 2010. For first quarter 2010, net income was essentially breakeven, as $7.6 million of operating income and $1.8 million of hedging gains were offset by $9.2 million of interest expense. In first quarter 2009, we reported a $44.3 million net profit, as an $85.2 million operating loss and $45.3 million impairment on our equity-method investments in Gramercy and St. Ann were offset by $152.2 million of debt repurchase gains and $45.1 million of hedge gains.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, cash from the termination of hedges, available borrowings under our revolving credit facility and cash on hand. For the three months ended March 31, 2010, cash provided by operating activities amounted to $100.6 million. At March 31, 2010 we had cash on hand of $31.5 million. Of our revolving credit facility’s (“the facility”) $242.7 million borrowing capacity, we had no amounts outstanding, although we had outstanding letters of credit of $26.5 million, resulting in $216.2 million available for borrowing under the facility at March 31, 2010.

We incurred substantial indebtedness in connection with our 2007 acquisition by Apollo. As of March 31, 2010, we have reduced our total indebtedness to $728.3 million.

Our debt facilities are rated as follows (in thousands):

	Outstanding balance at March 31, 2010	Ratings at April 30, 2010(1)
	$	Moody’s	S&P
Noranda HoldCo:
Senior Floating Rate Notes due 2014	63,619	Caa2	CCC
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015	344,068	Caa1	CCC
Term B loan due 2014	320,571	B1	B
Revolving credit facility	—	B1	B

Total debt, net	728,258

(1)

On January 25, 2010, Moody’s Investors Service upgraded Noranda’s Corporate Family Rating and Probability of Default Rating to B3 from Caa1. Moody’s also revised Noranda’s rating outlook to “Positive” from “Stable” and raised its speculative grade liquidity rating to SGL-2 from SGL-3. Moody’s issue level ratings for Noranda were revised as follows: Noranda HoldCo senior unsecured notes rating was moved to Caa2 from Caa3. Noranda AcquisitionCo senior secured revolver and senior secured term loan ratings were moved to B1 from B2 and its senior unsecured notes rating was moved to Caa1 from Caa2. On March 17, 2010, Standard & Poor’s resolved its CreditWatch status for Noranda by upgrading Noranda’s Corporate rating to B- and revising Noranda’s rating outlook to Positive” from “Stable”. S&P’s issue level ratings for Noranda were revised as follows: Noranda AcquisitionCo senior secured revolver and senior secured term loan ratings were moved to B from D based on a recovery rating of ‘2’ and its senior unsecured notes rating was upgraded to CCC from D based on a recovery rating of ‘6’. Noranda HoldCo senior unsecured notes rating was also upgraded to CCC from D based on a recovery rating of ‘6.’

Our main continuing liquidity requirements will be to finance working capital, capital expenditures and acquisitions, and debt service. We believe that cash provided by operating activities plus available cash and borrowings under the available revolving credit facility will be adequate to meet our short-term liquidity needs. We cannot assure you, however, that our business will generate sufficient cash flow from operations to enable us to repay all of our indebtedness or to fund our other liquidity needs. In addition, certain events, such as a change of control, could require us to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The following table sets forth consolidated cash flow information for the periods indicated:

	Three months ended March 31,
	2009	2010(1)
(in millions)	$	$
Cash provided by operating activities	75.2	100.6
Cash used in investing activities	(8.9)	(13.0)
Cash used in financing activities	(50.6)	(223.3)

Net change in cash and cash equivalents	15.7	(135.7)

(1)	Figures may not add due to rounding

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2010 reflected $58.7 million of proceeds from hedge terminations under our hedge settlement agreement with Merrill Lynch offset by $10.0 million from increases in working capital. Working capital changes reflect a $39.9 million increase in accounts receivable resulting from higher sales volumes compared to first quarter 2009, offset in part by $7.4 million in increased accounts payable.

Investing Activities

Capital expenditures amounted to $13.0 million through March 31, 2010 and $9.7 million in the comparable 2009 period. Our capital expenditures during 2009 consisted of maintenance activities and costs associated with bringing the smelter back to full capacity. $0.8 million of our capital spending in the first three months ended March 31, 2009 related to the New Madrid restart all of which was funded with insurance proceeds. During the global economic contraction, we reduced our capital expenditures to maintenance levels in order to conserve cash. Though we have not finalized plans or entered into contractual commitments, we are evaluating projects at our New Madrid smelter that will increase our annual metal production by approximately 30 million pounds per annum to 610 million pounds by 2012 and contribute to a reduction in our future average net cash cost per pound of aluminum produced.

Financing Activities

During the three months ended March 31, 2010 our financing cash flows mainly reflected debt reduction. In 2010, through March 31, we used available cash balances, which included $58.7 million of proceeds from 2010 hedge terminations, to repay $215.9 million of our revolving credit facility and $7.5 million of term B loan borrowings. We ended first quarter 2010 with total indebtedness of $728.3 million and $31.5 million in cash and cash equivalents. We had no outstanding draws on our senior revolving credit facility and $216.2 million of available borrowing capacity. In addition, as of March 31, 2010, the monetization of all our fixed-price aluminum hedges would have generated proceeds totaling $112.5 million.

We have made a permitted election under the indentures governing our HoldCo and AcquisitionCo Notes, to pay all interest due hereunder on May 15, 2010, entirely in kind.

Covenant Compliance and Financial Ratios

Certain covenants contained in our debt agreements restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under term loan facilities, paying dividends and engaging in mergers, acquisitions and certain other investments) unless we meet certain standards in respect of the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the “fixed-charge coverage ratio”) or the ratio of our senior secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the “net senior secured leverage ratio”). There are no debt covenant restrictions that directly impact our ability to maintain or improve funded status of our pension plans. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA on a quarterly basis.

The minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

Actual
	Financial Ratio Relevant to Covenants	Threshold	December 31, 2009(1)	March 31, 2010(1)
Noranda HoldCo:
Senior Floating Rate Notes fixed charge coverage ratio(2)	Fixed Charge Coverage Ratio	Minimum 1.75 to 1	1.6 to 1	2.2 to 1

Noranda AcquisitionCo:
Senior Floating Rate Notes fixed charge coverage ratio(2)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1	2.1 to 1	3.2 to 1
Term B loan and revolving credit facility leverage ratio(3)	Net Senior Secured Leverage Ratio	Maximum 3.0 to 1	3.5 to 1	1.8 to 1

(1)

For purposes of measuring Adjusted EBITDA in order to compute the ratios, pro forma effect is given to the Joint Venture Transaction as if it had occurred at the beginning of the trailing four-quarter period. Fixed charges are the sum of consolidated interest expenses and all cash dividend payments in respect of preferred stock. In measuring interest expense for the ratio, pro forma effect is given to any repayment or issuance of debt as if such transaction occurred at the beginning of the trailing four-quarter period. For Noranda HoldCo and Noranda AcquisitionCo, the pro forma impact of the Joint Venture Transaction on Adjusted EBITDA for the four quarters ended December 31, 2009 and March 31, 2010 was $15.6 million and $9.0 million, respectively.

(2)

For Noranda HoldCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2009 and March 31, 2010 were $72.0 million and $71.0 million, respectively. For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2009 and March 31, 2010 were $53.9 million and $49.0 million, respectively.

(3)

As used in calculating this ratio, “senior secured net debt” means the amount outstanding under our term B loan and the revolving credit facility, plus other first-lien secured debt (of which we have none as of December 31, 2009 and March 31, 2010), less “unrestricted cash” and “permitted investments” (as defined under our senior secured credit facilities). At December 31, 2009, senior secured debt was $544.0 million and unrestricted cash and permitted investments aggregated $145.8 million, resulting in senior secured net debt of $398.2 million. At March 31, 2010, senior secured debt was $320.6 million and unrestricted cash and permitted investments aggregated $31.1 million, resulting in senior secured net debt of $289.5 million.

Our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default. However, we did not satisfy certain financial ratio levels relevant to these covenants as of December 31, 2009, and we were limited in our ability to incur additional debt, make acquisitions or certain other investments and pay dividends. As of March 31, 2010, we meet all covenant ratios.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Twelve months ended December 31, 2009	Last twelve months ended March 31, 2010	Three months ended March 31, 2009	Three months ended March 31, 2010
(in millions)	$	$	$	$
Net income (loss) for the period	101.4	64.9	44.3	(0.1)
Income tax (benefit) expense	58.6	(3.5)	7.9	—
Interest expense, net	53.6	11.0	15.9	9.2
Depreciation and amortization	86.6	27.0	25.4	26.1
Joint venture EBITDA(a)	8.0	(0.5)	3.7	—
LIFO adjustment(b)	26.0	0.8	3.9	(0.7)
LCM adjustment(c)	(43.4)	(8.0)	(8.3)	(0.2)
(Gain) loss on debt repurchase	(211.2)	(18.0)	(152.2)	0.1
New Madrid power outage(d)	(30.6)	—	(0.8)	—
Charges related to termination of derivatives	17.9	0.1	8.6	4.1
Non-cash hedging gains and losses(e)	(86.1)	(5.9)	(36.9)	8.7
Goodwill and other intangible asset impairment	108.0	65.0	43.0	—
Joint Venture impairment	80.3	—	45.3	—
Gain on business combination	(120.3)	—	—	—
Purchase accounting( f)	8.9	0.4	—	(2.0)
Other items, net(g )	40.6	15.4	7.8	11.8

Adjusted EBITDA	98.3	148.7	7.6	57.0

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

	Twelve months ended December 31, 2009	Three months ended March 31, 2009	Three months ended March 31, 2010
(in millions)	$	$	$
Cash flow from operating activities	220.4	75.2	100.6
Loss on disposal of property, plant and equipment	(9.3)	(2.4)	(1.5)
Gain (loss) on hedging activities	68.9	28.8	(12.8)
Settlements from hedge terminations, net	(120.8)	(50.4)	(58.7)
Insurance proceeds applied to capital expenditures	11.5	—	—
Equity in net income of investments in affiliates	0.7	1.3	—
Stock compensation expense	(1.5)	(0.4)	(0.4)
Changes in deferred charges and other assets	(0.8)	(6.0)	0.3
Changes in pension and other long-term liabilities	2.9	(9.6)	(10.5)
Changes in asset and liabilities, net	(21.2)	(14.6)	9.9
Income tax expense (benefit)	0.9	(7.5)	—
Interest expense, net	12.1	15.2	8.4
Joint Venture EBITDA(a)	8.0	3.7	—
LIFO adjustment(b)	26.0	3.9	(0.7)
LCM adjustment(c)	(43.4)	(8.3)	(0.2)
New Madrid power outage(d)	(30.6)	(0.8)	—
Non-cash hedging gains and losses(e)	(86.1)	(36.9)	8.7
Charges related to termination of derivatives	17.9	8.6	4.1
Purchase accounting(f)	8.9	—	(2.0)
Insurance proceeds applied to depreciation expense	(6.8)	—	—
Other items, net(g)	40.6	7.8	11.8

Adjusted EBITDA	98.3	7.6	57.0

(a)

Prior to the Joint Venture Transaction at August 31, 2009 our reported Adjusted EBITDA includes 50% of the net income of Gramercy and St. Ann, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates depreciation and amortization, tonnes and interest components of equity.

(b)

Our New Madrid smelter and rolling mills use the LIFO method of inventory accounting for financial reporting and tax purposes. This adjustment restates net income to the FIFO method by eliminating LIFO expenses related to inventory held at the New Madrid smelter and rolling mills. Inventories at St. Ann and Gramercy are stated at lower of weighted average cost or market, and are not subject to the LIFO adjustment.

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

(e)

We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/ paid (in millions):

	Last twelve months ended December 31, 2009	Last twelve months ended March 31, 2010	Three months ended March 31, 2009	Three months ended March 31, 2010
	$	$	$	$
Aluminum swaps – fixed-price	(93.1)	(80.9)	(26.2)	(14.0)
Aluminum swaps – variable-price	23.8	12.0	11.3	(0.5)
Natural gas swaps	31.8	29.1	6.7	4.0
Interest rate swaps	11.9	11.9	—	—

Total	(25.6)	(27.9)	(8.2)	(10.5)

The previous table presents cash settlement amounts net of early termination discounts totaling $17.9 million in 2009 and $4.1 million through March 31, 2010.

(f)	Represents impact from inventory step-up and other adjustments arising from adjusting assets acquired and liabilities assumed in the Joint Venture Transaction to their fair values.
(g)	Other items, net, consist of the following (in millions):

	Last twelve months ended December 31, 2009	Last twelve months ended March 31, 2010	Three months ended March 31, 2009	Three months ended March 31, 2010
	$	$	$	$
Sponsor fees	2.0	0.5	0.5	0.5
Pension expense – non-cash portion	8.1	2.1	—	2.8
Employee compensation items	1.8	0.4	0.5	0.5
Loss on disposal of property, plant and equipment	7.3	2.1	—	1.5
Interest rate swap	11.9	7.2	0.4	—
Consulting and non-recurring fees	5.6	1.9	2.6	1.1
Restructuring-project renewal	(0.2)	(0.2)	—	4.6
Other	4.1	1.4	3.8	0.8

Total	40.6	15.4	7.8	11.8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Aluminum

Our primary aluminum products typically earn the LME price plus a Midwest premium. Because aluminum is a global commodity, we have experienced and expect to continue to be subject to volatile primary aluminum prices. See Note 16, “Derivative Financial Instruments” for a schedule of derivatives related to hedging our exposure to fluctuations in aluminum prices.

Natural Gas

We purchase natural gas to meet our production requirements. These purchases expose us to the risk of changing market prices. See Note 16, “Derivative Financial Instruments” for a schedule of outstanding derivatives related to hedging our exposure to fluctuations in natural gas prices.

Interest Rates

We have floating-rate debt, which is subject to variations in interest rates. See Note 16, “Derivative Financial Instruments” for a schedule of derivatives related to hedging our exposure to fluctuations in interest rates.

Non-Performance Risk

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

We have also entered into variable-priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. From time-to-time, these contracts may be in a liability position for us, the swap agreements may require that we establish margin accounts in favor of the broker. When applicable, these margin account balances are netted in the settlement of swap liability. There were no margin account balances at December 31, 2009 or March 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes from the description of our legal proceedings previously disclosed in our Form 10-K filed on March 2, 2010.

Item 1A.	Risk Factors

There have been material changes from the risk factors previously disclosed in our Form 10-K filed on March 2, 2010. As such, we are providing the full listing of the risks related to our business below:

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

Beginning in the second half of 2008, global economic contraction severely impacted the aluminum industry. Driven by significant weakness in end-use markets such as housing and transportation, aluminum prices experienced a profound decline. During that contraction, the monthly average LME price dropped from a peak of $1.49 in July 2008, to a low of $0.57 in February 2009. The decline in LME price to levels at which our production cash costs were higher than our primary metal selling prices had a significant negative impact on our operating results. In addition, according to CRU, the average of the global business operating cost curve fell approximately 30% from 2008 to 2009, in large part due to the rapid LME price decline. CRU attributes this changing competitive landscape in the year-over-year period to the fact that some primary aluminum producers have a portion of their costs linked to LME and/or received reductions in their electricity rates in 2009 while numerous relatively high-cost marginal producers shut down and a few new low-cost producers emerged. Since then, LME prices have risen to $1.00 as of December 31, 2009 and according to CRU, the average of the global cost curve for 2010 is expected to rise by 13% from 2009, equivalent to just under one-third of the decline from 2008 to 2009. If LME prices drop significantly, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our significant cost components, specifically our supply of alumina, which we own, and our New Madrid power contract are not tied to the LME price of aluminum. As a result, as the LME price decreases, we are at a competitive disadvantage to non-integrated primary aluminum producers and our profit margins are reduced which could materially and adversely affect our business, financial condition, results of operations and cash flows.

A continued or renewed downturn in general economic conditions, as well as a downturn in the end-use markets for certain of our products, could materially and adversely affect our business, financial condition, results of operations and cash flows.

A global recession and credit crisis began in late 2007 and continued through much of 2009. This crisis substantially impacted our upstream and downstream businesses. While the global market for our primary aluminum products has meaningfully recovered from its trough in early 2009 and the markets for our downstream products stabilized in the second half of 2009, a renewed decline in either the global primary aluminum market or the North American rolled products markets would have a negative impact on our business, financial condition, results of operations and cash flows. Historically, global supply and demand for primary aluminum have fluctuated in part due to general economic and market conditions in the United States and other major global economies, including China. In addition, certain end-use markets for our rolled products, such as the housing, construction and transportation industries, experience demand cycles that are correlated to the general economic environment. Economic downturns in regional and global economies or a decrease in manufacturing activity in industries such as construction, packaging and consumer goods, all of which are sensitive to a number of factors outside our control, could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Difficulties in restoring our New Madrid smelter to its full production capacity could materially and adversely affect our business, financial condition, results of operations and cash flows.

During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of the upstream business’ aluminum production, was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the damage caused by the outage, we lost approximately 75% of the smelter’s capacity. Although the smelter has returned to operating at full capacity as of March 31, 2010, when compared to normal operations, production in the initial phases of a restart is inherently less efficient, consumes more energy, and produces lower purity metal. Delays and inefficiencies in restoring capacity could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our operations consume substantial amounts of energy and our profitability may decline if energy costs rise.

Electricity and natural gas are essential to our businesses, which are energy intensive. The costs of these resources can vary widely and unpredictably. The factors that affect our energy costs tend to be specific to each of our facilities. Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with AmerenUE, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Ameren may increase the rates it charges its customers, including Noranda, with the approval of the Missouri Public Service Commission (“MoPSC”). On July 24, 2009, Ameren petitioned the MoPSC for a general rate increase of approximately 18% across all customer categories, including Noranda. We expect the case to be decided by the MoPSC in June 2010, if not settled prior to that time. The outcome of the rate case or any future rate cases Ameren may initiate could materially and adversely affect the competitiveness and long-term viability of our smelter as well as our business, financial condition, results of operations and cash flows.

Electricity is also a key cost component at our rolling mill facilities. Electricity is purchased through medium-term contracts at industrial rates from regional utilities supplied through local distributors. If we are unable to obtain power at affordable rates upon expiration of these contracts, we may be forced to curtail or idle a portion of our production capacity, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery has contracts to guarantee secure supply from two suppliers at an index- based price. Our downstream business purchases natural gas on the open market. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in energy costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. We entered into financial swaps to offset changes in natural gas prices related to only approximately 45% of our expected usage from 2010 through 2012. We will continue to have price risk with respect to the unhedged portion of our natural gas purchases. In addition, our actual future usage may be higher or lower than we estimated. As a result of these factors, our hedging activities may be less effective than expected in reducing the economic variability of our future costs.

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

We generally sell 35-40% of St. Ann’s bauxite production to Sherwin Alumina Company pursuant to a sales contract with its parent company, Glencore International AG, through 2010. Under the terms of the agreement, Glencore has the option to terminate the contract at the end of 2011 by paying an economic penalty. We have recently reached an agreement in principle to extend the contract through 2012. Margins from these sales effectively reduce the net cost of bauxite to Gramercy. In the event the third-party purchaser is unable to honor that contract, the net cost of our bauxite could increase, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

Prices for the raw materials used by our downstream business, including primary aluminum, recycled aluminum and alloying elements, are subject to continuous volatility and may increase from time to time. Our sales are generally made on the basis of a “margin over metal price,” but if raw material costs other than metal increase we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of high raw materials costs through productivity improvements, which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, a sustained material increase in raw materials prices may cause some of our customers to substitute other materials for our products.

Our hedging activities may not be effective in reducing the variability of our revenues.

We have entered into derivative transactions related to only approximately 8% and 7%, respectively, of our expected cumulative primary aluminum shipments for 2010 and 2011. If we do not undertake further hedging activities, we will continue to have price risk with respect to all of our primary aluminum shipments. In addition, our actual future shipment volumes may be higher or lower than we estimated. Further, the derivative instruments we utilize for our hedging activities are based on posted market prices for primary aluminum, the timing of which may differ from the prices that we realize in our operations. As a result of these factors, our hedging activities may be less effective than expected in reducing the economic variability of our future revenues.

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

We are engaged in a highly competitive industry. We compete with a number of large, well-established companies in each of the markets in which we operate. Our primary aluminum products segment competes with a large number of other value-added metals producers on an international, national, regional and local basis. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Our flat rolled products segment competes in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications. In the past, for certain applications customers have demonstrated a willingness to substitute other materials for aluminum. In both businesses, some of our competitors are larger than us and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions.

Similarly, competitors with superior cost positions to ours, particularly those competitors that operate smelters with access to relatively lower cost production inputs, may be better able to withstand reductions in price or other adverse industry or economic conditions. In the event that the current competitive smelter cost landscape changes such that other smelters see stability or reductions in their major input costs and/or we see increases in ours, the long-term viability of our smelter could be compromised. According to CRU, in the United States in the past 18 months, five smelters have shut down or curtailed operations due to high input costs. Given a second quartile cost position for our smelter globally prior to the economic downturn, according to CRU, as well as productivity and cost actions since 2008, we have so far been able to avoid the need to shut down, but in the event that we are unable to continue to increase productivity or certain of our input costs rise significantly, particularly in an environment where prices weaken and we are at a competitive disadvantage due to our integration, we could be forced to curtail operation of our smelter. A current or new competitor may also add or build new capacity, which could diminish our profitability by decreasing the equilibrium prices in our markets. New competitors could emerge from within North America or globally, including in China and the Middle East. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

In addition, our flat rolled products segment competes with other rolled products suppliers, principally multi-purpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service. One primary competitive factor, particularly in the flat rolled business, is price. We may be required in the future to reduce fabrication prices or shift our production to products that generally yield lower fabrication prices in order to remain at full capacity, which could impact our level of profitability. In addition, technological innovation is important to our customers and if we are unable to lead or effectively meet new innovations to meet our customers’ needs, our financial performance could be materially and adversely impacted. Increased competition in any of our businesses could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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

Our operations are capital intensive. Including Gramercy’s and St. Ann’s capital expenditures (on a 50% joint venture basis prior to August 31, 2009), capital expenditures were $52.9 million, $66.9 million and $49.5 million for 2007, 2008 and 2009, respectively. On a 100% ownership basis for Gramercy and St. Ann’s, capital expenditures would have been $63.8 million, $82.2 million and $52.3 million for 2007, 2008 and 2009, respectively.

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

We have identified certain environmental matters at both Gramercy and St. Ann, which are disclosed in our consolidated financial statements to the extent they represent liabilities as defined by U.S. GAAP. There could be other significant environmental issues of which we are not aware. The occurrence of new environmental issues could materially and adversely affect our business, financial condition, results of operations and cash flows.

On June 26, 2009, the U.S. House of Representatives approved adoption of the American Clean Energy and Security Act of 2009 (“ACESA”). ACESA would establish an economy-wide cap on emissions of green house gasses (“GHG”) in the United States and would require entities to obtain GHG emission allowances corresponding to their annual emissions. The U.S. Senate has also begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs could lead to higher energy costs at our New Madrid smelter and our Gramercy refinery and could materially and adversely affect our business, financial condition, results of operations and cash flows. Whether or not new congressional legislation is passed governing GHG emissions, there is a risk that the U.S. Environmental Protection Agency could regulate such GHGs, which could also result in similar energy cost increases and related impacts on our business.

The 1990 amendments to the U.S. Clean Air Act impose stringent standards on the aluminum industry’s air emissions. These amendments affect our operations, as technology-based standards relating to reduction facilities and carbon plants have been instituted. In addition, our mining operations in Jamaica are subject to Jamaican Ambient Air Quality standards. Although we cannot predict with certainty how much we will be required to spend to comply with these U.S. and Jamaican standards, our general capital expenditure plan includes certain projects designed to improve our compliance with both known and anticipated air emissions requirements. In addition, under certain environmental laws which may impose liability regardless of fault, we may be liable for the costs of remediation of contamination at our currently and formerly owned or operated properties or adjacent areas where such contamination may have migrated, third-party sites at which wastes generated by our operations have been disposed of or for the amelioration of damage to natural resources, subject to our right to recover certain of such costs from other potentially responsible parties or from indemnitors or insurers. We may also be liable for personal injury claims or workers’ compensation claims relating to exposure to hazardous substances. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws or regulations. Such future requirements may result in liabilities which may have a material adverse effect on our financial condition, results of operations or liquidity.

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

The production of aluminum is subject to unplanned events such as accidents, supply interruptions, transportation interruptions, human error, mechanical failure and other contingencies. Operational malfunctions or interruptions at one or more of our facilities could cause substantial losses in our production capacity. For example, during January 2009, an ice storm caused a power outage at our New Madrid smelter, causing a loss of approximately 75% of the smelter’s capacity. As such events occur, we may experience substantial business loss and the need to purchase one of our integrated raw materials at prices substantially higher than our normal cost of production, which could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our vertical integration may cause operational malfunctions or interruptions at a facility in our upstream business to materially and adversely affect the performance or operation of the facilities downstream of the interrupted facility. Such interruptions may harm our reputation among actual and potential customers, potentially resulting in a loss of business. Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, our coverage may not be sufficient to cover all losses, or may not cover certain events. To the extent these losses are not covered by insurance, our financial condition, results of operations and cash flows could be materially and adversely affected.

We could experience labor disputes that disrupt our business.

As of December 31, 2009, approximately 70% of our employees were represented by unions or equivalent bodies. We are a party to six collective bargaining agreements that expire at various times. Agreements with two unions at St. Ann expire in May and December 2010, respectively. We are in the process of formalizing recognition of a third union at St. Ann. Our agreement with the union at Gramercy expires in September 2010. All other collective bargaining agreements expire within the next five years.

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

We have production activities outside the United States via our bauxite mining operations in St. Ann, Jamaica. We are, and will continue to be, subject to financial, political, economic and business risks in connection with our non-U.S. operations. These risks include those associated with political or financial instability, expropriation, renegotiation or nullification of existing agreements, and changes in local government laws, regulations and policies, including those related to taxation, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict and beyond our control, any one or more of them could adversely affect our business, financial condition or operating results. In addition to the business risks inherent in operating outside the United States, economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse governmental action more pronounced.

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

NBL pays the GOJ according to a negotiated fiscal structure with multiple components. NBL recently reached an agreement with the GOJ regarding revisions to this fiscal structure. We continue to meet with GOJ to finalize a definitive agreement on the fiscal structure, and we believe that final agreement on the few remaining open items will be reached within the first half of 2010. If NBL and the GOJ are unable to finalize definitive documentation consistent with that agreement, possible revisions could result in a net increase in our costs. If this increase is substantial, it could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2010, the Registrant issued 25,800 shares to a certain employee at a purchase price of $2.18 per share.

On February 16, 2010, the Registrant granted stock options to a certain employee to purchase 25,800 shares of its common stock at an exercise price of $2.18 per share.

On March 1, 2010, the Registrant issued 9,600 shares to a certain employee at a purchase price of $2.18 per share.

On March 1, 2010, the Registrant granted stock options to a certain employee to purchase 9,600 shares of its common stock at an exercise price of $2.18 per share.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION

Date: May 5, 2010	/S/ ROBERT B. MAHONEY
Robert B. Mahoney
Chief Financial Officer