Form 10-Q/A
period 2010-03-31
Noranda Aluminum Holding CORP
filed 2010-05-10
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this amendment is to correct certain numbers included under the heading “Last Twelve Months Ended March 31, 2010” in the tables reconciling net income (loss) to Adjusted EBITDA on pages 40 and 41 of this report, which were incorrect due to computational error, and to make a clarifying change to statements regarding changes in working capital under the heading “Operating Activities” on page 37 of this report. No other changes have been made to this report, and this amendment has not been updated to reflect events occurring subsequent to the filing of this report.

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

Operating Activities

Cash provided by operating activities in the three months ended March 31, 2010 reflected $58.7 million of proceeds from hedge terminations under our hedge settlement agreement with Merrill Lynch offset by $10.0 million from increases in working capital. Comparing the changes in working capital in first quarter 2010 to first quarter 2009, accounts receivable changes quarter over quarter increased $39.9 million resulting from higher sales volumes. The accounts receivable increase was offset by accounts payable changes quarter over quarter increasing by $7.4 million.

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

The following table reconciles net income to Adjusted EBITDA for the periods presented:

	Twelve months ended December 31, 2009	Last twelve months ended March 31, 2010	Three months ended March 31, 2009	Three months ended March 31, 2010
(in millions)	$	$	$	$
Net income (loss) for the period	101.4	57.0	44.3	(0.1)
Income tax (benefit) expense	58.6	50.7	7.9	—
Interest expense, net	53.6	46.9	15.9	9.2
Depreciation and amortization	86.6	87.3	25.4	26.1
Joint venture EBITDA(a)	8.0	4.3	3.7	—
LIFO adjustment(b)	26.0	21.4	3.9	(0.7)
LCM adjustment(c)	(43.4)	(35.3)	(8.3)	(0.2)
(Gain) loss on debt repurchase	(211.2)	(58.9)	(152.2)	0.1
New Madrid power outage(d)	(30.6)	(29.8)	(0.8)	—
Charges related to termination of derivatives	17.9	13.4	8.6	4.1
Non-cash hedging gains and losses(e)	(86.1)	(40.5)	(36.9)	8.7
Goodwill and other intangible asset impairment	108.0	65.0	43.0	—
Joint Venture impairment	80.3	35.0	45.3	—
Gain on business combination	(120.3)	(120.3)	—	—
Purchase accounting( f)	8.9	6.9	—	(2.0)
Other items, net(g )	40.6	44.6	7.8	11.8

Adjusted EBITDA	98.3	147.7	7.6	57.0

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

	Twelve months ended December 31, 2009	Three months ended March 31, 2009	Three months ended March 31, 2010
(in millions)	$	$	$
Cash flow from operating activities	220.4	75.2	100.6
Loss on disposal of property, plant and equipment	(9.3)	(2.4)	(1.5)
Gain (loss) on hedging activities	68.9	28.8	(12.8)
Settlements from hedge terminations, net	(120.8)	(50.4)	(58.7)
Insurance proceeds applied to capital expenditures	11.5	—	—
Equity in net income of investments in affiliates	0.7	1.3	—
Stock compensation expense	(1.5)	(0.4)	(0.4)
Changes in deferred charges and other assets	(0.8)	(6.0)	0.3
Changes in pension and other long-term liabilities	2.9	(9.6)	(10.5)
Changes in asset and liabilities, net	(21.2)	(14.6)	9.9
Income tax expense (benefit)	0.9	(7.5)	—
Interest expense, net	12.1	15.2	8.4
Joint Venture EBITDA(a)	8.0	3.7	—
LIFO adjustment(b)	26.0	3.9	(0.7)
LCM adjustment(c)	(43.4)	(8.3)	(0.2)
New Madrid power outage(d)	(30.6)	(0.8)	—
Non-cash hedging gains and losses(e)	(86.1)	(36.9)	8.7
Charges related to termination of derivatives	17.9	8.6	4.1
Purchase accounting(f)	8.9	—	(2.0)
Insurance proceeds applied to depreciation expense	(6.8)	—	—
Other items, net(g)	40.6	7.8	11.8

Adjusted EBITDA	98.3	7.6	57.0

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

(f)	Represents impact from inventory step-up and other adjustments arising from adjusting assets acquired and liabilities assumed in the Joint Venture Transaction to their fair values.
(g)	Other items, net, consist of the following (in millions):

	Last twelve months ended December 31, 2009	Last twelve months ended March 31, 2010	Three months ended March 31, 2009	Three months ended March 31, 2010
	$	$	$	$
Sponsor fees	2.0	2.0	0.5	0.5
Pension expense – non-cash portion	8.1	10.9	—	2.8
Employee compensation items	1.8	1.8	0.5	0.5
Loss on disposal of property, plant and equipment	7.3	8.8	—	1.5
Interest rate swap	11.9	11.5	0.4	—
Consulting and non-recurring fees	5.6	4.1	2.6	1.1
Restructuring-project renewal	(0.2)	4.4	—	4.6
Other	4.1	1.1	3.8	0.8

Total	40.6	44.6	7.8	11.8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION

Date: May 10, 2010	/S/ ROBERT B. MAHONEY
Robert B. Mahoney
Chief Financial Officer