Form 10-Q
period 2010-06-30
Noranda Aluminum Holding CORP
filed 2010-07-30
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                     to                     ].

Commission file number: 001-34741

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

As of July 29, 2010, there were 55,280,232 shares of Noranda common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	$	$	$	$
Sales	157,679	334,905	321,994	636,414

Operating costs and expenses:
Cost of sales	163,745	290,973	348,064	555,899
Selling, general and administrative expenses	10,717	43,130	32,943	72,131
Goodwill and other intangible asset impairment	—	—	43,000	—
Excess insurance proceeds	(29,185)	—	(29,185)	—

	145,277	334,103	394,822	628,030

Operating income (loss)	12,402	802	(72,828)	8,384

Other (income) expenses:
Interest expense, net	14,100	8,539	29,974	17,786
Gain on hedging activities, net	(53,198)	(20,519)	(98,326)	(22,282)
Equity in net loss of investments in affiliates	34,051	—	78,101	—
(Gain) loss on debt repurchase	(12,442)	2,508	(164,650)	2,612

Total other (income) expenses	(17,489)	(9,472)	(154,901)	(1,884)

Income before income taxes	29,891	10,274	82,073	10,268
Income tax expense	42,017	3,401	49,920	3,450

Net income (loss) for the period	(12,126)	6,873	32,153	6,818

Net income (loss) per share
Basic	$(0.28)	$0.14	$0.74	$0.15
Diluted	$(0.28)	$0.14	$0.74	$0.14
Weighted-average shares outstanding
Basic	43,487	49,088	43,485	46,443
Diluted	43,487	50,103	43,485	47,080

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2009	June 30, 2010
	$	$
ASSETS
Current assets:
Cash and cash equivalents (includes $117 and $498 related to a consolidated Variable Interest Entity (“VIE”) at December 31, 2009 and June 30, 2010, respectively)	167,236	31,678
Accounts receivable, net	85,530	118,615
Inventories (includes $11,813 and $11,174 related to a consolidated VIE at December 31, 2009 and June 30, 2010, respectively)	182,356	186,162
Derivative assets, net	68,755	—
Taxes receivable	730	9,279
Prepaid assets	36,418	15,855
Other current assets	13,808	14,596

Total current assets	554,833	376,185

Property, plant and equipment, net (includes $36,911 and $35,815 related to a consolidated VIE at December 31, 2009 and June 30, 2010, respectively)	745,498	724,336
Goodwill	137,570	137,570
Other intangible assets, net	79,047	76,019
Long-term derivative assets, net	95,509	—
Other assets (includes $2,305 and $3,302 related to a consolidated VIE at December 31, 2009 and June 30, 2010, respectively)	85,131	87,618

Total assets	1,697,588	1,401,728

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $6,208 and $8,420 related to a consolidated VIE at December 31, 2009 and June 30, 2010, respectively)	69,912	89,633
Accrued liabilities (includes $3,583 and $6,186 related to a consolidated VIE at December 31, 2009 and June 30, 2010, respectively)	61,961	54,523
Accrued interest	167	894
Derivative liabilities, net	—	26,136
Deferred tax liabilities	27,311	15,992
Current portion of long-term debt	7,500	—

Total current liabilities	166,851	187,178

Long-term debt, net	944,166	553,713
Long-term derivative liabilities, net	—	22,471
Pension and OPEB liabilities	106,393	112,287
Other long-term liabilities (includes $5,435 and $5,706 related to a consolidated VIE at December 31, 2009 and June 30, 2010, respectively)	55,632	54,120
Deferred tax liabilities	330,382	317,206
Common stock subject to redemption (200,000 shares at December 31, 2009 and June 30, 2010)	2,000	2,000
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; no shares outstanding)	—	—
Common stock (200,000,000 shares authorized; $0.01 par value; 43,752,832 shares issued and outstanding at December 31, 2009; 55,280,232 shares issued and outstanding at June 30, 2010, including 200,000 shares subject to redemption at December 31, 2009 and June 30, 2010)	436	551
Capital in excess of par value	16,123	102,890
Accumulated deficit	(75,123)	(68,305)
Accumulated other comprehensive income	144,728	111,617

Total Noranda shareholders’ equity	86,164	146,753
Noncontrolling interest	6,000	6,000

Total shareholders’ equity	92,164	152,753

Total liabilities and shareholders’ equity	1,697,588	1,401,728

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	$	$	$	$		$
Balance, December 31, 2008	434	14,383	(176,497)	198,315	—	36,635

Net income	—	—	101,375	—	—	101,375
Components of other comprehensive income (loss):
Pension adjustment, net of tax of $6,866	—	—	—	11,164	—	11,164
Unrealized gains on derivatives, net of tax of $25,419	—	—	—	45,143	—	45,143
Reclassification of derivative amounts realized in net income, net of tax benefit of $62,354	—	—	—	(109,894)	—	(109,894)

Total comprehensive income	—	—	—	—	—	47,788
Noncontrolling interest	—	—	—	—	6,000	6,000
Repurchase of shares	—	(90)	—	—	—	(90)
Issuance of shares	2	290	(1)	—	—	291
Stock compensation expense	—	1,540	—	—	—	1,540

Balance, December 31, 2009	436	16,123	(75,123)	144,728	6,000	92,164

Net income	—	—	6,818	—	—	6,818
Components of other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax benefit of $6,444	—	—	—	(8,394)	—	(8,394)
Reclassification of derivative amounts realized in net income, net of tax benefit of $12,507	—	—	—	(24,717)	—	(24,717)

Total comprehensive income (loss)	—	—	—	—	—	(26,293)
Repurchase of shares	—	(16)	—	—	—	(16)
Issuance of shares	115	82,814	—	—	—	82,929
Stock compensation expense	—	3,969	—	—	—	3,969

Balance, June 30, 2010	551	102,890	(68,305)	111,617	6,000	152,753

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2009	2010
	$	$
OPERATING ACTIVITIES
Net income	32,153	6,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,720	51,185
Non-cash interest	23,649	13,193
Loss on disposal of property, plant and equipment	3,475	1,903
Insurance proceeds applied to capital expenditures	(7,161)	—
Goodwill and other intangible asset impairment	43,000	—
Gain on hedging activities, net of cash settlements	(70,211)	(4,513)
Settlements from hedge terminations, net	70,139	164,603
(Gain) loss on debt repurchase	(164,650)	2,612
Equity in net (income) loss of investments in affiliates	78,101	—
Deferred income taxes	62,130	3,449
Stock compensation expense	740	3,969
Changes in other assets	3,046	(7,718)
Changes in pension and other long-term liabilities	4,071	4,224
Changes in operating assets and liabilities:
Accounts receivable, net	13,848	(32,366)
Insurance receivable	(34,125)	—
Inventories	3,810	(3,806)
Taxes receivable	(4,513)	(14,422)
Other current assets	12,438	16,813
Accounts payable	(903)	19,721
Accrued liabilities and accrued interest	(6,627)	(6,711)

Cash provided by operating activities	108,130	218,954

INVESTING ACTIVITIES
Capital expenditures	(22,360)	(27,810)
Proceeds from insurance related to capital expenditures	7,161	—
Proceeds from sale of property, plant and equipment	—	163

Cash used in investing activities	(15,199)	(27,647)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of issuance costs	41	82,929
Repurchase of shares	(90)	(16)
Repayments on revolving credit facility	—	(215,930)
Repayment of long-term debt at face value	(24,500)	(193,848)
Repurchase of debt	(70,840)	—

Cash used in financing activities	(95,389)	(326,865)

Change in cash and cash equivalents	(2,458)	(135,558)
Cash and cash equivalents, beginning of period	184,716	167,236

Cash and cash equivalents, end of period	182,258	31,678

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements represent the consolidation of Noranda Aluminum Holding Corporation and all companies that we directly or indirectly control (“Noranda,” “the Company,” “we,” “us,” and “our”). “Noranda HoldCo” refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries. “Noranda AcquisitionCo” refers only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. Consolidated balance sheet data as of December 31, 2009 was derived from audited financial statements. In management’s opinion, the consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to previously issued financial statements to conform to the current period presentation. These reclassifications had no impact on net income or net cash flows.

We are a vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business consists of three reportable segments: primary aluminum products, alumina refining, and bauxite. These three segments are closely integrated and consist of an aluminum smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operations in St. Ann, Jamaica (Noranda Bauxite Limited, or “St. Ann”) and our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or “Gramercy”). New Madrid has annual production capacity of approximately 580 million pounds (263,000 metric tons). Our downstream business comprises our flat rolled products segment, which consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.

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

Power outage

In January 2009, an ice storm disrupted the power grid throughout Southeastern Missouri. The resulting power outage disabled two of New Madrid’s three production lines, initially reducing our daily production to 25% of pre-outage levels. This event had a substantial negative impact on our 2009 operating results, resulting in an average operating rate of 58% of capacity during 2009. This is significantly below our operating rate for the past 20 years of 99%. We reached a settlement with our insurance providers pursuant to which we collected approximately $67.5 million in the second and third quarters of 2009, and the smelter became fully operational during first quarter 2010.

Net income (loss) per share

Basic earnings per share (“EPS”) is calculated as income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated using the weighted-average outstanding common shares determined using the treasury stock method for options.

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

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Segment changes

During first quarter 2010, in connection with continued integration activities of our alumina refinery and our bauxite mining operations, we changed the composition of our reportable segments. Those integration activities included a re-evaluation of the financial information provided to our Chief Operating Decision Maker, as that term is defined in US GAAP. During the first and second quarter 2009, we reported two segments: upstream (which included corporate expenses) and downstream. We have now identified five reportable segments, with the components previously comprising upstream now representing four segments: primary aluminum products, alumina refining, bauxite, and corporate. The downstream segment will be referred to as the flat rolled products segment. All segment information presented herein has been revised to reflect the new structure. These segment changes had no impact on our historical consolidated financial position, results of operations or cash flows.

Stock split

On April 16, 2010, our Board of Directors approved a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. Stockholders of record at the close of business on April 19, 2010, were issued one additional share of common stock for each share owned by such stockholder as of that date. The additional shares were issued on April 20, 2010. The stock split increased the number of shares of common stock outstanding from approximately 21.9 million to approximately 43.8 million. Share and per-share amounts shown in the condensed consolidated financial statements and related notes reflect the split as though it occurred on January 1, 2009. The total number of authorized common shares and the par value thereof was not changed by the split.

Initial Public Offering

In May 2010, we completed an initial public offering (“IPO”) of 11.5 million shares of common stock at a public offering price of $8.00 per share (NYSE: NOR). The net proceeds after the underwriting discounts, commissions, fees and expenses amounted to $82.9 million. We used those net proceeds from the offering together with $95.9 million of proceeds from settling all outstanding fixed-price aluminum hedges, to repurchase the $66.3 million remaining principal amount of outstanding Holdco Notes, and to repay $110.0 million principal amount outstanding under the term B loan. The remaining $2.5 million was used for other corporate purposes.

In connection with the IPO, pursuant to our amended and restated certificate of incorporation, our authorized capital stock increased from 100.0 million to 225.0 million, of which 200.0 million ($0.01 par value) is designated as common stock and 25.0 million (at $0.01 par value) is designated as preferred stock. As of June 30, 2010, no preferred stock was outstanding.

2. JOINT VENTURE TRANSACTION

On August 31, 2009, we became the sole owner of both Gramercy and St. Ann (“the Joint Venture Transaction”). The results of operations of Gramercy and St. Ann have been included in our consolidated financial statements since the Joint Venture Transaction date. Prior to the Joint Venture Transaction, our 50% investment interests in the joint ventures were accounted for by the equity method. The results of operations related to Gramercy and St. Ann are included in our consolidated financial statements from the closing date of the transaction. Unaudited pro forma condensed consolidated statement of operations data is summarized below (in thousands):

	Pro Forma(1)	Actual	Pro Forma(1)	Actual
	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	$	$	$	$
Sales	196,951	334,905	399,674	636,414
Operating income (loss)	7,862	802	(94,256)	8,384
Net income (loss)	(12,983)	6,873	54,378	6,818

(1)

The unaudited pro forma condensed statement of operations data for the three and six months ended June 30, 2009 reflects our consolidated results of operations as if the Joint Venture Transaction had occurred January 1, 2009. These amounts have been calculated by adjusting the results of Gramercy and St. Ann to reflect the additional inventory cost, depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied on January 1, 2009, together with the consequential tax effects. The unaudited pro forma condensed statement of operations data is not intended to represent the consolidated results of operations we would have reported if the acquisition had been completed at January 1, 2009, nor is it necessarily indicative of future results.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Investment in affiliates

Summarized financial information for the joint ventures, as recorded in their respective consolidated financial statements, at full value, prior to the Joint Venture Transaction is presented below.

	Three months ended June 30, 2009	Six months ended June 30, 2009
	$	$
St. Ann to Gramercy	6,957	20,205
St. Ann to third parties	7,559	13,379
Gramercy to us and joint venture partner	32,851	89,855
Gramercy to third parties	18,624	33,355

Net sales	65,991	156,794

Gross profit	4,337	10,927

Net income(1)	5,182	11,496

(1)	Includes other income of $1.5 million during the three and six months ended June 30, 2009.

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

These production changes led us to evaluate our investments in the joint ventures for impairment in first quarter 2009, which resulted in a $45.3 million write down ($39.3 million for St. Ann and $6.0 million for Gramercy). In second quarter 2009, revisions to our assumptions about St. Ann’s future profitability and cash flows resulted in a $35.0 million write down. Impairment expenses are recorded within equity in net loss of investments in affiliates in the consolidated statements of operations.

3. NEW MADRID POWER OUTAGE

During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of the upstream business’ production, was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the outage, we lost approximately 75% of the smelter capacity. The smelter returned to operating above 55% of capacity at June 30, 2009.

During the three months ended June 30, 2009, we reached a $43.9 million settlement with our primary insurance carrier, Factory Mutual Insurance Company (“FM Global”). In addition, we reached a settlement of $23.6 million with the other insurance carriers during third quarter 2009, bringing the total insurance settlement to $67.5.

The following table shows the insurance activity as presented in the financial statement (in thousands):

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Items incurred	Related proceeds	Net impact	Items incurred	Related proceeds	Net impact
	$	$	$	$	$	$
Cost of sales	6,503	(6,523)	(20)	13,767	(13,767)	—
Selling, general and administrative expenses	2,048	(6,173)	(4,125)	6,173	(6,173)	—
Excess insurance proceeds	—	(29,185)	(29,185)	—	(29,185)	(29,185)

Total	8,551	(41,881)	(33,330)	19,940	(49,125)	(29,185)

Insurance cash receipts through June 30, 2009					(15,000)

Insurance receivable recorded at June 30, 2009					34,125

The line item titled “Excess insurance proceeds” reflects the residual insurance recovery after applying total expected proceeds recognized against the losses incurred through June 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between expected proceeds recognized and claim-related costs incurred.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

4. RESTRUCTURING

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

These actions resulted in $3.2 million of pre-tax charges recorded in second quarter 2010, and $7.8 million for the first half of 2010, primarily due to one-time termination benefits and pension benefits. These charges are reflected as a component of selling, general and administrative expenses.

The following table summarizes the impact of these restructurings (in thousands):

Total restructuring costs(1)
$
Balance at December 31, 2009	4
2010 restructuring expense:
Corporate	220
Alumina refining	1,619
Bauxite	3,029
Primary aluminum products	1,871
Flat rolled products	1,068

Total	7,811
Benefits paid in 2010	(4,953)

Balance at June 30, 2010	2,858

(1)

Restructuring costs are recorded in accrued liabilities on the consolidated balance sheets at June 30, 2010. This table does not include window benefits of which $1.6 million was recorded in pension liabilities and $0.3 million were recorded in other accrued liabilities during first quarter 2010 and will be adjusted through net periodic pension costs.

5. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	$	$	$	$
Interest expense	14,163	8,557	30,060	17,834
Interest income	(63)	(18)	(86)	(48)

Interest expense, net	14,100	8,539	29,974	17,786

Statements of cash flow (in thousands):

	Six months ended June 30,
	2009	2010
	$	$
Interest paid	10,320	4,254
Income taxes paid (received)	(6,702)	24,434

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Cash	12,334	15,309
Money market funds	154,902	16,369

Total cash and cash equivalents	167,236	31,678

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. We place our temporary cash investments with high credit quality financial institutions, which include money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. At December 31, 2009 all cash balances, excluding the money market funds, were fully insured by the Federal Deposit Insurance Corporation (“FDIC”). At June 30, 2010, $1.4 million of the cash balance is fully insured by the FDIC. We consider our investments in money market funds to be available for use in our operations.

7. INVENTORIES

We use the last-in-first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann are valued at weighted average cost. The components of our inventories were (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Raw materials, at cost	55,202	66,064
Work-in-process, at cost	50,720	60,309
Finished goods, at cost	24,638	21,430

Total inventory, at cost	130,560	147,803
LIFO adjustment(1)	23,348	22,205
Lower of cost or market (“LCM”) reserve	(7,892)	(17,293)

Inventory, at lower of cost or market	146,016	152,715
Supplies	36,340	33,447

Total inventories	182,356	186,162

(1)

Inventories at Gramercy and St. Ann are stated at weighted average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise 30.0% and 27.2% of total inventories at cost at December 31, 2009 and June 30, 2010, respectively.

Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. Non-current maintenance supplies are included in other assets in the accompanying consolidated balance sheets.

An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. Quarterly inventory determinations under LIFO are based on assumptions about projected inventory levels at the end of the year. During the six months ended June 30, 2009, we recorded a LIFO loss of $11.9 million due to a decrement in inventory quantities. During the six months ended June 30, 2010 we recorded a $0.2 million loss due to a decrement in inventory quantities in our primary aluminum segment.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets computed principally by the straight-line method for financial reporting purposes.

Property, plant and equipment, net consisted of the following (in thousands):

	Estimated useful lives	December 31, 2009(1)	June 30, 2010
	(in years)	$	$
Land		45,472	45,630
Buildings and improvements	10 — 47	114,898	114,921
Machinery and equipment	3 — 50	784,609	798,550
Construction in progress	—	28,723	34,627

		973,702	993,728
Accumulated depreciation		(228,204)	(269,392)

Total property, plant and equipment, net		745,498	724,336

(1)

We have reclassified certain assets in the December 31, 2009 financial statements between land, buildings and improvements, and machinery and equipment to be consistent with June 30, 2010 presentation.

Cost of sales includes depreciation expense of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended June 30, 2009	19,440
Three months ended June 30, 2010	22,423

Year-to-date	$
Six months ended June 30, 2009	43,873
Six months ended June 30, 2010	45,918

Depreciation expense related to Gramercy and St. Ann was $6.5 million and $13.9 million during the three and six months ended June 30, 2010, respectively. This increase in depreciation was offset entirely by decreased depreciation in our primary aluminum and flat rolled products segments due to certain fixed assets which became fully-depreciated in second quarter 2009.

9. GOODWILL

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events.

The following presents changes in the carrying amount of goodwill for the following periods (in thousands):

	Primary Aluminum		Flat Rolled Products		Total
	Goodwill	Impairment losses	Goodwill	Impairment losses
	$	$	$	$	$
Balance, December 31, 2008	137,570	—	130,706	(25,500)	242,776
Impairment loss	—	—	—	(105,206)	(105,206)

Balance, December 31, 2009	137,570	—	130,706	(130,706)	137,570

Balance, June 30, 2010	137,570	—	130,706	(130,706)	137,570

Impairment

Based on our interim impairment analysis of goodwill and other intangible assets during first quarter 2009, we recorded an impairment charge of $2.8 million on trade names and $40.2 million on goodwill in the flat rolled products segment. No further deterioration was noted in second quarter 2009 regarding the recoverability of goodwill; therefore, no goodwill impairment testing was necessary at June 30, 2009. Our analyses included assumptions about future profitability and cash flows of our segments, which we believe reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results. Future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

10. OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Non-amortizable:
Trade names (indefinite life)	17,694	17,694
Amortizable:
Customer relationships (13.0 year weighted-average life)	69,468	69,468
Other (2.5 year weighted-average life)	2,309	2,309

	89,471	89,471
Accumulated amortization	(10,424)	(13,452)

Total intangible assets, net	79,047	76,019

Amortization expense related to intangible assets is included in selling, general and administrative expenses of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended June 30, 2009	912
Three months ended June 30, 2010	1,482

Year-to-date	$
Six months ended June 30, 2009	1,847
Six months ended June 30, 2010	3,028

As part of our interim impairment analysis of intangible assets during first quarter 2009 discussed in Note 9, we recorded an impairment charge of $2.8 million related to the indefinite-lived trade names in the flat rolled products segment.

11. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Trade	85,732	118,765
Allowance for doubtful accounts	(202)	(150)

Total accounts receivable, net	85,530	118,615

Other current assets consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Current foreign deferred tax asset	5,911	2,948
Employee loans receivable, net	2,083	1,994
Other current assets	5,814	9,654

Total other current assets	13,808	14,596

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Other assets consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Deferred financing costs, net of amortization	17,859	13,878
Cash surrender value of life insurance	22,775	22,905
Pension assets	6,543	6,825
Restricted cash (see Note 18, “Reclamation, Land and Asset Retirement Obligations”)	10,708	12,706
Supplies	17,045	16,068
Prepaid income taxes (see Note 22, “Commitments and Contingencies”)	—	5,000
Other	10,201	10,236

Total other assets	85,131	87,618

Accrued liabilities consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Compensation and benefits	31,752	21,314
Workers’ compensation	4,822	5,276
Asset retirement obligations (see Note 18, “Reclamation, Land and Asset Retirement Obligations”)	1,600	2,020
Land obligation (see Note 18, “Reclamation, Land and Asset Retirement Obligations”)	2,552	2,262
Reclamation obligation (see Note 18, “Reclamation, Land and Asset Obligations”)	1,698	1,832
Environmental remediation obligation (see Note 22, “Commitments and Contingencies”)	1,317	1,317
Obligations to the Government of Jamaica (“GOJ”) (see Note 19, “Noncontrolling interest”)	4,929	3,097
Pension and OPEB liabilities	454	454
Restructuring costs	4	2,858
Other	12,833	14,093

Total accrued liabilities	61,961	54,523

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Reserve for uncertain tax positions	10,090	10,248
Workers’ compensation	9,485	9,544
Asset retirement obligations (see Note 18, “Reclamation, Land and Asset Obligations”)	11,842	12,121
Land obligation (see Note 18, “Reclamation, Land and Asset Obligations”)	5,104	4,695
Reclamation obligation (see Note 18, “Reclamation, Land and Asset Obligations”)	7,244	7,515
Environmental remediation obligation (see Note 22, “Commitments and Contingencies”)	3,046	3,029
Deferred interest payable	2,894	2,372
Deferred compensation and other	5,927	4,596

Total other long-term liabilities	55,632	54,120

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Accumulated other comprehensive income consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Net unrealized gains (losses) on derivatives, net of taxes of $113,361 and $94,410, respectively	199,031	165,920
Pension and OPEB adjustments, net of tax benefit of $32,212 and $32,212, respectively	(54,303)	(54,303)

Total accumulated other comprehensive income	144,728	111,617

12. RELATED PARTY TRANSACTIONS

The Apollo Acquisition was consummated on May 18, 2007, when Noranda AcquisitionCo acquired the Noranda Aluminum business of Xstrata (Schweiz) A.G., or “Xstrata,” by acquiring the stock of a subsidiary of Xstrata. In connection with the Apollo Acquisition, we entered into a management consulting and advisory services agreement with our principal stockholders (affiliated with Apollo Management VI) for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provide for annual fees of $2.0 million, payable in one lump sum annually. Historically, we expensed approximately $0.5 million of such fees each quarter within selling, general and administrative expenses in our consolidated statements of operations. Upon completion of our initial public offering in second quarter 2010, as permitted by the terms of that management agreement, Apollo terminated the agreement and received a $13.5 million fee from the Company. This payment consisted of $1.0 million in management fees accrued for the six months ended June 30, 2010 and $12.5 million in accelerated management fees due upon termination of the management agreement. Such fee is included in selling, general and administrative expenses in the three and six month periods ended June 30, 2010.

We sell flat rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in thousands):

Quarter-to-date	$
Three months ended June 30, 2009	1,182
Three months ended June 30, 2010	3,197

Year-to-date	$
Six months ended June 30, 2009	2,354
Six months ended June 30, 2010	6,718

We purchase alumina from Gramercy. Until the Joint Venture Transaction on August 31, 2009, Gramercy was our 50% owned joint venture, and purchases of alumina from Gramercy were considered related party transactions. Related party purchases from Gramercy prior to the Joint Venture Transaction were as follows (in thousands):

$
Three months ended June 30, 2009	16,938
Six months ended June 30, 2009	44,696

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

13. LONG-TERM DEBT

The carrying values and fair values of our outstanding debt were as follows (in thousands):

	December 31, 2009			June 30, 2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Noranda HoldCo:
Senior Floating Rate Notes due 2014 (“HoldCo Notes”)(1)	63,597	41,338	7.02	—	—	—
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (“AcquisitionCo Notes”)	344,068	264,932	5.27	353,142	271,919	5.37
Term B loan due 2014	328,071	328,071	2.23	200,571	200,571	2.54
Revolving credit facility(2)	215,930	215,930	2.23	—	—	—

Total debt, net(1)	951,666			553,713
Less: current portion	(7,500)			—

Long-term debt, net(1)	944,166			553,713

(1)	Net of unamortized discount of $0.5 million and $0 at December 31, 2009 and June 30, 2010, respectively.
(2)	As of June 30, 2010, outstanding letters of credit on the revolving credit facility totaled $27.5 million and $215.2 million was available for borrowing.

On May 15, 2010, AcquisitionCo and HoldCo issued $9.1 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively, as payment for PIK interest due May 15, 2010. Additionally, we have made a permitted election under the indentures governing our AcquisitionCo Notes, to pay all interest due hereunder on Nov 15, 2010, entirely in kind.

(Gain) loss on debt repurchase

During second quarter 2010, we used proceeds from our completed IPO and the termination of fixed-price aluminum swaps completed in connection with our IPO, as discussed in Note 1, to repay $110.0 million of our term B loan and the remaining $66.3 million principal balance of our HoldCo Notes. We used proceeds from April 2010 hedge terminations to repay $10.0 million principal amount of the term B loan. During the first quarter of 2010, we repaid $7.5 million of our term B loan. During the six months ended June 30, 2010, we repaid $127.5 million and $215.9 million of outstanding principal balances on the term B loan and revolving credit facility, respectively. Debt repayments resulted in the accelerated amortization of deferred financing costs of $2.5 million and $2.6 million of deferred financing costs and unamortized debt issuance discount for the three and six months ended June 30, 2010, respectively.

During second quarter 2009, we repurchased $1.6 million and $6.8 million aggregate principal balance of our HoldCo and AcquisitionCo Notes, respectively, and repaid $43.5 million and $6.6 million of outstanding principal balance on the term B loan and revolving credit facility borrowings, respectively. During the six months ended June 30, 2009, we repurchased $149.2 million and $64.9 million aggregate principal balance of our HoldCo and AcquisitionCo notes, respectively, and repaid $43.5 million and $6.6 million of outstanding principal balance on the term B loan and revolving credit facility borrowings, respectively. (Gain) loss on debt repurchases consisted of the following (in thousands):

	Three months ended June 2009
	HoldCo Notes	AcquisitionCo Notes	Term B loan	Revolving credit facility	Total
	$	$	$	$	$
Net carrying amount of debt repurchased or repaid(1)	(1,566)	(6,297)	(43,013)	(6,404)	(57,280)
Amount paid to repurchase debt	559	3,428	36,822	4,029	44,838

(Gain) loss on debt repurchase	(1,007)	(2,869)	(6,191)	(2,375)	(12,442)

	Three months ended June 30, 2010
	HoldCo Notes	AcquisitionCo Notes	Term B loan	Revolving credit facility	Total

	$	$	$	$	$
Net carrying amount of debt repurchased or repaid(1)	(65,388)	—	(118,452)	—	(183,840)
Amount paid to repurchase debt	66,348	—	120,000	—	186,348

(Gain) loss on debt repurchase	960	—	1,548	—	2,508

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Six months ended June 30, 2009
	HoldCo Notes	AcquisitionCo Notes	Term B loan	Revolving credit facility	Total
	$	$	$	$	$
Net carrying amount of debt repurchased or repaid(1)	(147,093)	(64,388)	(43,013)	(6,404)	(260,898)
Amount paid to repurchase debt(2)	36,885	18,512	36,822	4,029	96,248

(Gain) loss on debt repurchase	(110,208)	(45,876)	(6,191)	(2,375)	(164,650)

	Six months ended June 30, 2010
	HoldCo Notes	AcquisitionCo Notes	Term B loan	Revolving credit facility	Total
	$	$	$	$	$
Net carrying amount of debt repurchased or repaid(1)	(65,388)	—	(125,848)	(215,930)	(407,166)
Amount paid to repurchase debt	66,348	—	127,500	215,930	409,778

(Gain) loss on debt repurchase	960	—	1,652	—	2,612

(1)	Net carrying amount includes principal balance and accrued interest, net of any unamortized discount and deferred financing fees.
(2)	Includes transaction fees of $0.9 million for the six months ended June 30, 2009.

14. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit pension plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor other post-retirement benefit (“OPEB”) plans for certain employees. In addition, we provide supplemental executive retirement benefits for certain executive officers.

During the six months ended June 30, 2010, we completed a workforce and business process restructuring in our U.S. operations and a workforce reduction at St. Ann (see Note 4, “Restructuring”). In conjunction with the U.S. restructuring, we recorded, as a component of net periodic cost for the Noranda plans, $1.6 million of special voluntary termination benefits which were provided to employees that met certain criteria for early retirement and who accepted the offer. The workforce reduction at St. Ann triggered a curtailment of the St. Ann benefit plans. Curtailment gains were recognized as of April 30, 2010 as a component of net periodic cost.

Net periodic benefit costs comprise the following (in thousands):

	Noranda Pension		Noranda OPEB
	Three months ended June 30,		Three months ended June 30,
	2009	2010	2009	2010
	$	$	$	$
Service cost	1,716	2,248	34	85
Interest cost	4,350	4,397	105	139
Expected return on plan assets	(3,100)	(5,132)	—	(2)
Actuarial (gain) loss	1,897	626	(10)	(42)
Prior service cost	87	81	—	66
Settlement and termination benefits	150	—	—	—

Net periodic cost	5,100	2,220	129	246

	Noranda Pension		Noranda OPEB
	Six months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	$	$	$	$
Service cost	3,950	4,510	67	145
Interest cost	8,700	8,814	210	250
Expected return on plan assets	(6,200)	(8,400)	—	(2)
Actuarial (gain) loss	3,333	2,486	(20)	(58)
Prior service cost	153	167	—	66
Settlement and termination benefits	264	1,630	—	—

Net periodic cost	10,200	9,207	257	401

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	St. Ann Pension	St. Ann OPEB
	Three months ended June 30, 2010	Three months ended June 30, 2010
	$	$
Service cost	136	71
Interest cost	397	181
Expected return on plan assets	(572)	—
Recognized net (gain) loss	1,519	1,203
Curtailment gain	(1,511)	(1,201)
Net amortization and deferral	9	12

Net periodic cost	(22)	266

	St. Ann Pension	St. Ann OPEB
	Six months ended June 30, 2010	Six months ended June 30, 2010
	$	$
Service cost	271	130
Interest cost	878	389
Expected return on plan assets	(1,257)	—
Recognized net (gain) loss	1,544	1,203
Curtailment gain	(1,511)	(1,201)
Net amortization and deferral	9	12

Net periodic cost	(66)	533

Employer contributions

We plan to contribute approximately $10.0 million, $0.4 million, and $0.3 million for the Noranda pension plans, the St. Ann pension and OPEB plans, and the Noranda OPEB plans, respectively in 2010. During the six months ended June 30, 2010, we contributed $3.8 million to the Noranda pension plans, and $0.2 million to the St. Ann pension plan. We may contribute additional funds to the plans in order to maintain an Adjusted Funding Target Attainment Percentage (“AFTAP”) under the Pension Protection Act of 2006 of 80%.

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS

Noranda long-term incentive plan

In connection with the stock split, the number of shares of our common stock under our 2007 Long-Term Incentive Plan (the “2007 Incentive Award Plan”) which are reserved for issuance to employees and non-employee directors increased from 1,900,000 shares to 3,800,000 shares. Of this amount at June 30, 2010, employees owned 940,232 shares and there were 2,162,432 option grants outstanding. The remaining 697,336 shares remained available for issuance.

In May 2010, our Board of Directors adopted the Noranda 2010 Incentive Award Plan (the “2010 Incentive Award Plan”). The 2010 Incentive Award Plan provides for a variety of share-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalents, performance share awards, performance-based cash awards and stock payment awards. Option terms will be set by our Board of Directors subject to the condition that no option term shall be longer than ten years from the date of grant. Upon termination of an outstanding optionholder’s services with us, the holder may exercise his or her options within the period of time specified in the option grant, to the extent that the options were vested at the time of termination. Our Board of Directors is generally authorized to adopt, amend and rescind rules relating to the administration of the 2010 Incentive Plan, and our Board of Directors is authorized to amend, suspend and terminate the 2010 Incentive Award Plan once put in place. We expect that we will generally be required to obtain approval of our stockholders to increase the number of shares of our common stock that may be issued under the 2010 Incentive Award Plan. We reserved 5,200,000 shares of common stock for issuance under the 2010 Incentive Plan, all of which remained available for issuance at June 30, 2010.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The summary of our stock option activity and related information were as follows:

	Employee Options and Non-Employee Director Options		Investor Director Provider Options
	Common shares	Weighted average exercise price	Common shares	Weighted average exercise price
		$		$
Outstanding - December 31, 2009	2,129,890	1.53	140,000	9.00
Granted	35,400	2.18	—	—
Modified	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,858)	1.14	—	—

Outstanding - June 30, 2010	2,162,432	1.82	140,000	9.00

Fully vested - end of period (weighted average remaining contractual term of 7.0 and 7.3 years, respectively)	1,123,168	2.05	140,000	9.00

Currently exercisable - end of period (weighted average remaining contractual term of 7.0 and 7.3 years, respectively)	1,025,088	2.05	140,000	9.00

The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model. The following summarized information concerning stock option grants:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Expected price volatility	47.0%	—	47.0%	90.9%
Risk-free interest rate	4.0%	—	4.0%	3.1%
Weighted average expected lives in years	7.5	—	7.5	7.5
Weighted average fair value	$0.76	—	$0.76	1.76
Forfeiture rate	—	—	—	—
Dividend yield	—	—	—	—

We recorded stock compensation expense of the following amounts (in thousands):

Quarter-to-date	$
Three months ended June 30, 2009	370
Three months ended June 30, 2010	3,580

Year-to-date	$
Six months ended June 30, 2009	740
Six months ended June 30, 2010	3,969

In May 2010, in connection with the Company’s IPO, stock options were modified to remove a call option which had created an implicit seven year vesting period. The effect of this modification was to accelerate expense recognition for certain fully-vested options and to change the amount of expense to be recognized based on an assumed forfeiture rate. We recorded $3.2 million of compensation expense during the three months ended June 30, 2010 in connection with this modification. The modification also shortened the period over which compensation expense is recognized for service awards which continue to vest, resulting in an immaterial amount of additional compensation expense during the three months ended June 30, 2010.

As of June 30, 2010, total unrecognized stock compensation expense related to non-vested stock options was $4.1 million with a weighted average expense recognition period of 4.3 years.

16. INCOME TAXES

Our effective income tax rate was approximately 33.6% for the six months ended June 30, 2010 and 60.8% for the six months ended June 30, 2009.

•

The effective tax rate for the six months ended June 30, 2010 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

•	The effective tax rate for the six months ended June 30, 2009 was primarily impacted by state income taxes, equity method investee income, and goodwill impairment.

Each interim period is considered an integral part of the annual period and tax expense is measured using the estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

•	For the six months ended June 30, 2010, we used the annual effective tax rate based on estimated ordinary income for the year ended December 31, 2010.

•

For the six months ended June 30, 2009, we determined that our annual ordinary income for the year ended December 31, 2009 could not be reliably estimated because we expected near break-even operations and had a significant permanent difference (i.e. goodwill impairment) such that a minor change in our estimated ordinary income could have resulted in a material change in our estimated annual effective income tax rate. As a result, we determined that the actual effective income tax rate for the six months ending June 30, 2009 was the best estimate of the annual effective tax rate.

As of June 30, 2010 and December 31, 2009, we had unrecognized income tax benefits (including interest) of approximately $11.6 million and $11.5 million, respectively (of which approximately $7.6 million and $7.5 million respectively, if recognized, would favorably impact the effective income tax rate). As of June 30, 2010, the gross amount of unrecognized tax benefits has not changed. It is expected that the unrecognized tax benefits may change in the next twelve months; however, because Xstrata indemnified us for tax obligations related to periods ending on or before the acquisition date, we do not expect the change to have a significant impact on our results of operations or our financial position.

In April 2009, the Internal Revenue Service (“IRS”) commenced an examination of our U.S. income tax return for 2006. As part of the Apollo Acquisition, Xstrata indemnified us for tax obligations related to periods ending on or before the acquisition date. Therefore, we do not anticipate that the IRS examination will have a material impact on our financial statements

17. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.

•

Fixed-price aluminum swaps. In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the primary aluminum products segment through the use of fixed-price aluminum sale swaps. In addition, during first quarter 2009, we entered into fixed-price aluminum purchase swaps to lock in a portion of the favorable market position of our fixed-price aluminum sale swaps. In March 2009, we entered into a hedge settlement agreement with Merrill Lynch to provide a mechanism for us to monetize our favorable net fixed-price swap positions to fund debt repurchases, subject to certain limitations.

At the closing of our IPO in May 2010, we settled all of our remaining fixed-price aluminum swaps and used the proceeds to repay indebtedness. As of June 30, 2010, we have no outstanding fixed-price aluminum swaps.

•

Variable-price aluminum swaps. We also enter into forward contracts with our customers to sell aluminum in the future at fixed-prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable-price aluminum swap contracts with various brokers, typically for terms not greater than one year.

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

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

As of June 30, 2010, our outstanding hedges were as follows:

Aluminum swaps-variable-price

Year	Average hedged price per pound	Pounds hedged annually
	$	(in thousands)
2010	0.93	38,574
2011	0.99	12,097

		50,671

Natural gas swaps

Year	Average price per million BTU’s	Million BTU’s hedged annually
	$	(in thousands)
2010	7.30	4,006
2011	7.28	8,048
2012	7.46	8,092

		20,146

	Hedged LIBOR Rate	Variable Rate Debt Hedged
		$ (in thousands)
Interest rate swap
November 15, 2010	4.98%	250,000
May 15, 2011	4.98%	100,000
November 15, 2011	4.98%	100,000

We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our balance sheet. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in thousands):

	December 31, 2009	June 30, 2010
	$	$
Aluminum swaps-fixed-price	196,602	—
Aluminum swaps-variable-price	6,813	(1,087)
Interest rate swaps	(13,312)	(9,116)
Natural gas swaps	(25,839)	(38,404)

Total	164,264	(48,607)

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

	December 31, 2009	June 30, 2010
	$	$
Current derivative assets	97,382	1,271
Current derivative liabilities	(28,627)	(27,407)

Current derivative assets (liabilities), net	68,755	(26,136)

Long-term derivative assets	113,026	17
Long-term derivative liabilities	(17,517)	(22,488)

Long-term derivative assets (liabilities), net	95,509	(22,471)

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not:

	As of December 31, 2009				As of June 30, 2010
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Aluminum swaps-fixed-price	—	—	202,726	(6,124)	—	—	—	—
Aluminum swaps-variable-price	—	—	6,898	(85)	—	—	1,288	(2,375)
Interest rate swaps	—	—	—	(13,312)	—	—	—	(9,116)
Natural gas swaps	784	(3,608)	—	(23,015)	—	(15,903)	—	(22,501)

Total	784	(3,608)	209,624	(42,536)	—	(15,903)	1,288	(33,992)

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive loss (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

•

Aluminum swaps—fixed-price. From January 1, 2008 to January 29, 2009, fixed-price aluminum-swaps were designated and qualified as cash flow hedges. As a result of the New Madrid power outage in January 2009, management concluded that certain hedged sale transactions were no longer probable of occurring, and we discontinued hedge accounting for all our aluminum fixed-price sale swaps on January 29, 2009. At that date, amounts were frozen in AOCI until such time as they are reclassified into earnings in the period the hedged sales occur, or until it is determined that the original forecasted sales are probable of not occurring.

•

Natural gas swaps. We entered into certain natural gas contracts during the fourth quarter of 2009 that qualified for and were designated as cash flow hedges based on a portion of estimated consumption of natural gas.

The following table presents the net amount of unrealized gains (losses) on cash flow hedges that were reported as a component of AOCI at June 30, 2010, and the expected timing of those amounts being reclassified into earnings:

	Amounts expected to be reclassified into earnings		Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI at June 30, 2010
	July 1, 2010 to June 30, 2011	Thereafter
	$	$	$
Aluminum swaps-fixed-price	101,596	174,635	276,231
Natural gas swaps	(5,538)	(10,363)	(15,901)

Total	96,058	164,272	260,330

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

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Derivatives qualified as hedges		Derivatives not qualified as hedges	Total
	Amount reclassified from AOCI	Hedge ineffectiveness	Change in fair value
	$	$	$	$
Three months ended June 30, 2009:
Aluminum swaps-fixed-price	(69,855)	—	24,739	(45,116)
Aluminum swaps-variable price	—	—	(8,221)	(8,221)
Interest rate swaps	—	—	307	307
Natural gas swaps	—	—	(168)	(168)

Total (gain) loss on hedging activities	(69,855)	—	16,657	(53,198)

Three months ended June 30, 2010:
Aluminum swaps-fixed-price	(22,191)	—	(5,956)	(28,147)
Aluminum swaps-variable price	—	—	6,613	6,613
Interest rate swaps	—	—	238	238
Natural gas swaps	1,502	1	(726)	777

Total (gain) loss on hedging activities	(20,689)	1	169	(20,519)

Six months ended June 30, 2009:
Aluminum swaps-fixed-price	(125,668)	(69)	14,952	(110,785)
Aluminum swaps-variable price	—	—	(4,410)	(4,410)
Interest rate swaps	—	—	850	850
Natural gas swaps	—	—	16,019	16,019

Total (gain) loss on hedging activities	(125,668)	(69)	27,411	(98,326)

Six months ended June 30, 2010:
Aluminum swaps-fixed-price	(39,024)	—	(1,499)	(40,523)
Aluminum swaps-variable price	—	—	6,889	6,889
Interest rate swaps	—	—	1,405	1,405
Natural gas swaps	1,800	(34)	8,181	9,947

Total (gain) loss on hedging activities	(37,224)	(34)	14,976	(22,282)

18. RECLAMATION, LAND, AND ASSET RETIREMENT OBLIGATIONS

Reclamation obligation

St. Ann has a reclamation obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. At June 30, 2010, the current and long-term portions of the reclamation obligation of $1.8 million and $7.5 million are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.

The following is a reconciliation of the aggregate carrying amount of the reclamation obligation at St. Ann (in thousands):

Six months ended June 30, 2010
$
Balance, December 31, 2009	8,942
Additional liabilities incurred	1,297
Liabilities settled	(892)

Balance, June 30, 2010	9,347

Land obligation

In cases where land to be mined is privately owned, St. Ann offers to purchase the residents’ homes for cash, relocate the residents to another area, or a combination of these two options. These costs are recorded as liabilities as incurred. At June 30, 2010,

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

the current and long-term portions of the land obligation of $2.3 million and $4.7 million are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheet.

Asset retirement obligations

Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of red mud wastes from its refining process.

The current portion of the liability of $1.6 million and $2.0 million at December 31, 2009 and June 30, 2010, respectively, relates to the disposal of spent pot-liners at New Madrid and is recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $11.8 million and $12.1 million at December 31, 2009 and June 30, 2010, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets.

The following is a reconciliation of the aggregate carrying amount of liabilities for the asset retirement obligations (in thousands):

Six months ended June 30, 2010
$
Balance, December 31, 2009	13,442
Additional liabilities incurred	731
Liabilities settled	(536)
Accretion expense	504

Balance, June 30, 2010	14,141

At December 31, 2009 and June 30, 2010, we had $6.2 million and $8.3 million, respectively, of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheet. The remaining restricted cash relates primarily to funds for workers’ compensation claims.

19. NONCONTROLLING INTEREST

Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the Government of Jamaica (“GOJ”) holds 51% interest. NJBP mines bauxite, approximately 50% of which is sold to Gramercy, with the balance sold to third parties.

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

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Due to the consolidation of NJBP, we reflected the following amounts in our balance sheet (in thousands):

	December 31, 2009			June 30, 2010
	NJBP Balances	Impact of Eliminations	Impact on Consolidated Statements	NJBP Balances	Impact of Eliminations	Impact on Consolidated Statements
	$	$	$	$	$	$
Cash and cash equivalents	117	—	117	498	—	498
Accounts receivable	12,393	(12,393)	—	16,655	(16,655)	—
Inventories, consisting of maintenance supplies inventory and fuel	11,813	—	11,813	11,174	—	11,174
Property, plant and equipment	36,911	—	36,911	35,815	—	35,815
Other assets	2,305	—	2,305	3,302	—	3,302
Accounts payable and accrued liabilities	(43,621)	36,547	(7,074)	(47,123)	35,368	(11,755)
Environmental, land and reclamation liabilities	(8,152)	—	(8,152)	(8,557)	—	(8,557)
Noncontrolling interest (at 51%)	(6,000)	—	(6,000)	(6,000)	—	(6,000)

St. Ann’s net investment and advances to NJBP	5,766	24,154	29,920	5,764	18,713	24,477

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

20. NET INCOME (LOSS) PER SHARE

We present both basic and diluted EPS on the face of the consolidated statements of operations. Basic EPS is calculated as net income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average outstanding common shares determined using the treasury stock method for options (in thousands, except per share).

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net income (loss)	$(12,126)	$6,873	$32,153	$6,818

Weighted-average common shares outstanding:
Basic	43,487	49,088	43,485	46,443
Effect of diluted securities	—	1,015	—	637

Diluted	43,487	50,103	43,485	47,080

Basic EPS	$(0.28)	$0.14	$0.74	$0.15
Diluted EPS	$(0.28)	$0.14	$0.74	$0.14

Certain stock options whose terms and conditions are described in Note 15, “Shareholders’ Equity and Share-Based Payments,” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. Stock options excluded from the computation of diluted EPS were:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Antidilutive options	1,768,788	—	1,768,788	55,246

21. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We incorporate assumptions that market participants would use in pricing

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

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

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Valuations on a recurring basis

The table below sets forth by level within the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	$	$	$	$
Cash equivalents	16,369	—	—	16,369
Derivative assets	—	1,288	—	1,288
Derivative liabilities	—	(49,895)	—	(49,895)
Pension plan assets:
Equity securities:
Large capitalization	53,753	—	—	53,753
Small and mid capitalization growth	11,868	16,632	1,319	29,819
Global mid-capitalization blend	45,034	—	—	45,034
Global equity and other	5,541	970	—	6,511
Fixed income securities:
Global government bonds	49,681	—	—	49,681
Government of Jamaica bonds	7,758	3,019	—	10,777
Global corporate bonds	13,322	—	—	13,322
Mortgage-backed securities	12,364	—	—	12,364
Other	1,486	—	—	1,486
Cash and cash equivalents	5,462	1,471	—	6,933

Total	222,638	(26,515)	1,319	197,442

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

In Note 13, “Long-Term Debt,” we disclose the fair values of our debt instruments. Those fair values are classified as Level 2 within the hierarchy. While the senior floating rate notes have quoted market prices, we do not believe transactions on those instruments occur in sufficient enough frequency or volume to warrant a Level 1 classification. Further, the fair values of the term B loan and revolving credit facility are based on interest rates available at each balance sheet date, resulting in a Level 2 classification as well.

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

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

22. COMMITMENTS AND CONTINGENCIES

Labor commitments

We are a party to six collective bargaining agreements that expire at various times. One agreement at St. Ann expires in December 2010. We expect, during the last half of 2010, to begin renegotiating the bargaining agreement at St. Ann with the University and Allied Workers Union (“UAWU”), which expired on April 30, 2010. Additionally, we have completed the process of formalizing recognition of a third union at St. Ann, with the Bustamante Industrial Trade Union (“BITU”). We are currently in negotiations to finalize terms of the agreement.

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

Environmental matters

In addition to our asset retirement obligations discussed in Note 18, “Reclamation, Land and Asset Retirement Obligations,” we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of June 30, 2010, we recorded undiscounted liabilities of $1.3 million and $3.0 million in accrued liabilities and other long-term liabilities, respectively, for remediation of Gramercy’s known environmental conditions. Approximately two-thirds of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represents monitoring costs which will be incurred ratably over a thirty year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on cost. No other responsible parties are involved in any ongoing environmental remediation activities. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws or regulations. Such future requirements may result in liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.

Production Levy

At the end of 2009, the Company and the GOJ reached an amendment to the establishment agreement setting the fiscal regime structure for St. Ann’s bauxite mining operations through December 31, 2014. The amendment covers the fiscal regime, as well as commitments for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. We signed the formal amendment with the GOJ on the fiscal structure in June 2010, which did not change the cost structure from the agreement reached in 2009. The terms of the agreement required us to make a $14.0 million prepayment of Jamaican income taxes, of which $10.0 million was paid in June 2010 and the remainder will be paid in April 2011. As of June 30, 2010, $5.0 million of the June 2010 prepayment is recorded in prepaid assets and $5.0 million is in other assets.

Guarantees

In connection with the 2005 disposal of a former subsidiary, American Racing Equipment, Inc (“ARE”), we guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, California. The leases have various expiration dates that extend through December 2011. Since March 2008, we were released from the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligations. As of June 30, 2010 the remaining maximum future payments under these lease obligations totaled approximately $0.8 million. We have concluded that it is not probable that we will be required to make payments pursuant to these guarantees and we have not recorded a liability for these guarantees. Further, ARE’s purchaser has indemnified us for all losses associated with the guarantees.

Power Contract

Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with AmerenUE (“Ameren”) pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause. On June 21, 2010, the Missouri Public Service Commission (“MoPSC”) ruled on the power rate case filed by Ameren on July 24, 2009. The MoPSC’s ruling resulted in no substantive change to the base power rate for the Company’s aluminum smelter in New Madrid.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

23. SEGMENTS

We manage and operate our business segments based on the markets we serve and the products and services provided to those markets. We evaluate performance and allocate resources based on profit from operations before income taxes.

Prior to August 2009, we reported results in two segments: upstream (which included corporate expenses) and downstream. In August 2009, with the completion of the Joint Venture Transaction, we changed our segment reporting so that corporate was a separate segment, and Gramercy and St. Ann were included in the upstream segment.

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

Our bauxite segment mines and produces the bauxite used for alumina production at our Gramercy refinery, and the remaining bauxite not taken by the refinery is sold to a third party. Our alumina refining segment chemically refines and converts bauxite into alumina, which is the principal raw material used in the production of primary aluminum products. The Gramercy refinery is the source for the vast majority of our New Madrid smelter’s alumina requirements. The remaining alumina production at the Gramercy refinery that is not taken by New Madrid is in the form of smelter grade alumina and alumina hydrate, or chemical grade alumina, and is sold to third parties. The primary aluminum products segment produces value-added aluminum products in several forms: billet, used mainly for building construction, architectural and transportation applications; rod, used mainly for electrical applications and steel deoxidation; value-added sow, used mainly for aerospace; and foundry, used mainly for transportation. In addition to these value-added products, we produce commodity grade sow, the majority of which is used in our rolling mills. Our flat rolled products segment has rolling mill facilities whose major foil products are: finstock, used mainly for the air conditioning, ventilation and heating industry, and container stock, used mainly for food packaging, pie pans and convenience food containers.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

Geographic Region Information

Substantially all of our sales are within the United States. Sales whose country of origin was outside of the United States represented less than 5% of our consolidated sales in 2009 and 2010. All long-lived assets are located in the United States except those assets of our St. Ann bauxite mine comprising $52.9 million at December 31, 2009 and $50.9 million at June 30, 2010, which are located in Jamaica. The following tables summarize the operating results and assets of our reportable segments (in thousands):

	Three months ended June 30, 2009 (1)
	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	59,832	97,847	—	—	157,679
Intersegment	10,638	—	—	(10,638)	—

	70,470	97,847	—	(10,638)	157,679

Costs and Expenses:
Cost of sales	89,225	85,158	—	(10,638)	163,745
Selling, general and administrative expenses	(32)	2,814	7,935	—	10,717
Excess insurance proceeds	(29,185)	—	—	—	(29,185)

	60,008	87,972	7,935	(10,638)	145,277

Operating income (loss)	10,462	9,875	(7,935)	—	12,402

Interest expense, net					14,100
(Gain) loss on hedging activities, net					(53,198)
Equity in net (income) loss of investments in affiliates					34,051
(Gain) loss on debt repurchase					(12,442)

Income (loss) before income taxes					29,891

Depreciation and amortization	14,718	5,556	78	—	20,352
Capital expenditures	10,548	1,367	757	—	12,672

	Three months ended June 30, 2010 (1)
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	10,226	55,847	128,030	140,802	—	—	334,905
Intersegment	17,427	40,075	33,559	—	—	(91,061)	—

	27,653	95,922	161,589	140,802	—	(91,061)	334,905

Costs and Expenses:
Cost of sales	22,475	80,447	146,128	132,984	—	(91,061)	290,973
Selling, general and administrative expenses	6,490	1,487	4,549	1,798	28,806	—	43,130

	28,965	81,934	150,677	134,782	28,806	(91,061)	334,103

Operating income (loss)	(1,312)	13,988	10,912	6,020	(28,806)	—	802

Interest expense, net							8,539
(Gain) loss on hedging activities, net							(20,519)
(Gain) loss on debt repurchase							2,508

Income (loss) before income taxes							10,274

Depreciation and amortization	2,593	4,984	12,185	5,159	205	—	25,126
Capital expenditures	1,412	2,584	7,734	2,665	423	—	14,818

(1)	Our bauxite and alumina refining segments are presented subsequent to the Joint Venture Transaction, prior to which the results of Gramercy and St. Ann were reported using the equity method.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	Six months ended June 30, 2009 (1)
	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$
Sales:
External customers	126,914	195,080	—	—	321,994
Intersegment	18,856	—	—	(18,856)	—

	145,770	195,080	—	(18,856)	321,994

Costs and Expenses:
Cost of sales	190,275	176,645	—	(18,856)	348,064
Selling, general and administrative expenses	10,210	6,308	16,425	—	32,943
Goodwill and other intangible asset impairment	—	43,000	—	—	43,000
Excess insurance proceeds	(29,185)	—	—	—	(29,185)

	171,300	225,953	16,425	(18,856)	394,822

Operating income (loss)	(25,530)	(30,873)	(16,425)	—	(72,828)

Interest expense, net					29,974
(Gain) loss on hedging activities, net					(98,326)
Equity in net (income) loss of investments in affiliates					78,101
(Gain) loss on debt repurchase					(164,650)

Income (loss) before income taxes					82,073

Depreciation and amortization	33,826	11,750	144	—	45,720
Capital expenditures	18,762	2,543	1,055	—	22,360

	Six months ended June 30, 2010 (1)
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	25,104	109,706	235,048	266,556	—	—	636,414
Intersegment	30,104	77,825	60,089	—	—	(168,018)	—

	55,208	187,531	295,137	266,556	—	(168,018)	636,414

Costs and Expenses:
Cost of sales	42,186	168,048	261,628	252,055	—	(168,018)	555,899
Selling, general and administrative expenses	9,818	5,273	12,014	6,560	38,466	—	72,131

	52,004	173,321	273,642	258,615	38,466	(168,018)	628,030

Operating income (loss)	3,204	14,210	21,495	7,941	(38,466)	—	8,384

Interest expense, net							17,786
(Gain) loss on hedging activities, net							(22,282)
(Gain) loss on debt repurchase							2,612

Income (loss) before income taxes							10,268

Depreciation and amortization	5,632	10,365	24,376	10,396	416	—	51,185
Capital expenditures	2,946	4,193	15,246	4,487	938	—	27,810

(1)	Our bauxite and alumina refining segments are presented subsequent to the Joint Venture Transaction, prior to which the results of Gramercy and St. Ann were reported using the equity method.

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

	December 31, 2009	June 30, 2010
	$	$
Segment assets:
Bauxite	125,168	130,050
Alumina refining	237,886	221,383
Primary aluminum products	612,099	590,722
Flat rolled products	382,601	398,306
Corporate	373,645	103,480
Eliminations	(33,811)	(42,213)

Total assets	1,697,588	1,401,728

24. SUBSIDIARY ISSUER OF GUARANTEED NOTES

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

As of December 31, 2009, NHB held an investment in HoldCo Notes totaling $105.7 million. During second quarter 2010, NHB delivered to Noranda HoldCo all of its investment in HoldCo Notes, which Noranda HoldCo immediately retired.

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

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

December 31, 2009

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Current assets:
Cash and cash equivalents	21,444	140,520	4,266	1,006	—	167,236
Accounts receivable, net:
Trade	—	—	82,068	3,462	—	85,530
Affiliates	—	5,909	—	10,346	(16,255)	—
Interest due from affiliates	—	—	—	1,417	(1,417)	—
Inventories	—	—	155,665	26,691	—	182,356
Derivative assets, net	—	—	68,755	—	—	68,755
Taxes receivable	—	—	1,053	(323)	—	730
Prepaid expenses	169	—	24,414	11,834	1	36,418
Other current assets	—	2,000	1,991	9,811	6	13,808

Total current assets	21,613	148,429	338,212	64,244	(17,665)	554,833
Investments in affiliates	278,770	1,291,423	—	105,740	(1,675,933)	—
Advances due from affiliates	—	2,941	267,202	5,216	(275,359)	—
Property, plant and equipment, net	—	—	692,621	52,877	—	745,498
Goodwill	—	—	137,570	—	—	137,570
Other intangible assets, net	—	—	79,047	—	—	79,047
Long-term derivative assets, net	—	—	95,509	—	—	95,509
Other assets	550	17,309	57,783	9,489	—	85,131

Total assets	300,933	1,460,102	1,667,944	237,566	(1,968,957)	1,697,588

Current liabilities:
Accounts payable
Trade	33	2,000	64,378	3,501	—	69,912
Affiliates	—	—	10,347	5,908	(16,255)	—
Accrued liabilities	—	—	45,713	16,248	—	61,961
Accrued interest:
Third parties	—	167	—	—	—	167
Affiliates	1,417	—	—	—	(1,417)	—
Deferred tax liabilities	(6,481)	(16,160)	45,377	4,596	(21)	27,311
Current portion of long-term debt	—	7,500	—	—	—	7,500

Total current liabilities	(5,031)	(6,493)	165,815	30,253	(17,693)	166,851
Long-term debt, net	221,418	880,569	—	—	(157,821)	944,166
Pension and OPEB liabilities	—	—	100,130	6,263	—	106,393
Other long-term liabilities	653	2,394	40,073	12,512	—	55,632
Advances due to affiliates	2,940	272,417	2	—	(275,359)	—
Deferred tax liabilities	863	32,445	255,074	3,966	38,034	330,382
Common stock subject to redemption	2,000	—	—	—	—	2,000
Shareholders’ equity:
Common stock	436	—	—	—	—	436
Capital in excess of par value	16,123	216,606	1,199,712	83,683	(1,500,001)	16,123
Accumulated deficit	(136,172)	(135,539)	(240,594)	44,918	392,264	(75,123)
Accumulated other comprehensive income	197,703	197,703	147,732	49,971	(448,381)	144,728

Total Noranda shareholders’ equity	78,090	278,770	1,106,850	178,572	(1,556,118)	86,164
Noncontrolling interest	—	—	—	6,000	—	6,000

Total shareholders’ equity	78,090	278,770	1,106,850	184,572	(1,556,118)	92,164

Total liabilities and shareholders’ equity	300,933	1,460,102	1,667,944	237,566	(1,968,957)	1,697,588

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

June 30, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Current assets:
Cash and cash equivalents	7,082	18,956	3,359	2,281	—	31,678
Accounts receivable, net:
Trade	—	—	115,190	3,425	—	118,615
Affiliates	21,105	7,250	785	8,387	(37,527)	—
Inventories	—	—	156,286	30,725	(849)	186,162
Taxes receivable	18,915	16,336	(24,906)	(1,978)	912	9,279
Prepaid assets	188	—	4,093	11,573	1	15,855
Other current assets	—	—	7,955	6,635	6	14,596

Total current assets	47,290	42,542	262,762	61,048	(37,457)	376,185

Investments in affiliates	220,226	1,244,865	—	—	(1,465,091)	—
Advances due from affiliates	—	19,351	494,720	63,524	(577,595)	—
Property, plant and equipment, net	—	—	673,397	50,939	—	724,336
Goodwill	—	—	137,570	—	—	137,570
Other intangible assets, net	—	—	76,019	—	—	76,019
Other assets	—	13,878	58,892	14,848	—	87,618

Total assets	267,516	1,320,636	1,703,360	190,359	(2,080,143)	1,401,728

Current liabilities:
Accounts payable:
Trade	251	—	80,766	8,616	—	89,633
Affiliates	—	21,105	8,386	8,036	(37,527)	—
Accrued liabilities	—	—	41,364	13,159	—	54,523
Accrued interest	—	894	—	—	—	894
Derivative liabilities, net	—	—	26,136	—	—	26,136
Deferred tax liabilities	(16,704)	(45,378)	75,130	4,596	(1,652)	15,992

Total current liabilities	(16,453)	(23,379)	231,782	34,407	(39,179)	187,178

Long-term debt, net	—	553,713	—	—	—	553,713
Long-term derivative liabilities, net	—	—	22,471	—	—	22,471
Pension and OPEB liabilities	—	—	105,634	6,653	—	112,287
Other long-term liabilities	79	2,446	39,221	12,374	—	54,120
Advances due to affiliates	77,660	499,931	—	4	(577,595)	—
Deferred tax liabilities	57,477	67,699	195,916	392	(4,278)	317,206
Common stock subject to redemption	2,000	—	—	—	—	2,000
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	551	—	—	—	—	551
Capital in excess of par value	102,890	229,605	1,199,713	83,683	(1,513,001)	102,890
Accumulated deficit	(68,305)	(120,996)	(205,998)	49,850	277,144	(68,305)
Accumulated other comprehensive income	111,617	111,617	114,621	(3,004)	(223,234)	111,617

Total Noranda shareholders’ equity	146,753	220,226	1,108,336	130,529	(1,459,091)	146,753
Noncontrolling interest	—	—	—	6,000	—	6,000

Total shareholders’ equity	146,753	220,226	1,108,336	136,529	(1,459,091)	152,753

Total liabilities and shareholders’ equity	267,516	1,320,636	1,703,360	190,359	(2,080,143)	1,401,728

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Three months ended June 30, 2009

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantor	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	157,679	—	—	157,679
Operating costs and expenses:
Cost of sales	—	—	163,745	—	—	163,745
Selling, general and administrative expenses	716	949	9,045	7	—	10,717
Excess insurance proceeds	—	—	(29,185)	—	—	(29,185)

	716	949	143,605	7	—	145,277

Operating income (loss)	(716)	(949)	14,074	(7)	—	12,402

Other expenses (income)
Interest expense (income), net	5,073	14,012	(2,076)	(2,909)	—	14,100
Gain on hedging activities, net	—	—	(53,198)	—	—	(53,198)
Gain on early extinguishment of debt	(530)	(11,912)	—	—	—	(12,442)
Equity in net income of unconsolidated subsidiaries	—	—	34,051	—	—	34,051

Total other (income) expenses	4,543	2,100	(21,223)	(2,909)	—	(17,489)

Income (loss) before income taxes	(5,259)	(3,049)	35,297	2,902	—	29,891
Income tax expense (benefit)	1,009	340	36,974	3,694	—	42,017
Equity in net income of subsidiaries	(5,858)	(2,469)	—	—	8,327	—

Net income (loss) for the period	(12,126)	(5,858)	(1,677)	(792)	8,327	(12,126)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Three months ended June 30, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	324,679	27,653	(17,427)	334,905
Operating costs and expenses:
Cost of sales	—	—	285,925	22,475	(17,427)	290,973
Selling, general and administrative expenses	4,106	17,966	14,561	6,497	—	43,130

	4,106	17,966	300,486	28,972	(17,427)	334,103

Operating income (loss)	(4,106)	(17,966)	24,193	(1,319)	—	802

Other (income) expenses
Interest expense (income), net	2,271	7,591	62	(1,385)	—	8,539
Gain on hedging activities, net	—	—	(20,519)	—	—	(20,519)
Loss on debt repurchase	960	1,548	—	—	—	2,508

Total other (income) expenses	3,231	9,139	(20,457)	(1,385)	—	(9,472)

Income (loss) before income taxes	(7,337)	(27,105)	44,650	66	—	10,274
Income tax expense (benefit)	(2,201)	(8,862)	14,421	43	—	3,401
Equity in net income of subsidiaries	12,009	30,252	—	—	(42,261)	—

Net income (loss) for the period	6,873	12,009	30,229	23	(42,261)	6,873

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Six months ended June 30, 2009

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantor	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	321,994	—	—	321,994
Operating costs and expenses:
Cost of sales	—	—	348,064	—	—	348,064
Selling, general and administrative expenses	1,632	1,455	29,849	7	—	32,943
Goodwill and other intangible asset impairment	—	—	43,000	—	—	43,000
Excess insurance proceeds	—	—	(29,185)	—	—	(29,185)

	1,632	1,455	391,728	7	—	394,822

Operating loss	(1,632)	(1,455)	(69,734)	(7)	—	(72,828)

Other expenses (income)
Interest expense (income), net	9,588	27,621	170	(7,405)	—	29,974
Gain on hedging activities, net	—	—	(98,326)	—	—	(98,326)
Gain on debt repurchase	(11,009)	(153,641)	—	—	—	(164,650)
Equity in net income of unconsolidated subsidiaries	—	—	78,101	—	—	78,101

Total other (income) expenses	(1,421)	(126,020)	(20,055)	(7,405)	—	(154,901)

Income (loss) before income taxes	(211)	124,565	(49,679)	7,398	—	82,073
Income tax expense	3,171	14,408	28,139	4,202	—	49,920
Equity in net income of subsidiaries	35,535	(74,622)	—	—	39,087	—

Net income (loss) for the period	32,153	35,535	(77,818)	3,196	39,087	32,153

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Six months ended June 30, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	611,310	55,208	(30,104)	636,414
Operating costs and expenses:
Cost of sales	—	—	543,817	42,186	(30,104)	555,899
Selling, general and administrative expenses	4,837	18,486	38,977	9,831	—	72,131

	4,837	18,486	582,794	52,017	(30,104)	628,030

Operating income (loss)	(4,837)	(18,486)	28,516	3,191	—	8,384

Other (income) expenses
Interest expense (income), net	6,173	15,573	166	(4,126)	—	17,786
Gain on hedging activities, net	—	—	(22,282)	—	—	(22,282)
Loss on debt repurchase	960	1,652	—	—	—	2,612

Total other (income) expenses	7,133	17,225	(22,116)	(4,126)	—	(1,884)

Income (loss) before income taxes	(11,970)	(35,711)	50,632	7,317	—	10,268
Income tax expense (benefit)	(3,603)	(11,642)	16,310	2,385	—	3,450
Equity in net income of subsidiaries	15,185	39,254	—	—	(54,439)	—

Net income (loss) for the period	6,818	15,185	34,322	4,932	(54,439)	6,818

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2009

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(3,861)	86,630	25,569	487	(695)	108,130
INVESTING ACTIVITIES
Capital expenditures	—	—	(22,360)	—	—	(22,360)
Purchase of debt	—	—	—	(34,212)	34,212	—
Proceeds from insurance related to capital expenditures	—	—	7,161	—	—	7,161

Cash provided by (used in) investing activities	—	—	(15,199)	(34,212)	34,212	(15,199)

FINANCING ACTIVITIES
Proceeds from issuance of shares	41	—	—	—	—	41
Repurchase of shares	(90)	—	—	—	—	(90)
Repayment of debt	—	(24,500)	—	—	—	(24,500)
Repurchase of debt	(2,673)	(34,650)	—	—	(33,517)	(70,840)
Intercompany advances	3,049	(3,808)	—	759	—	—
Capital contribution (to subsidiary) from parent	—	(33,000)	—	33,000	—	—
Distribution (to parent from subsidiary)	980	(980)	—	—	—	—

Cash provided by (used in) financing activities	1,307	(96,938)	—	33,759	(33,517)	(95,389)

Change in cash and cash equivalents	(2,554)	(10,308)	10,370	34	—	(2,458)
Cash and cash equivalents, beginning of period	24,101	159,994	621	—	—	184,716

Cash and cash equivalents, end of period	21,547	149,686	10,991	34	—	182,258

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(31,842)	222,781	23,829	4,186	—	218,954
INVESTING ACTIVITIES
Capital expenditures	—	—	(24,864)	(2,946)	—	(27,810)
Proceeds from sale of property, plant and equipment	—	—	128	35	—	163

Cash used in investing activities	—	—	(24,736)	(2,911)	—	(27,647)

FINANCING ACTIVITIES
Proceeds from issuance of shares	82,929	—	—	—	—	82,929
Repayments on revolving credit facility	—	(215,930)	—	—	—	(215,930)
Repurchase of shares	(16)	—	—	—	—	(16)
Repayment of long-term debt	(66,348)	(127,500)	—	—	—	(193,848)
Distribution (to parent from subsidiary)	915	(915)	—	—	—	—

Cash provided by (used in) financing activities	17,480	(344,345)	—	—	—	(326,865)

Change in cash and cash equivalents	(14,362)	(121,564)	(907)	1,275	—	(135,558)
Cash and cash equivalents, beginning of period	21,444	140,520	4,266	1,006	—	167,236

Cash and cash equivalents, end of period	7,082	18,956	3,359	2,281	—	31,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Unless otherwise specified or unless the context otherwise requires, references to (i) “Noranda HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries; (ii) “AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries; (iii) “the Company,” “Noranda,” “we,” “us” and “our” refer collectively to Noranda HoldCo and its subsidiaries; and (iv) “Apollo” collectively refers to Apollo Management, L.P. and its affiliates.

We are a vertically integrated producer of value-added primary aluminum products and high quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business consists of three reportable segments: primary aluminum products, alumina refining, and bauxite. These three segments are closely integrated and consist of an aluminum smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operations in St. Ann, Jamaica (Noranda Bauxite Limited, or “St. Ann”) and our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or “Gramercy”). New Madrid has annual production capacity of approximately 580 million pounds (263,000 metric tonnes), which represented more than 15% of total 2009 U.S. primary aluminum production, based on statistics from the Aluminum Association. Our flat rolled products segment, or downstream business, is one of the largest aluminum foil producers in North America and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix. Our corporate segment consists of our corporate expenses.

Our second quarter 2010 results reflect these significant events:

•

Demand conditions remained strong during second quarter 2010, particularly across the majority of product groups in our flat rolled products segment, for billet in the primary aluminum products segment, and for chemical grade alumina product in the alumina segment. In the primary aluminum products segment, we saw improved demand for rod during second quarter 2010, following some weakness for that product in the previous quarter.

•

Although realized pricing was strong in second quarter 2010 compared to second quarter 2009, during second quarter 2010, the London Metal Exchange (“LME”) aluminum price fell from $1.06 per lb at the beginning of the quarter to $0.87 per lb at the end of the quarter. Industry analysts generally attribute the price decline to worries over the debt burden of certain European economies, a mixed picture on the strength of the U.S. recovery, and fears of more monetary tightening in China.

•

Rising aluminum prices and Midwest premiums, stronger demand in the flat rolled products segment, and the impact of our New Madrid smelter being fully operational throughout second quarter 2010 had a favorable impact on second quarter 2010 operating results compared to second quarter 2009.

•

For the six months ended June 30, 2010, operating cash flow was $219.0 million, including $164.6 million of proceeds from hedge terminations. For the six months ended June 30, 2009, our operating activities generated $108.1 million of cash flows, including $70.1 million of proceeds from hedge terminations.

•

For the second quarter 2010, our program which includes productivity improvement and cost reduction initiatives (which we refer to as “CORE”), contributed over $15.0 million in cost reduction, capital avoidance, and cash generation.

•

In May, 2010, we completed our IPO of 11,500,000 shares of common stock at a public offering price of $8.00 per share (NYSE: NOR). We used the $82.9 million net offering proceeds, together with $95.9 million of proceeds from terminating our remaining fixed-price aluminum sale swaps, to repurchase the remaining $66.3 million principal amount of our outstanding HoldCo Notes and to repay $110.0 million of our term B loan principal.

•

Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with AmerenUE (“Ameren”) pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause. On June 21, 2010, the MoPSC ruled on the power rate case filed by Ameren on July 24, 2009. The MoPSC’s ruling resulted in no substantive change to base power rate for the Company’s aluminum smelter in New Madrid. In June 2010, we received notice of a fuel adjustment totaling approximately $0.5 million per month from June 2010 through September 2010. It is reasonably possible that we will have additional fuel charges after September, although the amount of such charges, if any, cannot be estimated.

•

On June 24, 2010 we finalized a definitive amendment to the establishment agreement with the GOJ, pursuant to the agreement reached at the end of 2009 setting the fiscal regime structure for St. Ann’s bauxite mining operations through December 31, 2014.

•

In connection with a decision to contract the substantial portion of our bauxite mining to third party contractors, on April 21, 2010, we announced a workforce reduction in our Jamaican bauxite mining operations. The workforce restructuring plan reduced headcount by approximately 160 employees through a combination of voluntary retirement packages and involuntary terminations. These actions resulted in $3.0 million of pre-tax charges recorded in second quarter 2010.

•

Upon completion of our initial public offering in second quarter 2010, as permitted by the terms of that management agreement, Apollo terminated the agreement and received $12.5 million in accelerated management fees due upon termination of the management agreement.

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under “Item 1A. Risk Factors”, including, without limitation, in conjunction with the forward-looking statements included in this report. All forward-looking information in this report and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual financial statements. See Note 1, “Accounting Policies” of the notes to our consolidated financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K, filed March 2, 2010 and our Form 8-K filed with the SEC on April 26, 2010 to reflect the effects of a change in segments and a two-for-one stock split, for a discussion of our critical accounting policies. Hereinafter, “Note” refers to the notes to the condensed consolidated financial statements elsewhere in this report unless the context otherwise requires.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	$	$	$	$
Statements of Operations Data (in millions) (1):
Sales	157.7	334.9	322.0	636.4
Operating costs and expenses:
Cost of sales	163.8	291.0	348.1	555.9
Selling, general and administrative expenses	10.7	43.1	32.9	72.1
Goodwill and other intangible asset impairment	—	—	43.0	—
Excess insurance proceeds	(29.2)	—	(29.2)	—

	145.3	334.1	394.8	628.0

Operating income (loss)	12.4	0.8	(72.8)	8.4

Other expenses (income)
Interest expense, net	14.1	8.5	30.0	17.8
Gain on hedging activities, net	(53.2)	(20.5)	(98.3)	(22.3)
Equity in net loss of investments in affiliates	34.0	—	78.1	—
(Gain) loss on debt repurchase	(12.4)	2.5	(164.7)	2.6

Income before income taxes	29.9	10.3	82.1	10.3
Income tax expense	42.0	3.4	49.9	3.5

Net income (loss) for the period	(12.1)	6.9	32.2	6.8

Net income (loss) per share
Basic	(0.28)	0.14	0.74	0.15
Diluted	(0.28)	0.14	0.74	0.14
Weighted-average shares outstanding (in millions)
Basic	43.49	49.09	43.49	46.44
Diluted	43.49	50.10	43.49	47.08
Sales by segment (in millions):
Bauxite	—	27.7	—	55.2
Alumina refining	—	95.9	—	187.5
Primary aluminum products	70.5	161.6	145.8	295.1
Flat rolled products	97.8	140.8	195.1	266.6
Eliminations	(10.6)	(91.1)	(18.9)	(168.0)

Total	157.7	334.9	322.0	636.4
Operating income(1) (in millions):
Bauxite	—	(1.3)	—	3.2
Alumina refining	—	14.0	—	14.2
Primary aluminum products	10.5	10.9	(25.5)	21.5
Flat rolled products	9.9	6.0	(30.9)	7.9
Corporate	(7.9)	(28.8)	(16.4)	(38.5)

Total	12.4	0.8	(72.8)	8.4
Financial and other data:
Average realized Midwest transaction price per pound(2)	0.71	1.04	0.70	1.04
Integrated net cash cost for primary aluminum products (per pound shipped)(3)	0.67	0.66	0.76	0.69
Shipments:
Third party shipments:
Bauxite (kMts)	—	333.2	—	822.2
Alumina refining (kMts)	—	170.4	—	342.6
Primary aluminum products (pounds, in millions)	68.7	113.1	145.3	208.2
Flat rolled products (pounds, in millions)	79.2	91.9	150.9	175.7
Intersegment shipments:
Bauxite (kMts)	—	726.3	—	1,254.3
Alumina (kMts)	—	127.9	—	229.2
Primary aluminum products (pounds, in millions)	15.4	33.4	27.6	59.1

(1)	Figures may not add due to rounding.

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

(3)

Unit integrated net cash cost for primary aluminum products per pound represents our integrated net cash cost of producing commodity grade aluminum as priced on the LME plus the Midwest premium. We have provided unit integrated net cash cost for primary aluminum products per pound shipped because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit integrated net cash cost per pound shipped. Unit integrated net cash cost per pound is positively or negatively impacted by changes in LME price, third party bauxite and alumina prices, production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs. Unit integrated net cash cost is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures used by other companies in our industry. Unit integrated net cash cost per pound shipped has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results under U.S. GAAP.

The following table summarizes the unit integrated net cash cost for primary aluminum for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	$	$	$	$
Total upstream integrated net cash cost (in millions)	55.9	96.4	131.8	183.9
Total primary aluminum shipments (pounds in millions)	84.1	146.5	172.9	267.3

Net upstream integrated net cash cost for primary aluminum	0.67	0.66	0.76	0.69

The following table reconciles cost of sales to the integrated net cash cost for primary aluminum for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
(in millions)	$	$	$	$
Bauxite cost of sales	—	22.5	—	42.2
Alumina refining cost of sales	—	80.4	—	168.0
Primary aluminum products cost of sales	89.2	146.1	190.3	261.6
Flat rolled products cost of sales	85.2	133.0	176.6	252.1
Intersegment cost of sales	(10.6)	(91.0)	(18.8)	(168.0)

Total cost of sales	163.8	291.0	348.1	555.9

Primary aluminum products cost of sales	89.2	146.1	190.3	261.6
LIFO and lower of cost or market adjustments(a )	1.4	(6.8)	1.4	(6.5)
Fabrication premium(b )	(7.8)	(9.7)	(15.6)	(17.6)
Depreciation and amortization expense	(14.7)	(11.2)	(33.8)	(23.4)
Alumina and bauxite impact( c)	(4.6)	(26.9)	(7.9)	(38.1)
Selling, general and administrative expenses( d)	(0.2)	3.9	7.1	7.4
Other(e )	(7.4)	1.0	(9.7)	0.5

Total upstream integrated net cash cost of primary aluminum products	55.9	96.4	131.8	183.9

(a)

Reflects the conversion from last-in, first-out (“LIFO”) to first-in, first-out (“FIFO”) method of inventory costing, including removing the effects of adjustments to reflect the lower of cost or market value.

(b)

Our value-added products, such as billet, rod and foundry, earn a fabrication premium over the MWTP. To allow comparison of our upstream per unit costs to the MWTP, we net the fabrication premium in determining upstream integrated net cash cost for primary aluminum.

(c)

Our upstream business is fully integrated from bauxite mined by St. Ann to alumina produced by Gramercy to primary aluminum metal manufactured by our aluminum smelter in New Madrid, Missouri. To reflect the underlying economics of the vertically integrated upstream business, this adjustment reflects the favorable impact that third-party joint venture sales have on our integrated net cash cost for primary aluminum, as well as post-integration intercompany alumina cost of sales eliminations.

(d)	Represents certain selling, general and administrative expenses which management believes are a component of integrated net cash cost for primary aluminum, but which are not included in cost of goods.
(e)	Reflects various other cost adjustments, such as the elimination of the effects of any intercompany profit in inventory, derivative cash settlements and non-cash pension and accretion.

Discussion of Operating Results

The following discussion of the historical results of operations is presented for the three and six months ended June 30, 2009 and June 30, 2010.

You should read the following discussion of our results of operations and financial condition in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein.

Three months ended June 30, 2009 compared to three months ended June 30, 2010.

Sales

Sales in the three months ended June 30, 2010 were $334.9 million compared to $157.7 million in the three months ended June 30, 2009.

Sales to external customers from our primary aluminum products segment were $128.0 million, up from $59.8 million reported in three months ended June 30, 2009, driven primarily by the increase in LME prices, higher volumes of value-added shipments related to increased end-market demand and higher sow volumes related to the New Madrid power outage in the prior year.

•

The increase in pricing, due to a 46.5% increase in realized MWTP, impacted external revenues by $29.6 million. In the three months ended June 30, 2009 and the three months ended June 30, 2010, average realized MWTP per pound was $0.71 and $1.04, respectively.

•	Total primary aluminum shipments for the three months ended June 30, 2010 increased to 146.5 million pounds or 74.2% compared to the three months ended June 30, 2009.

•

Intersegment shipments to our flat rolled products segment increased 18.0 million pounds to 33.4 million pounds as a result of the New Madrid smelter becoming fully operational during first quarter 2010.

•

External primary aluminum shipments increased to 113.1 million pounds in the three months ended June 30, 2010 from 68.7 million pounds in the three months ended June 30, 2009. This 64.6% increase in external shipments resulted in higher external revenues of $38.6 million and is largely the result of the New Madrid smelter becoming fully operational during first quarter 2010. Shipments of value-added products in the three months ended June 30, 2010 increased 67.3% compared to the three months ended June 30, 2009. This higher volume was driven by increased end-market demand and increased demand for higher purity products.

Sales in our flat rolled products segment were $140.8 million, up from $97.8 million during the three months ended June 30, 2009, primarily due to the increase in LME prices, as well as higher shipments to external customers.

•	Rising LME prices contributed $27.3 million to the sales increase. Additionally, fabrication premiums were slightly higher during the three months ended June 30, 2010 compared the same 2009 period.

•	Higher shipment volumes increased revenues by $15.7 million. Shipment volumes from our flat rolled products segment increased 16.0% to 91.9 million pounds primarily due to higher end-market demand.

Sales to external customers from our alumina refining and bauxite segments for the three months ended June 30, 2010 were $55.8 million and $10.2 million, respectively. There were no such sales in the prior year as we did not acquire the remaining 50% interests until the third quarter of 2009. Intercompany shipments from the alumina refining and bauxite segments for the quarter ended June 30, 2010 were 127.9 million kMts and 726.3 million kMts, respectively.

Cost of sales

•

Cost of sales for the three months ended June 30, 2010 was $291.0 million compared to $163.8 million in the three months ended June 30, 2009. The increase in cost of sales is mainly the result of higher shipment volumes for value-added products to external customers, as well as increased LME prices, which is reflected in the pass-through nature of the downstream business. Total cost of sales in the primary aluminum products segment increased to $146.1 million in second quarter 2010 from $89.2 million in second quarter 2009. The increase relates to several factors, including a 74.2% increase in total shipments of primary aluminum due to the factors referenced in the discussion of sales, offset by (i) decreased depreciation expense related to certain fixed assets which became fully-depreciated in second quarter 2009, and (ii) a reduction in our integrated net cash cost to produce primary aluminum from $0.76 per pound in the first six months of 2009, to $0.66 per pound in second quarter 2010.

•

Flat rolled products segment cost of sales increased to $133.0 million in second quarter 2010 from $85.2 million in second quarter 2009. The increase related principally to the increase in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.

•

Cost of sales in the bauxite and alumina refining segments, before the effects of intercompany eliminations, totaled $22.5 million and $80.4 million, respectively during second quarter 2010. These two segments principally reflect the cost of sales for St. Ann and Gramercy, respectively, of which we became sole owners on August 31, 2009, and have no corresponding costs for second quarter 2009.

The production outage at New Madrid negatively impacted our integrated net cash cost of primary aluminum in 2009. Although insurance proceeds covered the costs and losses associated with our outage and returning the smelter to operation, our coverage did compensate us for inefficiencies associated with operating our integrated upstream business significantly below capacity. We estimate that due to lost production volume in 2009 from the smelter outage, which caused a loss of efficiency and fixed cost absorption, our integrated net cash cost of primary aluminum for the year ended December 31, 2009 of $0.77 per pound was negatively impacted by $0.05 per pound.

During second quarter 2010, the integrated net cash cost of primary aluminum was approximately $0.66 per pound. The decrease in integrated net cash cost reflects efficiencies gained from the smelter becoming fully operational during first quarter 2010 (average operating capacity during second quarter 2009 was 51.2%), as well as the impact of third party alumina and bauxite sales, and productivity savings from our CORE productivity program. Intercompany transfer prices for alumina in 2010 are indexed to LME, whereas 2009 transfer prices were at cost. Gramercy’s costs to produce alumina in 2009 were higher than 2010 due to inefficiencies related to operating at less than 60% of capacity.

Selling, general and administrative expenses

Selling, general and administrative expenses in the three months ended June 30, 2010 were $43.1 million compared to $10.7 million in the three months ended June 30, 2009. The increase relates primarily to (i) $5.2 million of costs associated with the inclusion of Gramercy and St. Ann since the completion of the Joint Venture Transaction; whereby we became sole owner of Gramercy and St. Ann on August 31. 2009, (ii) a $12.5 million expense to terminate our management consulting agreement with Apollo, upon completion of our initial public offering, (iii) $6.0 million in increased consulting costs and professional fees which were primarily transaction-related legal fees (iv) increases in stock compensation expense of $3.2 million related to a change in vesting of certain stock options in connection with the IPO and (v) $3.0 million of restructuring costs associated with our decision to move to contract mining at our bauxite mine

Goodwill and other intangible asset impairment

We recorded a $43.0 million impairment charge in our flat rolled products segment in the three months ended June 30, 2009. We evaluate Goodwill for impairment annually in the fourth quarter, or more often upon the occurrence of certain triggering events. No goodwill impairment was necessary for the three months ended June 30, 2010.

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

Operating income

Operating income in the three months ended June 30, 2010 was $0.8 million compared to $12.4 million in the three months ended June 30, 2009. Operating income in second quarter 2010 compared to second quarter 2009 was impacted significantly by the effects of certain special items listed below. Additionally, the increase in operating income relates to quarter-over-quarter sales margin (sales minus cost of sales) improvements of $50.0 million, offset in part by $32.4 million increase in selling, general and administrative expenses.

Special items during the three months ended June 30, 2009 and 2010 are outlined below (in millions):

	Three months ended June 30,
	2009	2010
	Increase (decrease) to operating income
	$	$
Special items:
Insurance recoveries in excess of cost and losses	29.2	—
Management agreement termination	—	(12.5)
Modification of stock options	—	(3.2)
Other transaction related legal costs	—	(5.2)
Restructuring, primarily related to contract mining	—	(3.2)
LIFO and LCM	2.2	(9.9)

Total	31.4	(34.0)

Sales margin for the three months ended June 30, 2010 was $43.9 million compared to a $6.1 million loss in the three months ended June 30, 2009. This increase resulted from the increase in realized MWTP coupled with efficiencies gained in bringing the smelter back to full production.

Selling, general and administrative expenses were $43.1 million in the three months ended June 30, 2010 compared to $10.7 million in the three months ended June 30, 2009, due to increased costs associated with the Joint Venture Transaction, the payment to terminate the consulting agreement with Apollo, increased stock compensation costs and restructuring costs related to contract mining.

Interest expense, net

Interest expense in the three months ended June 30, 2010 was $8.5 million compared to $14.1 million in the three months ended June 30, 2009, a decrease of $5.6 million. Decreased interest expense is related to lower average debt outstanding on the term B loan and revolving credit facility and repurchases of the AcquisitionCo Notes and HoldCo Notes.

Gain on hedging activities, net

Gain on hedging activities was $20.5 million in the three months ended June 30, 2010 compared to $53.2 million in the three months ended June 30, 2009. For the three months ended June 30, 2010, the amount reclassified from accumulated other comprehensive income to earnings was $20.7 million from aluminum and natural gas hedges compared to $69.9 million in the three months ended June 30, 2009.

Equity in net loss of investments in affiliates

We had no equity in net income of investments in affiliates for the three months ended June 30, 2010, compared to a loss of $34.0 million for the three months ended June 30, 2009. Such prior year loss related to impairment write-downs of our equity investments. Following the Joint Venture Transaction, which occurred in August 2009, we no longer account for any subsidiaries using the equity method of accounting.

(Gain) loss on debt repurchase

During second quarter, 2010, we repaid $110.0 million of our term B loan principal and the remaining $66.3 million principal balance of our outstanding HoldCo Notes using proceeds from the IPO and from the termination of our remaining fixed-price aluminum sale swaps. These debt repayments resulted in a loss on debt repurchase of $2.5 million due to the accelerated amortization of the debt discount and deferred financing costs upon repayment of the obligations. During second quarter, 2009, we repurchased $58.5 million aggregate principal amount of outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $44.8 million plus fees, resulting in a $12.4 million gain.

Income before income taxes

Income before income taxes was $10.3 million in the three months ended June 30, 2010 compared to a $29.9 million in the three months ended June 30, 2009. The special items outlined below significantly impacted the comparability of our pre-tax income:

Special items during the three months ended June 30, 2009 and 2010 are outlined below (in millions):

	Three months ended June 30,
	2009	2010
	Increase (decrease) to pre-tax income
	$	$
Special items:
Insurance recoveries in excess of cost and losses	29.2	—
Management agreement termination	—	(12.5)
Modification of stock options	—	(3.2)
Other transaction related legal costs	—	(5.2)
Restructuring, primarily related to contract mining	—	(3.2)
Gain (loss) on debt repurchase	12.4	(2.5)
Impairment of equity method investment	(35.0)	—
Gain on hedging activities	53.2	20.5
LIFO and LCM	2.2	(9.9)

Total	62.0	(16.0)

Income tax expense (benefit)

Income tax expense was $3.4 million in the three months ended June 30, 2010, compared to $42.0 million in the three months ended June 30, 2009. The provision for income taxes resulted in an effective tax rate of 33.1% for the three months ended June 30, 2010, compared with an effective tax rate of 140.6% for the three months ended June 30, 2009. The effective tax rate for the three months ended June 30, 2010 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.

The effective tax rate for the three months ended June 30, 2009 was primarily impacted by goodwill impairment, state income taxes, and equity method investee income. For the three months ending June 30, 2009, we determined that our annual ordinary income for the year ending December 31, 2009 could not be reliably estimated because we expected near break-even operations and had a significant permanent difference (i.e. goodwill impairment) such that a minor change in our estimated ordinary income could result in a material change in the estimated annual effective tax rate. As a result, we determined that the actual effective tax rate for the period ending June 30, 2009 was the best estimate of the annual effective tax rate.

Net income (loss)

Net income (loss) increased from a $12.1 million net loss in the three months ended June 30, 2009 to income of $6.9 million in the three months ended June 30, 2010. This increase was the result of the net effect of the items described above.

Six months ended June 30, 2009 compared to six months ended June 30, 2010.

Sales

Sales in the six months ended June 30, 2009 were $322.0 million compared to $636.4 million in the six months ended June 30, 2010, an increase of 97.6%.

Sales to external customers from our primary aluminum products segment were $235.0 million, an 85.2% increase from the $126.9 million reported in the six months ended June 30, 2009, driven primarily by the increase in LME prices, higher volumes of value-added shipments related to increased end-market demand and higher sow volumes related to the New Madrid power outage in the prior year.

•

The increase in pricing, due to a 48.6% increase in realized MWTP, impacted external revenues by $31.7 million. In the six months ended June 30, 2010 and June 30, 2009, average realized MWTP per pound was $1.04 and $0.70, respectively.

•	Total primary aluminum shipments for the six months ended June 30, 2010 increased 94.4 million pounds to 267.3 million pounds or 54.6% compared to the six months ended June 30, 2009.

•

Intersegment shipments to our flat rolled products segment increased 31.5 million pounds to 59.1 million pounds, as a result of the New Madrid smelter becoming fully operational during first quarter 2010.

•

External primary aluminum shipments increased to 208.2 million pounds in the six months ended June 30, 2010 from 145.3 million pounds in the six months ended June 30, 2009. This 43.3% increase in external shipments resulted in higher external revenues of $136.2 million and is largely the result of the New Madrid smelter becoming fully operational during first quarter 2010. Shipments of value-added products totaled 205.8 million pounds in the six months ended June 30, 2010 and represented a 48.4% increase compared to the six months ended June 30, 2009. This higher volume was driven by increased end-market demand and increased demand for higher purity products.

Sales in our flat rolled products segment were $266.6 million, an increase of 36.7%, compared to $195.1 million for the six months ended June 30, 2009, primarily due to the increase in LME prices, as well as higher shipments to external customers.

•	Rising LME prices contributed $50.9 million to the sales increase. Fabrication premiums were relatively unchanged.

•	Higher shipment volumes increased revenues by $118.5 million. Shipment volumes from our flat rolled products segment increased 16.4% to 175.7 million pounds primarily due to higher end-market demand.

Sales to external customers from our alumina refining and bauxite segments for the six months ended June 30, 2010 were $109.7 million and $25.1 million, respectively. Intercompany shipments from the alumina refining and bauxite segments for the first six months ended June 30, 2010 were 229.2 million kMts and 1,254.3 million kMts, respectively. There were no such sales in 2009.

Cost of sales

•

Cost of sales for the six months ended June 30, 2010 was $555.9 million compared to $348.1 million in the six months ended June 30, 2009. The increase in cost of sales is mainly the result of higher shipment volumes for value-added products to external customers, as well as increased LME prices, which is reflected in the pass-through nature of the downstream business. Total cost of sales in the primary aluminum products segment increased to $261.6 million in the first half of 2010 from $190.3 million in the first half of 2009. The increase relates to several factors, including a 54.6% increase in total shipments of primary aluminum due to the factors referenced in the discussion of sales, offset by (i) decreased depreciation expense related to certain fixed assets which became fully-depreciated in the first half of 2009, and (ii) a significant reduction in our integrated net cash cost to produce primary aluminum of $0.69 per pound in the first half of 2010, compared to $0.76 per pound in the first half of 2009. This decrease in integrated net cash cost reflects efficiencies gained from bringing the smelter back to full capacity during the first half of 2010 (average operating capacity during the first half of 2009 was 50.9% versus 94.1% in the first half of 2010), as well as reduced raw materials inputs, mainly alumina. Intercompany transfer prices for alumina for 2010 is indexed to LME, whereas 2009 transfer prices were at cost.

•

Flat rolled products segment cost of sales increased to $252.1 million in the first half of 2010 from $176.6 million in the first half of 2009. The increase related principally to the increase in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.

•

Cost of sales in the bauxite and alumina refining segments, before the effects of intercompany eliminations, totaled $42.2 million and $168.0 million, respectively during the first half of 2010. These two segments principally reflect the cost of sales for St. Ann and Gramercy, respectively, of which we became sole owners on August 31, 2009, and have no corresponding costs for the first half of 2009.

The production outage at New Madrid negatively impacted our integrated net cash cost of primary aluminum in 2009. Although insurance proceeds covered the costs and losses associated with our outage and returning the smelter to operation, our coverage did not make us whole for inefficiencies associated with operating our integrated upstream business significantly below capacity. We estimate that due to lost production volume in 2009 from the smelter outage, which caused a loss of efficiency and fixed cost absorption, our integrated net cash cost of primary aluminum for the year ended December 31, 2009 of $0.77 per pound was negatively impacted by $0.05 per pound. During the first half of 2010, the integrated net cash cost of primary aluminum was approximately $0.69 per pound.

Selling, general and administrative expenses

Selling, general and administrative expenses in the six months ended June 30, 2010 were $72.1 million compared to $32.9 million in the six months ended June 30, 2009. This reflects (i) $11.0 million of increased costs from the inclusions of St. Ann and Gramercy since the Joint Venture Transaction, (ii) $7.8 million of costs related to our workforce and contract mining restructuring plans, (iii) $12.5 million related to the termination of the Apollo management agreement, (iv) $3.2 million in increased stock compensation costs associated with accelerated vesting in connection with the IPO, and (v) $6.1 million of increased consulting costs and professional fees, which were primarily transaction-related legal fees.

Goodwill and other intangible asset impairment

We recorded a $43.0 million goodwill impairment charge in our flat rolled products segment in six months ended June 30, 2009. We evaluate goodwill for impairment annually in the fourth quarter, or more often upon the occurrence of certain triggering events. No goodwill impairment was recorded during six months ended June 30, 2009.

Excess insurance proceeds

We reached an insurance settlement with our primary insurance carrier in the six months ended June 30, 2009. The expected settlement proceeds of $49.1 million were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled “Excess insurance proceeds” reflects the residual after applying the total expected proceeds recognized against losses incurred through June 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between proceeds recognized and claim-related costs incurred.

Operating income (loss)

Operating income (loss) in the six months ended June 30, 2010 was income of $8.4 million compared to an operating loss of $72.8 million in the six months ended June 30, 2009. Operating income in the first half of 2010 compared to the first half of 2009 was impacted significantly by the effects of certain special items listed below. Additionally, the increase in operating income relates to sales margin improvements of $106.6 million, offset in part by $39.2 million increase in selling, general and administrative expenses.

Special items during the six months ended June 30, 22009 and 2010 are outline below (in millions):

	Six months ended June 30,
	2009	2010
	Increase (decrease) to operating income
	$	$
Special items:
Insurance recoveries in excess of costs and losses	29.2	—
Management agreement termination		(12.5)
Modification of stock options	—	(3.2)
Other transaction related legal costs	—	(5.4)
Restructuring	—	(7.8)
Goodwill and other intangible asset impairment	(43.0)	—
LIFO and LCM	6.6	(9.0)

Total	(7.2)	(37.9)

Sales margin for the six months ended June 30, 2010 was $80.5 million compared to a $26.1 million loss in the six months ended June 30, 2009. This $106.6 million increase resulted from the impact of a 48.6% increase in realized MWTP coupled with efficiencies gained in bringing the smelter back to full production.

Selling, general and administrative expenses were $72.1 million in the six months ended June 30, 2010 compared to $32.9 million in the six months ended June 30, 2009 as a result of (i) increased costs associated with the Joint Venture Transaction (ii) costs related to our February 2010 restructuring (iii) costs associated with moving to contract mining at our St. Ann bauxite mine, (iv) the termination of the Apollo management agreement (v) increased stock compensation costs and (v) increased legal and professional fees.

Interest expense, net

Interest expense in the six months ended June 30, 2010 was $17.8 million compared to $30.0 million in the six months ended June 30, 2009, a decrease of $12.2 million. Decreased interest expense is related to lower average debt outstanding on the term B loan and revolving credit facility and repurchases of the AcquisitionCo Notes and HoldCo Notes.

Gain on hedging activities, net

Gain on hedging activities was $22.3 million in the six months ended June 30, 2010 compared to $98.3 million in the six months ended June 30, 2009. For the six months ended June 30, 2010, the amount reclassified from accumulated other comprehensive income to earnings was $37.2 million, from aluminum and natural gas hedges, compared to $125.7 million in the six months ended June 30, 2009.

Equity in net loss of investments in affiliates

We had no equity in net income of investments in affiliates for the six months ended June 30, 2010, compared to a loss of $78.1 million for the six months ended June 30, 2009 related primarily to impairment write-downs of our equity investments. Following the Joint Venture Transaction, which occurred in August 2009, we no longer account for any subsidiaries using the equity method of accounting.

(Gain) loss on debt repurchase

During the six months ended June 30, 2010, we repaid $127.5 million, $66.3 million and $215.9 million of outstanding principal balances on the term B loan, HoldCo Notes, and revolving credit facility, respectively. We used net proceeds from our completed IPO and the termination of fixed-price aluminum swaps to repay $176.3 million of aggregate principal amount of the Company’s outstanding HoldCo Notes and term B loan at par, and proceeds from April 2010 hedge terminations to repay $10.0 million principal amount of the term B loan. The debt repayments resulted in a loss on debt repurchase of $2.6 million due to the accelerated amortization of the debt discount and deferred financing costs upon repayment of the obligations. During the six months ended June 30, 2009, we repurchased or repaid $264.2 million aggregate principal amount of outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $96.2 million, resulting in a $164.7 million gain.

Income (loss) before income taxes

Income before income taxes was $10.3 million in the six months ended June 30, 2010 compared to $82.1 million in the six months ended June 30, 2009. The special items outlined below significantly impacted the comparability of our pre-tax income:

Special items during the six months ended June 30, 2009 and 2010 are outline below (in millions):

	Six months ended June 30,
	2009	2010
	Increase (decrease) to pre-tax income
	$	$
Special items:
Insurance recoveries in excess of costs and losses	29.2	—
Management agreement termination	—	(12.5)
Modification of stock options	—	(3.2)
Other transaction related legal costs	—	(5.4)
Restructuring	—	(7.8)
Gain (loss) on debt repurchase	164.7	(2.6)
Impairment of equity method investment	(80.3)	—
Goodwill and other intangible asset impairment	(43.0)	—
Gain on hedging activities	98.3	22.3
LIFO and LCM	6.6	(9.0)

Total	175.5	(18.2)

Income tax expense (benefit)

Income tax expense was $3.5 million in the six months ended June 30, 2010, compared to an income tax expense of $49.9 million in the six months ended June 30, 2009. The effective tax rate for the six months ended June 30, 2010 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

The effective tax rate for the six months ended June 30, 2009 was primarily impacted by goodwill impairment, state income taxes, and equity method investee income. For the six months ended June 30, 2009, we determined that our annual ordinary income for the year ending December 31, 2009 could not be reliably estimated because we expected near break-even operations and had a significant permanent difference (i.e. goodwill impairment) such that a minor change in our estimated ordinary income could result in a material change in the estimated annual effective tax rate. As a result, we determined that the actual effective tax rate for the period ending June 30, 2009 was the best estimate of the annual effective tax rate.

Net income

Net income was $6.8 million in the six months ended June 30, 2010 compared to $32.2 million in the six months ended June 30, 2009. This decrease was the net effect of the items described above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, available borrowings under our revolving credit facility and available cash balances. For the six months ended June 30, 2010, cash provided by operating activities amounted to $219.0 million. At June 30, 2010 we had cash and cash equivalents of $31.7 million. Of our revolving credit facility’s (“the facility”) $242.7 million borrowing capacity, we had no amounts outstanding, although we had outstanding letters of credit of $27.5 million, resulting in $215.2 million available for borrowing under the facility at June 30, 2010.

We incurred substantial indebtedness in connection with our 2007 acquisition by Apollo. As of June 30, 2010, we have reduced our total indebtedness to $553.7 million.

Our debt facilities are rated as follows (in thousands):

	Outstanding balance at June 30, 2010	Ratings at July 15, 2010
(in millions)	$	Moody’s(1)	S&P(2)
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015	353.1	B3	CCC+
Term B loan due 2014	200.6	Ba3	B+
Revolving credit facility	—	Ba3	B+

Total debt	553.7

(1)

On May 14, 2010, Moody’s Investors Service upgraded Noranda’s Corporate Family Rating and Probability of Default Rating to B2 from B3. Moody’s classifies Noranda’s rating outlook as “Positive”. Moody’s issue level ratings for Noranda were revised as follows: Noranda AcquisitionCo senior secured revolver and senior secured term loan ratings were moved to Ba3 from B1 and its senior unsecured notes due 2014 rating was moved to B3 from Caa1.

(2)

On June 11, 2010, Standard & Poor’s upgraded Noranda’s Corporate rating to B and revised Noranda’s rating outlook to “Positive”. S&P’s issue level ratings for Noranda were revised as follows: Noranda AcquisitionCo senior secured revolver and senior secured term loan ratings were moved to B+ from B and its senior unsecured notes rating was upgraded to CCC+ from CCC.

The following table sets forth consolidated cash flow information for the periods indicated:

	Six months ended June 30,
	2009	2010
(in millions)	$	$
Cash provided by operating activities	108.1	219.0
Cash used in investing activities	(15.2)	(27.6)
Cash used in financing activities	(95.4)	(326.9)

Net change in cash and cash equivalents	(2.5)	(135.5)

Operating Activities

Cash provided by operating activities in the six months ended June 30, 2010 reflected $164.6 million of proceeds from hedge terminations under our hedge settlement agreement with Merrill Lynch, offset by $20.8 million from increases in working capital due to the increased level of volume and the smelter becoming fully operational. Additionally, we made a $10.0 million tax prepayment in connection with the finalization of the GOJ agreement.

Investing Activities

Capital expenditures amounted to $27.8 million through June 30, 2010 and $22.4 million in the comparable 2009 period. During the global economic contraction, we reduced our capital expenditures to maintenance activities and costs associated with bringing the smelter back to full capacity. Of our capital spending in the six months ended June 30, 2009, $7.2 million was related to the New Madrid restart, all of which was funded with insurance proceeds. Though we have not finalized plans or entered into contractual commitments, we are evaluating projects at our New Madrid smelter that will increase our annual metal production by approximately 30 million pounds per annum to 610 million pounds by 2012 and contribute to a reduction in our future average integrated net cash cost per pound of aluminum produced.

Financing Activities

During the six months ended June 30, 2010 our financing cash flows mainly reflected debt reduction. Through June 30, 2010 we used available cash balances, $82.9 million of IPO proceeds and $164.6 million of proceeds from our remaining hedge terminations to repay $215.9 million of our revolving credit facility, $127.5 million of term B loan borrowings and $66.3 million principal balance of our HoldCo Notes.

On May 15, 2010, AcquisitionCo and HoldCo issued $9.1 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively as payment for PIK interest due May 15, 2010. Additionally, we have made a permitted election under the indentures governing our AcquisitionCo Notes, to pay all interest due hereunder on Nov 15, 2010, entirely in kind.

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

The minimum or maximum ratio levels set forth in our covenants as conditions to or undertaking certain actions and our actual performance are summarized below:

	Financial Ratio Relevant to Covenants	Threshold	Actual
			December 31, 2009(1)	June 30, 2010(1)
Noranda HoldCo:
Senior Floating Rate Notes fixed charge coverage ratio(2)	Fixed Charge Coverage Ratio	Minimum 1.75 to 1	1.6 to 1	—
Noranda AcquisitionCo:
Senior Floating Rate Notes fixed charge coverage ratio(3)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1	2.1 to 1	4.6 to 1
Term B loan and revolving credit facility leverage ratio(4)	Net Senior Secured Leverage Ratio	Maximum 3.0 to 1(4)	3.5 to 1	0.9 to 1

(1)

For purposes of measuring Adjusted EBITDA in order to compute the ratios, pro forma effect is given to the Joint Venture Transaction as if it had occurred at the beginning of the trailing four-quarter period. Fixed charges are the sum of consolidated interest expenses and all cash dividend payments in respect of preferred stock. In measuring interest expense for the ratio, pro forma effect is given to any repayment or issuance of debt as if such transaction occurred at the beginning of the trailing four-quarter period. For Noranda HoldCo and Noranda AcquisitionCo, the pro forma impact of the Joint Venture Transaction on Adjusted EBITDA for the four quarters ended December 31, 2009 and June 30, 2010 was $15.6 million and $4.4 million, respectively.

(2)

During second quarter 2010, we repurchased all outstanding HoldCo Notes; therefore ratio as of June 30, 2010 is not included. For Noranda HoldCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2009 were $72.0 million.

(3)

For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2009 and June 30, 2010 were $53.9 million and $43.1 million, respectively.

(4)

As used in calculating this ratio, “senior secured net debt” means the amount outstanding under our term B loan and the revolving credit facility, plus other first-lien secured debt (of which we have none as of December 31, 2009 and June 30, 2010), less “unrestricted cash” and “permitted investments” (as defined under our senior secured credit facilities). At December 31, 2009, senior secured debt was $544.0 million and unrestricted cash and permitted investments aggregated $145.8 million, resulting in senior secured net debt of $398.2 million. At June 30, 2010, senior secured debt was $200.6 million and unrestricted cash and permitted investments aggregated $24.6 million, resulting in senior secured net debt of $176.0 million.

Our debt instruments contain no financial “maintenance” covenants. Under our debt instruments, “Adjusted EBITDA” means net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate related party management fees, certain charges resulting from the use of purchase accounting and specified other non-cash items of income or expense. For covenant compliance calculations, Adjusted EBITDA is computed on a trailing four-quarter basis.

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

(in millions)	Twelve months ended December 31, 2009	Last twelve months ended June 30, 2010	Six months ended June 30, 2009	Six months ended June 30, 2010	Three months ended June 30, 2009	Three months ended June 30, 2010
	$	$	$	$	$	$
Net income (loss) for the period	101.4	76.0	32.2	6.8	(12.1)	6.9
Income tax expense	58.6	12.2	49.9	3.5	42.0	3.4
Interest expense, net	53.6	41.4	30.0	17.8	14.1	8.5
Depreciation and amortization	86.6	97.3	40.5	51.2	15.1	25.1
Joint Venture EBITDA(a)	8.0	0.7	7.3	—	3.6	—
LIFO adjustment(b)	26.0	16.8	8.8	(0.4)	4.9	0.3
LCM adjustment(c)	(43.4)	(18.6)	(15.4)	9.4	(7.1)	9.6
(Gain) loss on debt repurchase	(211.2)	(43.9)	(164.7)	2.6	(12.5)	2.5
New Madrid power outage(d)	(30.6)	(13.3)	(17.3)	—	(16.5)	—
Charges related to termination of derivatives	17.9	15.2	11.7	9.0	3.1	4.9
Non-cash hedging gains, net(e)	(86.1)	(11.0)	(81.3)	(6.2)	(44.4)	(14.9)
Goodwill and other intangible asset impairment	108.0	65.0	43.0	—	—	—
Joint Venture impairment	80.3	—	80.3	—	35.0	—
Gain on business combination	(120.3)	(120.3)	—	—	—	—
Purchase accounting(f)	8.9	6.9	—	(2.0)	—	—
Other items, net(g)	40.6	68.5	16.2	44.1	8.4	32.5

Adjusted EBITDA	98.3	192.9	41.2	135.8	33.6	78.8

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

(in millions)	Twelve months ended December 31, 2009	Last twelve months ended June 30, 2010	Six months ended June 30, 2009	Six months ended June 30, 2010
	$	$	$	$
Cash flow from operating activities	220.4	331.3	108.1	219.0
Loss on disposal of property, plant and equipment	(9.3)	(7.7)	(3.5)	(1.9)
Gain on hedging activities	68.9	3.2	70.2	4.5
Settlements from hedge terminations, net	(120.8)	(215.3)	(70.1)	(164.6)
Insurance proceeds applied to capital expenditures	11.5	4.3	7.2	—
Equity in net income of investments in affiliates	0.7	(1.5)	2.2	—
Stock compensation expense	(1.5)	(4.8)	(0.7)	(4.0)
Changes in deferred charges and other assets	(0.8)	9.9	(3.0)	7.7
Changes in pension and other long-term liabilities	2.9	2.7	(4.1)	(4.3)
Changes in asset and liabilities, net	(21.2)	(11.2)	10.8	20.8
Income tax expense (benefit)	0.9	13.2	(12.2)	0.1
Interest expense, net	12.1	10.4	6.3	4.6
Joint Venture EBITDA(a)	8.0	0.7	7.3	—
LIFO adjustment(b)	26.0	16.8	8.8	(0.4)
LCM adjustment(c)	(43.4)	(18.6)	(15.4)	9.4
New Madrid power outage(d)	(30.6)	(13.3)	(17.3)	—
Non-cash hedging gains(e)	(86.1)	(11.0)	(81.3)	(6.2)
Charges related to termination of derivatives	17.9	15.2	11.7	9.0
Purchase accounting(f)	8.9	6.9	—	(2.0)
Insurance proceeds applied to depreciation expense	(6.8)	(6.8)	—	—
Other items, net(g)	40.6	68.5	16.2	44.1

Adjusted EBITDA	98.3	192.9	41.2	135.8

(a)

Prior to the Joint Venture Transaction at August 31, 2009 our reported Adjusted EBITDA includes 50% of the net income of Gramercy and St. Ann, based on transfer prices that are generally in excess of the actual costs incurred by the joint venture operations. To reflect the underlying economics of the vertically integrated upstream business, this adjustment eliminates depreciation and amortization, interest and tax components of equity.

(b)

Our New Madrid smelter and rolling mills use the LIFO method of inventory accounting for financial reporting and tax purposes. This adjustment restates pre-tax income to the FIFO method by eliminating LIFO expenses related to inventory held at the New Madrid smelter and rolling mills. Inventories at St. Ann and Gramercy are stated at lower of weighted average cost or market, and are not subject to the LIFO adjustment.

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
(e)

We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/ paid (in millions):

	Twelve months ended December 31, 2009	Last twelve months ended June 30, 2010	Six months ended June 30, 2009	Six months ended June 30, 2010	Three months ended June 30, 2009	Three months ended June 30, 2010
	$	$	$	$	$	$
Aluminum swaps—fixed-price	(93.1)	(50.1)	(67.2)	(24.2)	(32.9)	(10.2)
Aluminum swaps—variable-price	23.8	4.5	19.0	(0.3)	7.7	0.2
Natural gas swaps	31.8	26.9	15.3	10.4	8.6	6.4
Interest rate swaps	11.9	12.8	4.7	5.6	4.7	5.6

Total	(25.6)	(5.9)	(28.2)	(8.5)	(11.9)	2.0

The previous table presents cash settlements net of early termination discounts totaling $17.9 million in 2009 and $9.0 million to date in 2010.

(f)	Represents the impact from inventory step-ups and other adjustments arising from adjusting assets acquired and liabilities assumed in the Joint Venture Transaction to their fair values.

(g)	Other items, net, consist of the following (in millions):

	Twelve months ended December 31, 2009	Last twelve months ended June 30, 2010	Six months ended June 30, 2009	Six months ended June 30, 2010	Three months ended June 30, 2009	Three months ended June 30, 2010
	$	$	$	$	$	$
Sponsor fees	2.0	14.5	1.0	13.5	0.5	13.0
Pension expense-non cash portion	8.1	9.0	3.7	4.6	2.1	1.8
Employee compensation items	1.8	5.0	1.0	4.2	0.4	3.8
Loss on disposal of property, plant and equipment	7.3	7.5	1.7	1.9	(0.7)	0.4
Interest rate swap	11.9	12.8	4.7	5.6	4.7	5.6
Consulting and non-recurring fees	5.6	8.1	2.7	5.2	0.7	4.1
Restructuring	(0.2)	7.6	—	7.8	(0.2)	3.2
Other	4.1	4.0	1.4	1.3	0.9	0.6

Total	40.6	68.5	16.2	44.1	8.4	32.5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Aluminum

Our primary aluminum products typically earn the LME price plus a Midwest premium. Because aluminum is a global commodity, we have experienced and expect to continue to be subject to volatile primary aluminum prices. See Note 17, “Derivative Financial Instruments” for a summary of derivatives related to hedging our exposure to fluctuations in aluminum prices.

Natural Gas

We purchase natural gas to meet our production requirements. These purchases expose us to the risk of changing market prices. See Note 17, “Derivative Financial Instruments” for a summary of outstanding derivatives related to hedging our exposure to fluctuations in natural gas prices.

Interest Rates

We have floating-rate debt, which is subject to variations in interest rates. See Note 17, “Derivative Financial Instruments” for a summarys of derivatives related to hedging our exposure to fluctuations in interest rates.

Non-Performance Risk

Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master arrangement does not require us to post collateral, nor are we subject to margin requirements. While management may alter our hedging strategies in the future based on their view of actual forecasted prices, there are no plans in place that would require us to post additional collateral or become subject to margin requirements under the master agreement with Merrill Lynch.

We have also entered into variable-priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. From time-to-time, these contracts may be in a liability position for us. The swap agreements may require that we establish margin accounts in favor of the broker. When applicable, these margin account balances are netted in the settlement of swap liability. There were no margin account balances at December 31, 2009 or June 30, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material changes from the description of our legal proceedings previously disclosed in our Form 10-K filed on March 2, 2010.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K filed on March 2, 2010, as updated by our 10-Q filed May 5, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Sales

On May 13, 2010, our registration statement (File No. 333-150760) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 11,500,000 shares of common stock (including the underwriters’ right to purchase up to an additional 1,500,000 shares to cover over-allotments) at a public offering price of $8.00 per share. We completed our IPO on May 19, 2010. Aggregate gross offering proceeds were $92.0 million. The representatives for the underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated; Morgan Stanley & Co. Incorporated; Credit Suisse Securities (US) LLC; Goldman, Sachs & Co; UBS Securities LLC.

There have been no material changes in the planned use of proceeds from our initial public offering from that described in the prospectus dated May 13, 2010 and filed with the SEC on May 14, 2010 The net proceeds from the offering, after underwriting discounts and commission of $5.6 million, and additional offering-related fees and expenses of $3.5 million, were $82.9 million. We used the net proceeds, together with $95.9 million of proceeds from settling all our outstanding fixed-price aluminum hedges, to repurchase all outstanding Holdco Notes, of which $66.3 million was remaining, and to repay $110.0 million principal amount outstanding under the term B loan. The remaining $2.5 million was used for general corporate purposes.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010).

3.2	Amended and Restated By-Laws of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010).

10.1	Third Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 21, 2010).

10.2	2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 10, 2010).

10.3	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 10, 2010).

10.4	Amended and Restated Securityholders Agreement, by and among Noranda Aluminum Holding Corporation and the other Holders that are parties thereto, dated as of May 19, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 19, 2010).

10.5†	Amended Establishment Agreement, dated as of June 24, 2010, between the Government of Jamaica and Noranda Bauxite Limited

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this document have been omitted pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION

Date: July 30, 2010	/s/ ROBERT B. MAHONEY
Robert B. Mahoney Chief Financial Officer