Form 10-Q
period 2010-09-30
Noranda Aluminum Holding CORP
filed 2010-10-29
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010, there were 55,280,232 shares of Noranda common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009 (as adjusted)	2010	2009 (as adjusted)	2010
	$	$	$	$
Sales	218,559	314,228	540,553	950,642

Operating costs and expenses:
Cost of sales	216,190	274,227	564,254	830,126
Selling, general and administrative expenses	18,739	19,927	51,682	92,058
Goodwill and other intangible asset impairment	—	—	43,000	—
Excess insurance proceeds	(14,282)	—	(43,467)	—

	220,647	294,154	615,469	922,184

Operating income (loss)	(2,088)	20,074	(74,916)	28,458

Other (income) expenses:
Interest expense, net	12,577	7,218	42,551	25,004
Gain on hedging activities, net	(5,747)	(21,758)	(104,073)	(44,040)
Equity in net loss of investments in affiliates	1,553	—	79,654	—
Gain on debt repurchase	(28,574)	(3,565)	(193,224)	(953)
Gain on business combination	(120,276)	—	(120,276)	—

Total other (income) expenses	(140,467)	(18,105)	(295,368)	(19,989)

Income before income taxes	138,379	38,179	220,452	48,447
Income tax expense	12,430	12,989	62,350	16,439

Net income for the period	125,949	25,190	158,102	32,008

Net income per share:
Basic	$2.89	$0.46	$3.63	$0.65
Diluted	$2.89	$0.45	$3.63	$0.64
Weighted-average shares outstanding:
Basic	43,534	55,280	43,501	49,421
Diluted	43,534	56,299	43,501	50,311

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2009	September 30, 2010
	$	$
ASSETS
Current assets:
Cash and cash equivalents (includes $117 and $635 related to a consolidated Variable Interest Entity (“VIE”) at December 31, 2009 and September 30, 2010, respectively)	167,236	33,022
Accounts receivable, net	85,530	115,166
Inventories (includes $11,813 and $10,113 related to a consolidated VIE at December 31, 2009 and September 30, 2010, respectively)	182,356	195,907
Derivative assets, net	68,755	—
Taxes receivable	730	6,151
Prepaid assets	36,418	12,853
Other current assets	13,808	14,483

Total current assets	554,833	377,582

Property, plant and equipment, net (includes $36,911 and $36,188 related to a consolidated VIE at December 31, 2009 and September 30, 2010, respectively)	745,498	713,385
Goodwill	137,570	137,570
Other intangible assets, net	79,047	74,531
Long-term derivative assets, net	95,509	—
Other assets (includes $2,305 and $3,649 related to a consolidated VIE at December 31, 2009 and September 30, 2010, respectively)	85,131	86,099

Total assets	1,697,588	1,389,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes $6,208 and $4,955 related to a consolidated VIE at December 31, 2009 and September 30, 2010, respectively)	69,912	79,210
Accrued liabilities (includes $3,583 and $6,239 related to a consolidated VIE at December 31, 2009 and September 30, 2010, respectively)	61,961	58,726
Accrued interest	167	737
Derivative liabilities, net	—	28,405
Deferred tax liabilities	27,311	27,406
Current portion of long-term debt	7,500	—

Total current liabilities	166,851	194,484

Long-term debt, net	944,166	533,084
Long-term derivative liabilities, net	—	24,731
Pension and OPEB liabilities	106,393	113,097
Other long-term liabilities (includes $5,435 and $5,794 related to a consolidated VIE at December 31, 2009 and September 30, 2010, respectively)	55,632	61,836
Deferred tax liabilities	330,382	302,288
Common stock subject to redemption (200,000 shares at December 31, 2009 and September 30, 2010)	2,000	2,000
Shareholders’ equity:
Preferred stock (25,000,000 shares authorized; no shares outstanding)	—	—
Common stock (200,000,000 shares authorized; $0.01 par value; 43,752,832 shares issued and outstanding at December 31, 2009; 55,280,232 shares issued and outstanding at September 30, 2010, including 200,000 shares subject to redemption at December 31, 2009 and September 30, 2010)	436	551
Capital in excess of par value	16,123	103,127
Accumulated deficit	(75,123)	(43,115)
Accumulated other comprehensive income	144,728	91,084

Total Noranda shareholders’ equity	86,164	151,647
Noncontrolling interest	6,000	6,000

Total shareholders’ equity	92,164	157,647

Total liabilities and shareholders’ equity	1,697,588	1,389,167

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	$	$	$	$	$	$
Balance, December 31, 2008	434	14,383	(176,497)	198,315	—	36,635

Net income	—	—	101,375	—	—	101,375
Components of other comprehensive income (loss):
Pension adjustment, net of tax of $6,866	—	—	—	11,164	—	11,164
Unrealized gain on derivatives, net of tax of $25,419	—	—	—	45,143	—	45,143
Reclassification of derivative amounts realized in net income, net of tax benefit of $62,354	—	—	—	(109,894)	—	(109,894)

Total comprehensive income						47,788
Noncontrolling interest	—	—	—	—	6,000	6,000
Repurchase of shares	—	(90)	—	—	—	(90)
Issuance of shares	2	290	(1)	—	—	291
Stock compensation expense	—	1,540	—	—	—	1,540

Balance, December 31, 2009	436	16,123	(75,123)	144,728	6,000	92,164

Net income	—	—	32,008	—	—	32,008
Components of other comprehensive loss:
Unrealized loss on derivatives, net of tax benefit of $10,493	—	—	—	(14,605)	—	(14,605)
Reclassification of derivative amounts realized in net income, net of tax benefit of $20,209	—	—	—	(39,039)	—	(39,039)

Total comprehensive loss						(21,636)
Repurchase of shares	—	(16)	—	—	—	(16)
Issuance of shares	115	82,810	—	—	—	82,925
Stock compensation expense	—	4,210	—	—	—	4,210

Balance September 30, 2010	551	103,127	(43,115)	91,084	6,000	157,647

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009 (as adjusted)	2010
	$	$
OPERATING ACTIVITIES
Net income	158,102	32,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,005	76,080
Non-cash interest	25,086	14,330
Loss on disposal of property, plant and equipment	7,260	3,412
Insurance proceeds applied to capital expenditures	(11,495)	—
Goodwill and other intangible asset impairment	43,000	—
Gain on hedging activities, net of cash settlements	(63,100)	(32,268)
Settlements from hedge terminations, net	119,722	164,603
Gain on debt repurchase	(193,224)	(953)
Gain on business combination	(120,276)	—
Equity in net loss of investments in affiliates	79,654	—
Deferred income taxes	78,931	16,438
Stock compensation expense	1,111	4,210
Changes in other assets	(8,380)	(8,722)
Changes in other long-term liabilities and pension	31,966	12,636
Changes in operating assets and liabilities:
Accounts receivable, net	(7,066)	(28,917)
Inventories	18,648	(13,551)
Taxes receivable	(1,050)	(14,146)
Other current assets	18,679	18,152
Accounts payable	13,712	9,297
Accrued liabilities and accrued interest	(26,844)	(2,665)

Cash provided by operating activities	230,441	249,944

INVESTING ACTIVITIES
Capital expenditures	(32,211)	(40,319)
Proceeds from insurance related to capital expenditures	11,495	—
Proceeds from sale of property, plant and equipment	7	168
Cash acquired in business combination	11,136	—

Cash used in investing activities	(9,573)	(40,151)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of issuance costs	41	82,925
Repurchase of shares	(90)	(16)
Borrowings on revolving credit facility	13,000	—
Repayments on revolving credit facility	(14,500)	(215,930)
Repayment of long-term debt	(147,519)	(210,986)

Cash used in financing activities	(149,068)	(344,007)

Change in cash and cash equivalents	71,800	(134,214)
Cash and cash equivalents, beginning of period	184,716	167,236

Cash and cash equivalents, end of period	256,516	33,022

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements

1. ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements represent the consolidation of Noranda Aluminum Holding Corporation and all companies that we directly or indirectly control (“Noranda,” “the Company,” “we,” “us,” and “our”). “Noranda HoldCo” refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries. “Noranda AcquisitionCo” refers only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. The consolidated financial statements, including these condensed notes, are unaudited and exclude some of the disclosures required in annual consolidated financial statements. Consolidated balance sheet data as of December 31, 2009 was derived from audited consolidated financial statements. In management’s opinion, the unaudited consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to previously issued consolidated financial statements to conform to the current period presentation. These reclassifications had no impact on net income or net cash flows.

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

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. For example, our interim operating results are affected by peak power usage rates which apply to New Madrid from June through September each year. We are also subject to seasonality associated with the demand cycles of our end-use customers, which results in lower shipment levels from November to February each year. These unaudited consolidated financial statements should be read in conjunction with our 2009 annual financial statements included in our Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2010 and our Form 8-K, filed with the SEC on April 26, 2010 to reflect the effects of a change in segments and a two-for-one stock split.

Power outage

In January 2009, an ice storm disrupted the power grid throughout Southeastern Missouri. The resulting power outage disabled two of New Madrid’s three production lines, initially reducing our daily production to 25% of pre-outage levels. This event had a substantial negative impact on our 2009 operating results, resulting in an average operating rate of 59% of capacity during 2009. This is significantly below our operating rate for the 20 years prior to the outage. We reached a settlement with our insurance providers pursuant to which we collected approximately $67.5 million in the second and third quarters of 2009, and the smelter became fully operational during first quarter 2010.

Net income per share

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

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

During third quarter 2009, we believed the Joint Venture Transaction would result in a bargain purchase gain; however, we were in the process of reassessing the recognition and measurement of identifiable assets acquired and liabilities assumed. During third quarter 2009, based on the preliminary fair values assigned to the assets acquired and liabilities assumed, we recorded the $127.3 million unallocated purchase price on the balance sheet as a long-term liability. During fourth quarter 2009, upon the conclusion of that reassessment process and the finalization of the valuations and pre-acquisition balance sheets for Gramercy and St. Ann, we recorded a $120.3 million gain on the Joint Venture Transaction. As required by Accounting Standards Codification (“ASC”) 805-10-25, we have revised comparative information for prior periods presented in our unaudited consolidated financial statements as necessary, including recording the gain on business combination ($120.3 million), decreased depreciation expense ($0.3 million), decreased cost of goods sold related to inventory step-downs ($2.0 million), decreased equity in net loss of investments in affiliates ($0.7 million loss) and the related tax effects of $0.2 million. These adjustments have no impact on our results of operations for the year ended December 31, 2009, but only represent a reclassification of earnings from fourth quarter 2009 to third quarter 2009. Earnings per share increased $2.79 per share and $2.80 per share over such split-adjusted amounts previously reported for the three and nine months ended September 30, 2009, respectively.

Segment changes

During first quarter 2010, in connection with continued integration activities of our alumina refinery and our bauxite mining operations, we changed the composition of our reportable segments. Those integration activities included a re-evaluation of the financial information provided to our Chief Operating Decision Maker, as that term is defined in U.S. GAAP. During the first, second and third quarters of 2009, we reported two segments: upstream (which included corporate expenses) and downstream. We have now identified five reportable segments, with the components previously comprising upstream now representing four segments: primary aluminum products, alumina refining, bauxite, and corporate. The downstream segment will be referred to as the flat rolled products segment. All segment information presented herein has been revised to reflect the new structure. These segment changes had no impact on our historical consolidated financial position, results of operations or cash flows.

During third quarter 2010, we revised our segment performance measure to be “segment profit” rather than segment operating income. Refer to the discussion in Note 23 for further information.

Stock split

On April 16, 2010, our Board of Directors approved a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. Stockholders of record at the close of business on April 19, 2010, were issued one additional share of common stock for each share owned by such stockholder as of that date. The additional shares were issued on April 20, 2010. The stock split increased the number of shares of common stock outstanding from approximately 21.9 million to approximately 43.8 million. Share and per-share amounts shown in the unaudited consolidated financial statements and related notes reflect the split as though it occurred on January 1, 2009. The total number of authorized common shares and the par value thereof was not changed by the split.

Initial Public Offering

In May 2010, we completed an initial public offering (“IPO”) of 11.5 million shares of common stock at an $8.00 per share public offering price on the New York Stock Exchange (NYSE: NOR). The net proceeds after the underwriting discounts, commissions, fees and expenses amounted to $82.9 million. We used those net proceeds from the offering together with $95.9 million of proceeds from settling all outstanding fixed-price aluminum hedges, to repurchase the $66.3 million remaining principal amount of outstanding Holdco Notes, and to repay $110.0 million principal amount outstanding under the term B loan. The remaining $2.5 million was used for other corporate purposes.

In connection with the IPO, pursuant to our amended and restated certificate of incorporation, our authorized capital stock increased from 100.0 million to 225.0 million, of which 200.0 million ($0.01 par value) is designated as common stock and 25.0 million (at $0.01 par value) is designated as preferred stock. As of September 30, 2010, no preferred stock was outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

2. JOINT VENTURE TRANSACTION

On August 31, 2009, we became the sole owner of both Gramercy and St. Ann. Prior to the Joint Venture Transaction, our 50% investment interests in the joint ventures were accounted for by the equity method. The results of operations related to Gramercy and St. Ann are consolidated into in our unaudited consolidated financial statements from the transaction closing date.

Gain calculation

We utilized a third-party valuation firm to assist us in determining the fair values of the assets acquired and liabilities assumed in the Joint Venture Transaction. See Note 21, “Fair Value Measurements,” for further discussion of significant assumptions used in measuring these fair values. Expenses related to the Joint Venture Transaction such as valuation, legal and consulting costs are included in selling, general and administrative expenses.

The Joint Venture Transaction was a business combination achieved in stages, since we owned 50% of both Gramercy and St. Ann prior to August 31, 2009. We recorded $18.5 million as a gain on business combination related to re-measuring our investment in affiliates to fair value as of the acquisition date. The $1.2 million tax effect of this gain was recorded as tax expense. The Joint Venture Transaction was also a bargain purchase. Based on the fair values assigned to the assets acquired and liabilities assumed, we recorded a $101.8 million (net of tax) gain on business combination related to the bargain purchase. The total gain on business combination recognized was $120.3 million.

Pro forma information

Unaudited pro forma condensed consolidated statement of operations data is summarized below (in thousands):

	Pro Forma(1)	Actual	Pro Forma(1)	Actual
	Three months ended September 30,		Nine months ended September 30,
	2009 (as adjusted)	2010	2009 (as adjusted)	2010
	$	$	$	$
Sales	250,082	314,228	649,756	950,642
Operating income (loss)	(1,273)	20,074	(95,529)	28,458
Net income	5,316	25,190	59,694	32,008
Net income per share
Basic	$0.12	$0.46	$1.37	$0.65
Diluted	$0.12	$0.45	$1.37	$0.64
Weighted-average shares outstanding
Basic	43,534	55,280	43,501	49,421
Diluted	43,534	56,299	43,501	50,311

(1)

The unaudited pro forma condensed consolidated statement of operations data for the three and nine months ended September 30, 2009 reflects our consolidated results of operations as if the Joint Venture Transaction had occurred January 1, 2009. These amounts have been calculated by adjusting the results of Gramercy and St. Ann to reflect the additional inventory cost, depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied on January 1, 2009, together with the consequential tax effects. The unaudited pro forma condensed consolidated statement of operations data is not intended to represent the consolidated results of operations we would have reported if the acquisition had been completed at January 1, 2009, nor is it necessarily indicative of future results.

Investment in affiliates

Summarized financial information for the joint ventures, as recorded in their respective unaudited consolidated financial statements, at full value, prior to the Joint Venture Transaction is presented below.

	Period from July 1 through August 31, 2009 (as adjusted)	Period from January 1 through August 31, 2009 (as adjusted)
	$	$
St. Ann to Gramercy	8,852	29,057
St. Ann to third parties	6,608	19,987
Gramercy to us and joint venture partner	22,294	112,149
Gramercy to third parties	13,588	46,942

Net sales	51,342	208,135

Gross profit (loss)	(5,444)	5,482

Net income	(1,574)	9,922

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Business conditions led us to evaluate our investments in the joint ventures for impairment in first quarter 2009. That evaluation resulted in a $45.3 million write down of such investments ($39.3 million for St. Ann and $6.0 million for Gramercy) which were recorded within equity in net loss of investments in affiliates in the consolidated statement of operations. In second quarter 2009, we revised our assumptions about St. Ann’s future profitability and cash flows to reflect continued deterioration in conditions. As a result we recorded an additional $35.0 million write down of our investment in St. Ann. No further impairment adjustments were necessary in third quarter 2009.

3. NEW MADRID POWER OUTAGE

During the week of January 26, 2009, power supply to our New Madrid smelter, which supplies all of the upstream business’ production, was interrupted several times because of a severe ice storm in Southeastern Missouri. As a result of the outage, we lost approximately 75% of the smelter capacity. The smelter was operating at approximately 65% of capacity at September 30, 2009. The smelter became fully operational during first quarter 2010.

We reached a $67.5 million settlement with our insurance carriers, all of which had been received by September 30, 2009. Insurance proceeds funded $11.5 million of capital expenditures during the nine months ended September 30, 2009.

The following table shows the insurance activity as presented in the unaudited consolidated financial statements (in thousands):

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	Expenses incurred	Related proceeds	Net impact	Expenses incurred	Related proceeds	Net impact
	$	$	$	$	$	$
Cost of sales	3,697	(3,697)	—	17,464	(17,464)	—
Selling, general and administrative expenses	396	(396)	—	6,569	(6,569)	—
Excess insurance proceeds	—	(14,282)	(14,282)	—	(43,467)	(43,467)

Total	4,093	(18,375)	(14,282)	24,033	(67,500)	(43,467)

Insurance cash receipts through September 30, 2009					(67,500)

The line item titled “Excess insurance proceeds” reflects the residual insurance recovery after applying total expected proceeds recognized against the losses incurred through September 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between expected proceeds recognized and claim-related costs incurred.

4. RESTRUCTURING

On February 26, 2010, we announced a workforce and business process restructuring in our U.S. operations. The U.S. workforce restructuring plan reduced headcount by 89 employees through a combination of voluntary retirement packages and involuntary terminations. Substantially all activities associated with this workforce reduction were completed as of February 26, 2010.

In connection with a decision to contract the substantial portion of our bauxite mining to third party contractors, on April 21, 2010, we announced a workforce reduction in our Jamaican bauxite mining operations. The workforce restructuring plan reduced headcount by approximately 160 employees through involuntary terminations.

These actions resulted in $0.3 million and $8.1 million of pre-tax charges recorded in the three and nine months ended September 30, 2010, respectively, primarily due to one-time termination benefits and early retirement benefits. These charges were recorded when service requirements, if any, were met and are reflected in the unaudited consolidated statement of operations as a component of selling, general and administrative expenses.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table summarizes the impact of these restructurings (in thousands):

Total restructuring costs(1)
$
Balance at December 31, 2009	4
2010 restructuring expense:
Corporate	501
Alumina refining	1,619
Bauxite	3,070
Primary aluminum products	1,871
Flat rolled products	1,068

Total	8,129
Benefits paid in 2010	(6,093)

Balance at September 30, 2010	2,040

(1)

Restructuring costs are recorded in accrued liabilities on the unaudited consolidated balance sheets at September 30, 2010. This table does not include window benefits of which $1.6 million was recorded in pension liabilities and $0.3 million were recorded in other accrued liabilities during first quarter 2010 and will be adjusted through net periodic pension cost.

5. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	$	$	$	$
Interest expense	12,627	7,242	42,687	25,076
Interest income	(50)	(24)	(136)	(72)

Interest expense, net	12,577	7,218	42,551	25,004

Statements of cash flow (in thousands):

	Nine months ended September 30,
	2009	2010
	$	$
Interest paid	13,700	5,974
Income taxes paid (received)	(8,999)	14,146
Prepaid Jamaican income taxes	—	10,000

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Cash	12,334	8,260
Money market funds	154,902	24,762

Total cash and cash equivalents	167,236	33,022

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Cash and cash equivalents include all cash balances and highly liquid investments with a maturity of three months or less at the date of purchase. We place our temporary cash investments with high credit quality financial institutions, which include money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. At December 31, 2009 all cash balances, excluding the money market funds, were fully insured by the Federal Deposit Insurance Corporation (“FDIC”). At September 30, 2010, $1.2 million of the cash balance is fully insured by the FDIC. We consider our investments in money market funds to be available for use in our operations.

7. INVENTORIES

We use the last-in-first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann are valued at weighted average cost. The components of our inventories were (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Raw materials, at cost	55,202	55,292
Work-in-process, at cost	50,720	64,338
Finished goods, at cost	24,638	25,713

Total inventory, at cost(1)	130,560	145,343
LIFO adjustment(2)	23,348	21,505
Lower of cost or market (“LCM”) reserve	(7,892)	(5,564)

Inventory, at lower of cost or market	146,016	161,284
Supplies	36,340	34,623

Total inventories	182,356	195,907

(1)	Gramercy and St. Ann inventories comprise 30.0% and 27.4% of total inventories at cost at December 31, 2009 and September 30, 2010, respectively.
(2)	Inventories at Gramercy and St. Ann are stated at weighted average cost and are not subject to the LIFO adjustment.

Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. Non-current maintenance supplies are included in other assets in the accompanying unaudited consolidated balance sheets.

An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. Quarterly inventory determinations under LIFO are based on assumptions about projected inventory levels at the end of the year. During the nine months ended September 30, 2009, we recorded a $12.6 million LIFO loss due to a decrement in inventory quantities. During the nine months ended September 30, 2010, there were no decrements in inventory quantities in our segments.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets computed principally by the straight-line method for financial reporting purposes.

Property, plant and equipment, net consisted of the following (in thousands):

	Estimated useful lives (in years)	December 31, 2009(1)	September 30, 2010
		$	$
Land		45,472	47,158
Buildings and improvements	10 — 47	114,898	114,313
Machinery and equipment	3 — 50	784,609	805,477
Construction in progress	—	28,723	34,610

		973,702	1,001,558
Accumulated depreciation		(228,204)	(288,173)

Total property, plant and equipment, net		745,498	713,385

(1)

We have reclassified certain assets in the December 31, 2009 unaudited consolidated financial statements between land, buildings and improvements and machinery and equipment to be consistent with September 30, 2010 presentation.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Cost of sales includes depreciation expense on property, plant and equipment of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended September 30, 2009 (as adjusted)	19,225
Three months ended September 30, 2010	22,104

Year-to-date	$
Nine months ended September 30, 2009 (as adjusted)	63,098
Nine months ended September 30, 2010	68,022

9. GOODWILL

Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events.

The following presents changes in the carrying amount of goodwill for the following periods (in thousands):

	Primary Aluminum		Flat Rolled Products
	Goodwill	Impairment losses	Goodwill	Impairment losses	Total
	$	$	$	$	$
Balance, December 31, 2008	137,570	—	130,706	(25,500)	242,776
Impairment loss	—	—	—	(105,206)	(105,206)

Balance, December 31, 2009	137,570	—	130,706	(130,706)	137,570

Balance, September 30, 2010	137,570	—	130,706	(130,706)	137,570

Impairment

Based on our interim impairment analysis of goodwill and other intangible assets during first quarter 2009, we recorded an impairment charge of $2.8 million on trade names and $40.2 million on goodwill in the flat rolled products segment. No further deterioration was noted in second or third quarter 2009 regarding the recoverability of goodwill; therefore, no goodwill impairment testing was necessary at June 30, 2009 or September 30, 2009.

Our impairment analysis performed in fourth quarter 2009 related to our annual impairment test (performed on October 1) resulted in a $64.9 million write-down of the remaining goodwill in the flat rolled products segment. This write-down reflects our view that the rolled products markets will be increasingly competitive for the foreseeable future. The combination of price-based competition and increased demand for lighter gauge products will limit opportunities for achieving higher fabrication margins.

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

10. OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Non-amortizable:
Trade names (indefinite life)	17,694	17,694
Amortizable:
Customer relationships (13.0 year weighted-average life)	69,468	69,468
Other (2.5 year weighted-average life)	2,309	2,309

	89,471	89,471
Accumulated amortization	(10,424)	(14,940)

Total intangible assets, net	79,047	74,531

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Amortization expense related to intangible assets is included in selling, general and administrative expenses of the following amount in each period (in thousands):

Quarter-to-date	$
Three months ended September 30, 2009	1,060
Three months ended September 30, 2010	1,488

Year-to-date	$
Nine months ended September 30, 2009	2,907
Nine months ended September 30, 2010	4,516

As part of our interim impairment analysis of intangible assets during first quarter 2009, as discussed in Note 9—Goodwill, we recorded an impairment charge of $2.8 million related to the indefinite-lived trade names in the flat rolled products segment.

11. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Trade	85,732	115,316
Allowance for doubtful accounts	(202)	(150)

Total accounts receivable, net	85,530	115,166

Other current assets consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Current foreign deferred tax asset	5,911	1,172
Employee loans receivable, net	2,083	2,058
Restricted Cash (See note 22 – Commitments and Contingencies)	1,924	6,976
Other current assets	3,890	4,277

Total other current assets	13,808	14,483

Other assets consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Deferred financing costs, net of amortization	17,859	12,817
Cash surrender value of life insurance	22,775	22,766
Pension assets	6,543	6,953
Restricted cash (see Note 18, “Reclamation, Land and Asset Retirement Obligations”)	10,708	12,638
Supplies	17,045	14,940
Prepaid income taxes (see Note 22, “Commitments and Contingencies”)	—	5,000
Other	10,201	10,985

Total other assets	85,131	86,099

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Accrued liabilities consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Compensation and benefits	31,752	24,049
Workers’ compensation	4,822	3,793
Accrued operating expenses	12,833	15,794
Asset retirement obligations (see Note 18, “Reclamation, Land and Asset Retirement Obligations”)	1,600	2,193
Land obligation (see Note 18, “Reclamation, Land and Asset Retirement Obligations”)	2,552	2,329
Reclamation obligation (see Note 18, “Reclamation, Land and Asset Obligations”)	1,698	2,897
Environmental remediation obligation (see Note 22, “Commitments and Contingencies”)	1,317	1,317
Obligations to the Government of Jamaica (see Note 22, “Commitments and Contingencies”)	4,929	3,860
Pension and OPEB liabilities	454	454
Restructuring costs (See Note 4, “Restructuring”)	4	2,040

Total accrued liabilities	61,961	58,726

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Reserve for uncertain tax positions (See Note 16, “Income Taxes”)	10,090	10,363
Workers’ compensation	9,485	11,486
Asset retirement obligations (see Note 18, “Reclamation, Land and Asset Obligations”)	11,842	12,179
Land obligation (see Note 18, “Reclamation, Land and Asset Obligations”)	5,104	4,658
Reclamation obligation (see Note 18, “Reclamation, Land and Asset Obligations”)	7,244	6,584
Environmental remediation obligation (see Note 22, “Commitments and Contingencies”)	3,046	3,027
Deferred interest payable	2,894	6,799
Deferred compensation and other	5,927	6,740

Total other long-term liabilities	55,632	61,836

Accumulated other comprehensive income consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Net unrealized gains on derivatives, net of taxes of $113,361 and $82,659, respectively	199,031	145,387
Pension and OPEB adjustments, net of tax benefit of $32,212 and $32,212, respectively	(54,303)	(54,303)

Total accumulated other comprehensive income	144,728	91,084

12. RELATED PARTY TRANSACTIONS

        The Apollo Acquisition was consummated on May 18, 2007, when Noranda AcquisitionCo acquired the Noranda Aluminum business of Xstrata (Schweiz) A.G., or “Xstrata,” by acquiring the stock of an Xstrata subsidiary. In connection with the Apollo Acquisition, we entered into a management consulting and advisory services agreement with our principal stockholders (affiliated with Apollo Management VI) for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provide for annual fees of $2.0 million, payable in one lump sum annually. Historically, we expensed approximately $0.5 million of such fees each quarter within selling, general and administrative expenses in our consolidated statements of operations. Upon completion of our initial public offering in second quarter 2010, as permitted by the terms of that management agreement, Apollo terminated the agreement and received a $13.5 million fee from the Company. This

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

payment consisted of $1.0 million in management fees accrued in 2010 prior to the termination of the management agreement, and $12.5 million in accelerated management fees due upon termination of the management agreement. Such fee is included in selling, general and administrative expenses in the nine months ended September 30, 2010. Management fees were $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively. There were no management fees incurred during the three months ended September 30, 2010.

We sell flat rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in thousands):

Quarter-to-date	$
Three months ended September 30, 2009	1,703
Three months ended September 30, 2010	2,010

Year-to-date	$
Nine months ended September 30, 2009	4,057
Nine months ended September 30, 2010	8,728

We purchase alumina from Gramercy. Until the Joint Venture Transaction on August 31, 2009, Gramercy was our 50% owned joint venture, and purchases of alumina from Gramercy were considered related party transactions. Related party purchases from Gramercy prior to the Joint Venture Transaction were as follows (in thousands):

$
Period from July 1, 2009 to August 31, 2009	11,323
Period from January 1, 2009 to August 31, 2009	56,019

13. LONG-TERM DEBT

The carrying values and fair values of our outstanding debt were as follows (in thousands):

	December 31, 2009			September 30, 2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Noranda HoldCo:
Senior Floating Rate Notes due 2014 (“HoldCo Notes”)(1)	63,597	41,338	7.02	—	—	—
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (“AcquisitionCo Notes”)	344,068	264,932	5.27	332,513	279,311	5.37
Term B loan due 2014	328,071	328,071	2.23	200,571	200,571	2.05
Revolving credit facility(2)	215,930	215,930	2.23	—	—	—

Total debt, net(1)	951,666			533,084
Less: current portion	(7,500)			—

Long-term debt, net(1)	944,166			533,084

(1)	Net of $0.5 million unamortized discount at December 31, 2009.
(2)	As of September 30, 2010, outstanding letters of credit on the revolving credit facility totaled $27.5 million and $215.2 million was available for borrowing.

On May 15, 2010, AcquisitionCo and HoldCo issued $9.1 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively, as payment for Payment-In-Kind (“PIK”) interest due May 15, 2010. We have made a permitted election under the indentures governing our AcquisitionCo Notes, to pay all interest due hereunder on November 15, 2010 and May 15, 2011, entirely in kind.

(Gain) loss on debt repurchase

        During third quarter 2010, we repurchased and retired $20.6 million aggregate principal balance of our AcquisitionCo Notes. During the nine months ended September 30, 2010, we repaid $127.5 million and $215.9 million of aggregate principal balances on the term B loan and revolving credit facility, respectively, and we repurchased $66.3 million and $20.6 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. Debt repayments resulted in the accelerated amortization of $0.3 million of deferred financing costs and $2.9 million of deferred financing costs and unamortized debt issuance discount for the three and nine months ended September 30, 2010, respectively.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

During third quarter 2009, we repurchased $5.5 million and $74.7 million aggregate principal balance of our HoldCo and AcquisitionCo Notes, respectively, and repaid $0.9 million of outstanding principal balance on the term B loan. During the nine months ended September 30, 2009, we repurchased $154.7 million and $139.6 million aggregate principal balance of our HoldCo and AcquisitionCo notes, respectively, and repaid $44.4 million and $6.6 million of outstanding principal balance on the term B loan and revolving credit facility borrowings, respectively.

For the repurchase activity described above, (gain) loss on debt repurchases consisted of the following (in thousands):

	Three months ended September 30, 2009
	HoldCo Notes	AcquisitionCo Notes	Term B loan	Revolving credit facility	Total
	$	$	$	$	$
Net carrying amount of debt repurchased or repaid(1)	(5,603)	(74,502)	(920)	—	(81,025)
Amount paid to repurchase debt(2)	2,529	49,242	680	—	52,451

(Gain) loss on debt repurchase	(3,074)	(25,260)	(240)	—	(28,574)

	Three months ended September 30, 2010
	HoldCo Notes	AcquisitionCo Notes	Term B loan	Revolving credit facility	Total

	$	$	$	$	$
Net carrying amount of debt repurchased or repaid(1)	—	(20,703)	—	—	(20,703)
Amount paid to repurchase debt	—	17,138	—	—	17,138

(Gain) loss on debt repurchase	—	(3,565)	—	—	(3,565)

	Nine months ended September 30, 2009
	HoldCo Notes	AcquisitionCo Notes	Term B loan	Revolving credit facility	Total
	$	$	$	$	$
Net carrying amount of debt repurchased or repaid(1)	(152,696)	(138,890)	(43,933)	(6,404)	(341,923)
Amount paid to repurchase debt(2)	39,414	67,754	37,502	4,029	148,699

(Gain) loss on debt repurchase	(113,282)	(71,136)	(6,431)	(2,375)	(193,224)

	Nine months ended September 30, 2010
	HoldCo Notes	AcquisitionCo Notes	Term B loan	Revolving credit facility	Total
	$	$	$	$	$
Net carrying amount of debt repurchased or repaid(1)	(65,388)	(20,703)	(125,848)	(215,930)	(427,869)
Amount paid to repurchase debt	66,348	17,138	127,500	215,930	426,916

(Gain) loss on debt repurchase	960	(3,565)	1,652	—	(953)

(1)	Net carrying amount includes principal balance and accrued interest, net of any unamortized discount and deferred financing fees.
(2)

Includes third party and creditor fees of $0.3 million and $1.2 million for the three and nine months ended September 30, 2009, respectively. These fees were related to amending our credit agreement in 2009 to allow debt repurchases.

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

        In April, 2010, we completed a workforce and business process restructuring in our U.S. operations and a workforce reduction at St. Ann (see Note 4, “Restructuring”). In conjunction with the U.S. restructuring, we recorded, as a component of net periodic cost for the Noranda plans, $1.6 million of special voluntary termination benefits which were provided to employees that met certain criteria for early retirement and who accepted the offer. The workforce reduction at St. Ann triggered a curtailment of the St. Ann benefit plans. Curtailment gains were recognized as of April 30, 2010 as a component of net periodic cost.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Net periodic benefit costs comprise the following (in thousands):

	Noranda Pension		Noranda OPEB
	Three months ended September 30,		Three months ended September 30,
	2009	2010	2009	2010
	$	$	$	$
Service cost	2,183	2,256	56	71
Interest cost	4,709	4,452	187	124
Expected return on plan assets	(3,655)	(4,199)	—	—
Actuarial (gain) loss	1,811	1,242	(30)	—
Prior service cost	85	83	—	—
Settlement and termination benefits	142	—	—	—

Net periodic cost	5,275	3,834	213	195

	Noranda Pension		Noranda OPEB
	Nine months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	$	$	$	$
Service cost	6,133	6,766	123	216
Interest cost	13,409	13,266	397	374
Expected return on plan assets	(9,855)	(12,599)	—	(2)
Actuarial (gain) loss	5,144	3,728	(50)	(55)
Prior service cost	238	250	—	66
Settlement and termination benefits	406	1,630	—	—

Net periodic cost	15,475	13,041	470	599

	St. Ann Pension	St. Ann OPEB
	Three months ended September 30, 2010
	$	$
Service cost	136	76
Interest cost	356	167
Expected return on plan assets	(517)	—
Actuarial loss	13	18

Net periodic cost	(12)	261

	St. Ann Pension	St. Ann OPEB
	Nine months ended September 30, 2010
	$	$
Service cost	407	206
Interest cost	1,234	556
Expected return on plan assets	(1,774)	—
Recognized loss	1,544	1,203
Curtailment gain	(1,511)	(1,201)
Actuarial loss	22	30

Net periodic cost	(78)	794

Net periodic pension cost for St. Ann pension and OPEB plans for the period August 31, 2009 to September 30, 2009 is not presented as the costs were immaterial.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Employer contributions

We plan to contribute a minimum of $10.0 million, $0.7 million, and $0.5 million for the Noranda pension plans, the St. Ann pension and OPEB plans, and the Noranda OPEB plans, respectively in 2010. During the nine months ended September 30, 2010, we contributed $7.1 million to the Noranda pension plans, $0.5 million to the St. Ann pension and OPEB plans and $0.5 million to the Noranda OPEB plans. In December 2009, we contributed $20.5 million to our pension plans in order to maintain an Adjusted Funding Target Attainment Percentage (“AFTAP”) under the Pension Protection Act of 2006 of 80%. We may elect to make similar additional contributions prior to December 31, 2010.

15. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS

Noranda long-term incentive plan

In connection with the stock split, the number of shares of our common stock under our 2007 Long-Term Incentive Plan (the “2007 Incentive Award Plan”) which are reserved for issuance to employees and non-employee directors increased from 1,900,000 shares to 3,800,000 shares. Of this amount at September 30, 2010, employees owned 950,232 shares and there were 2,276,632 option grants outstanding. The remaining 573,136 shares remained available for issuance.

In May 2010, our Board of Directors adopted the Noranda 2010 Incentive Award Plan (the “2010 Incentive Award Plan”). The 2010 Incentive Award Plan provides for a variety of share-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalents, performance share awards, performance-based cash awards and stock payment awards. Option terms will be set by our Board of Directors subject to the condition that no option term shall be longer than ten years from the date of grant. Upon termination of an outstanding optionholder’s services with us, the holder may exercise his or her options within the period of time specified in the option grant, to the extent that the options were vested at the time of termination. Our Board of Directors is generally authorized to adopt, amend and rescind rules relating to the administration of the 2010 Incentive Award Plan, and our Board of Directors is authorized to amend, suspend and terminate the 2010 Incentive Award Plan once put in place. We expect that we will generally be required to obtain approval of our stockholders to increase the number of shares of our common stock that may be issued under the 2010 Incentive Award Plan. We reserved 5,200,000 shares of common stock for issuance under the 2010 Incentive Plan, all of which remained available for issuance at September 30, 2010.

The summary of our stock option activity and related information were as follows:

	Employee Options and Non-Employee Director Options		Investor Director Provider Options
	Common shares	Weighted average exercise price	Common shares	Weighted average exercise price
		$		$
Outstanding - December 31, 2009	2,129,890	1.53	140,000	9.00
Granted	35,400	2.18	—	—
Modified	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(28,658)	1.14	—	—

Outstanding - September 30, 2010	2,136,632	1.84	140,000	9.00

Fully vested - end of period (weighted average remaining contractual term of 6.8 and 7.1 years, respectively)	1,123,168	2.05	140,000	9.00

Currently exercisable - end of period (weighted average remaining contractual term of 6.8 and 7.1 years, respectively)	1,025,088	2.05	140,000	9.00

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

The fair value of stock options was estimated at the grant date using the Black-Scholes-Merton option pricing model. The following table summarizes the information concerning our stock option grants:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Expected price volatility	47.0%	—	47.0%	90.9%
Risk-free interest rate	4.0%	—	4.0%	3.1%
Weighted average expected lives in years	7.5	—	7.5	7.5
Weighted average fair value	$0.76	—	$0.76	$1.76
Dividend yield	—	—	—	—

We recorded stock compensation expense of the following amounts (in thousands):

Quarter-to-date	$
Three months ended September 30, 2009	371
Three months ended September 30, 2010	241

Year-to-date	$
Nine months ended September 30, 2009	1,111
Nine months ended September 30, 2010	4,210

In May 2010, in connection with the Company’s IPO, stock options were modified to remove a call option which had created an implicit seven year vesting period. The effect of this modification was to accelerate expense recognition for certain fully-vested options and to change the amount of expense to be recognized based on an assumed forfeiture rate. We recorded $3.2 million of compensation expense during the three months ended June 30, 2010 in connection with this modification. The modification also shortened the period over which compensation expense is recognized for service awards which continue to vest, resulting in an immaterial amount of additional compensation expense during the three months ended September 30, 2010.

As of September 30, 2010, total unrecognized stock compensation expense related to non-vested stock options was $3.9 million with a weighted average expense recognition period of 4.1 years.

16. INCOME TAXES

Our effective income tax rate was approximately 34.0% for the nine months ended September 30, 2010 and 28.3% for the nine months ended September 30, 2009.

•

The effective tax rate for the nine months ended September 30, 2010 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

•	The effective tax rate for the nine months ended September 30, 2009 was primarily impacted by state income taxes, equity method investee income, goodwill impairment, and bargain purchase accounting.

As of September 30, 2010 and December 31, 2009, we had unrecognized income tax benefits (including interest) of approximately $11.7 million and $11.5 million, respectively (of which approximately $7.7 million and $7.5 million respectively, if recognized, would favorably impact the effective income tax rate). As of September 30, 2010, the gross amount of unrecognized tax benefits has not materially changed. It is expected that the unrecognized tax benefits may change in the next twelve months; however, because Xstrata indemnified us for tax obligations related to periods ending on or before the acquisition date, we do not expect the change to have a significant impact on our results of operations or our financial position.

In August 2010, the Internal Revenue Service (“IRS”) concluded an examination of our U.S income tax return for 2006 and did not propose a change.

17. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

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

At the closing of our IPO in May 2010, we settled all of our remaining fixed-price aluminum swaps and used the proceeds to repay indebtedness. As of September 30, 2010, we have no outstanding fixed-price aluminum swaps.

•

Variable-price aluminum swaps. We enter into forward contracts with our customers to sell aluminum in the future at fixed-prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable-price aluminum swap contracts with various brokers, typically for terms not greater than one year.

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

As of September 30, 2010, our outstanding hedges were as follows:

Aluminum swaps-variable-price

Year	Average hedged price per pound	Pounds hedged annually
	$	(in thousands)
2010	0.93	19,335
2011	0.99	17,196
2012	0.98	75

		36,606

Natural gas swaps

Year	Average price per million BTU’s	Million BTU’s hedged annually
	$	(in thousands)
2010	7.30	2,003
2011	7.28	8,048
2012	7.46	8,092

		18,143

Interest rate swap

	Hedged LIBOR Rate	Variable Rate Debt Hedged
		$ (in thousands)
November 15, 2010	4.98%	250,000
May 15, 2011	4.98%	100,000
November 15, 2011	4.98%	100,000

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our unaudited consolidated balance sheet. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Aluminum swaps-fixed-price	196,602	—
Aluminum swaps-variable-price	6,813	3,855
Interest rate swaps	(13,312)	(9,653)
Natural gas swaps	(25,839)	(47,338)

Total	164,264	(53,136)

Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master arrangement does not require us to post additional collateral, or cash margin. We present the fair values of derivatives where Merrill Lynch is the counterparty in a net position on the unaudited consolidated balance sheet as a result of our master netting agreement. The following is a presentation of the gross components of our net derivative balances (in thousands):

	December 31, 2009	September 30, 2010
	$	$
Current derivative assets	97,382	3,662
Current derivative liabilities	(28,627)	(32,067)

Current derivative assets (liabilities), net	68,755	(28,405)

Long-term derivative assets	113,026	397
Long-term derivative liabilities	(17,517)	(25,128)

Long-term derivative assets (liabilities), net	95,509	(24,731)

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not:

	As of December 31, 2009				As of September 30, 2010
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Aluminum swaps-fixed-price	—	—	202,726	(6,124)	—	—	—	—
Aluminum swaps-variable-price	—	—	6,898	(85)	—	—	4,059	(204)
Interest rate swaps	—	—	—	(13,312)	—	—	—	(9,653)
Natural gas swaps	784	(3,608)	—	(23,015)	—	(24,951)	—	(22,387)

Total	784	(3,608)	209,624	(42,536)	—	(24,951)	4,059	(32,244)

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

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

The following table presents the net amount of unrealized gains (losses) on cash flow hedges that were reported as a component of AOCI at September 30, 2010, and the expected timing of those amounts being reclassified into earnings:

	Amounts expected to be reclassified into earnings		Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI at September 30, 2010
	October 1, 2010 to September 30, 2011	Thereafter
	$	$	$
Aluminum swaps-fixed-price	113,696	139,299	252,995
Natural gas swaps	(11,746)	(13,203)	(24,949)

Total	101,950	126,096	228,046

Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gains (losses) on hedging activities in the consolidated statements of operations. The following table presents how our hedging activities affected our unaudited consolidated statements of operations for each period.

	Derivatives qualified as hedges		Derivatives not qualified as hedges
	Amount reclassified from AOCI	Hedge ineffectiveness	Change in fair value	Total
	$	$	$	$
Three months ended September 30, 2009:
Aluminum swaps-fixed-price	(24,245)	—	20,004	(4,241)
Aluminum swaps-variable price	—	—	(4,107)	(4,107)
Interest rate swaps	—	—	2,065	2,065
Natural gas swaps	—	—	536	536

Total (gain) loss on hedging activities	(24,245)	—	18,498	(5,747)

Three months ended September 30, 2010:
Aluminum swaps-fixed-price	(23,237)	—	297	(22,940)
Aluminum swaps-variable price	—	—	(5,090)	(5,090)
Interest rate swaps	—	—	536	536
Natural gas swaps	1,213	1	4,522	5,736

Total (gain) loss on hedging activities	(22,024)	1	265	(21,758)

Nine months ended September 30, 2009:
Aluminum swaps-fixed-price	(149,272)	(69)	34,315	(115,026)
Aluminum swaps-variable price	—	—	(8,517)	(8,517)
Interest rate swaps	—	—	2,915	2,915
Natural gas swaps	—	—	16,555	16,555

Total (gain) loss on hedging activities	(149,272)	(69)	45,268	(104,073)

Nine months ended September 30, 2010:
Aluminum swaps-fixed-price	(62,261)	—	(1,202)	(63,463)
Aluminum swaps-variable price	—	—	1,799	1,799
Interest rate swaps	—	—	1,940	1,940
Natural gas swaps	3,013	(33)	12,704	15,684

Total (gain) loss on hedging activities	(59,248)	(33)	15,241	(44,040)

18. RECLAMATION, LAND, AND ASSET RETIREMENT OBLIGATIONS

Reclamation obligation

St. Ann has a reclamation obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. At September 30, 2010, the current and long-term portions of the reclamation obligation of $2.9 million and $6.6 million, respectively, are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying unaudited consolidated balance sheets.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

The following is a reconciliation of the aggregate carrying amount of the reclamation obligation at St. Ann (in thousands):

Nine months ended September 30, 2010
$
Balance, December 31, 2009	8,942
Additional liabilities incurred	1,453
Liabilities settled	(1,401)
Accretion expense	487

Balance, September 30, 2010	9,481

Land obligation

In cases where land to be mined is privately owned, St. Ann offers to purchase the residents’ homes for cash, relocate the residents to another area, or a combination of these two options. These costs are recorded as liabilities as incurred. At September 30, 2010, the current and long-term portions of the land obligation of $2.3 million and $4.7 million, respectively, are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying unaudited consolidated balance sheets.

Asset retirement obligations

Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of red mud wastes from its refining process.

The current portion of the liability of $1.6 million and $2.2 million at December 31, 2009 and September 30, 2010, respectively, relates to the disposal of spent pot-liners at New Madrid and is recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $11.8 million and $12.2 million at December 31, 2009 and September 30, 2010, respectively, is included in other long-term liabilities in the accompanying unaudited consolidated balance sheets.

The following is a reconciliation of the aggregate carrying amount of liabilities for the asset retirement obligations (in thousands):

Nine months ended September 30, 2010
$
Balance, December 31, 2009	13,442
Additional liabilities incurred	931
Liabilities settled	(763)
Accretion expense	762

Balance, September 30, 2010	14,372

At December 31, 2009 and September 30, 2010, we had $6.2 million and $8.3 million, respectively, of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash relates primarily to funds for workers’ compensation claims.

19. NONCONTROLLING INTEREST

Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the Government of Jamaica (“GOJ”) holds a 51% interest. NJBP mines bauxite, approximately 50% of which is sold to Gramercy, with the balance sold to third parties.

We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

with the partnership, while the GOJ receives certain fees from St. Ann (royalties, production and asset usage fees, etc.). Therefore, we consolidate NJBP into our unaudited consolidated financial statements beginning with the date of the Joint Venture Transaction. On January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2009-17, “Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”). ASU 2009-17 amends consolidation guidance for determining which enterprise, if any, is the primary beneficiary of a variable interest entity (“VIE”) and is therefore required to consolidate a VIE by replacing a quantitative approach with a qualitative approach. The qualitative approach is focused on identifying which enterprise has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The adoption of ASU 2009-17 did not change our previous conclusion that St. Ann is NJBP’s primary beneficiary, and therefore did not have an effect on our unaudited consolidated financial statements at the date of adoption.

Due to the consolidation of NJBP, we reflected the following amounts in our unaudited consolidated balance sheets (in thousands):

	December 31, 2009			September 30, 2010
	NJBP Balances	Impact of Eliminations	Impact on Consolidated Statements	NJBP Balances	Impact of Eliminations	Impact on Consolidated Statements
	$	$	$	$	$	$
Cash and cash equivalents	117	—	117	635	—	635
Accounts receivable	12,393	(12,393)	—	16,346	(16,346)	—
Inventories, consisting of maintenance supplies, inventory and fuel	11,813	—	11,813	10,113	—	10,113
Property, plant and equipment, net	36,911	—	36,911	36,188	—	36,188
Other assets	2,305	—	2,305	3,649	—	3,649
Accounts payable and accrued liabilities	(43,621)	36,547	(7,074)	(46,475)	38,178	(8,297)
Environmental, land and reclamation liabilities	(8,152)	—	(8,152)	(8,691)	—	(8,691)
Noncontrolling interest (at 51%)	(6,000)	—	(6,000)	(6,000)	—	(6,000)

St. Ann’s net investment and advances to NJBP	5,766	24,154	29,920	5,765	21,832	27,597

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

20. NET INCOME PER SHARE

We present both basic and diluted EPS on the face of the unaudited consolidated statements of operations. Basic EPS is calculated as net income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average outstanding common shares determined using the treasury stock method for options (in thousands, except per share amounts).

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2009 (as adjusted)	2010	2009 (as adjusted)	2010
Net income	$125,949	$25,190	$158,102	$32,008

Weighted-average common shares outstanding:
Basic	43,534	55,280	43,501	49,421
Effect of diluted securities	—	1,019	—	890

Diluted	43,534	56,299	43,501	50,311

Basic EPS	$2.89	$0.46	$3.63	$0.65
Diluted EPS	$2.89	$0.45	$3.63	$0.64

Certain stock options whose terms and conditions are described in Note 15, “Shareholders’ Equity and Share-Based Payments,” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. Stock options excluded from the computation of diluted EPS were:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Antidilutive options	2,045,038	200,000	1,972,756	133,333

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

Level 1 inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that we have access to as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Fair value measurements that may be subject to Level 1 inputs include exchange-traded derivatives or listed equities.

Level 2 inputs—Inputs other than quoted prices included in Level 1, which are either directly or indirectly observable as of the reporting date. A Level 2 input must be observable for substantially the full term of the asset or liability. Fair value measurements that may fall into Level 2 could include financial instruments with observable inputs such as interest rates or yield curves.

Level 3 inputs—Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability. Fair value measurements that may be classified as Level 3 could, for example, be determined from our internally developed model that results in our best estimate of fair value. Fair value measurements that may fall into Level 3 could include certain structured derivatives or financial products that are specifically tailored to a customer’s needs.

Financial assets and liabilities are classified based on the lowest enumerated level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Valuations on a recurring basis

The table below presents our assets and liabilities that are measured at fair value on a recurring basis, classified under the appropriate level of the fair value hierarchy, as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
	$	$	$	$
Cash equivalents	24,762	—	—	24,762
Derivative assets	—	4,059	—	4,059
Derivative liabilities	—	(57,195)	—	(57,195)

Total	24,762	(53,136)	—	(28,374)

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

In Note 13, “Long-Term Debt,” we disclose the fair values of our debt instruments. Those fair values are classified as Level 2 within the hierarchy. While the senior floating rate notes have quoted market prices, we do not believe transactions on those instruments occur in sufficient frequency or volume to warrant a Level 1 classification. Further, the fair values of the term B loan and revolving credit facility are based on interest rates available at each balance sheet date, resulting in a Level 2 classification as well.

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

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

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

22. COMMITMENTS AND CONTINGENCIES

Labor commitments

We are a party to six collective bargaining agreements that expire at various times within the next five years. The agreement with the United Steelworkers of America (“USWA”) at our Gramercy refinery expired in September 2010 and on October 1, 2010 a new five year labor agreement with the USWA was ratified by the refinery’s union members.

The agreement at St. Ann with the University and Allied Workers Union expired on April 30, 2010. We have received a new claim from the union and have begun negotiations. The agreement at St. Ann with the Union of Technical Administrative and Supervisory Personnel (“UTASP”) expires in December 2010. As of September 30, 2010, we have not received a new claim and have not begun negotiations with the UTASP. As customary in Jamaican labor practices, unions generally submit claims subsequent to the expiration of the collective bargaining agreements. We have completed the process of formalizing recognition of a third union at St. Ann with the Bustamante Industrial Trade Union. We are currently in negotiations to finalize terms of the agreement.

All other collective bargaining agreements expire within the next five years.

Legal contingencies

We are a party to legal proceedings incidental to our business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect our financial position, results of operations, and cash flows.

Environmental matters

In addition to our asset retirement obligations discussed in Note 18, “Reclamation, Land and Asset Retirement Obligations,” we have identified certain environmental conditions at the Gramercy refinery requiring remedial action or ongoing monitoring. As of September 30, 2010, we recorded undiscounted liabilities of $1.3 million and $3.0 million in accrued liabilities and other long-term liabilities, respectively, for remediation of Gramercy’s known environmental conditions. Approximately two-thirds of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represents monitoring costs which will be incurred ratably over a thirty year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on cost. No other responsible parties are involved in any ongoing environmental remediation activities. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws or regulations. Such future requirements may result in liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Establishment Agreement

At the end of 2009, the Company and the GOJ reached an amendment to the establishment agreement setting the fiscal regime structure for St. Ann’s bauxite mining operations through December 31, 2014. The amendment covers the fiscal regime, as well as commitments for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. We signed the formal amendment with the GOJ on the fiscal structure in June 2010, which did not change the cost structure from the agreement reached in 2009. The terms of the agreement required us to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder will be paid in April 2011. As of September 30, 2010, $5.0 million of the prepayment is recorded in prepaid assets and $5.0 million is in other assets.

Under the establishment agreement, St. Ann is required to pay a dedication fee, an asset usage fee, a depletion fee, royalties, and a production levy. As of December 31, 2009 and September 30, 2010, we recorded accrued liabilities of $4.9 million and $3.9 million, respectively, for these fees. Prepaid GOJ fees of $10.7 million and $2.6 million were recorded in prepaid assets as of December 31, 2009 and September 30, 2010, respectively.

Guarantees

In connection with the 2005 disposal of a former subsidiary, American Racing Equipment, Inc (“ARE”), we guaranteed certain outstanding leases for the automotive wheel facilities located in Rancho Dominguez, California. The leases have various expiration dates that extend through December 2011. Since March 2008, we were released from the guarantee obligation on one of the properties, resulting in a reduction of the remaining maximum future lease obligations. As of September 30, 2010 the remaining maximum future payments under these lease obligations totaled approximately $0.4 million. We have concluded that it is not probable that we will be required to make payments pursuant to these guarantees and we have not recorded a liability for these guarantees. Further, ARE’s purchaser has indemnified us for all losses associated with the guarantees.

Power Contract

Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with AmerenUE pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Our current rate structure with AmerenUE consists of two components: a base rate and a fuel adjustment clause.

On June 21, 2010, the Missouri Public Service Commission (“MoPSC”) ruled on the power rate case filed by AmerenUE on July 24, 2009. The MoPSC’s ruling resulted in no significant change to the base electricity rate for the New Madrid smelter. The fuel adjustment clause resulted in additional fuel charges of $1.3 million recorded in cost of goods sold during the three months ended September 30, 2010. We anticipate the fourth quarter 2010 impact of the fuel adjustment clause to be approximately $3.4 million. We are currently disputing the amount of cost increases related to the fuel adjustment clause. We are not able to predict these fuel adjustment charges, as they are dependent on Ameren’s fuel costs and off system sales volume and prices.

On September 3, 2010, AmerenUE filed a new rate case with the MoPSC seeking an 11% base rate increase. We expect a ruling on this request by July 29, 2011.

As of September 30, 2010, we hold $7.0 million in a restricted cash account which is reflected in other current assets on the unaudited consolidated balance sheet. This restricted cash represents money held in escrow by the Missouri Circuit Court for disputed amounts related to our appeal of AmerenUE’s rates.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

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

During first quarter 2010, in connection with continued integration activities of our alumina refinery and our bauxite mining operations, we changed the composition of our reportable segments. Those integration activities included a re-evaluation of the financial information provided to our Chief Operating Decision Maker, as that term is defined in U.S. GAAP. We have now identified five reportable segments, disaggregating the post-Joint Venture Transaction upstream segment into three segments: primary aluminum products, alumina refining and bauxite. The downstream segment will be referred to as the flat rolled products segment. Our corporate expenses are reflected in the corporate segment.

During third quarter 2010, we revised our segment performance measure to be “segment profit” rather than U.S. GAAP-basis segment operating income. Segment profit (in which certain items, primarily non-recurring costs or non-cash expenses, are not allocated to the segments and in which certain items, primarily the income statement effects of current period cash settlements of hedges, are allocated to the segments) is also a measure used by management as a basis for resource allocation. We have provided a reconciliation of segment profit to segment operating income before income taxes for the periods presented. All segment information presented herein has been revised to reflect the new structure. These segment changes had no impact on our historical consolidated financial position, results of operations or cash flows.

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

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

Geographic Region Information

Substantially all of our sales are within the United States. Sales whose country of origin was outside of the United States represented less than 5% of our consolidated sales in 2009 and year to date in 2010. All long-lived assets are located in the United States except those assets of our St. Ann bauxite mine comprising $52.9 million at December 31, 2009 and $51.4 million at September 30, 2010, which are located in Jamaica. The following tables summarize the operating results and assets of our reportable segments and a reconciliation of segment profit (loss) to income before income taxes (in thousands):

	Three months ended September 30, 2009 (as adjusted)
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	4,361	15,078	89,238	109,882	—	—	218,559
Intersegment	3,981	4,142	5,784	—	—	(13,907)	—

	8,342	19,220	95,022	109,882	—	(13,907)	218,559

Segment profit (loss)	5,481	2,675	(855)	15,147	(10,749)	—	11,699
Depreciation and amortization	839	1,660	13,814	4,909	100	—	21,324
Capital expenditures	69	118	8,534	552	578	—	9,851

	Three months ended September 30, 2009 (as adjusted)
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	5,481	2,675	(855)	15,147	(10,749)	—	11,699
Depreciation and amortization(1)	(839)	(1,660)	(11,355)	(4,909)	(100)	—	(18,863)
LIFO/LCM	—	—	2,244	1,235	—	—	3,479
Loss on asset disposal	—	—	(516)	(2,999)	—	—	(3,515)
Non-cash pension, accretion and stock compensation	(55)	(55)	(2,940)	(2,692)	2,741	—	(3,001)
Cash settlements on hedging transactions	—	—	855	2,048	—	—	2,903
Power outage	—	—	13,314	—	—	—	13,314
Restructuring, relocation and severance	—	(9)	(338)	(83)	(185)	—	(615)
Consulting and sponsor fees	—	—	—	—	(1,536)	—	(1,536)
Other, net(2)	(5,675)	(824)	482	(280)	344	—	(5,953)

Operating income (loss)	(1,088)	127	891	7,467	(9,485)	—	(2,088)

Interest expense, net							12,577
Gain on hedging activities, net							(5,747)
Equity in net loss of investments in affiliates							1,553
Gain on debt repurchase							(28,574)
Gain on business combination							(120,276)

Income before income taxes							138,379

(1)	Depreciation and amortization for the primary aluminum products segment is presented net of insurance proceeds for the three months ended September 30, 2009
(2)

Other includes the net effect of (i) adding those amounts related to depreciation, amortization, interest and taxes at our 50% Joint Ventures during those periods prior to the Joint Venture Transaction, (ii) removing the impacts of any allowable purchase accounting adjustments, most significantly inventory obsolescence and LCM type reserves and (iii) removing the impacts of other immaterial non-recurring items.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

	Three months ended September 30, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	17,609	52,170	110,826	133,623	—	—	314,228
Intersegment	17,875	35,406	38,275	108	—	(91,664)	—

	35,484	87,576	149,101	133,731	—	(91,664)	314,228

Segment profit (loss)	7,735	10,116	12,464	14,433	(5,793)	(56)	38,899
Depreciation and amortization	2,451	5,011	12,063	5,111	259	—	24,895
Capital expenditures	2,407	2,278	4,852	2,354	618	—	12,509

	Three months ended September 30, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	7,735	10,116	12,464	14,433	(5,793)	(56)	38,899
Depreciation and amortization	(2,451)	(5,011)	(12,063)	(5,111)	(259)	—	(24,895)
LIFO/LCM	—	—	6,192	4,838	—	32	11,062
Loss on asset disposal	1	—	(1,268)	(158)	(84)	—	(1,509)
Non-cash pension, accretion and stock compensation	(163)	(117)	(735)	(609)	(367)	—	(1,991)
Cash settlements on hedging transactions	—	—	77	(597)	—	—	(520)
Restructuring, relocation and severance	(41)	(19)	(28)	(120)	(492)	—	(700)
Consulting and sponsor fees	—	—	—	—	(207)	—	(207)
Other, net	(6)	(134)	1	119	(45)	—	(65)

Operating income (loss)	5,075	4,835	4,640	12,795	(7,247)	(24)	20,074

Interest expense, net							7,218
Gain on hedging activities, net							(21,758)
Gain on debt repurchase							(3,565)

Income before income taxes							38,179

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

	Nine months ended September 30, 2009 (as adjusted)
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	4,361	15,078	216,152	304,962	—	—	540,553
Intersegment	3,981	4,142	24,640	—	—	(32,763)	—

	8,342	19,220	240,792	304,962	—	(32,763)	540,553

Segment profit (loss)	5,481	2,675	(11,646)	25,132	(21,556)	—	86
Depreciation and amortization	839	1,660	46,603	16,659	244	—	66,005
Capital expenditures	69	118	27,296	3,095	1,633	—	32,211

	Nine months ended September 30, 2009 (as adjusted)
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	5,481	2,675	(11,646)	25,132	(21,556)	—	86
Depreciation and amortization(1)	(839)	(1,660)	(39,923)	(16,659)	(244)	—	(59,325)
LIFO/LCM	—	—	3,662	6,492	—	—	10,154
Loss on asset disposal	—	—	(2,063)	(3,126)	—	—	(5,189)
Non-cash pension, accretion and stock compensation	(55)	(55)	(3,286)	(2,692)	(1,728)	—	(7,816)
Cash settlements on hedging transactions	—	—	10,086	12,197	—	—	22,283
Power outage	—	—	30,568	—	—	—	30,568
Impairment on goodwill and intangible assets	—	—	—	(43,000)	—	—	(43,000)
Restructuring, relocation and severance	—	(9)	1	(754)	(238)	—	(1,000)
Consulting and sponsor fees	—	—	—	—	(3,554)	—	(3,554)
Other, net(2)	(5,675)	(824)	(12,038)	(996)	1,410	—	(18,123)

Operating income (loss)	(1,088)	127	(24,639)	(23,406)	(25,910)	—	(74,916)

Interest expense, net							42,551
Gain on hedging activities, net							(104,073)
Equity in net loss of investments in affiliates							79,654
Gain on debt repurchase							(193,224)
Gain on business combination							(120,276)

Income before income taxes							220,452

(1)	Depreciation and amortization for the primary aluminum products segment is presented net of insurance proceeds of $6.7 million for the nine months ended September 30, 2009
(2)

Other includes the net effect of (i) adding those amounts related to depreciation, amortization, interest and taxes at our 50% Joint Ventures during those periods prior to the Joint Venture Transaction, (ii) removing the impacts of any allowable purchase accounting adjustments, most significantly inventory obsolescence and LCM type reserves and (iii) removing the impacts of other immaterial non-recurring items.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

	Nine months ended September 30, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	42,713	161,876	345,874	400,179	—	—	950,642
Intersegment	47,979	113,231	98,364	108	—	(259,682)	—

	90,692	275,107	444,238	400,287	—	(259,682)	950,642

Segment profit (loss)	20,042	35,924	70,015	40,182	(19,490)	(2,461)	144,212
Depreciation and amortization	8,083	15,376	36,439	15,507	675	—	76,080
Capital expenditures	5,353	6,471	20,098	6,841	1,556	—	40,319

	Nine months ended September 30, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	20,042	35,924	70,015	40,182	(19,490)	(2,461)	144,212
Depreciation and amortization	(8,083)	(15,376)	(36,439)	(15,507)	(675)	—	(76,080)
LIFO/LCM	—	—	(322)	808	—	1,588	2,074
Loss on asset disposal	14	—	(2,828)	(514)	(84)	—	(3,412)
Non-cash pension, accretion and stock compensation	(520)	(933)	(2,584)	(1,764)	(5,560)	—	(11,361)
Cash settlements on hedging transactions	—	—	192	(925)	—	—	(733)
Restructuring, relocation and severance	(3,160)	(1,648)	(1,900)	(1,470)	(860)	—	(9,038)
Consulting and sponsor fees	—	—	—	—	(18,867)	—	(18,867)
Other, net	(14)	1,927	1	(74)	(177)	—	1,663

Operating income (loss)	8,279	19,894	26,135	20,736	(45,713)	(873)	28,458

Interest expense, net							25,004
Gain on hedging activities, net							(44,040)
Gain loss on debt repurchase							(953)

Income before income taxes							48,447

	December 31, 2009	September 30, 2010
	$	$
Segment assets:
Bauxite	125,168	130,854
Alumina refining	237,886	218,417
Primary aluminum products	612,099	599,003
Flat rolled products	382,601	393,051
Corporate	373,645	92,402
Eliminations	(33,811)	(44,560)

Total assets	1,697,588	1,389,167

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

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

The accounting policies used in the preparation of these unaudited consolidating financial statements are consistent with those found elsewhere in the unaudited consolidated financial statements. Intercompany transactions have been presented gross in the following unaudited consolidating financial statements; however these transactions eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Three months ended September 30, 2009

(as adjusted)

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantor	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	214,198	8,342	(3,981)	218,559
Operating costs and expenses:
Cost of sales	—	—	211,552	8,619	(3,981)	216,190
Selling, general and administrative expenses	724	522	16,784	709	—	18,739
Excess insurance proceeds	—	—	(14,282)	—	—	(14,282)

	724	522	214,054	9,328	(3,981)	220,647

Operating income (loss)	(724)	(522)	144	(986)	—	(2,088)

Other (income) expenses
Interest expense (income), net	4,372	11,019	109	(2,923)	—	12,577
Gain on hedging activities, net	—	—	(5,747)	—	—	(5,747)
Equity in net loss of unconsolidated subsidiaries	—	—	1,553	—	—	1,553
Gain on debt repurchase	(70)	(28,504)	—	—	—	(28,574)
Gain on business combination	—	(120,276)	—	—	—	(120,276)

Total other (income) expenses	4,302	(137,761)	(4,085)	(2,923)	—	(140,467)

Income (loss) before income taxes	(5,026)	137,239	4,229	1,937	—	138,379
Income tax expense (benefit)	21,388	(17,419)	6,791	1,670	—	12,430
Equity in net income of subsidiaries	152,363	(2,295)	—	—	(150,068)	—

Net income (loss) for the period	125,949	152,363	(2,562)	267	(150,068)	125,949

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Three months ended September 30, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	296,620	35,483	(17,875)	314,228
Operating costs and expenses:
Cost of sales	—	—	264,380	27,722	(17,875)	274,227
Selling, general and administrative expenses	573	157	16,505	2,692	—	19,927

	573	157	280,885	30,414	(17,875)	294,154

Operating income (loss)	(573)	(157)	15,735	5,069	—	20,074

Other (income) expenses
Interest expense (income), net	(106)	7,250	74	—	—	7,218
Gain on hedging activities, net	—	—	(21,758)	—	—	(21,758)
Gain on debt repurchase	—	(3,565)	—	—	—	(3,565)

Total other (income) expenses	(106)	3,685	(21,684)	—	—	(18,105)

Income (loss) before income taxes	(467)	(3,842)	37,419	5,069	—	38,179
Income tax expense (benefit)	(339)	(2,043)	13,470	1,901	—	12,989
Equity in net income of subsidiaries	25,318	27,117	—	—	(52,435)	—

Net income (loss) for the period	25,190	25,318	23,949	3,168	(52,435)	25,190

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Nine months ended September 30, 2009

(as adjusted)

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantor	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	536,192	8,342	(3,981)	540,553
Operating costs and expenses:
Cost of sales	—	—	559,616	8,619	(3,981)	564,254
Selling, general and administrative expenses	2,356	1,977	46,633	716	—	51,682
Goodwill and other intangible asset impairment	—	—	43,000	—	—	43,000
Excess insurance proceeds	—	—	(43,467)	—	—	(43,467)

	2,356	1,977	605,782	9,335	(3,981)	615,469

Operating loss	(2,356)	(1,977)	(69,590)	(993)	—	(74,916)

Other (income) expenses					—
Interest expense (income), net	13,960	38,640	279	(10,328)	—	42,551
Gain on hedging activities, net	—	—	(104,073)	—	—	(104,073)
Gain on debt repurchase	(11,079)	(182,145)	—	—	—	(193,224)
Gain on business combination	—	(120,276)	—	—	—	(120,276)
Equity in net loss of unconsolidated subsidiaries	—	—	79,654	—	—	79,654

Total other (income) expenses	2,881	(263,781)	(24,140)	(10,328)	—	(295,368)

Income (loss) before income taxes	(5,237)	261,804	(45,450)	9,335	—	220,452
Income tax expense (benefit)	24,559	(3,011)	34,930	5,872	—	62,350
Equity in net income of subsidiaries	187,898	(76,917)	—	—	(110,981)	—

Net income (loss) for the period	158,102	187,898	(80,380)	3,463	(110,981)	158,102

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statement of Operations

Nine months ended September 30, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	907,930	90,691	(47,979)	950,642
Operating costs and expenses:
Cost of sales	—	—	808,197	69,908	(47,979)	830,126
Selling, general and administrative expenses	5,410	18,643	55,482	12,523	—	92,058

	5,410	18,643	863,679	82,431	(47,979)	922,184

Operating income (loss)	(5,410)	(18,643)	44,251	8,260	—	28,458

Other (income) expenses
Interest expense (income), net	6,067	22,823	240	(4,126)	—	25,004
Gain on hedging activities, net	—	—	(44,040)	—	—	(44,040)
(Gain) loss on debt repurchase	960	(1,913)	—	—	—	(953)

Total other (income) expenses	7,027	20,910	(43,800)	(4,126)	—	(19,989)

Income (loss) before income taxes	(12,437)	(39,553)	88,051	12,386	—	48,447
Income tax expense (benefit)	(3,942)	(13,685)	29,780	4,286	—	16,439
Equity in net income of subsidiaries	40,503	66,371	—	—	(106,874)	—

Net income (loss) for the period	32,008	40,503	58,271	8,100	(106,874)	32,008

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

December 31, 2009

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Current assets:
Cash and cash equivalents	21,444	140,520	4,266	1,006	—	167,236
Accounts receivable, net:
Trade	—	—	82,068	3,462	—	85,530
Affiliates	—	5,909	—	10,346	(16,255)	—
Interest due from affiliates	—	—	—	1,417	(1,417)	—
Inventories	—	—	155,665	26,691	—	182,356
Derivative assets, net	—	—	68,755	—	—	68,755
Taxes receivable	—	—	1,053	(323)	—	730
Prepaid assets	169	—	24,414	11,834	1	36,418
Other current assets	—	2,000	1,991	9,811	6	13,808

Total current assets	21,613	148,429	338,212	64,244	(17,665)	554,833
Investments in affiliates	278,770	1,291,423	—	105,740	(1,675,933)	—
Advances due from affiliates	—	2,941	267,202	5,216	(275,359)	—
Property, plant and equipment, net	—	—	692,621	52,877	—	745,498
Goodwill	—	—	137,570	—	—	137,570
Other intangible assets, net	—	—	79,047	—	—	79,047
Long-term derivative assets, net	—	—	95,509	—	—	95,509
Other assets	550	17,309	57,783	9,489	—	85,131

Total assets	300,933	1,460,102	1,667,944	237,566	(1,968,957)	1,697,588

Current liabilities:
Accounts payable
Trade	33	2,000	64,378	3,501	—	69,912
Affiliates	—	—	10,347	5,908	(16,255)	—
Accrued liabilities	—	—	45,713	16,248	—	61,961
Accrued interest:
Third parties	—	167	—	—	—	167
Affiliates	1,417	—	—	—	(1,417)	—
Deferred tax liabilities	(6,481)	(16,160)	45,377	4,596	(21)	27,311
Current portion of long-term debt	—	7,500	—	—	—	7,500

Total current liabilities	(5,031)	(6,493)	165,815	30,253	(17,693)	166,851

Long-term debt, net	221,418	880,569	—	—	(157,821)	944,166
Pension and OPEB liabilities	—	—	100,130	6,263	—	106,393
Other long-term liabilities	653	2,394	40,073	12,512	—	55,632
Advances due to affiliates	2,940	272,417	2	—	(275,359)	—
Deferred tax liabilities	863	32,445	255,074	3,966	38,034	330,382
Common stock subject to redemption	2,000	—	—	—	—	2,000
Shareholders’ equity:
Common stock	436	—	—	—	—	436
Capital in excess of par value	16,123	216,606	1,199,712	83,683	(1,500,001)	16,123
Accumulated deficit	(136,172)	(135,539)	(240,594)	44,918	392,264	(75,123)
Accumulated other comprehensive income	197,703	197,703	147,732	49,971	(448,381)	144,728

Total Noranda shareholders’ equity	78,090	278,770	1,106,850	178,572	(1,556,118)	86,164
Noncontrolling interest	—	—	—	6,000	—	6,000

Total shareholders’ equity	78,090	278,770	1,106,850	184,572	(1,556,118)	92,164

Total liabilities and shareholders’ equity	300,933	1,460,102	1,667,944	237,566	(1,968,957)	1,697,588

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

September 30, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Current assets:
Cash and cash equivalents	6,818	22,022	1,557	2,625	—	33,022
Accounts receivable, net:
Trade	—	—	110,442	4,724	—	115,166
Affiliates	21,207	7,331	143	12,859	(41,540)	—
Inventories	—	—	168,071	28,709	(873)	195,907
Taxes receivable	15,173	6,203	(13,767)	(1,771)	313	6,151
Prepaid assets	188	—	4,274	8,390	1	12,853
Other current assets	—	69	9,628	4,780	6	14,483

Total current assets	43,386	35,625	280,348	60,316	(42,093)	377,582

Investments in affiliates	225,017	1,251,451	—	—	(1,476,468)	—
Advances due from affiliates	—	19,348	517,147	63,524	(600,019)	—
Property, plant and equipment, net	—	—	661,943	51,442	—	713,385
Goodwill	—	—	137,570	—	—	137,570
Other intangible assets, net	—	—	74,531	—	—	74,531
Other assets	—	12,817	57,601	15,681	—	86,099

Total assets	268,403	1,319,241	1,729,140	190,963	(2,118,580)	1,389,167

Current liabilities:
Accounts payable:
Trade	64	—	73,927	5,219	—	79,210
Affiliates	—	21,207	12,860	7,473	(41,540)	—
Accrued liabilities	—	—	43,635	15,089	2	58,726
Accrued interest	—	737	—	—	—	737
Derivative liabilities, net	—	—	28,405	—	—	28,405
Deferred tax liabilities	(13,077)	(36,448)	73,358	4,596	(1,023)	27,406

Total current liabilities	(13,013)	(14,504)	232,185	32,377	(42,561)	194,484

Long-term debt, net	—	533,084	—	—	—	533,084
Long-term derivative liabilities, net	—	—	24,731	—	—	24,731
Pension and OPEB liabilities	—	—	106,262	6,835	—	113,097
Other long-term liabilities	80	6,873	43,477	11,406	—	61,836
Advances due to affiliates	77,915	522,098	—	4	(600,017)	—
Deferred tax liabilities	49,774	46,673	210,732	643	(5,534)	302,288
Common stock subject to redemption	2,000	—	—	—	—	2,000
Shareholders’ equity:
Common stock	551	—	—	—	—	551
Capital in excess of par value	103,127	229,605	1,199,712	83,683	(1,513,000)	103,127
Accumulated deficit	(43,115)	(95,672)	(182,047)	53,019	224,700	(43,115)
Accumulated other comprehensive income	91,084	91,084	94,088	(3,004)	(182,168)	91,084

Total Noranda shareholders’ equity	151,647	225,017	1,111,753	133,698	(1,470,468)	151,647
Noncontrolling interest	—	—	—	6,000	—	6,000

Total shareholders’ equity	151,647	225,017	1,111,753	139,698	(1,470,468)	157,647

Total liabilities and shareholders’ equity	268,403	1,319,241	1,729,140	190,963	(2,118,580)	1,389,167

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2009

(as adjusted)

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(4,181)	209,655	24,313	1,348	(694)	230,441

INVESTING ACTIVITIES
Capital expenditures	—	—	(32,211)	—	—	(32,211)
Purchase of debt	—	—	—	(36,742)	36,742	—
Proceeds from insurance related to capital expenditures	—	—	11,495	—	—	11,495
Proceeds from sale of property, plant and equipment	—	—	7	—	—	7
Cash acquired in business combination	—	—	5,108	6,028	—	11,136

Cash provided by (used in) investing activities	—	—	(15,601)	(30,714)	36,742	(9,573)

FINANCING ACTIVITIES
Proceeds from issuance of shares	41	—	—	—	—	41
Repurchase of shares	(90)	—	—	—	—	(90)
Borrowings on revolving credit facility	—	13,000	—	—	—	13,000
Repayments on revolving credit facility	—	(14,500)	—	—	—	(14,500)
Repayment of long-term debt	(2,673)	(108,798)	—	—	(36,048)	(147,519)
Intercompany advances	3,049	(3,249)	—	200	—	—
Capital contribution (to subsidiary from parent)	—	(36,088)	—	36,088	—	—
Distribution (to parent from subsidiary)	1,280	(1,280)	—	—	—	—

Cash provided by (used in) financing activities	1,607	(150,915)	—	36,288	(36,048)	(149,068)

Change in cash and cash equivalents	(2,574)	58,740	8,712	6,922	—	71,800
Cash and cash equivalents, beginning of period	24,101	159,994	621	—	—	184,716

Cash and cash equivalents, end of period	21,527	218,734	9,333	6,922	—	256,516

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Notes to Unaudited Consolidated Financial Statements—(Continued)

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2010

(dollars expressed in thousands)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES

Cash provided by (used in) operating activities	(32,102)	242,985	32,125	6,936	—	249,944
INVESTING ACTIVITIES
Capital expenditures	—	—	(34,966)	(5,353)	—	(40,319)
Proceeds from sale of property, plant and equipment	—	—	132	36	—	168

Cash used in investing activities	—	—	(34,834)	(5,317)	—	(40,151)

FINANCING ACTIVITIES
Proceeds from issuance of shares	82,925	—	—	—	—	82,925
Repayments on revolving credit facility	—	(215,930)	—	—	—	(215,930)
Repurchase of shares	(16)	—	—	—	—	(16)
Repayment of long-term debt	(66,348)	(144,638)	—	—	—	(210,986)
Distribution (to parent from subsidiary)	915	(915)	—	—	—	—

Cash provided by (used in) financing activities	17,476	(361,483)	—	—	—	(344,007)

Change in cash and cash equivalents	(14,626)	(118,498)	(2,709)	1,619	—	(134,214)
Cash and cash equivalents, beginning of period	21,444	140,520	4,266	1,006	—	167,236

Cash and cash equivalents, end of period	6,818	22,022	1,557	2,625	—	33,022

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our third quarter 2010 results reflect these significant events:

•

Rising aluminum prices and Midwest premiums, stronger demand in the flat rolled products segment, and the impact of our New Madrid smelter being fully operational throughout third quarter 2010 had a favorable impact on third quarter 2010 operating results compared to third quarter 2009.

•

Demand conditions remained strong during third quarter 2010, particularly across the majority of product groups in our flat rolled products segment, for billet and rod in the primary aluminum products segment, and for chemical grade alumina product in the alumina segment.

•

Realized pricing was higher in third quarter 2010 compared to third quarter 2009. During third quarter 2010, the London Metal Exchange (“LME”) aluminum price improved from $0.87 per pound at the beginning of the quarter to $1.05 per pound at the end of the third quarter. Our average realized Midwest transaction price (“MWTP”) for third quarter 2010 was $0.99, down approximately 5.0% from second quarter 2010, but moderately higher than third quarter 2009.

•

During third quarter 2010 we repurchased $20.6 million aggregate principal balance of AcquisitionCo Notes for $17.1 million. These debt repayments resulted in a $3.6 million net gain on debt repurchase.

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

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these statements requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in these unaudited consolidated financial statements. Our financial position and/or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Specifically, our interim operating results are affected by peak power usage rates which apply to New Madrid from June through September each year. We are also subject to seasonality associated with the demand cycles of our end-use customers, which results in lower shipment levels from November to February each year. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim unaudited consolidated financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual consolidated financial statements. See Note 1, “Accounting Policies” of the notes to our consolidated financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K, filed March 2, 2010 and our Form 8-K filed with the SEC on April 26, 2010 to reflect the effects of a change in segments and a two-for-one stock split, for a discussion of our critical accounting policies. Hereinafter, “Note” refers to the condensed notes to the unaudited consolidated financial statements elsewhere in this report unless the context otherwise requires.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2009 (as adjusted)(1)	2010	2009 (as adjusted) (1)	2010
	$	$	$	$
Statements of Operations Data (unaudited, in millions) (2):
Sales	218.6	314.2	540.6	950.6
Operating costs and expenses:
Cost of sales	216.2	274.2	564.3	830.1
Selling, general and administrative expenses	18.7	19.9	51.7	92.1
Goodwill and other intangible asset impairment	—	—	43.0	—
Excess insurance proceeds	(14.3)	—	(43.5)	—

	220.6	294.2	615.5	922.2

Operating income (loss)	(2.1)	20.1	(74.9)	28.5

Other expenses (income):
Interest expense, net	12.6	7.2	42.6	25.0
Gain on hedging activities, net	(5.7)	(21.8)	(104.1)	(44.0)
Equity in net loss of investments in affiliates	1.6	—	79.7	—
Gain on debt repurchase	(28.6)	(3.6)	(193.2)	(1.0)
Gains on business combination	(120.3)	—	(120.3)	—

Total other deductions (income)	(140.5)	(18.1)	(295.4)	(20.0)

Income before income taxes	138.4	38.2	220.5	48.4
Income tax expense	12.4	13.0	62.4	16.4

Net income for the period	125.9	25.2	158.1	32.0

Net income per share
Basic	2.89	0.46	3.63	0.65
Diluted	2.89	0.45	3.63	0.64
Weighted-average shares outstanding (in millions)
Basic	43.53	55.28	43.50	49.42
Diluted	43.53	56.30	43.50	50.31
Sales by segment (in millions) (2):
Bauxite	8.3	35.5	8.3	90.7
Alumina refining	19.2	87.6	19.2	275.1
Primary aluminum products	95.0	149.1	240.8	444.2
Flat rolled products	109.9	133.7	305.0	400.3
Eliminations	(13.9)	(91.7)	(32.8)	(259.7)

Total	218.6	314.2	540.6	950.6
Segment profit (loss) (in millions) (2):
Bauxite	5.5	7.7	5.5	20.0
Alumina refining	2.7	10.1	2.7	35.9
Primary aluminum products	(0.9)	12.5	(11.6)	70.0
Flat rolled products	15.1	14.4	25.1	40.2
Corporate	(10.7)	(5.8)	(21.6)	(19.5)
Eliminations	—	(0.1)	—	(2.5)

Total	11.7	38.9	0.1	144.2
Financial and other data:
Average realized Midwest transaction price per pound(4)	0.86	0.99	0.75	1.02
Integrated net cash cost for primary aluminum products (per pound shipped)(5)	0.76	0.77	0.76	0.71
Shipments:
Third party shipments:
Bauxite (kMts)	145.0	570.5	145.0	1,392.7
Alumina refining (kMts)(3)	103.5	164.7	103.5	507.3
Primary aluminum products (pounds, in millions)	76.6	102.3	221.9	310.5
Flat rolled products (pounds, in millions)	84.4	92.0	235.3	267.7
Intersegment shipments:
Bauxite (kMts)	165.9	665.8	165.9	1,920.1
Alumina refining (kMts)	17.1	124.8	17.1	354.0
Primary aluminum products (pounds, in millions)	6.8	38.4	34.4	97.5

(1)

On August 3, 2009, we entered into an agreement with Century Aluminum Company whereby we would become the sole owner of both Gramercy and St. Ann. The transaction closed on August 31, 2009 and is referred to as the “Joint Venture Transaction.” During third quarter 2009, we believed the Joint Venture Transaction would result in a bargain purchase gain; however, we were in the process of reassessing the recognition and measurement of identifiable assets acquired and liabilities assumed. During third quarter 2009, we recorded $127.3 million unallocated purchase price on the balance sheet as a long-term liability. During fourth quarter 2009, upon the conclusion of our reassessment process and the finalization of the valuations, we recorded a $120.3 million gain on the Joint Venture Transaction. As required, we have revised comparative information for prior periods presented in our unaudited consolidated financial statements as necessary, including recording the gain on business combination of $120.3 million.

(2)	Figures may not add due to rounding.
(3)

External alumina shipments represent 51.2 kMts from our Gramercy refinery as well as 52.3 kMts of excess alumina sold from our New Madrid smelter during the three and nine months ended September 30, 2009.

(4)

The price for primary aluminum products consists of two components: the price quoted for primary aluminum ingot by the LME and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing. As a significant portion of our value-added products are sold at the prior month’s MWTP plus a fabrication premium, we calculate a “realized” MWTP which reflects the specific pricing of sale transactions in each period.

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

The following table summarizes the unit integrated net cash cost for primary aluminum for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	$	$	$	$
Total upstream integrated net cash cost (in millions)	63.0	108.6	194.8	290.1
Total primary aluminum shipments (pounds in millions)	83.4	140.7	256.3	408.1

Net upstream integrated net cash cost for primary aluminum	0.76	0.77	0.76	0.71

The following table reconciles cost of sales to the integrated net cash cost for primary aluminum for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2009 (as adjusted)	2010	2009 (as adjusted)	2010
(in millions)	$	$	$	$
Bauxite cost of sales	8.7	27.7	8.7	69.9
Alumina refining cost of sales	21.6	80.2	21.6	247.4
Primary aluminum products cost of sales	102.6	138.9	292.9	400.5
Flat rolled products cost of sales	97.2	119.0	273.8	371.1
Intersegment cost of sales	(13.9)	(91.6)	(32.7)	(258.8)

Total cost of sales	216.2	274.2	564.3	830.1

Primary aluminum products cost of sales	102.6	138.9	292.9	400.5
LIFO and lower of cost or market adjustments(a)	2.3	6.2	3.7	(0.3)
Fabrication premium(b)	(8.5)	(9.8)	(24.1)	(27.4)
Depreciation and amortization expense	(12.8)	(13.0)	(46.6)	(36.4)
Alumina and bauxite impact(c)	(0.7)	(17.9)	(8.6)	(56.0)
Selling, general and administrative expenses(d)	0.1	4.8	7.2	12.2
External alumina(e)	(14.2)	—	(14.2)	—
Other(f)	(5.8)	(0.6)	(15.5)	(2.5)

Total upstream integrated net cash cost of primary aluminum products	63.0	108.6	194.8	290.1

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

(d)	Represents certain selling, general and administrative expenses which management believes are a component of integrated net cash cost for primary aluminum, but which are not included in cost of sales.
(e)	Represents the impact of sales of excess alumina from New Madrid, as the cash costs presented are for primary aluminum only.
(f)	Reflects various other cost adjustments, such as the elimination of the effects of any intercompany profit in inventory, derivative cash settlements and non-cash pension and accretion.

Discussion of Operating Results

The following discussion of the historical results of operations is presented for the three and nine months ended September 30, 2009 and September 30, 2010.

You should read the following discussion of our results of operations and financial condition in conjunction with the unaudited consolidated financial statements and related notes included elsewhere herein.

Three months ended September 30, 2009 compared to three months ended September 30, 2010 discussion of operating results.

Sales

Sales in the three months ended September 30, 2009 were $218.6 million compared to $314.2 million in the three months ended September 30, 2010.

Sales to external customers from our primary aluminum products segment increased from $89.2 million reported in third quarter 2009 to $110.8 million in third quarter 2010, driven primarily by the increase in LME prices, higher volumes of value-added shipments related to increased end-market demand.

•	A 15.1% increase in realized MWTP in the third quarter 2010 compared to third quarter 2009 increased external primary aluminum products revenue by $10.6 million.

•

A 33.6% increase in external primary aluminum shipments generated $25.2 million additional revenue comparing third quarter 2010 to third quarter 2009. Shipment increases in third quarter 2010 compared to third quarter 2009 were driven by increased end-market demand for billet and rod.

•

Revenues in the primary aluminum products segment for the three months ended September 30, 2009 include $14.2 million related to quantities of excess alumina shipped to external customers from our New Madrid smelter.

•

Total primary aluminum shipments in third quarter 2010 were 5.8 million pounds lower than in second quarter 2010 due to production and shipping timing differences in July. These production issues were resolved in August, and normal shipping operations occurred through the end of September.

Sales in our flat rolled products segment were $109.9 million in third quarter 2009, compared to $133.7 million in third quarter 2010, primarily due to the increase in LME prices, as well as higher shipments to external customers.

•	Rising LME prices contributed $13.8 million to the sales increase. Additionally, fabrication premiums were slightly higher during third quarter 2010 compared to third quarter 2009.

•

Higher shipment volumes increased revenues by $9.9 million in the third quarter 2010 compared to third quarter 2009. Shipment volumes from our flat rolled products segment increased 9.0% to 92.0 million pounds primarily due to higher end-market demand.

Sales to external customers from our alumina refining and bauxite segments for the three months ended September 30, 2010 were $52.2 million and $17.6 million, respectively, compared to $15.1 million and $4.4 million for the three months ended September 30, 2009. We did not acquire the remaining 50% interests until the end of August of 2009, therefore third quarter 2009 results only reflected one month of sales for these segments.

Cost of sales

Cost of sales for third quarter 2009 was $216.2 million compared to $274.2 million in third quarter 2010. The increase in cost of sales is mainly the result of higher shipment volumes in both the primary aluminum segment and the flat rolled products segment, as well as the increase in LME prices reflected in the pass-through nature of the flat rolled products segment. Additionally, third quarter 2010 cost of sales were favorably impacted by $11.7 million of lower-of-cost-or-market adjustments on a LIFO basis due to the sell through of inventory and an increase in the LME aluminum price at September 30, 2010 compared to June 30, 2010. Third quarter 2009 cost of sales was favorably impacted by $20.0 million of such adjustments.

•

Total cost of sales in the primary aluminum products segment increased from $102.6 million in third quarter 2009 to $138.9 million in third quarter 2010. The increase relates to several factors, including a 68.7% increase in total shipments of primary aluminum due to the factors referenced in the discussion of sales, offset in part by decreased depreciation expense related to certain fixed assets which became fully-depreciated in second quarter 2009.

•

Flat rolled products segment cost of sales increased from $97.2 million in third quarter 2009 to $119.0 million in third quarter 2010. The increase related principally to the increase in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.

•

Cost of sales in the bauxite and alumina refining segments, before the effects of intercompany eliminations, totaled $8.7 million and $21.6 million, respectively, during third quarter 2009 compared to $27.7 million and $80.2 million, respectively, during third quarter 2010. These two segments principally reflect the cost of sales for St. Ann and Gramercy, respectively, of which we became sole owners on August 31, 2009, and have only one month of costs for third quarter 2009.

The production outage at New Madrid negatively impacted our integrated net cash cost of primary aluminum in 2009. Although insurance proceeds covered the costs and losses associated with our outage and returning the smelter to operation, our coverage did not compensate us for inefficiencies associated with operating our integrated upstream business significantly below capacity. We estimate that due to lost production volume in 2009 from the smelter outage, which caused a loss of efficiency and fixed cost absorption, our integrated net cash cost of primary aluminum for the year ended December 31, 2009 of $0.77 per pound was negatively impacted by $0.05 per pound.

The integrated net cash cost of primary aluminum was in-line with the Company’s expectations at $0.77 per pound in third quarter 2010, compared to $0.76 per pound in third quarter 2009. Cash cost in the third quarter 2009 was favorably impacted by the sale of 52.3 kMts of excess alumina sold from the New Madrid smelter. Third quarter in both periods includes the full effects of seasonal peak power rates. Additionally, the fuel adjustment clause resulted in additional fuel charges of $1.3 million recorded in cost of goods sold during the three months ended September 30, 2010. We anticipate the fourth quarter 2010 impact of the fuel adjustment clause to be approximately $3.4 million. We are not able to predict future fuel adjustment charges, as they are dependent on Ameren’s fuel costs and off system sales volume and prices.

CORE stands for “Cost-Out, Reliability, and Effectiveness”, and represents our productivity program. We believe CORE is an effective part of our efforts to manage for productivity, where we identify opportunities throughout the organization to either remove existing costs, or to affect processes or business arrangements. We then utilize project teams to address the opportunity. Although results will vary from year to year, our over-arching aim is to use CORE projects to offset the effects of inflation and to mitigate the impact of unexpected cost increases. Our CORE program target is to generate in total over $140.0 million of savings from 2009 through 2011—either in the form of cost savings, capital expenditure savings, or cash generation. In third quarter 2010, our results reflect approximately $15.4 million in cost savings, plus $3.7 million in capital expenditure savings, pursuant to our CORE program. For the nine months ended September 30, 2010, our results reflect approximately $46.7 million in cost savings and over $11.0 million in capital expenditure savings. Added to the $43.0 million of CORE savings accomplished in 2009, we have generated $100.7 million of our three year $140.0 million CORE program goal.

Selling, general and administrative expenses

Selling, general and administrative expenses in third quarter 2009 were $18.7 million compared to $19.9 million in third quarter 2010. The increase relates primarily to costs associated with the inclusion of Gramercy and St. Ann since the completion of the Joint Venture Transaction; whereby we became sole owner of Gramercy and St. Ann on August 31, 2009. Third quarter 2010 SG&A expenses for the bauxite and alumina segments reflect three months of SG&A costs in third quarter 2010. Third quarter 2009 only reflects one month of SG&A costs for these segments, as this was the period in which we became the sole owner of those operations.

Excess insurance proceeds

We reached an insurance settlement with our primary insurance carrier in the three months ended September 30, 2009. The settlement proceeds were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled “Excess insurance proceeds” reflects the $14.3 million residual after applying the total proceeds recognized against losses incurred through September 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between proceeds recognized and claim-related costs incurred.

Operating income

Operating income in third quarter 2009 was a loss of $2.1 million compared to operating income of $20.1 million in third quarter 2010. The increase in operating income relates to quarter-over-quarter sales margin (sales minus cost of sales) improvements of $37.6 million, offset in part by $1.2 million increase in selling, general and administrative expenses.

Sales margin for third quarter 2009 was $2.4 million compared to $40.0 million in third quarter 2010. This increase resulted from the increase in realized MWTP coupled with efficiencies gained in bringing the smelter back to full production.

Selling, general and administrative expenses were $18.7 million in third quarter 2009 compared to $19.9 million in third quarter 2010, due to increased costs associated with the Joint Venture Transaction.

Interest expense, net

Interest expense in third quarter 2009 was $12.6 million compared to $7.2 million in third quarter 2010, a decrease of $5.4 million. Decreased interest expense is related to lower average debt outstanding on the term B loan and revolving credit facility and repurchases of the AcquisitionCo Notes and HoldCo Notes.

Gain on hedging activities, net

Gain on hedging activities was $5.7 million in third quarter 2009 compared to $21.8 million in third quarter 2010. Reclassification of hedge gains from accumulated other comprehensive income into earnings was comparable in both periods. The difference primarily relates to third quarter 2009 changes in fair value of aluminum hedges which were terminated in May 2010.

Equity in net loss of investments in affiliates

Equity in net loss of investments in affiliates was $1.6 million in third quarter 2009. We had no equity income or loss of investments in affiliates in third quarter 2010. Following the Joint Venture Transaction, which occurred in August 2009, we no longer account for any subsidiaries using the equity method of accounting.

(Gain) loss on debt repurchase

During third quarter 2009, we repurchased $81.1 million aggregate principal amount of outstanding HoldCo Notes, AcquisitionCo Notes, term B loan and revolving credit facility for a price of $52.2 million plus fees, resulting in a $28.6 million gain. During third quarter 2010, we repurchased $20.6 million principal balance of AcquisitionCo Notes for $17.1 million, resulting in a net gain on debt repurchase of $3.6 million.

Gain on business combination

During third quarter 2009, we believed the Joint Venture Transaction would result in a bargain purchase gain; however, we were in the process of reassessing the recognition and measurement of identifiable assets acquired and liabilities assumed. During third quarter 2009, we recorded $127.3 million unallocated purchase price on the balance sheet as a long-term liability. During fourth quarter 2009, upon the conclusion of our reassessment process and the finalization of the valuations, we recorded a $120.3 million gain on the Joint Venture Transaction. As required, we have revised comparative information for prior periods presented in our unaudited consolidated financial statements as necessary, including recording the gain on business combination of $120.3 million. These adjustments had no impact on our results of operations as reported for the year ended December 31, 2009, but only represent a reclassification of earnings from fourth quarter 2009 to third quarter 2009. Any expenses related to the Joint Venture Transaction such as valuation, legal and consulting costs are included in selling, general, and administrative expenses.

Income before income taxes

Income before income taxes was $138.4 million in third quarter 2009 compared to $38.2 million in third quarter 2010. The special items outlined below significantly impacted the comparability of our pre-tax income:

Special items during the three months ended September 30, 2009 and 2010 are outlined below (in millions):

	Three months ended September 30,
	2009	2010
	Increase (decrease) to pre-tax income
	$	$
Special items:
Insurance recoveries in excess of cost and losses	14.3	—
Gain on debt repurchase	28.6	3.6
Gain on business combination	120.3	—
Gain on hedging activities	5.7	21.8

Total	168.9	25.4

Income tax expense (benefit)

Income tax expense was $12.4 million in third quarter 2009, compared to $13.0 million in third quarter 2010. The provision for income taxes resulted in an effective tax rate of 9.0% for third quarter 2009, compared with an effective tax rate of 34.0% for third quarter 2010.

The effective tax rate for the three months ended September 30, 2010 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits. The effective tax rate for the three months ended September 30, 2009 was primarily impacted by goodwill impairment, state income taxes, equity method investee income and bargain purchase accounting.

Net income

Net income was $125.9 million in third quarter 2009 compared to $25.2 million in third quarter 2010. The decrease in net income resulted from the net effects of (i) favorable impacts of $22.2 million of increased operating income, $16.1 million of increased gains on hedging activities and $5.4 million in reduced interest expenses, offset by (ii) reductions in other income, specifically, a $25.0 million reduction in gains on debt repurchase and the prior year $120.3 million gain on business combination.

Three months ended September 30, 2009 compared to three months ended September 30, 2010 discussion of segment results.

Primary aluminum products. Segment loss in third quarter 2009 was $0.9 million, compared to a segment profit of $12.5 million in third quarter 2010. Segment profit in third quarter 2010 was negatively impacted by production and shipping timing differences in July; however, in September 2010, our smelter produced 47.8 million pounds of metal, a new record for the smelter. Third quarter 2009 segment results reflect the continued negative impact from the power outage, as average pots in operation were only approximately 56%.

Flat rolled products. Segment profit in third quarter 2009 was $15.1 million, compared to $14.4 million in third quarter 2010. Shipment volumes from our flat rolled products segment increased 9.0% to 92.0 million pounds primarily due to higher end-market demand. Third quarter 2009 results were favorably affected by a pension adjustment.

Corporate. Corporate costs in third quarter 2009 were $10.7 million, compared to $5.8 million in third quarter 2010. The decrease is largely due to an unfavorable pension adjustment that occurred in the third quarter 2009.

A comparison of third quarter 2009 to third quarter 2010 of our bauxite and alumina refining segments is not meaningful, as we only wholly-owned the bauxite mining operations and the alumina refinery for one month in the three months ended September 30, 2009.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2010.

Sales

Sales in the nine months ended September 30, 2009 were $540.6 million compared to $950.6 million in the nine months ended September 30, 2010, an increase of 75.9%.

Sales to external customers from our primary aluminum products segment increased 60% from $216.2 million in the first nine months of 2009 to $345.9 million in the first nine months of 2010, driven primarily by the increase in LME prices, higher volumes of value-added shipments related to increased end-market demand and higher sow volumes related to the New Madrid power outage in the prior year.

•	A 36.0% increase in realized MWTP increased external primary aluminum products revenue by $63.1 million in the nine months ended September 30, 2010 compared to the first nine months of 2009.

•

A 39.9% increase in external primary aluminum shipments generated $80.7 million additional revenue comparing the first nine months of 2010 to the first nine months of 2009. This increase is largely the result of the New Madrid smelter becoming fully operational during first quarter 2010. Shipments of value-added products in the first nine months of 2010 were 43.2% higher than in the first nine months of 2009. This higher volume was driven by increased end-market demand for billet and rod.

•

Revenues in the primary aluminum products segment for the nine months ended September 30, 2009 include $14.2 million related to quantities of excess alumina shipped to external customers from our New Madrid smelter.

Sales in our flat rolled products segment increased 31.2% from the first nine months of 2009 to $400.3 million in the first nine months of 2010, primarily due to the increase in LME prices, as well as higher shipments to external customers.

•	Rising LME prices contributed $53.3 million to the sales increase. Fabrication premiums were relatively unchanged.

•	Higher shipment volumes increased revenues by $42.0 million. Shipment volumes from our flat rolled products segment increased 13.8% to 267.7 million pounds primarily due to higher end-market demand.

Sales to external customers from our alumina refining and bauxite segments for the nine months ended September 30, 2010 were $161.9 million and $42.7 million, respectively.

Cost of sales

Cost of sales for the first nine months of 2009 was $564.3 million compared to $830.1 million in the first nine months of 2010. The increase in cost of sales is mainly the result of higher shipment volumes in both the primary aluminum and flat rolled products segments, as well as the increase in LME prices, reflected in the pass-through nature of the flat rolled products segment. Additionally, cost of sales in the nine months ended September 30, 2010 were favorably impacted by $2.3 million of lower-of-cost-or-market adjustments on a LIFO basis due to the sell through of inventory and an increase in the LME aluminum price at September 30, 2010 compared to December 31, 2009. Costs of sales in the nine months ended September 30, 2009 were favorably impacted by $35.4 million of such adjustments.

•

Total cost of sales in the primary aluminum products segment increased from $292.9 million in the first nine months of 2009 to $400.5 million in the first nine months of 2010. The increase relates to several factors, including a 59.2% increase in total shipments of primary aluminum due to the factors referenced in the discussion of sales, offset by (i) decreased depreciation expense related to certain fixed assets which became fully-depreciated in the first nine months of 2009, and (ii) a significant reduction in our integrated net cash cost to produce primary aluminum of $0.71 per pound in the first nine months of 2010, compared to $0.76 per pound in the first nine months of 2009. This decrease in integrated net cash cost reflects efficiencies gained from bringing the smelter back to full capacity during the first nine months of 2010 (average operating capacity during the first nine months of 2009 was approximately 58% versus approximately 92% in the first nine months of 2010), as well as reduced raw materials inputs.

•

Flat rolled products segment cost of sales increased from $273.8 million in the first nine months of 2009 to $371.1 million in the first nine months of 2010. The increase related principally to the increase in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.

•

Cost of sales in the bauxite and alumina refining segments were $8.7 million and $21.6 million, respectively, during the first nine months of 2009. Cost of sales in the bauxite and alumina refining segments, before the effects of intercompany eliminations, totaled $69.9 million and $247.4 million, respectively during the first nine months of 2010. These two segments principally reflect the cost of sales for St. Ann and Gramercy, respectively, of which we became sole owners on August 31, 2009.

The production outage at New Madrid negatively impacted our integrated net cash cost of primary aluminum in 2009. Although insurance proceeds covered the costs and losses associated with our outage and returning the smelter to operation, our coverage did not make us whole for inefficiencies associated with operating our integrated upstream business significantly below capacity. We estimate that due to lost production volume in 2009 from the smelter outage, which caused a loss of efficiency and fixed cost absorption, our integrated net cash cost of primary aluminum for the year ended December 31, 2009 of $0.77 per pound was negatively impacted by $0.05 per pound. During the first nine months of 2010, the integrated net cash cost of primary aluminum was approximately $0.71 per pound.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first nine months of 2009 were $51.7 million compared to $92.1 million in the first nine months of 2010. This change reflects (i) $22.1 million of increased costs from the inclusion of St. Ann and Gramercy since the Joint Venture Transaction, (ii) $8.1 million of costs related to our workforce and contract mining restructuring plans, (iii) $12.0 million related to the termination of the Apollo management agreement, (iv) $3.2 million in increased stock compensation costs associated with accelerated vesting in connection with the IPO, and (v) $3.3 million of increased consulting costs and professional fees, which were primarily transaction-related legal fees.

Goodwill and other intangible asset impairment

We recorded a $43.0 million goodwill impairment charge in our flat rolled products segment in nine months ended September 30, 2009. We evaluate goodwill for impairment annually in the fourth quarter, or more often upon the occurrence of certain triggering events. No goodwill impairment was recorded during nine months ended September 30, 2010.

Excess insurance proceeds

We reached an insurance settlement with our primary insurance carrier in the nine months ended September 30, 2009. The settlement proceeds of $67.5 million were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled “Excess insurance proceeds” reflects the residual after applying the total proceeds recognized against losses incurred through September 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between proceeds recognized and claim-related costs incurred.

Operating income (loss)

Operating income (loss) in the first nine months of 2009 was a loss of $74.9 million compared to operating income of $28.5 million in the first nine months of 2010. The increase in operating income relates to sales margin improvements of $144.2 million, offset in part by $40.4 million increase in selling, general and administrative expenses.

Sales margin was a loss of $23.7 million for the first nine months of 2009 compared to income of $120.5 million the first nine months of 2010. This $144.2 million increase resulted from the impact of a 36% increase in realized MWTP coupled with efficiencies gained in bringing the smelter back to full production.

Selling, general and administrative expenses were $51.7 million in the first nine months of 2009 compared to $92.1 million in the first nine months of 2010 as a result of (i) increased costs associated with the Joint Venture Transaction (ii) costs related to our February 2010 restructuring (iii) costs associated with moving to contract mining at our St. Ann bauxite mine, (iv) the termination of the Apollo management agreement (v) increased stock compensation costs and (v) increased legal and professional fees.

Interest expense, net

Interest expense in the first nine months of 2009 was $42.6 million compared to $25.0 million in the first nine months of 2010, a decrease of $17.6 million. Decreased interest expense is related to lower average debt outstanding on the term B loan and revolving credit facility and repurchases of the AcquisitionCo Notes and HoldCo Notes.

Gain on hedging activities, net

Gain on hedging activities was $104.1 million in the first nine months of 2009 compared to $44.0 million in the nine months ended September 30, 2010. Reclassifications of aluminum and natural gas hedge gains and losses from accumulated other comprehensive income into earnings in 2010 were $59.2 million, compared to $149.3 million in the nine months ended September 30, 2009. Of this amount in 2009, $78.5 million was reclassified into earnings related to the January 2009 de-designation of our then remaining fixed-price aluminum swaps because it was probable that the original forecasted transactions would not occur.

Equity in net loss of investments in affiliates

We had a net loss of investments in affiliates of $79.7 million for the first nine months of 2009 related primarily to impairment write-downs of our equity investments. Following the Joint Venture Transaction, which occurred in August 2009, we no longer account for any subsidiaries using the equity method of accounting. We had no equity in net income of investments in affiliates for the first nine months of 2010.

(Gain) loss on debt repurchase

During the first nine months of, 2010 we used net proceeds from our completed IPO, available cash balances and proceeds from the termination of fixed-price aluminum swaps to repay $127.5 million and $215.9 million of aggregate principal balances on the term B loan and revolving credit facility, respectively, and repurchase $66.3 million and $20.6 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. The debt repurchases resulted in a $1.0 million net gain. During the first nine months of 2009, we repurchased $154.7 million and $139.6 million aggregate principal balance of our HoldCo and AcquisitionCo notes, respectively, and repaid $44.4 million and $6.6 million of outstanding principal balance on the term B loan and revolving credit facility borrowings, respectively. The debt repurchases resulted in a $193.2 million net gain.

Gain on business combination

During third quarter 2009, we believed the Joint Venture Transaction would result in a bargain purchase gain; however, we were in the process of reassessing the recognition and measurement of identifiable assets acquired and liabilities assumed. During third quarter 2009, we recorded $127.3 million unallocated purchase price on the balance sheet as a long-term liability. During fourth quarter 2009, upon the conclusion of our reassessment process and the finalization of the valuations, we recorded a $120.3 million gain on the Joint Venture Transaction. As required, we have revised comparative information for prior periods presented in our unaudited consolidated financial statements as necessary, including recording the gain on business combination of $120.3 million. These adjustments had no impact on our results of operations as reported for the year ended December 31, 2009, but only represent a reclassification of earnings from fourth quarter 2009 to third quarter 2009. Any expenses related to the Joint Venture Transaction such as valuation, legal and consulting costs are included in selling, general, and administrative expenses.

Income (loss) before income taxes

Income before income taxes was $220.5 million in the first nine months of 2009 compared to $48.4 million in the first nine months of 2010. The special items outlined below significantly impacted the comparability of our pre-tax income:

Special items during the nine months ended September 30, 2009 and 2010 are outlined below (in millions):

	Nine months ended September 30,
	2009	2010
	Increase (decrease) to pre-tax income
	$	$
Special items:
Insurance recoveries in excess of costs and losses	43.5	—
Management agreement termination	—	(12.5)
Modification of stock options	—	(3.2)
Other transaction related legal costs	—	(5.4)
Restructuring	—	(8.1)
Gain on debt repurchase	193.2	1.0
Gain on business combination	120.3	—
Impairment of equity method investment	(80.3)	—
Goodwill and other intangible asset impairment	(43.0)	—
Gain on hedging activities	104.1	44.0

Total	337.8	15.8

Income tax expense (benefit)

Income tax expense was $62.4 million in the first nine months of 2009, compared to $16.4 million in the first nine months of 2010.

The effective tax rate for the nine months ended September 30, 2009 was primarily impacted by goodwill impairment, state income taxes, equity method investee income and bargain purchase accounting. The effective tax rate for the nine months ended September 30, 2010 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

Net income

Net income was $158.1 million in the first nine months of 2009 compared to $32.0 million in the first nine months of 2010. The decrease in net income resulted from the net effects of (i) favorable impacts of $103.4 million of increased operating income, $80.3 million of prior year impairment losses on our investment in affiliates and $63.6 million in reduced interest and income tax expenses, offset by (ii) reductions in other income, specifically, a $60.1 million reduction in gains on hedging activities, a $192.2 million reduction in gains on debt repurchase and the prior year $120.3 million gain on business combination.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2010 discussion of segment results.

Primary aluminum products. Segment loss in the first nine months of 2009 was $11.6 million compared to segment profit of $70.0 million in the first nine months of 2010. Segment profit in the first nine months of 2010 reflects increases in LME prices, higher volumes of value-added shipments related to increased end-market demand. The first nine months of 2009 segment results reflect the negative impact from the power outage, as average pots in operation were only approximately 58%.

Flat rolled products. Segment profit in the first nine months of 2009 was $25.1 million, compared to $40.2 million in the first nine months of 2010. Shipment volumes from our flat rolled products segment increased 13.8% to 267.7 million pounds primarily due to higher end-market demand along with increased efficiencies associated with higher production.

Corporate. Corporate costs in the first nine months of 2009 were $21.6 million compared to $19.5 million in the first nine months of 2010.

A comparison of the first nine months of 2009 to the first nine months of 2010 for our bauxite and alumina refining segments is not meaningful, as we only wholly-owned the bauxite mining operations and the alumina refinery for one month in the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our revolving credit facility. For the nine months ended September 30, 2010, cash provided by operating activities amounted to $249.9 million. At September 30, 2010 we had cash and cash equivalents of $33.0 million. Our revolving credit facility (“the facility”) has a $242.7 million borrowing capacity. We had no amounts outstanding, although we had outstanding letters of credit of $27.5 million, which resulted in $215.2 million available for borrowing under the facility at September 30, 2010.

Our debt facilities are rated as follows (in thousands):

	Outstanding balance at September 30, 2010	Ratings at October 15, 2010

(in millions)	$	Moody’s(1)	S&P(2)
Noranda HoldCo:
Senior Floating Rate Notes due 2014	—
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015	332.5	B3	CCC+
Term B loan due 2014	200.6	Ba3	B+
Revolving credit facility	—

Total debt	533.1

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

The following table sets forth consolidated cash flow information for the periods indicated:

	Nine months ended September 30,
	2009	2010
(in millions)	$	$
Cash provided by operating activities	230.4	249.9
Cash used in investing activities	(9.6)	(40.1)
Cash used in financing activities	(149.0)	(344.0)

Net change in cash and cash equivalents	71.8	(134.2)

Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2010 reflected $164.6 million of proceeds from hedge terminations under our hedge settlement agreement with Merrill Lynch, offset by $31.8 million from increases in working capital due to the increased level of volume and the smelter becoming fully operational. Additionally, we made a $10.0 million tax prepayment in connection with the finalization of the GOJ agreement.

We plan to contribute a minimum of $11.2 million to our pension and OPEB plans in 2010, of which $8.1 million has been contributed through the nine months ended September 30, 2010. In December 2009, we contributed $20.5 million to our pension plans in order to maintain an Adjusted Funding Target Attainment Percentage (“AFTAP”) under the Pension Protection Act of 2006 of 80%. We may elect to make similar additional contributions prior to December 31, 2010.

Investing Activities

Capital expenditures amounted to $40.3 million through September 30, 2010 and $32.2 million in the comparable 2009 period. During the global economic contraction, we reduced our capital expenditures to maintenance activities and costs associated with bringing the smelter back to full capacity. Of our capital spending in the nine months ended September 30, 2009, $11.5 million was related to the New Madrid restart, all of which was funded with insurance proceeds.

During third quarter 2010, we announced that we had initiated steps to complete a $38 million capital project at our New Madrid smelter facility. We expect the project to increase the smelter’s annual metal production by approximately 35 million pounds by 2013. We anticipate the capital spending will be spread primarily over 2011 and 2012 and do not expect additional capacity on-line until late 2013.

Financing Activities

During the nine months ended September 30, 2010 our financing cash flows mainly reflected debt reduction. Through September 30, 2010 we used available cash balances, $82.9 million of IPO proceeds and $164.6 million of proceeds from our remaining hedge terminations to repay $215.9 million of our revolving credit facility and, $127.5 million of term B loan borrowings and to repurchase, $66.3 million principal balance of our HoldCo Notes and $20.6 million principal balance of our AcquisitionCo Notes.

On May 15, 2010, AcquisitionCo and HoldCo issued $9.1 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively as payment for Payment-in-Kind (“PIK”) interest due May 15, 2010. Additionally, we have made a permitted election under the indentures governing our AcquisitionCo Notes, to pay all interest due hereunder on November 15, 2010 and May 15, 2011, entirely in kind.

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

The minimum or maximum ratio levels set forth in our covenants as conditions to or undertaking certain actions and our actual performance are summarized below:

	Financial Ratio Relevant to Covenants	Threshold	Actual
			December 31, 2009(1)	September 30, 2010
Noranda HoldCo:
Senior Floating Rate Notes fixed charge coverage ratio(2)	Fixed Charge Coverage Ratio	Minimum 1.75 to 1	1.6 to 1	—
Noranda AcquisitionCo:
Senior Floating Rate Notes fixed charge coverage ratio(3)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1	2.1 to 1	4.5 to 1
Term B loan and revolving credit facility leverage ratio(4)	Net Senior Secured Leverage Ratio	Maximum 3.0 to 1(4)	3.5 to 1	0.9 to 1

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

(2)

During second quarter 2010, we repurchased all outstanding HoldCo Notes; therefore ratio as of September 30, 2010 is not included. For Noranda HoldCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2009 were $72.0 million.

(3)

For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2009 and September 30, 2010 were $53.9 million and $42.4 million, respectively.

(4)

As used in calculating this ratio, “senior secured net debt” means the amount outstanding under our term B loan and the revolving credit facility, plus other first-lien secured debt (of which we have none as of December 31, 2009 and September 30, 2010), less “unrestricted cash” and “permitted investments” (as defined under our senior secured credit facilities). At December 31, 2009, senior secured debt was $544.0 million and unrestricted cash and permitted investments aggregated $145.8 million, resulting in senior secured net debt of $398.2 million. At September 30, 2010, senior secured debt was $200.6 million and unrestricted cash and permitted investments aggregated $26.2 million, resulting in senior secured net debt of $174.4 million.

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

	Twelve months ended December 31, 2009	Last twelve months ended September 30, 2010	Nine months ended September 30, 2009 (as adjusted)	Nine months ended September 30, 2010	Three months ended September 30, 2009 (as adjusted)	Three months ended September 30, 2010
(in millions)	$	$	$	$	$	$
Net income (loss) for the period	101.4	(24.7)	158.1	32.0	125.9	25.2
Income tax expense	58.6	12.6	62.4	16.4	12.5	13.0
Interest expense, net	53.6	36.0	42.6	25.0	12.6	7.2
Depreciation and amortization	86.6	103.4	59.3	76.1	18.8	24.9
Joint Venture EBITDA(a)	8.0	—	8.0	—	0.7	—
LIFO adjustment(b)	26.0	1.1	25.2	0.3	16.4	0.7
LCM adjustment(c)	(43.4)	(10.3)	(35.4)	(2.3)	(20.0)	(11.7)
(Gain) loss on debt repurchase	(211.2)	(19.0)	(193.2)	(1.0)	(28.5)	(3.6)
New Madrid power outage(d)	(30.6)	—	(30.6)	—	(13.3)	—
Charges related to termination of derivatives	17.9	9.1	17.8	9.0	6.1	—
Non-cash hedging gains, net(e)(g)	(86.1)	(46.8)	(80.2)	(40.9)	1.1	(27.1)
Goodwill and other intangible asset impairment	108.0	65.0	43.0	—	—	—
Joint Venture impairment	80.3	—	80.3	—	—	—
Gain on business combination	(120.3)	—	(120.3)	—	(120.3)	—
Purchase accounting(f)	8.9	0.4	6.5	(2.0)	6.5	—
Other items, net(h)	40.6	64.0	25.2	48.6	9.0	4.4

Adjusted EBITDA	98.3	190.8	68.7	161.2	27.5	33.0

The following table reconciles cash flow from operating activities to Adjusted EBITDA for the periods presented:

	Twelve months ended December 31, 2009	Last twelve months ended September 30, 2010	Nine months ended September 30, 2009 (as adjusted)	Nine months ended September 30, 2010
(in millions)	$	$	$	$
Cash flow from operating activities	220.4	239.9	230.4	249.9
Loss on disposal of property, plant and equipment	(9.3)	(5.4)	(7.3)	(3.4)
Gain on hedging activities	68.9	38.1	63.1	32.3
Settlements from hedge terminations, net	(120.8)	(165.7)	(119.7)	(164.6)
Insurance proceeds applied to capital expenditures	11.5	—	11.5	—
Equity in net income of investments in affiliates	0.7	—	0.7	—
Stock compensation expense	(1.5)	(4.6)	(1.1)	(4.2)
Changes in deferred charges and other assets	(0.8)	(0.5)	8.4	8.7
Changes in pension and other long-term liabilities	2.9	22.2	(32.0)	(12.7)
Changes in asset and liabilities, net	(21.2)	28.6	(18.0)	31.8
Income tax expense (benefit)	0.9	17.5	(16.6)	—
Interest expense, net	12.1	5.3	17.5	10.7
Joint Venture EBITDA(a)	8.0	—	8.0	—
LIFO adjustment(b)	26.0	1.1	25.2	0.3
LCM adjustment(c)	(43.4)	(10.3)	(35.4)	(2.3)
New Madrid power outage(d)	(30.6)	—	(30.6)	—
Non-cash hedging gains(e) (g)	(86.1)	(46.8)	(80.2)	(40.9)
Charges related to termination of derivatives	17.9	9.1	17.8	9.0
Purchase accounting(f)	8.9	(1.6)	8.5	(2.0)
Insurance proceeds applied to depreciation expense	(6.8)	(6.8)	—	—
Other items, net(h)	40.6	70.7	18.5	48.6

Adjusted EBITDA	98.3	190.8	68.7	161.2

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
(e)

We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/ paid (in millions):

	Twelve months ended December 31, 2009	Last twelve months ended September 30, 2010	Nine months ended September 30, 2009	Nine months ended September 30, 2010	Three months ended September 30, 2009	Three months ended September 30, 2010
	$	$	$	$	$	$
Aluminum swaps—fixed-price	(93.1)	(42.3)	(75.0)	(24.2)	(18.9)	—
Aluminum swaps—variable-price	23.8	0.8	22.2	(0.8)	3.2	(0.5)
Natural gas swaps	31.8	23.8	24.3	16.3	8.9	5.9
Interest rate swaps	11.9	12.8	4.7	5.6	—	—

Total	(25.6)	(4.9)	(23.8)	(3.1)	(6.8)	5.4

This table reflects cash settlements net of early termination discounts totaling $17.9 million in 2009 and $4.1 million to date in 2010.

(f)	Represents the impact from inventory step-ups and other adjustments arising from adjusting assets acquired and liabilities assumed in the Joint Venture Transaction to their fair values.
(g)

During third quarter 2010, we revised our previous interpretation of the definition of non-cash hedge gains in the credit agreement governing our senior secured credit facilities and the indentures governing our notes. We believe the revised interpretation is more consistent with the spirit of those agreements as they pertain to non-cash items. As such, we excluded from the calculation of Adjusted EBITDA cash gains from hedge monetization of $23.2 million and $30.9 million for the three and nine months ended September 30, 2010, respectively. The exclusion of this gain would not have caused us to fall us below the required thresholds of restrictive covenants as of June 30, 2010.

(h)	Other items, net, consist of the following (in millions):

	Twelve months ended December 31, 2009	Last twelve months ended September 30, 2010	Nine months ended September 30, 2009	Nine months ended September 30, 2010	Three months ended September 30, 2009	Three months ended September 30, 2010
	$	$	$	$	$	$
Sponsor fees	2.0	14.0	1.5	13.5	0.5	—
Pension expense-non cash portion	8.1	8.0	6.0	5.9	2.3	1.3
Employee compensation items	1.8	4.9	1.4	4.5	0.4	0.2
Loss on disposal of property, plant and equipment	7.3	5.5	5.2	3.4	3.5	1.5
Interest rate swap	11.9	12.8	4.7	5.6	—	—
Consulting and non-recurring fees	5.6	7.3	3.7	5.4	1.0	0.2
Restructuring	(0.2)	7.9	—	8.1	—	0.3
Other	4.1	3.6	2.7	2.2	1.3	0.9

Total	40.6	64.0	25.2	48.6	9.0	4.4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

We have floating-rate debt, which is subject to variations in interest rates. See Note 17, “Derivative Financial Instruments” for summaries of derivatives related to hedging our exposure to fluctuations in interest rates.

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

We have also entered into variable-priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. From time-to-time, these contracts may be in a liability position for us. The swap agreements may require that we establish margin accounts in favor of the broker. When applicable, these margin account balances are netted in the settlement of swap liability. There were no margin account balances at December 31, 2009 or September 30, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Compensatory Arrangements of Certain Officers

On October 26, 2010, we agreed to amended and restated Management Equity Investment and Incentive Termsheets with Messrs. Layle K. Smith, Kyle D. Lorentzen, Robert B. Mahoney and Ms. Gail Lehman and entered into new termsheets with Messrs. Scott Croft and Alan K. Brown (each, an “Executive”). Each of the termsheets has a three-year employment term commencing on October 26, 2010. The employment term will be automatically renewed for consecutive one-year periods, unless either party gives written notice of intent not to renew prior to an expiration date.

Amended and Restated Termsheets with Messrs. Smith and Lorentzen

Pursuant to the terms of their amended and restated termsheets, Messrs. Smith and Lorentzen will continue to serve as the Company’s Chief Executive Officer and Chief Operating Officer, respectively. The termsheets provide that Mr. Smith will have an annual base salary of $900,000 and a target annual bonus of 100% of base salary, and Mr. Lorentzen will have an annual base salary of $550,000 and a target annual bonus of 75% of base salary.

In the event that either of Messrs. Smith or Lorentzen incurs a termination without “cause” or a resignation for “good reason” (each as defined in the applicable termsheet), he will be entitled, subject to his execution and non-revocation of a general release, to (i) two times base salary plus target bonus, (ii) a pro-rated annual bonus, based on the Company’s actual performance, (iii) an additional twelve months of vesting (in the case of Mr. Smith) or full vesting (in the case of Mr. Lorentzen) of his stock options granted prior to our initial public offering (which we refer to as “Pre-IPO Options”) and (iv) eighteen months of post-termination continued health benefits. In the event such severance-qualifying termination occurs within the eighteen month period following a change in control of the Company (a “CIC Termination”), the Executive would be entitled to generally the same severance benefits as described above, except that the severance payment would be in an amount equal to three times base salary plus target bonus and there would be full vesting of the Pre-IPO Options. In the case of Mr. Smith, the amended and restated termsheet retains a provision to the effect that in the event a change in control occurs on or prior to March 3, 2013 and Mr. Smith remains employed at the Company through the twelve month anniversary of such a change in control (or, if earlier, experiences a severance-qualifying termination of employment), he will have the right to sell certain of his investment shares at a price of at least $7,530,000.

Amended and Restated Termsheets with Mr. Mahoney and Ms. Lehman and New Termsheets with Messrs. Croft and Brown

Pursuant to the termsheets, Mr. Mahoney, Ms. Lehman, Mr. Croft and Mr. Brown will continue to serve as the Company’s Chief Financial Officer, Vice President/General Counsel, President of the Downstream Business and Vice President of Human Resources, respectively. The termsheets provide that Mr. Mahoney, Ms. Lehman, Mr. Croft and Mr. Brown will have annual base salaries of $382,500, $300,000, $275,000, and $244,735, respectively, and target annual bonuses of 60% of base salary (for Mr. Mahoney and Ms. Lehman) and 50% of base salary (for Messrs. Croft and Brown).

In the event that Mr. Mahoney, Ms. Lehman, Mr. Croft, or Mr. Brown incurs a termination without “cause” or a resignation for “good reason” (each as defined under the applicable termsheet), he or she will be entitled, subject to the execution and non-revocation of a general release, to (i) one times (two times, in the event of a CIC Termination) base salary plus target bonus, (ii) a pro-rated annual bonus, determined based on the Company’s actual performance, (iii) an additional twelve months of vesting (full vesting in the event of a CIC Termination) of the Executive’s Pre-IPO Options and (iv) twelve months (eighteen months, in the event of a CIC Termination) of post-termination continued health benefits. In addition, Mr. Mahoney’s Pre-IPO Options will also fully vest if he remains employed at the Company through the eighteen month anniversary of a change in control.

General

Under the termsheets, each of the Executives is subject to non-solicitation and non-competition provisions during the duration of their employment at the Company and for two years (in the case of Messrs. Smith and Lorentzen) or one year (in the case of Messrs. Mahoney, Croft and Brown and Ms. Lehman) thereafter.

Under the termsheets, in the event any payments would be subject to the golden parachute excise tax under the Internal Revenue Code, the payments will be reduced such that no payments will become subject to the excise tax, unless the Executive would be in a better after-tax position by receiving all payments and paying the applicable excise tax.

The foregoing description of the new and amended and restated termsheets for each of the executives is qualified in its entirety by the full text of the termsheets, which are included as Exhibits 10.1 through 10.6 hereto and incorporated herein by reference.

Item 6.

Exhibits

10.1	Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Layle K. Smith.

10.2	Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Kyle D. Lorentzen.

10.3	Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Robert B. Mahoney.

10.4	Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Gail Lehman.

10.5	Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Alan K. Brown.

10.6	Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Scott Croft.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION

Date: October 29, 2010	/s/ ROBERT B. MAHONEY
Robert B. Mahoney Chief Financial Officer