Form 10-Q
period 2011-03-31
Noranda Aluminum Holding CORP
filed 2011-04-26
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 15, 2011, there were 66,826,561 shares of Noranda common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(unaudited)

	December 31, 2010	March 31, 2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	33.8	41.5
Accounts receivable, net	131.6	160.7
Inventories, net	201.1	206.8
Prepaid expenses	12.9	10.4
Other current assets	19.2	25.7

Total current assets	398.6	445.1

Property, plant and equipment, net	719.9	708.6
Goodwill	137.6	137.6
Other intangible assets, net	73.0	71.6
Other assets	85.6	90.4

Total assets	1,414.7	1,453.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	95.7	110.7
Accrued liabilities	54.9	51.2
Taxes payable	4.8	17.0
Derivative liabilities, net	23.2	20.8
Deferred tax liabilities	48.5	48.7

Total current liabilities	227.1	248.4

Long-term debt	419.7	419.7
Long-term derivative liabilities, net	18.4	13.9
Pension and other post-retirement liabilities	116.0	115.0
Other long-term liabilities	57.9	61.6
Deferred tax liabilities	277.9	269.7
Common stock subject to redemption (0.2 shares at December 31, 2010 and March 31, 2011)	2.0	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, no shares outstanding)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 66.81 shares issued and outstanding at December 31, 2010; 66.83 shares issued and outstanding at March 31, 2011, including 0.2 shares subject to redemption at December 31, 2010 and March 31, 2011)	0.7	0.7
Capital in excess of par value	227.7	229.6
Retained earnings (accumulated deficit)	(8.2)	30.1
Accumulated other comprehensive income	69.5	56.6

Total Noranda shareholders’ equity	289.7	317.0
Non-controlling interest	6.0	6.0

Total shareholders’ equity	295.7	323.0

Total liabilities and shareholders’ equity	1,414.7	1,453.3

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

(unaudited)

	Three months ended March 31,
	2010	2011
	$	$
Sales	301.5	394.6
Operating costs and expenses:
Cost of sales	264.9	328.3
Selling, general and administrative expenses	29.0	24.9

Total operating costs and expenses	293.9	353.2

Operating income	7.6	41.4

Other (income) expense:
Interest expense, net	9.2	5.7
Gain on hedging activities, net	(1.7)	(21.8)
Loss on debt repurchase	0.1	—

Total other (income) expense	7.6	(16.1)

Income before income taxes	—	57.5
Income tax expense	0.1	19.2

Net income (loss)	(0.1)	38.3

Net income (loss) per common share:
Basic	$(0.00)	$0.57
Diluted	$(0.00)	$0.56

Weighted-average common shares outstanding:
Basic	43.77	66.83
Diluted	43.77	68.12

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non- controlling interest	Total shareholders’ equity
	$	$	$	$	$	$	$
Balance, December 31, 2009	—	0.4	16.1	(75.1)	144.8	6.0	92.2
Components of comprehensive loss:
Net income	—	—	—	66.9	—	—	66.9
Net unrealized gains (losses):
Pension loss, net of tax benefit of $4.6	—	—	—	—	(8.4)	—	(8.4)
Unrealized loss on derivatives, net of tax of $8.4	—	—	—	—	(14.7)	—	(14.7)
Reclassification of derivative amounts realized in net income, net of tax of $29.9	—	—	—	—	(52.2)	—	(52.2)

Total comprehensive loss							(8.4)
Issuance of common shares	—	0.3	205.7	—	—	—	206.0
Stock compensation expense	—	—	5.9	—	—	—	5.9

Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7

Components of comprehensive income:
Net income	—	—	—	38.3	—	—	38.3
Net unrealized gains (losses):
Unrealized loss on derivatives, net of tax of $0.2	—	—	—	—	(0.3)	—	(0.3)
Reclassification of derivative amounts realized in net income, net of tax of $7.2	—	—	—	—	(12.6)	—	(12.6)

Total comprehensive income	—	—	—	—	—	—	25.4
Excess tax benefit related to share-based payment arrangements	—	—	0.1	—	—	—	0.1
Stock compensation expense	—	—	1.8	—	—	—	1.8

Balance, March 31, 2011	—	0.7	229.6	30.1	56.6	6.0	323.0

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three months ended March 31,
	2010	2011
	$	$
OPERATING ACTIVITIES
Net income (loss)	(0.1)	38.3
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	26.1	23.6
Non-cash interest expense	0.9	0.7
Last in, first out and lower of cost or market inventory adjustments	(0.9)	10.1
Loss on disposal of assets	1.5	1.1
(Gain) loss on hedging activities, net of cash settlements	12.8	(27.0)
Settlements from hedge terminations, net	58.7	—
Loss on debt repurchase	0.1	—
Deferred income taxes	—	0.2
Excess tax benefit related to share-based payment arrangements	—	(0.1)
Stock compensation expense	0.4	2.0
Changes in other assets	(0.3)	(5.8)
Changes in pension, other post-retirement liabilities and other long-term liabilities	10.5	3.1
Changes in operating assets and liabilities:
Accounts receivable, net	(26.9)	(29.1)
Inventories, net	(0.9)	(16.8)
Taxes receivable and taxes payable	(0.2)	12.0
Other current assets	23.3	(3.6)
Accounts payable	6.8	16.4
Accrued liabilities	(11.2)	(4.0)

Cash provided by operating activities	100.6	21.1

INVESTING ACTIVITIES
Capital expenditures	(13.0)	(13.5)

Cash used in investing activities	(13.0)	(13.5)

FINANCING ACTIVITIES
Proceeds from issuance of common shares	0.1	—
Repayments on revolving credit facility	(215.9)	—
Repayment of long-term debt	(7.5)	—
Excess tax benefit related to share-based payment arrangements	—	0.1

Cash provided by (used in) financing activities	(223.3)	0.1

Change in cash and cash equivalents	(135.7)	7.7
Cash and cash equivalents, beginning of period	167.2	33.8

Cash and cash equivalents, end of period	31.5	41.5

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.	ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements represent the consolidation of Noranda Aluminum Holding Corporation and all companies that we directly or indirectly control (“Noranda,” “the Company,” “we,” “us,” and “our”). “Noranda HoldCo” refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries. “Noranda AcquisitionCo” refers only to Noranda Aluminum Acquisition Corporation, the wholly-owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries.

These unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information. The consolidated financial statements, including these condensed notes, are unaudited and exclude some of the disclosures required in annual consolidated financial statements. Consolidated balance sheet data as of December 31, 2010 was derived from our audited consolidated financial statements. In management’s opinion, these unaudited consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to previously issued consolidated financial statements to conform to the current period presentation. These reclassifications had no impact on operating results or cash flows.

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. For example, our interim operating results are affected by peak power usage rates from June through September each year which affect our operating costs at the New Madrid smelter. We are also subject to seasonality associated with the demand cycles of our end-use customers, which results in lower shipment levels from November to February.

These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2011.

Segment changes

During third quarter 2010, we revised our segment performance measure to be “segment profit” rather than segment operating income. All segment information presented herein has been revised to reflect the new reporting measure. The segment changes had no impact on our historical consolidated financial position, results of operations or cash flows. Refer to the discussion in Note 18, “Segments” for further information.

2.	SUPPLEMENTAL CASH FLOW DATA

Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows includes depreciation of property, plant and equipment, amortization of intangibles and amortization of other long-term assets as follows (in millions):

	Three months ended March 31,
	2010	2011
	$	$
Depreciation of property, plant and equipment and other	23.6	21.5
Amortization of intangible assets	1.6	1.5
Amortization of other long-term assets	0.9	0.6

Total depreciation and amortization	26.1	23.6

Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $3.7 million for the three months ended March 31, 2011 and are not reflected as capital expenditures in the accompanying unaudited consolidated statements of cash flows. As of March 31, 2011, we had recorded capitalized interest of $0.2 million related to long-term capital projects.

Cash paid for interest and income taxes was as follows (in millions):

	Three months ended March 31,
	2010	2011
	$	$
Cash paid for interest	2.5	0.7
Cash paid for income taxes	0.1	5.3
Prepaid Jamaican income taxes	—	4.0

3.	INVENTORIES

We use the last in, first out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued using the first in, first out (“FIFO”) method. Inventories at our bauxite mining operations in St. Ann, Jamaica, our alumina refinery operations in Gramercy, Louisiana and supplies inventories at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise 24.9% and 23.3% of total product inventories, at cost, at December 31, 2010 and March 31, 2011, respectively. Inventories, net, consisted of the following (in millions):

	December 31, 2010	March 31, 2011
	$	$
Raw materials, at cost	61.3	65.5
Work-in-process, at cost	66.1	71.6
Finished goods, at cost	27.7	30.6

Total product inventories, at cost	155.1	167.7
LIFO adjustments	13.1	2.3

Product inventories, at lower of cost or market	168.2	170.0
Supplies	32.9	36.8

Total inventories, net	201.1	206.8

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives	December 31, 2010	March 31, 2011
	(in years)	$	$
Land	—	47.5	48.2
Buildings and improvements	10 — 47	127.0	127.1
Machinery and equipment	3 — 50	817.6	814.6
Construction in progress	—	34.5	37.6

Property, plant and equipment, at cost		1,026.6	1,027.5
Accumulated depreciation		(306.7)	(318.9)

Total property, plant and equipment, net		719.9	708.6

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash and cash equivalents consisted of the following (in millions):

	December 31, 2010	March 31, 2011
	$	$
Cash	12.4	10.1
Money market funds	21.4	31.4

Total cash and cash equivalents	33.8	41.5

Accounts receivable, net, consisted of the following (in millions):

	December 31, 2010	March 31, 2011
	$	$
Trade	131.8	160.9
Allowance for doubtful accounts	(0.2)	(0.2)

Total accounts receivable, net	131.6	160.7

Other current assets consisted of the following (in millions):

	December 31, 2010	March 31, 2011
	$	$
Current foreign deferred tax asset	2.8	2.0
Employee loans receivable, net	2.1	2.0
Restricted cash (see Note 16, “Commitments and Contingencies”)	9.8	15.4
Other current assets	4.5	6.3

Total other current assets	19.2	25.7

Other assets consisted of the following (in millions):

	December 31, 2010	March 31, 2011
	$	$
Deferred financing costs, net of amortization	11.0	10.3
Cash surrender value of life insurance	24.0	24.1
Pension asset	5.9	5.9
Restricted cash (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	13.6	14.3
Supplies	16.1	15.4
Prepaid Jamaican income taxes	5.0	9.0
Other	10.0	11.4

Total other assets	85.6	90.4

Accrued liabilities consisted of the following (in millions):

	December 31, 2010	March 31, 2011
	$	$
Compensation and benefits	26.7	19.3
Workers’ compensation	4.1	4.1
Other operating expenses	9.7	13.4
Asset retirement obligations (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	2.2	2.1
Land obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	2.2	2.7
Reclamation obligation (see Note 13 “Reclamation, Land and Asset Retirement Obligations”)	2.8	2.6
Environmental remediation obligations (see Note 16, “Commitments and Contingencies”)	2.0	2.0
Obligations to the Government of Jamaica (see Note 14, “Non-Controlling Interest”)	4.0	4.2
Pension and other post-retirement liabilities	0.7	0.6
Restructuring costs (see Note 7, “Restructuring”)	0.5	—
Restricted stock unit liability awards (see Note 9, “Shareholders’ Equity and Share-Based Payments”)	—	0.2

Total accrued liabilities	54.9	51.2

Other long-term liabilities consisted of the following (in millions):

	December 31, 2010	March 31, 2011
	$	$
Reserve for uncertain tax positions	10.5	10.5
Workers’ compensation	11.6	11.6
Asset retirement obligations (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	12.7	13.0
Land obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	4.5	5.3
Reclamation obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	6.6	6.3
Environmental remediation obligations (see Note 16, “Commitments and Contingencies”)	2.3	2.3
Deferred interest payable	2.3	6.6
Deferred compensation and other	7.4	6.0

Total other long-term liabilities	57.9	61.6

Accumulated other comprehensive income (“AOCI”) consisted of the following (in millions):

	December 31, 2010	March 31, 2011
	$	$
Unrealized gains on cash flow hedges, net of tax of $75.1 and $67.6, respectively	132.1	119.2
Pension loss, net of tax benefit of $36.8 and $36.8, respectively	(62.6)	(62.6)

Total accumulated other comprehensive income	69.5	56.6

6.	LONG-TERM DEBT

Our outstanding debt consisted of the following (in millions):

	December 31, 2010			March 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (“AcquisitionCo Notes”)	341.5	309.0	5.19	341.5	326.1	5.19
Term B loan due 2014	78.2	78.2	2.01	78.2	78.2	2.00
Revolving credit facility	—	—	—	—	—	—

Total debt	419.7			419.7

Loss on debt repurchase

We repaid $7.5 million and $215.9 million of outstanding principal balances on the term B loan and revolving credit facility, respectively, during the three months ended March 31, 2010. In the table below, net carrying amount of debt repurchased includes principal balance and accrued interest, net of any unamortized discount and deferred financing costs. No debt repurchases were made during the three months ended March 31, 2011. Loss on debt repurchases for the three months ended March 31, 2010 was as follows (in millions):

	Three months ended March 31, 2010
	Term B loan	Revolving credit facility	Total
	$	$	$
Net carrying amount of debt repurchased	(7.4)	(215.9)	(223.3)
Amount paid to repurchase debt	7.5	215.9	223.4

Loss on debt repurchase	0.1	—	0.1

7.	RESTRUCTURING

On February 26, 2010, we announced a workforce and business process restructuring in our U.S. operations that reduced operating costs, conserved liquidity and improved operating efficiency. The U.S. workforce restructuring plan reduced headcount through a combination of voluntary retirement packages and involuntary terminations. We completed substantially all activities associated with this workforce reduction as of February 26, 2010. We recorded $4.5 million of pre-tax restructuring charges in the three months ended March 31, 2010, primarily due to one-time termination benefits and early retirement benefits. We recorded these charges in the accompanying unaudited consolidated statements of operations as a component of selling, general and administrative expenses when employee service requirements, if any, were met. We paid the majority of these restructuring expenses in 2010. We paid the remaining restructuring expenses of $0.5 million during the first three months of 2011.

8.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit pension plans are based on years of service and/or eligible compensation prior to retirement.

Net periodic pension benefit costs were as follows (in millions):

	Noranda Pension		St. Ann Pension
	Three months ended March 31,		Three months ended March 31,
	2010	2011	2010	2011
	$	$	$	$
Service cost	2.3	2.6	0.1	0.2
Interest cost	4.4	4.6	0.5	0.4
Expected return on plan assets	(3.3)	(4.9)	(0.7)	(0.5)
Actuarial loss	1.9	1.3	—	—
Prior service cost	0.1	0.1	—	—
Settlement and termination benefits	1.6	—	—	—

Net periodic cost (benefit)	7.0	3.7	(0.1)	0.1

Employer contributions

During the three months ended March 31, 2011, we contributed $5.1 million to the Noranda pension plans and $0.1 million to the St. Ann pension plans. During 2011, we anticipate contributing $21.5 million to the Noranda pension plans in order to maintain an Adjusted Funding Target Attainment Percentage under the Pension Protection Act of 2006 of 80% and $0.4 million to the St. Ann pension plans.

9.	SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS

We recorded stock compensation expense as follows (in millions):

	Three months ended March 31,
	2010	2011
	$	$
Stock compensation expense recognized:
Stock options	0.4	1.5
Restricted stock unit equity awards	—	0.3
Restricted stock unit liability awards	—	0.2

Total stock compensation expense	0.4	2.0

We reserved 3,800,000 shares of common stock for issuance under our 2007 Long-Term Incentive Plan. Employees and non-employee directors owned 986,561 shares and held 2,209,056 options at March 31, 2011. We had 604,383 shares available for issuance under the 2007 Long-Term Incentive Plan as of March 31, 2011.

We reserved 5,200,000 shares of common stock for issuance under our 2010 Incentive Award Plan. As of March 31, 2011, employees and non-employee directors held 468,927 service-vesting restricted stock units awards (“RSUs”) and a target amount of 243,038 performance-vesting RSUs. The number and grant date fair value of the performance awards to be issued, a maximum of 486,076 awards, will be based on Company performance for the years 2011 through 2013. We had 4,488,035 shares available for issuance under the 2010 Incentive Award Plan as of March 31, 2011.

On January 12, 2011, we granted 60,000 service-vesting RSUs (“investor director provider RSUs”) in lieu of RSUs that would otherwise be granted under the director compensation program to the six full-time employees of our principal stockholders affiliated with Apollo Management VI (“Apollo”) who serve on our Board of Directors. The investor director provider RSUs vest on December 1, 2011, subject to the continued service of the Apollo employees as our directors. We will make a cash payment to Apollo equal to the fair market value of the outstanding investor director provider RSUs on the vesting date. We account for the investor director provider RSUs as liability awards. We remeasure the fair value of the liability at each reporting date and adjust stock compensation expense so that the amount ultimately recorded as stock compensation expense will equal the cash paid on the vesting date (see Note 17 “Fair Value Measurements”). As of March 31, 2011, we have recorded $0.2 million in accrued liabilities in the accompanying unaudited consolidated balance sheet for these awards.

Our stock option activity and related information follows:

	Employee options and non-employee director options		Investor director provider options
	Common shares	Weighted-average exercise price	Common shares	Weighted-average exercise price
		$		$
Outstanding, December 31, 2010	2,087,056	1.76	140,000	9.00
Exercised	(18,000)	0.69	—	—

Outstanding, March 31, 2011	2,069,056	1.77	140,000	9.00

Fully vested, March 31, 2011 (weighted-average remaining contractual term of 6.6 years each)	1,320,442	1.98	140,000	9.00

Currently exercisable, March 31, 2011 (weighted-average remaining contractual term of 6.6 years each)	1,222,362	1.97	140,000	9.00

Our RSU activity follows:

	Non-vested service RSUs	Weighted- average grant date fair value	Target non-vested performance RSUs	Non-vested investor director provider RSUs	Fair value as of March 31, 2011
		$			$
Non-vested, December 31, 2010	103,524	11.63	—	—	—
Granted	365,403	15.48	243,038	60,000	16.05

Non-vested, March 31, 2011	468,927	14.60	243,038	60,000	16.05

We determined grant date fair value of service-vesting RSUs based on the closing price of our common stock on the grant date. We estimated a forfeiture rate of 2% for service-vesting RSUs based on the historical forfeiture rate for employee stock option grants of comparable size. We expect all investor director provider RSUs to vest. Service-vesting RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. We recognize stock compensation expense on a straight-line basis over the three year vesting period.

As of March 31, 2011, unrecognized stock compensation expense related to non-vested options, service-vesting RSUs and investor director provider RSUs was $8.5 million. We will recognize this amount over a weighted-average period of 1.8 years. We have not yet recognized stock compensation expense for performance-vesting RSUs because the performance conditions have not been determined as of March 31, 2011.

10.	INCOME TAXES

Our effective income tax rate was approximately (816.7)% for the three months ended March 31, 2010 and 33.4% for the three months ended March 31, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.

11.	NET INCOME (LOSS) PER COMMON SHARE

We present both basic and diluted earnings per share (“EPS”) on the face of the accompanying unaudited consolidated statements of operations. The calculation of basic and diluted EPS follows (in millions, except per share values):

	Three months ended March 31,
	2010	2011
Net income (loss)	$(0.1)	$38.3

Weighted-average common shares outstanding:
Basic	43.77	66.83
Effect of dilution	—	1.29

Diluted	43.77	68.12

Net income (loss) per common share:
Basic	$(0.00)	$0.57

Diluted	$(0.00)	$0.56

Certain stock options could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive options were as follows (in millions):

	Three months ended March 31,
	2010	2011
Antidilutive options	2.30	—

12.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.

Fixed price aluminum swaps. In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in our primary aluminum products segment through the use of fixed price aluminum sale swaps. In addition, during first quarter 2009, we entered into fixed price aluminum purchase swaps to lock in a portion of the favorable market position of our fixed price aluminum sale swaps. In March 2009, we entered into a hedge settlement agreement with Merrill Lynch to provide a mechanism for us to monetize our favorable net fixed price swap positions to fund debt repurchases, subject to certain limitations.

At the closing of our Initial Public Offering (“IPO”) in May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. We have no outstanding fixed price aluminum swaps at March 31, 2011.

Variable price aluminum swaps and other. From time to time, we enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable price aluminum swap contracts with various brokers, typically for terms less than one year. As of March 31, 2011, our outstanding variable price aluminum swaps were as follows:

	Average hedged price per pound	Pounds hedged annually
Year	$	(in millions)
2011	1.09	35.6
2012	0.98	0.1

		35.7

During December 2010, we entered into “aluminum collars” related to five million pounds of rolled aluminum inventory. These hedges are designed to limit our exposure to gains or losses related to changes in London Metal Exchange (“LME”) price from the time of the inventory build until the anticipated delivery date of the metal (April through June 2011). The carrying value of our aluminum collars was a $0.3 million liability at March 31, 2011 and is included in accrued liabilities in the accompanying unaudited consolidated balance sheets.

Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell at the actual Henry Hub Index Price. As of March 31, 2011, our outstanding natural gas swaps were as follows:

	Average price per million BTU’s	BTU’s hedged annually
Year	$	(in millions)
2011	7.28	6.0
2012	7.46	8.1

		14.1

Interest rate swaps. We have floating rate debt, which is subject to variations in interest rates. We have entered into an interest rate swap agreement to limit our exposure to floating interest rates through November 15, 2011. As of March 31, 2011, our outstanding interest rate swaps were as follows:

	Hedged LIBOR rate	Variable rate debt hedged
	%	($ in millions)
May 15, 2011	4.98	100.0
November 15, 2011	4.98	100.0

We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our consolidated balance sheets. The following table presents the carrying values, which approximate fair values, for our derivative instruments outstanding (in millions):

	December 31, 2010	March 31, 2011
	$	$
Variable price aluminum swaps and other	3.1	4.5
Natural gas swaps	(40.3)	(34.8)
Interest rate swaps	(4.4)	(4.4)

	(41.6)	(34.7)

The following is a presentation of the gross components of our net derivative balances (in millions):

	December 31, 2010	March 31, 2011
	$	$
Current derivative assets	3.4	4.9
Current derivative liabilities	(26.6)	(25.7)

Current derivative liabilities, net	(23.2)	(20.8)

Long-term derivative assets	0.1	—
Long-term derivative liabilities	(18.5)	(13.9)

Long-term derivative liabilities, net	(18.4)	(13.9)

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not (in millions):

	As of December 31, 2010				As of March 31, 2011
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Fixed price aluminum swaps	—	—	—	—	—	—	—	—
Variable price aluminum swaps and other	—	—	3.5	(0.4)	—	—	4.9	(0.4)
Natural gas swaps	—	(23.0)	—	(17.3)	—	(19.9)	—	(14.9)
Interest rate swaps	—	—	—	(4.4)	—	—	—	(4.4)

	—	(23.0)	3.5	(22.1)	—	(19.9)	4.9	(19.7)

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

The following table presents the net amount of unrealized gains (losses) on cash flow hedges that were reported as a component of AOCI at March 31, 2011, and the expected timing of those amounts being reclassified into earnings (in millions):

	Amounts expected to be reclassified into earnings		Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI at March 31, 2011
	April 1, 2011 to March 31, 2012	Thereafter
	$	$	$
Fixed price aluminum swaps	113.8	92.9	206.7
Natural gas swaps	(11.8)	(8.1)	(19.9)

	102.0	84.8	186.8

Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gains (losses) on hedging activities in the accompanying unaudited consolidated statements of operations. The following table presents how our hedging activities affected our unaudited consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total
	$	$	$
Three months ended March 31, 2010:
Fixed price aluminum swaps	(17.2)	4.9	(12.3)
Variable price aluminum swaps and other	—	0.3	0.3
Natural gas swaps	0.3	8.8	9.1
Interest rate swaps	—	1.2	1.2

Total (gain) loss on hedging activities	(16.9)	15.2	(1.7)

Three months ended March 31, 2011:
Fixed price aluminum swaps	(23.3)	—	(23.3)
Variable price aluminum swaps and other	—	(2.4)	(2.4)
Natural gas swaps	3.8	0.1	3.9
Interest rate swaps	—	—	—

Total gain on hedging activities	(19.5)	(2.3)	(21.8)

13.	RECLAMATION, LAND, AND ASSET RETIREMENT OBLIGATIONS

Reclamation obligation

St. Ann has a reclamation obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. The following is a reconciliation of the aggregate carrying amount of the reclamation obligation at St. Ann (in millions):

Three months ended March 31, 2011
$
Balance, beginning of period	9.4
Additional liabilities incurred	0.5
Liabilities settled	(1.0)
Accretion expense	—

Balance, end of period	8.9

Land obligation

In cases where land to be mined is privately owned, St. Ann offers to purchase the residents’ homes for cash, relocate the residents to another area, or a combination of these two options. We record land acquired for mining in other assets, amortized over three years. We record land acquired to relocate residents in property, plant and equipment until we develop the land into a subdivision. Costs to develop the land and move the residents are recorded as liabilities as incurred.

Asset retirement obligations

Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of red mud wastes from its refining process.

The following is a reconciliation of the aggregate carrying amount of liabilities for the asset retirement obligations (in millions):

Three months ended March 31, 2011
$
Balance, beginning of period	14.9
Additional liabilities incurred	0.2
Liabilities settled	(0.2)
Accretion expense	0.2

Balance, end of period	15.1

At December 31, 2010 and March 31, 2011, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash relates primarily to funds for workers’ compensation claims.

14.	NON-CONTROLLING INTEREST

Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the Government of Jamaica (“GOJ”) holds a 51% interest. NJBP mines bauxite, approximately 50% of which is sold to Gramercy, with the balance sold to third parties. We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from St. Ann, such as royalties, production and asset usage fees. Therefore, we consolidate NJBP into our consolidated financial statements.

The following amounts related to NJBP are included in our unaudited consolidated balance sheets (in millions):

	December 31, 2010			March 31, 2011
	NJBP balances	Impact of eliminations	Impact on consolidated statements	NJBP balances	Impact of eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.5	—	0.5	0.2	—	0.2
Accounts receivable, net	16.1	(16.1)	—	15.6	(15.6)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	8.6	—	8.6	12.4	—	12.4
Other current assets	1.4	—	1.4	3.0	—	3.0
Property, plant and equipment, net	38.4	—	38.4	38.1	—	38.1
Haul roads, net and other assets	2.7	—	2.7	2.9	—	2.9
Accounts payable	(43.1)	36.0	(7.1)	(47.5)	37.4	(10.1)
Accrued liabilities	(4.6)	—	(4.6)	(4.9)	—	(4.9)
Environmental, land and reclamation liabilities	(8.3)	—	(8.3)	(8.0)	—	(8.0)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)

Net investment and advances to NJBP	5.7	19.9	25.6	5.8	21.8	27.6

15.	RELATED PARTY TRANSACTIONS

We entered into a management consulting and advisory services agreement with Apollo on May 18, 2007 for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provided for annual fees of $2.0 million, payable in one lump sum annually. Historically, we expensed approximately $0.5 million of such fees each quarter within selling, general and administrative expenses in our consolidated statements of operations. Upon completion of our IPO in second quarter 2010, as permitted by the terms of that management agreement, Apollo terminated the agreement.

We sell flat rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in millions):

Quarter-to-date	$
Three months ended March 31, 2010	3.5
Three months ended March 31, 2011	2.6

We have historically sold flat rolled aluminum products to Richardson Trident Co., which was acquired in first quarter of 2011 by Metals USA Holdings Corp, a portfolio company of Apollo. Sales to Metals USA Holdings Corp. and its subsidiaries were as follows (in millions):

Quarter-to-date	$
Three months ended March 31, 2010	2.5
Three months ended March 31, 2011	3.8

16.	COMMITMENTS AND CONTINGENCIES

Labor Commitments

We are a party to six collective bargaining agreements: the United Steelworkers of America (“USWA”); the International Association of Machinists and Aerospace Workers (“IAMAW”); the University and Allied Workers Union (“UAWU”); and the Union of Technical, Administrative and Supervisory Personnel (“UTASP”). We have completed the process of formalizing recognition of a third union at St. Ann with the Bustamante Industrial Trade Union (“BITU”). We are currently in negotiations to finalize terms of a three year agreement with the BITU, which is expected to extend through April 2013.

•	The agreement with the USWA at our Gramercy refinery expired in September 2010, and on October 1, 2010 a new five year labor agreement with the USWA was ratified by the refinery’s union members.

•	The agreement at St. Ann with the UAWU expired on April 30, 2010. We are currently in negotiation to finalize the terms of a three year agreement with the UAWU.

•	The agreement at St. Ann with the UTASP expired in December 2010. As of March 31, 2011, we have not received a new claim and have not begun negotiations with the UTASP.

•	The agreement at our Newport rolling mill with the IAMAW expires in May 2011.

•	All other collective bargaining agreements expire within the next five years.

Legal Contingencies

We are a party to legal proceedings incidental to our business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

Environmental Matters

In addition to our asset retirement obligations discussed in Note 13, “Reclamation, Land and Asset Retirement Obligations,” we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of both December 31, 2010 and March 31, 2011, we have undiscounted liabilities of $2.0 million in accrued liabilities and $2.3 million in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Approximately two-thirds of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represents monitoring costs which will be incurred ratably over a 30 year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on future costs. No other third parties are involved in any ongoing environmental remediation activities with us.

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

Power Contract

Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with Ameren pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $4.2 million over the life of the contract. These minimum purchase requirements represent significantly less than we require, given the power-intensive nature of our smelter facility. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause.

On June 21, 2010, the Missouri Public Service Commission (“MoPSC”) ruled on the power rate case filed by Ameren on July 24, 2009. The MoPSC’s ruling resulted in no significant change to the base electricity rate for the New Madrid smelter. The fuel adjustment clause resulted in additional fuel charges of $4.3 million recorded in cost of goods sold during first quarter 2011. We anticipate second quarter 2011 impact of the fuel adjustment clause to be approximately $4.3 million. We are not able to predict these fuel adjustment charges, as they are dependent on Ameren’s fuel costs and off system sales volume and prices.

On September 3, 2010, Ameren filed a new rate case with the MoPSC seeking an 11% base rate increase. We expect a ruling on this request by July 29, 2011.

We are currently appealing several rate-related issues, including the previous two rate rulings and the amount of cost increases related to the fuel adjustment clause. As of December 31, 2010 and March 31, 2011, other current assets (See Note 5, “Supplemental Balance Sheet Information”) included $9.8 million and $15.4 million, respectively, held in escrow by the Missouri Circuit Court for disputed amounts related to these appeals.

17.	FAIR VALUE MEASUREMENTS

The fair values and fair value hierarchy level of our assets and liabilities that are measured on a recurring basis were as follows (in millions):

	December 31, 2010				March 31, 2011
	Level 1	Level 2	Level 3	Total fair value	Level 1	Level 2	Level 3	Total fair value
	$	$	$	$	$	$	$	$
Cash equivalents	21.4	—	—	21.4	31.4	—	—	31.4
Derivative assets	—	3.5	—	3.5	—	4.9	—	4.9
Derivative liabilities	—	(45.1)	—	(45.1)	—	(39.6)	—	(39.6)
RSU liability awards	—	—	—	—	(0.2)	—	—	(0.2)

Total	21.4	(41.6)	—	(20.2)	31.2	(34.7)	—	(3.5)

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

We discuss the RSU liability awards in Note 9, “Shareholders’ Equity and Share-Based Payments.” The fair value of this Level 1 liability was determined based on the closing market price of our common stock on March 31, 2011.

In Note 6, “Long-Term Debt,” we disclose the fair values of our debt instruments. We use bid prices obtained through broker quotes to determine the fair value of our AcquisitionCo Notes. These fair values are classified as Level 2 within the hierarchy. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions on those instruments occur in sufficient frequency or volume to warrant a Level 1 classification. Further, the fair values of the term B loan and revolving credit facility are based on interest rates available at each balance sheet date, resulting in a Level 2 classification as well.

There were no transfers between fair value hierarchy levels during the three months ended March 31, 2011.

18.	SEGMENTS

We manage and operate our business segments based on the markets we serve and the products we produce. We have five reportable segments consisting of bauxite, alumina refining, primary aluminum products, flat rolled products and corporate.

During third quarter 2010, as we continued to formalize our internal reporting practices, we revised our segment performance measure to be “segment profit (loss)” rather than the previously reported U.S. GAAP basis segment operating income. Segment profit

(loss) (in which certain items, primarily non-recurring costs or non-cash expenses, are not allocated to the segments and in which certain items, primarily the income statement effects of current period cash settlements of hedges, are allocated to the segments) is a measure used by management as a basis for resource allocation. We have reported our segment results for the first quarter 2010 in conformity with the updated segment performance measure. This change in segment performance measure had no impact on our historical consolidated financial position, results of operations or cash flows.

The following tables summarize operating results and assets of our reportable segments and a reconciliation of segment profit (loss) to income before income taxes (in millions):

	Three months ended March 31, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	14.9	53.9	106.9	125.8	—	—	301.5
Intersegment	12.7	37.8	26.5	—	—	(77.0)	—

Total sales	27.6	91.7	133.4	125.8	—	(77.0)	301.5

Segment profit (loss)	7.7	6.7	26.4	11.2	(6.4)	(2.7)	42.9
Depreciation and amortization	3.0	5.4	12.3	5.2	0.2	—	26.1
Capital expenditures	1.5	1.6	7.6	1.8	0.5	—	13.0

	Three months ended March 31, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	7.7	6.7	26.4	11.2	(6.4)	(2.7)	42.9
Depreciation and amortization	(3.0)	(5.4)	(12.3)	(5.2)	(0.2)	—	(26.1)
Last in, first out and lower of cost or market inventory adjustments	—	—	0.3	(1.3)	—	1.9	0.9
Loss on disposal of assets	—	—	(1.1)	(0.4)	—	—	(1.5)
Non-cash pension, accretion and stock compensation	(0.2)	(0.6)	(0.8)	(0.5)	(1.5)	—	(3.6)
Restructuring, relocation and severance	(0.1)	(1.6)	(1.9)	(1.4)	—	—	(5.0)
Consulting and sponsor fees	—	—	—	—	(1.6)	—	(1.6)
Cash settlements on hedging transactions	—	—	0.1	(0.5)	—	—	(0.4)
Other, net	0.1	2.0	(0.1)	—	—	—	2.0

Operating income (loss)	4.5	1.1	10.6	1.9	(9.7)	(0.8)	7.6

Interest expense, net							9.2
Gain on hedging activities, net							(1.7)
Loss on debt repurchase							0.1

Total other expense							7.6

Income before income taxes							—

	Three months ended March 31, 2011
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	16.8	61.1	165.3	151.4	—	—	394.6
Intersegment	21.3	42.8	15.5	—	—	(79.6)	—

Total sales	38.1	103.9	180.8	151.4	—	(79.6)	394.6

Segment profit (loss)	6.4	22.9	47.8	13.5	(6.6)	(1.9)	82.1
Depreciation and amortization	1.6	5.2	11.7	4.8	0.3	—	23.6
Capital expenditures	3.1	2.3	6.1	2.0	—	—	13.5

	Three months ended March 31, 2011
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	6.4	22.9	47.8	13.5	(6.6)	(1.9)	82.1
Depreciation and amortization	(1.6)	(5.2)	(11.7)	(4.8)	(0.3)	—	(23.6)
Last in, first out and lower of cost or market inventory adjustments	—	—	(4.8)	(5.9)	—	0.6	(10.1)
Loss on disposal of assets	—	—	(0.5)	(0.6)	—	—	(1.1)
Non-cash pension, accretion and stock compensation	(0.1)	(0.1)	(0.7)	(0.6)	(2.2)	—	(3.7)
Restructuring, relocation and severance	—	(0.1)	(0.2)	—	(0.1)	—	(0.4)
Consulting and sponsor fees	—	—	—	—	(0.3)	—	(0.3)
Cash settlements on hedging transactions	—	—	(0.2)	(1.0)	—	—	(1.2)
Other, net	(0.1)	(0.2)	0.1	(0.1)	—	—	(0.3)

Operating income (loss)	4.6	17.3	29.8	0.5	(9.5)	(1.3)	41.4

Interest expense, net							5.7
Gain on hedging activities, net							(21.8)

Total other income							(16.1)

Income before income taxes							57.5

	December 31, 2010	March 31, 2011
Segment assets:	$	$
Bauxite	135.2	144.8
Alumina refining	229.2	226.7
Primary aluminum products	605.4	608.2
Flat rolled products	411.9	426.7
Corporate	74.3	83.4
Eliminations	(41.3)	(36.5)

Total assets	1,414.7	1,453.3

19.	SUBSIDIARY ISSUER OF GUARANTEED NOTES

The following unaudited condensed consolidating financial statements present separately the financial condition and results of operations and cash flows for Noranda HoldCo (as parent guarantor), Noranda AcquisitionCo (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations (‘the guarantor financial statements.”) The guarantor financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

The accounting policies used in the preparation of the guarantor financial statements are consistent with those found elsewhere in the accompanying unaudited consolidated financial statements. Intercompany transactions have been presented gross in the guarantor financial statements; however these transactions eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

As of December 31, 2010

(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	7.3	20.4	2.5	3.6	—	33.8
Accounts receivable, net:
Trade	—	—	128.1	3.5	—	131.6
Affiliates	21.4	11.9	—	14.4	(47.7)	—
Inventories, net	—	—	176.0	27.2	(2.1)	201.1
Prepaid expenses	0.2	—	4.2	8.5	—	12.9
Other current assets	—	—	12.5	6.7	—	19.2

Total current assets	28.9	32.3	323.3	63.9	(49.8)	398.6

Investments in affiliates	356.5	1,265.7	—	—	(1,622.2)	—
Advances due from affiliates	—	19.3	516.7	63.5	(599.5)	—
Property, plant and equipment, net	—	—	663.6	56.3	—	719.9
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	73.0	—	—	73.0
Other assets	—	11.0	59.6	15.0	—	85.6

Total assets	385.4	1,328.3	1,773.8	198.7	(2,271.5)	1,414.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	0.1	—	88.1	7.5	—	95.7
Affiliates	—	21.3	14.4	12.0	(47.7)	—
Accrued liabilities	—	0.3	38.1	16.5	—	54.9
Taxes payable	(23.0)	(27.4)	55.6	0.3	(0.7)	4.8
Derivative liabilities, net	—	—	23.2	—	—	23.2
Deferred tax liabilities	0.1	—	48.4	—	—	48.5

Total current liabilities	(22.8)	(5.8)	267.8	36.3	(48.4)	227.1

Long-term debt	—	419.7	—	—	—	419.7
Long-term derivative liabilities	—	—	18.4	—	—	18.4
Pension and other post-retirement liabilities	—	—	105.3	10.7	—	116.0
Other long-term liabilities	0.1	2.3	44.3	11.2	—	57.9
Advances due to affiliates	78.0	521.5	—	—	(599.5)	—
Deferred tax liabilities	38.4	34.1	204.8	2.0	(1.4)	277.9
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	227.7	352.1	1,199.7	83.7	(1,635.5)	227.7
Retained earnings (accumulated deficit)	(8.2)	(65.1)	(142.2)	55.1	152.2	(8.2)
Accumulated other comprehensive income (loss)	69.5	69.5	75.7	(6.3)	(138.9)	69.5

Total Noranda shareholders’ equity	289.7	356.5	1,133.2	132.5	(1,622.2)	289.7
Non-controlling interest	—	—	—	6.0	—	6.0

Total shareholders’ equity	289.7	356.5	1,133.2	138.5	(1,622.2)	295.7

Total liabilities and shareholders’ equity	385.4	1,328.3	1,773.8	198.7	(2,271.5)	1,414.7

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

As of March 31, 2011

(in millions)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	7.0	28.1	4.7	1.7	—	41.5
Accounts receivable, net:
Trade	—	—	153.4	7.3	—	160.7
Affiliates	21.4	11.9	0.5	14.4	(48.2)	—
Inventories, net	—	—	180.4	29.7	(3.3)	206.8
Prepaid expenses	0.2	—	4.0	6.2	—	10.4
Other current assets	—	—	18.6	7.1	—	25.7

Total current assets	28.6	40.0	361.6	66.4	(51.5)	445.1

Investments in affiliates	384.2	1,297.4	—	—	(1,681.6)	—
Advances due from affiliates	—	24.7	530.6	63.5	(618.8)	—
Property, plant and equipment, net	—	—	652.7	55.9	—	708.6
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	71.6	—	—	71.6
Other assets	—	10.3	59.0	21.1	—	90.4

Total assets	412.8	1,372.4	1,813.1	206.9	(2,351.9)	1,453.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	0.1	—	100.3	10.3	—	110.7
Affiliates	—	21.4	14.4	12.4	(48.2)	—
Accrued liabilities	0.2	0.3	32.0	18.7	—	51.2
Taxes payable	(29.1)	(29.2)	76.2	0.3	(1.2)	17.0
Derivative liabilities, net	—	—	20.8	—	—	20.8
Deferred tax liabilities	(0.3)	(1.0)	50.3	—	(0.3)	48.7

Total current liabilities	(29.1)	(8.5)	294.0	41.7	(49.7)	248.4

Long-term debt	—	419.7	—	—	—	419.7
Long-term derivative liabilities, net	—	—	13.9	—	—	13.9
Pension and other post-retirement liabilities	—	—	104.0	11.0	—	115.0
Other long-term liabilities	0.1	6.7	43.1	11.7	—	61.6
Advances due to affiliates	83.4	535.4	—	—	(618.8)	—
Deferred tax liabilities	39.4	34.9	195.8	1.4	(1.8)	269.7
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	229.6	352.1	1,199.7	83.7	(1,635.5)	229.6
Retained earnings (accumulated deficit)	30.1	(24.5)	(100.3)	57.7	67.1	30.1
Accumulated other comprehensive income (loss)	56.6	56.6	62.9	(6.3)	(113.2)	56.6

Total Noranda shareholders’ equity	317.0	384.2	1,162.3	135.1	(1,681.6)	317.0
Non-controlling interest	—	—	—	6.0	—	6.0

Total shareholders’ equity	317.0	384.2	1,162.3	141.1	(1,681.6)	323.0

Total liabilities and shareholders’ equity	412.8	1,372.4	1,813.1	206.9	(2,351.9)	1,453.3

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statements of Operations

(in millions)

(unaudited)

	Three months ended March 31, 2010
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	286.6	27.6	(12.7)	301.5

Operating costs and expenses:
Cost of sales	—	—	257.9	19.7	(12.7)	264.9
Selling, general and administrative expenses	0.7	0.5	24.4	3.4	—	29.0

Total operating costs and expenses	0.7	0.5	282.3	23.1	(12.7)	293.9

Operating income (loss)	(0.7)	(0.5)	4.3	4.5	—	7.6
Other (income) expense:
Interest expense (income), net	3.9	8.0	—	(2.7)	—	9.2
Gain on hedging activities, net	—	—	(1.7)	—	—	(1.7)
Loss on debt repurchase	—	0.1	—	—	—	0.1

Total other (income) expense	3.9	8.1	(1.7)	(2.7)	—	7.6

Income (loss) before income taxes	(4.6)	(8.6)	6.0	7.2	—	—
Income tax (benefit) expense	(1.4)	(2.8)	2.0	2.3	—	0.1
Equity in net income (loss) of subsidiaries	3.1	8.9	—	—	(12.0)	—

Net income (loss)	(0.1)	3.1	4.0	4.9	(12.0)	(0.1)

	Three months ended March 31, 2011
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	377.8	38.1	(21.3)	394.6

Operating costs and expenses:	—
Cost of sales	—	—	320.3	29.3	(21.3)	328.3
Selling, general and administrative expenses	2.5	—	18.2	4.2	—	24.9

Total operating costs and expenses	2.5	—	338.5	33.5	(21.3)	353.2

Operating income (loss)	(2.5)	—	39.3	4.6	—	41.4
Other (income) expense:
Interest expense (income), net	(0.1)	5.8	—	—	—	5.7
Gain on hedging activities, net	—	—	(21.8)	—	—	(21.8)

Total other (income) expense	(0.1)	5.8	(21.8)	—	—	(16.1)

Income (loss) before income taxes	(2.4)	(5.8)	61.1	4.6	—	57.5
Income tax (benefit) expense	(0.7)	(1.9)	20.3	1.5	—	19.2
Equity in net income (loss) of subsidiaries	40.0	43.9	—	—	(83.9)	—

Net income (loss)	38.3	40.0	40.8	3.1	(83.9)	38.3

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statements of Cash Flows

(in millions)

(unaudited)

	Three months ended March 31, 2010
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(21.4)	94.6	20.3	7.1	—	100.6

INVESTING ACTIVITIES
Capital expenditures	—	—	(11.5)	(1.5)	—	(13.0)

Cash used in investing activities	—	—	(11.5)	(1.5)	—	(13.0)

FINANCING ACTIVITIES
Proceeds from issuance of common shares	0.1	—	—	—	—	0.1
Repayments on revolving credit facility	—	(215.9)	—	—	—	(215.9)
Repayment of long-term debt	—	(7.5)	—	—	—	(7.5)
Distribution (to parent) from subsidiary	0.3	(0.3)	—	—	—	—

Cash provided by (used in) financing activities	0.4	(223.7)	—	—	—	(223.3)

Change in cash and cash equivalents	(21.0)	(129.1)	8.8	5.6	—	(135.7)
Cash and cash equivalents, beginning of period	21.4	140.5	4.3	1.0	—	167.2

Cash and cash equivalents, end of period	0.4	11.4	13.1	6.6	—	31.5

	Three months ended March 31, 2011
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.6)	7.9	12.5	1.3	—	21.1

INVESTING ACTIVITIES
Capital expenditures	—	—	(10.3)	(3.2)	—	(13.5)

Cash used in investing activities	—	—	(10.3)	(3.2)	—	(13.5)

FINANCING ACTIVITIES
Excess tax benefit related to share-based payment arrangements	0.1	—	—	—	—	0.1
Distribution (to parent) from subsidiary	0.2	(0.2)	—	—	—	—

Cash provided by (used in) financing activities	0.3	(0.2)	—	—	—	0.1

Change in cash and cash equivalents	(0.3)	7.7	2.2	(1.9)	—	7.7
Cash and cash equivalents, beginning of period	7.3	20.4	2.5	3.6	—	33.8

Cash and cash equivalents, end of period	7.0	28.1	4.7	1.7	—	41.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Unless otherwise specified or unless the context otherwise requires, references to (i) “Noranda HoldCo” refer only to Noranda Aluminum Holding Corporation, excluding its subsidiaries; (ii) “Noranda AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, the wholly owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries; and (iii) “the Company,” “Noranda,” “we,” “us” and “our” refer collectively to Noranda HoldCo and its subsidiaries.

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

Our first quarter 2011 operating results reflect the combined effects of continuingly strong aluminum industry fundamentals, our integrated business model, and our efforts to take costs out of the business and improve operating effectiveness. As a result, we produced year-over-year growth in revenue, profitability and liquidity:

•

Strong demand in billet, rod, and high-purity sow product groups allowed us to capitalize on higher London Metal Exchange (“LME”) aluminum prices, resulting in significant revenue growth compared to first quarter of 2010.

•	We generated segment profit totaling $82.1 million, a 91.4% increase over first quarter 2010.

•	Our operations generated $21.1 million of cash flow, while funding revenue growth of 31% over first quarter 2010.

•	Our integrated primary aluminum cash cost was $0.66 per pound, despite meaningful upward pressure in key input costs such as energy, carbon-based products and chemical products.

Forward-looking Statements

This report on Form 10-Q contains “forward-looking statements” which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements herein are based upon information available to us on the date of this report on Form 10-Q.

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Item 1A “Risk Factors,” and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. All forward-looking information in this report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies and Estimates

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP.”) Preparation of these financial statements requires management to make significant judgments and estimates. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed March 7, 2011, for a discussion of our critical accounting policies and estimates.

Inventory Valuation

A valuation of inventory accounted for under the last in, first out (“LIFO”) method is made annually at the end of each year based on inventory costs at that time. Interim LIFO calculations and adjustments are based on management’s estimates of expected year-end inventory costs. Interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates because of changes in quantities on hand and prices. To estimate the effect of LIFO on interim periods, we calculate a LIFO reserve quarterly based on actual quantities and prices as of each balance sheet.

The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the three months ended March 31, 2011 given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income (in millions)
		$
Primary aluminum segment:
Coke	10% increase in price	(0.8)
Alumina	$0.10 increase in LME per pound	(1.9)

Flat rolled products segment:
Metal	$0.10 increase in LME per pound	(5.9)

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,
	2010	2011
	$	$
Statements of operations data (unaudited, in millions):
Sales	301.5	394.6
Operating costs and expenses:
Cost of sales	264.9	328.3
Selling, general and administrative expenses	29.0	24.9

Total operating costs and expenses	293.9	353.2

Operating income	7.6	41.4

Other (income) expense:
Interest expense, net	9.2	5.7
Gain on hedging activities, net	(1.7)	(21.8)
Loss on debt repurchase	0.1	—

Total other (income) expense	7.6	(16.1)

Income before income taxes	—	57.5
Income tax expense	0.1	19.2

Net income (loss)	(0.1)	38.3

Net income (loss) per common share:
Basic	(0.00)	0.57
Diluted	(0.00)	0.56
Weighted-average common shares outstanding (in millions):
Basic	43.77	66.83
Diluted	43.77	68.12
Sales by segment (in millions):
Bauxite	27.6	38.1
Alumina refining	91.7	103.9
Primary aluminum products	133.4	180.8
Flat rolled products	125.8	151.4
Eliminations	(77.0)	(79.6)

Total	301.5	394.6
Segment profit (loss) (in millions):
Bauxite	7.7	6.4
Alumina refining	6.7	22.9
Primary aluminum products	26.4	47.8
Flat rolled products	11.2	13.5
Corporate	(6.4)	(6.6)
Eliminations	(2.7)	(1.9)

Total	42.9	82.1
Financial and other data:
Average realized Midwest transaction price (per pound)(1)	1.04	1.18
Integrated net cash cost for primary aluminum products (per pound shipped)(2)	0.72	0.66
Third party shipments:
Bauxite (kMts)	488.5	616.1
Alumina refining (kMts)	172.2	166.0
Primary aluminum products (pounds, in millions)	95.1	129.9
Flat rolled products (pounds, in millions)	83.8	91.3
Intersegment shipments:
Bauxite (kMts)	528.0	660.6
Alumina refining (kMts)	101.3	124.9
Primary aluminum products (pounds, in millions)	25.7	13.1

(1)

The price for primary aluminum products consists of two components: the price quoted for primary aluminum ingot by the LME and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing. As a significant portion of our value-added products are sold at the prior month’s Midwest transaction price plus a fabrication premium, we calculate a “realized” price which reflects the specific pricing of sale transactions in each period.

(2)

Unit net cash cost for primary aluminum per pound represents our costs of producing commodity grade aluminum net of value-added premiums on primary aluminum sales and alumina and bauxite sales to external customers. We have provided unit net cash cost per pound of aluminum shipped because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit net costs per pound shipped. Unit net cash cost per pound shipped is positively or negatively impacted by changes in primary aluminum, alumina and bauxite production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs. Unit net cash costs is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures used by other companies in our industry and should not be considered in isolation from or as an alternative to any performance measures derived in accordance with U.S. GAAP.

	Three months ended March 31,
	2010	2011
Total primary aluminum cash cost (in millions)(a)	$87.3	$93.8
Total shipments (pounds in millions)	120.8	143.0

Net primary aluminum cash cost per pound of primary aluminum	$0.72	$0.66

(a) Total primary aluminum cash cost is calculated below (in millions):
Total primary aluminum product sales	$133.4	$180.8
Less fabrication premiums and other revenue	(8.0)	(11.8)

Realized Midwest transaction price revenue	125.4	169.0

Primary aluminum products segment profit	26.4	47.8
Alumina refining segment profit	6.7	22.9
Bauxite segment profit	7.7	6.4
Profit eliminations	(2.7)	(1.9)

Total	38.1	75.2

Total primary aluminum cash cost	$87.3	$93.8

Discussion of Operating Results

A discussion of our results of operations is presented for the three months ended March 31, 2010 and March 31, 2011.

You should read the following discussion of our results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Three months ended March 31, 2010 compared to three months ended March 31, 2011 discussion of consolidated operating results

Sales

Sales for first quarter 2010 were $301.5 million compared to $394.6 million in first quarter 2011. The increase in sales of $93.1 million to $394.6 million in the first quarter 2011 is mainly the result of the continued rise in realized prices for aluminum and higher third-party shipment volumes in the bauxite, primary aluminum and flat rolled products segments.

•

Realized pricing was higher in first quarter 2011 compared to first quarter 2010. During first quarter 2011, the LME price improved from an average of $0.98 per pound during first quarter 2010 to $1.14 per pound during first quarter 2011. Our average realized Midwest transaction price (“MWTP”) for first quarter 2011 was $1.18, compared to $1.04 in first quarter 2010.

•

Demand conditions remained strong during first quarter 2011, particularly across the majority of product groups in our flat rolled products segment and for billet and rod in the primary aluminum products segment.

Cost of sales

Cost of sales for first quarter 2010 was $264.9 million compared to $328.3 million in first quarter 2011. The increase in cost of sales of $63.4 million to $328.3 million in the first quarter 2011 is mainly the result of higher shipment volumes in the bauxite, primary aluminum and flat rolled products segments, as well as the increase in LME prices, as reflected in the pass-through nature of the flat rolled products segment. Additionally, in first quarter 2011, we recorded a $10.1 million non-cash LIFO expense, compared to a $0.9 million LIFO gain in first quarter 2010. This charge resulted primarily from the effects of rising prices on carbon-based products and the impact of higher LME prices on alumina and flat-rolled product inventories.

CORE stands for “Cost-Out, Reliability, and Effectiveness” and represents our productivity program. We believe CORE is an effective part of our efforts to manage productivity, where we identify opportunities throughout the organization to either remove existing costs, or to affect processes or business arrangements. We then utilize project teams to address identified opportunities. Although results will vary from year to year, our strategy is to use CORE projects to offset the effects of inflation and to mitigate the impact of unexpected cost increases on our business and profitability. Our CORE program target was to generate in total over

$140.0 million of savings from 2009 through 2011 – either in the form of cost savings, capital expenditure savings, or cash generation. In first quarter 2011, our results for this period reflect approximately $20.5 million in cost and capital expenditure savings pursuant to our CORE program. Added to the $120.1 million of CORE savings accomplished in 2009 and 2010, we have generated savings of $140.6 million, exceeding our three year $140.0 million CORE program goal.

Selling, general and administrative expenses

Selling, general and administrative expenses in first quarter 2010 were $29.0 million and decreased to $24.9 million in first quarter 2011. The decrease in expenses of $4.1 million resulted from the favorable impacts of $1.6 million of reduced pension expenses and $4.5 million and $0.5 million of restructuring charges and management fees, respectively, in first quarter 2010, for which there were no comparable charges in first quarter 2011. These favorable items were offset in part by (i) $1.6 million of increased stock compensation expenses related to restricted stock unit awards granted in first quarter 2011 and (ii) $0.9 million related to timing of legal expenses.

Operating income

Operating income in first quarter 2010 was $7.6 million and increased to $41.4 million in first quarter 2011. The increase in operating income of $33.8 million relates to sales margin (sales minus cost of sales) improvement of $29.7 million and a $4.1 million decrease in selling, general and administrative expenses, as discussed above.

Sales margin for first quarter 2010 was $36.6 million compared to $66.3 million in first quarter 2011. The increase of $29.7 million primarily resulted from the favorable impacts of higher external shipment volumes and realized prices coupled with cost savings achieved through our CORE program, as well as efficiencies gained in bringing the smelter back to full production.

Interest expense, net

Interest expense in first quarter 2010 was $9.2 million and decreased to $5.7 million in first quarter 2011. The decrease in interest expense of $3.5 million to $5.7 million in first quarter 2011 resulted from the repayment of debt during 2010 as well as the favorable impact of lower average interest rates in the first quarter 2011.

Gain on hedging activities, net

Gain on hedging activities was $1.7 million in first quarter 2010 and increased to $21.8 million in first quarter 2011. The increase of $20.1 million primarily related to the impact in the first quarter of 2010 of changes in fair value of aluminum hedges, which were terminated in May 2010. Reclassification of hedge gains from accumulated other comprehensive income (loss) into earnings was comparable in both periods.

Loss on debt repurchase

During first quarter 2010, we repaid $7.5 million and $215.9 million of outstanding debt under the term B loan and revolving credit facility, respectively. The loss on debt repurchase of $0.1 million in the first quarter 2010 related to the write off of deferred financing fees associated with the debt repayment. No debt repurchases were made during the three months ended March 31, 2011.

Income before income taxes

Income before income taxes was $0.0 million in first quarter 2010 and increased to $57.5 million in first quarter 2011. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three months ended March 31,
	2010	2011
	Increase (decrease) to pre-tax income
	$	$
Special items:
Restructuring costs	(4.5)	—
Loss on debt repurchase	(0.1)	—
Transaction related legal costs	(0.3)	—
Gain on hedging activities, net	1.7	21.8

Total	(3.2)	21.8

Income tax expense

Income tax expense was $0.1 million in first quarter 2010 compared to $19.2 million in first quarter 2011. Given the breakeven nature of first quarter 2010, the effective tax rate for that period is not meaningful. The provision for income taxes resulted in an effective tax rate of 33.4% for first quarter 2011. The first quarter 2011 effective tax rate was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.

Net income (loss)

Net loss was $0.1 million in first quarter 2010 and increased to net income of $38.3 million in first quarter 2011. The increase in net income of $38.4 million resulted from the net effects of $33.8 million of increased operating income, $20.1 million of increased gains on hedging activities and $3.5 million in reduced interest expenses, offset by $19.1 million of increased income taxes.

Three months ended March 31, 2010 compared to three months ended March 31, 2011 discussion of segment results

Bauxite

Sales to external customers from our bauxite segment for first quarter 2010 were $14.9 million, compared to $16.8 million for first quarter 2011. The increase primarily related to the favorable impact of higher external shipment volumes as a result of our agreement with the Government of Jamaica (“GOJ”) to increase our annual shipments to 5.4 million dry metric tons during each of the years 2011 and 2012 from 4.5 million dry metric tons under the previous agreement.

Segment profit in first quarter 2010 was $7.7 million compared to $6.4 million in first quarter 2011. This decrease of $1.3 million resulted from higher fuel prices and increased demurrage costs partially related to the previously announced port expansion project, which were mitigated in part by favorability of increased volume and internal pricing.

Alumina refining

Sales to external customers from our alumina refining segment for first quarter 2010 were $53.9 million compared to $61.1 million for first quarter 2011. This increase of $7.2 million is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing.

Segment profit in first quarter 2010 was $6.7 million compared to $22.9 million in first quarter 2011. First quarter 2011 segment profit reflects a 15.6% increase in average LME prices combined with savings from our CORE program, offset in part by increased input costs for bauxite and caustic soda.

Primary aluminum products

Sales to external customers from our primary aluminum products segment increased from $106.9 million reported in first quarter 2010 to $165.3 million in first quarter 2011, driven primarily by the 15.6% increase in LME prices and a 29.1% increase in the volume of value-added shipments resulting mostly from the New Madrid smelter becoming fully operational.

•	A 13.5% increase in realized MWTP in the first quarter 2011 compared to first quarter 2010 increased external primary aluminum products revenue by approximately $19.3 million.

•

A 36.6% increase in external primary aluminum shipments generated approximately $39.1 million additional revenue comparing first quarter 2011 to first quarter 2010. Shipment increases in first quarter 2011 compared to first quarter 2010 were driven by the increased volume of value-added shipments as discussed.

Primary aluminum products segment costs increased in first quarter 2011 compared to first quarter 2010, primarily due to increased power costs and raw materials, such as alumina, incurred to accommodate the 18.4% increase in shipments, as well as upward cost pressure in carbon-based products. The fuel adjustment clause associated with our power contract with Ameren resulted in additional fuel charges of $4.3 million recorded in cost of goods sold during first quarter 2011. We also anticipate the second quarter 2011 impact of the fuel adjustment clause to be approximately $4.3 million. We are not able to predict future fuel adjustment charges, as they are dependent on Ameren’s fuel costs and their off-system sales volume and pricing.

•

The integrated net cash cost of primary aluminum was $0.66 per pound in first quarter 2011, compared to $0.72 per pound in first quarter 2010. Our integrated net cash cost of primary aluminum during first quarter 2010 was negatively impacted by the inefficiencies associated with operating our integrated upstream business significantly below capacity in connection with the New Madrid power outage. The smelter became fully operational by the end of first quarter 2010.

Segment profit in first quarter 2010 was $26.4 million compared to $47.8 million in first quarter 2011. First quarter 2010 results reflect lower realized prices and the negative impact of the New Madrid power outage on volumes and cash cost. First quarter 2011 results were most significantly impacted by increased realized pricing, which was offset in part by increased raw materials inputs, such as alumina and power.

Flat rolled products

Sales in our flat rolled products segment were $125.8 million in first quarter 2010 compared to $151.4 million in first quarter 2011. The increase in sales of $25.6 million was primarily due to the increase in LME prices, as well as higher shipment volumes to external customers.

•	Rising LME prices contributed $14.3 million to the sales increase. Fabrication premiums were relatively unchanged.

•

Higher shipment volumes increased revenues by $11.3 million in the first quarter 2011 compared to first quarter 2010. Shipment volumes from our flat rolled products segment increased 8.9% to 91.3 million pounds in the first quarter 2011 primarily due to higher end-market demand.

Flat rolled products segment costs increased due to the increase in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.

Segment profit in first quarter 2010 was $11.2 million compared to $13.5 million in first quarter 2011. The increase in segment profit of $2.3 million reflects the impact of higher shipments resulting from increased customer demand as well as incremental improvements in fabrication premiums.

Corporate

Corporate costs in first quarter 2010 were $6.4 million compared to $6.6 million in first quarter 2011. The decrease is largely due to variability in legal and consulting fees.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our revolving credit facility. For the three months ended March 31, 2011, cash provided by operating activities was $21.1 million. At March 31, 2011, we had cash and cash equivalents of $41.5 million. Our revolving credit facility has a $242.7 million borrowing capacity. We had no amounts outstanding, although we had outstanding letters of credit of $27.5 million, which resulted in $215.2 million available for borrowing under the revolving credit facility at March 31, 2011.

As of December 31, 2010 and March 31, 2011, our total indebtedness was as follows (in millions):

	December 31, 2010	March 31, 2011
	$	$
Noranda AcquisitionCo:
Term B loan due 2014	78.2	78.2
AcquisitionCo Notes due 2015	341.5	341.5
Revolving credit facility	—	—

Total debt	419.7	419.7

The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Three months ended March 31,
	2010	2011
	$	$
Cash provided by operating activities	100.6	21.1
Cash used in investing activities	(13.0)	(13.5)
Cash provided by (used in) financing activities	(223.3)	0.1

Change in cash and cash equivalents	(135.7)	7.7

Operating activities

Operating activities generated $100.6 million of cash in first quarter 2010 compared to $21.1 million in first quarter 2011. First quarter 2010 included $72.7 million of cash settlements related to fixed-price aluminum hedges. In first quarter 2011, we produced $75.7 million of Adjusted EBITDA, comprising $82.1 million of total segment profit less $6.4 million of cash payments on natural gas hedges. (Adjusted EBITDA is defined and discussed under the following “Covenant Compliance and Financial Ratios” section.) During first quarter 2011, the Company made $15.1 million of pension funding and other payments, $10.0 million of interest and income tax payments, and $29.5 million of operating working capital payments.

Investing activities

Capital expenditures were $13.0 million in the three months ended March 31, 2010 and $13.5 million in the three months ended March 31, 2011.

•

Property, plant and equipment accrued in accounts payable and not yet paid were $3.7 million for the three months ended March 31, 2011 and are not reflected as capital expenditures on the statement of cash flows.

•

During third quarter 2010, we announced that we had initiated steps to complete a $38 million capital project at our New Madrid smelter facility. We expect the project to increase the smelter’s annual metal production by approximately 35 million pounds during 2013. We anticipate the capital spending will be spread primarily over 2011, 2012, and 2013 and do not expect additional capacity on-line until 2013. During the three months ended March 31, 2011, we invested approximately $0.6 million toward the expansion project, for a total of $1.8 million invested.

•

During fourth quarter 2010, we began an $8.0 million port expansion project at our bauxite mining facility in Jamaica. The project will allow us to increase shipping volumes and lower our costs, while supporting the new contract with our third party bauxite customer. We spent approximately $1.0 million on the port expansion during first quarter 2011, for a total of $4.3 million invested (excluding $2.0 million that remains accrued as of March 31, 2011). We have concluded the first phase of the project.

Financing activities

During the three months ended March 31, 2010, our financing cash flows mainly reflected debt reduction and issuance of common stock. During the three months ended March 31, 2011, our financing cash flows reflected the excess tax benefit of share-based payment arrangements.

We have made a permitted election under the indentures governing our AcquisitionCo Notes to pay all interest due thereunder on May 15, 2011 entirely as paid in kind interest.

Covenant Compliance and Financial Ratios

Upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. In addition, certain covenants contained in our debt agreements restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends and engaging in mergers, acquisitions and certain other investments) unless we meet certain standards in respect of the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the “fixed-charge coverage ratio”) or the ratio of our senior secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the “net senior secured leverage ratio”). Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA, and in some cases our net income, on a quarterly basis. Our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default. We met all financial ratio thresholds as of March 31, 2011.

The minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

Noranda AcquisitionCo:

Actual as of
			December 31, 2010	March 31, 2011

AcquisitionCo Notes due 2015(1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	6.3 to 1	6.9 to 1
Term B loan and revolving credit facility leverage ratio(2)	Net Senior Secured Leverage Ratio	Maximum 3.0 to 1.0	0.2 to 1	0.2 to 1

(1)

Fixed charges are the sum of consolidated interest expenses and all cash dividend payments in respect of preferred stock. In measuring interest expense for the ratio, pro forma effect is given to any repayment or issuance of debt as if such transaction occurred at the beginning of the trailing four-quarter period. For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2010 and March 31, 2011 were $36.1 million and $35.6 million, respectively.

(2)

As used in calculating this ratio, “senior secured net debt” means the amount outstanding under our term B loan and the revolving credit facility, plus other first-lien secured debt (of which we have none as of March 31, 2011), less “unrestricted cash” and “permitted investments” (as defined under our senior secured credit facilities). At December 31, 2010, senior secured debt was $78.2 million and unrestricted cash and permitted investments were $26.5 million, resulting in senior secured net debt of $51.7 million. At March 31, 2011, senior secured debt was $78.2 million and unrestricted cash and permitted investments were $34.5 million, resulting in senior secured net debt of $43.7 million.

Management uses “Adjusted EBITDA” as a liquidity measure in respect of the fixed-charge coverage ratio and the net senior secured leverage ratio, as defined in our debt agreements. As used herein, Adjusted EBITDA means net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate certain non-cash expenses, restructuring charges, related party management fees, certain non-recurring charges resulting from purchase accounting and other specified items of income or expense as outlined below (in millions):

	Three months ended March 31,		Twelve months ended	Last twelve months ended
	2010	2011	December 31, 2010	March 31, 2011
	$	$	$	$
Adjusted EBITDA	57.0	75.7	226.1	244.8
Last in, first out and lower of cost or market inventory adjustments(a)	0.9	(10.1)	0.4	(10.6)
Loss on disposal of assets	(1.5)	(1.1)	(4.0)	(3.6)
Non-cash pension, accretion and stock compensation	(3.6)	(3.7)	(14.9)	(15.0)
Restructuring, relocation and severance	(5.0)	(0.4)	(11.9)	(7.3)
Consulting and sponsor fees	(1.6)	(0.3)	(18.9)	(17.6)
Interest rate swaps	—	—	(11.0)	(11.0)
Loss on debt repurchase	(0.1)	—	(0.1)	—
Charges/fees related to early extinguishment of derivatives	(4.1)	—	(9.0)	(4.9)
Non-cash derivative gains and losses(b)(c)	(8.7)	27.0	73.2	108.9
Purchase accounting and other(d)	2.0	(0.3)	1.8	(0.5)
Depreciation and amortization	(26.1)	(23.6)	(98.7)	(96.2)
Interest expense, net	(9.2)	(5.7)	(31.1)	(27.6)
Income tax expense (benefit)	(0.1)	(19.2)	(35.0)	(54.1)

Net income (loss)	(0.1)	38.3	66.9	105.3

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, income from continuing operations, operating income or any other performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA excludes certain tax payments that may represent a reduction in cash available to us; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; and does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness. Adjusted EBITDA also includes incremental stand-alone costs and adds back non-cash hedging gains and losses, and certain other non-cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider our Adjusted EBITDA as an alternative to operating income or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended March 31,		Twelve months ended
	2010	2011	December 31, 2010
	$	$	$
Adjusted EBITDA	57.0	75.7	226.1
Settlements from hedge terminations, net	58.7	—	164.6
Stock compensation expense	0.4	2.0	5.9
Changes in other assets	(0.3)	(5.8)	(10.0)
Changes in pension and other long-term liabilities	10.5	3.1	(0.6)
Changes in operating asset and liabilities	(9.1)	(25.1)	(32.2)
Income taxes	—	(19.0)	(20.2)
Interest expense, net	(8.3)	(5.0)	(7.4)
Non-cash pension, accretion and stock compensation	(3.6)	(3.7)	(14.9)
Restructuring, relocation and severance	(5.0)	(0.4)	(11.9)
Consulting and sponsor fees	(1.6)	(0.3)	(18.9)
Interest rate swaps	—	—	(11.0)
Purchase accounting and other(d)	1.9	(0.4)	1.4

Cash flow from operating activities	100.6	21.1	270.9

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

(b)

We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/paid (in millions):

	Three months ended		Twelve months ended	Last twelve months ended
	March 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011
	$	$	$	$
Fixed priced aluminum swaps	(14.0)	—	(24.2)	(10.2)
Variable price aluminum swaps and other	(0.5)	1.2	(2.5)	(0.8)
Natural gas swaps	4.0	(6.4)	23.3	12.9
Interest rate swaps	—	—	11.0	11.0

Total	(10.5)	(5.2)	7.6	12.9

The previous table presents fixed price aluminum swap cash settlement amounts net of early termination discounts totaling $4.1 million in the three months ended March 31, 2010 and $9.0 million in the twelve months ended December 31, 2010.

(c)

During third quarter 2010, we concluded that certain non-cash hedge gains should be excluded for purposes of calculating Adjusted EBITDA under the credit agreement governing our senior secured credit facilities. As such, we excluded from the calculation of Adjusted EBITDA hedge gains totaling $53.6 million for the year ended December 31, 2010.

(d)

Represents impact from inventory step-up and other adjustments arising from adjusting assets acquired and liabilities assumed in the Joint Venture Transaction to their fair values as well as other immaterial non-recurring items. As discussed in our 2010 Annual Report on Form 10-K, the Joint Venture Transaction closed on August 31, 2009, whereby we became the sole owner of Gramercy and St. Ann.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 7, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the description of our legal proceedings previously disclosed in our Annual Report on Form 10K, as filed on March 7, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as filed on March 7, 201l.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION

Date: April 26, 2011	/S/ ROBERT B. MAHONEY
Robert B. Mahoney
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

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

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Certain portions of this document have been omitted pursuant to a confidential treatment request.