Form 10-Q
period 2011-06-30
Noranda Aluminum Holding CORP
filed 2011-08-05
CIK 1422105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 26, 2011, there were 67,222,884 shares of Noranda common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except par value)

(unaudited)

	December 31, 2010	June 30, 2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	33.8	84.8
Accounts receivable, net	131.6	149.6
Inventories, net	201.1	210.2
Taxes receivable	—	2.9
Prepaid expenses	12.9	20.5
Other current assets	19.2	29.2

Total current assets	398.6	497.2

Property, plant and equipment, net	719.9	701.6
Goodwill	137.6	137.6
Other intangible assets, net	73.0	70.1
Other assets	85.6	87.9

Total assets	1,414.7	1,494.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	95.7	134.0
Accrued liabilities	54.9	57.7
Taxes payable	4.8	—
Derivative liabilities, net	23.2	22.8
Deferred tax liabilities	48.5	52.2

Total current liabilities	227.1	266.7

Long-term debt	419.7	428.5
Long-term derivative liabilities, net	18.4	10.1
Pension and other post-retirement liabilities	116.0	115.5
Other long-term liabilities	57.9	55.8
Deferred tax liabilities	277.9	261.4
Common stock subject to redemption (0.2 shares at December 31, 2010 and at June 30, 2011)	2.0	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at December 31, 2010 and at June 30, 2011)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 66.81 shares issued and outstanding at December 31, 2010, 67.21 shares issued and outstanding at June 30, 2011, including 0.2 shares subject to redemption at December 31, 2010 and June 30, 2011)	0.7	0.7
Capital in excess of par value	227.7	232.0
Retained earnings (accumulated deficit)	(8.2)	77.5
Accumulated other comprehensive income	69.5	38.2

Total shareholders’ equity	289.7	348.4
Non-controlling interest	6.0	6.0

Total equity	295.7	354.4

Total liabilities and equity	1,414.7	1,494.4

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share information)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	$	$	$	$
Sales	334.9	426.3	636.4	820.9
Operating costs and expenses:
Cost of sales	291.0	353.1	555.9	681.4
Selling, general and administrative expenses	43.1	20.6	72.1	45.5

Total operating costs and expenses	334.1	373.7	628.0	726.9

Operating income	0.8	52.6	8.4	94.0

Other (income) expense:
Interest expense, net	8.6	5.5	17.8	11.2
Gain on hedging activities, net	(20.6)	(24.3)	(22.3)	(46.1)
Loss on debt repurchase	2.5	—	2.6	—

Total other income	(9.5)	(18.8)	(1.9)	(34.9)

Income before income taxes	10.3	71.4	10.3	128.9
Income tax expense	3.4	24.0	3.5	43.2

Net income	6.9	47.4	6.8	85.7

Net income per common share:
Basic	$0.14	$0.71	$0.15	$1.28
Diluted	$0.14	$0.69	$0.14	$1.26
Weighted-average common shares outstanding:
Basic	49.09	66.93	46.44	66.88
Diluted	50.10	68.32	47.08	68.22

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2009	—	0.4	16.1	(75.1)	144.8	6.0	92.2
Components of comprehensive loss:
Net income	—	—	—	66.9	—	—	66.9
Pension loss, net of tax of $4.6	—	—	—	—	(8.4)	—	(8.4)
Unrealized loss on derivatives, net of tax of $8.4	—	—	—	—	(14.7)	—	(14.7)
Reclassification of derivative amounts realized in net income, net of tax of $29.9	—	—	—	—	(52.2)	—	(52.2)

Total comprehensive loss							(8.4)
Issuance of common shares	—	0.3	205.7	—	—	—	206.0
Stock compensation expense related to equity awards	—	—	5.9	—	—	—	5.9

Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7

Components of comprehensive income:
Net income	—	—	—	85.7	—	—	85.7
Unrealized loss on derivatives, net of tax of $1.2	—	—	—	—	(1.8)	—	(1.8)
Reclassification of derivative amounts realized in net income, net of tax of $16.6	—	—	—	—	(29.5)	—	(29.5)

Total comprehensive income	—	—	—	—	—	—	54.4
Excess tax benefit related to share-based payment arrangements	—	—	0.7	—	—	—	0.7
Issuance of common shares	—	—	0.6	—	—	—	0.6
Stock compensation expense related to equity awards	—	—	3.0	—	—	—	3.0

Balance, June 30, 2011	—	0.7	232.0	77.5	38.2	6.0	354.4

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six months ended June 30,
	2010	2011
	$	$
OPERATING ACTIVITIES
Net income	6.8	85.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51.2	48.1
Non-cash interest expense	13.2	10.3
Last in, first out and lower of cost or market inventory adjustments	10.7	19.2
Loss on disposal of assets	1.9	1.5
Gain on hedging activities, net of cash settlements	(4.5)	(58.0)
Settlements from hedge terminations, net	164.6	—
Loss on debt repurchase	2.6	—
Deferred income taxes	(2.6)	5.4
Excess tax benefit related to share-based payment arrangements	—	(0.7)
Stock compensation expense	4.0	3.5
Changes in other assets	(7.7)	(6.9)
Changes in pension, other post-retirement and other long-term liabilities	4.3	(2.3)
Changes in current operating assets and liabilities:
Accounts receivable, net	(32.4)	(18.0)
Inventories, net	(14.5)	(28.6)
Taxes receivable and taxes payable	(8.4)	(7.1)
Other current assets	16.8	(18.1)
Accounts payable	19.7	40.4
Accrued liabilities	(6.7)	2.2

Cash provided by operating activities	219.0	76.6

INVESTING ACTIVITIES
Capital expenditures	(27.8)	(29.3)
Proceeds from sale of property, plant and equipment	0.2	2.4

Cash used in investing activities	(27.6)	(26.9)

FINANCING ACTIVITIES
Proceeds from issuance of common shares	82.9	0.6
Repayments on revolving credit facility	(215.9)	—
Repayments of long-term debt	(193.9)	—
Excess tax benefit related to share-based payment arrangements	—	0.7

Cash provided by (used in) financing activities	(326.9)	1.3

Change in cash and cash equivalents	(135.5)	51.0
Cash and cash equivalents, beginning of period	167.2	33.8

Cash and cash equivalents, end of period	31.7	84.8

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.	ACCOUNTING POLICIES

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

Common stock offerings

On May 19, 2010, we completed an initial public offering (“IPO”) of 11.5 million shares of common stock at an $8.00 per share public offering price on the New York Stock Exchange (NYSE: NOR). The net proceeds after the underwriting discounts, commissions, fees and expenses amounted to $82.9 million. We used those net proceeds from the offering together with $95.9 million of proceeds from settling all outstanding fixed price aluminum hedges, to repurchase the $66.4 million remaining principal amount of outstanding Noranda HoldCo Senior Floating Rate Notes due 2014 (“HoldCo Notes”), and to repay $110.0 million principal amount outstanding under the term B loan. The remaining $2.4 million was used for other corporate purposes.

In connection with the IPO, pursuant to our amended and restated certificate of incorporation, our authorized capital stock increased from 100.0 million to 225.0 million, of which 200.0 million ($0.01 par value) is designated as common stock and 25.0 million (at $0.01 par value) is designated as preferred stock. As of June 30, 2011, no preferred stock is outstanding.

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

Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows includes depreciation of property, plant and equipment, amortization of intangibles and amortization of other long-term assets as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	$	$	$	$
Depreciation of property, plant and equipment and other	22.6	21.1	46.2	42.6
Amortization of intangible assets	1.4	1.5	3.0	3.0
Amortization of other long-term assets	1.1	1.9	2.0	2.5

Total depreciation and amortization	25.1	24.5	51.2	48.1

Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $3.0 million for the six months ended June 30, 2011 and are not reflected as capital expenditures in the accompanying unaudited consolidated statements of cash flows. For the six months ended June 30, 2011, we capitalized interest of $0.3 million related to long-term capital projects.

Cash paid for interest and income taxes was as follows (in millions):

	Six months ended June 30,
	2010	2011
	$	$
Interest	4.2	1.4
Income taxes	24.4	42.3
Jamaican income taxes (prepayment)	—	4.0

3.	INVENTORIES

We use the last in, first out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued using the first in, first out (“FIFO”) method. Product inventories at our bauxite mining operations in St. Ann, Jamaica and our alumina refinery operations in Gramercy, Louisiana, and supplies inventories at our smelter in New Madrid, Missouri are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise 24.9% and 21.8% of total product inventories, at cost, at December 31, 2010 and June 30, 2011, respectively. Inventories, net, consisted of the following (in millions):

	December 31, 2010	June 30, 2011
	$	$
Raw materials, at cost	61.3	75.6
Work-in-process, at cost	66.1	70.2
Finished goods, at cost	27.7	24.0

Total product inventories, at cost	155.1	169.8
LIFO adjustments	13.1	(3.7)

Product inventories, at lower of cost or market	168.2	166.1
Supplies	32.9	44.1

Total inventories, net	201.1	210.2

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives	December 31, 2010	June 30, 2011
	(in years)	$	$
Land	—	47.5	48.7
Buildings and improvements	10 — 47	127.0	127.2
Machinery and equipment	3 — 50	817.6	821.2
Construction in progress	—	34.5	42.1

Property, plant and equipment, at cost		1,026.6	1,039.2
Accumulated depreciation		(306.7)	(337.6)

Total property, plant and equipment, net		719.9	701.6

5.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash and cash equivalents consisted of the following (in millions):

	December 31, 2010	June 30, 2011
	$	$
Cash	12.4	19.3
Money market funds (see Note 17, “Fair Value Measurements”)	21.4	65.5

Total cash and cash equivalents	33.8	84.8

Accounts receivable, net, consisted of the following (in millions):

	December 31, 2010	June 30, 2011
	$	$
Trade	131.8	149.7
Allowance for doubtful accounts	(0.2)	(0.1)

Total accounts receivable, net	131.6	149.6

Other current assets consisted of the following (in millions):

	December 31, 2010	June 30, 2011
	$	$
Current foreign deferred tax asset	2.8	1.5
Employee loans receivable, net	2.1	2.1
Restricted cash (see Note 16, “Commitments and Contingencies”)	9.8	21.9
Other current assets	4.5	3.7

Total other current assets	19.2	29.2

Other assets consisted of the following (in millions):

	December 31, 2010	June 30, 2011
	$	$
Deferred financing costs, net of amortization	11.0	9.5
Cash surrender value of life insurance	24.0	24.1
Pension asset	5.9	5.9
Restricted cash (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	13.6	14.5
Supplies	16.1	13.7
Prepaid Jamaican income taxes	5.0	9.0
Other	10.0	11.2

Total other assets	85.6	87.9

Accrued liabilities consisted of the following (in millions):

	December 31, 2010	June 30, 2011
	$	$
Compensation and benefits	26.7	22.3
Workers’ compensation	4.1	4.2
Other operating expenses	10.2	17.3
Asset retirement obligations (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	2.2	1.8
Land obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	2.2	2.9
Reclamation obligation (see Note 13 “Reclamation, Land and Asset Retirement Obligations”)	2.8	2.2
Environmental remediation obligations (see Note 16, “Commitments and Contingencies”)	2.0	2.0
Obligations to the Government of Jamaica	4.0	3.9
Pension and other post-retirement liabilities	0.7	0.6
Restricted stock unit liability awards (see Note 9, “Shareholders’ Equity and Share-Based Payments”)	—	0.5

Total accrued liabilities	54.9	57.7

Other long-term liabilities consisted of the following (in millions):

	December 31, 2010	June 30, 2011
	$	$
Reserve for uncertain tax positions	10.5	10.6
Workers’ compensation	11.6	11.8
Asset retirement obligations (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	12.7	13.5
Land obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	4.5	5.8
Reclamation obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	6.6	5.9
Environmental remediation obligations (see Note 16, “Commitments and Contingencies”)	2.3	2.3
Deferred interest payable	2.3	—
Deferred compensation and other	7.4	5.9

Total other long-term liabilities	57.9	55.8

Accumulated other comprehensive income (“AOCI”) consisted of the following (in millions):

	December 31, 2010	June 30, 2011
	$	$
Unrealized gains on cash flow hedges, net of tax of $75.1 at December 31, 2010 and $57.2 at June 30, 2011	132.1	100.8
Pension loss, net of tax of $36.8 at December 31, 2010 and $36.8 at June 30, 2011	(62.6)	(62.6)

Total accumulated other comprehensive income	69.5	38.2

6.	LONG-TERM DEBT

Our outstanding debt consisted of the following (dollars in millions):

	December 31, 2010			June 30, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (“AcquisitionCo Notes”)	341.5	309.0	5.19	350.3	332.8	4.42
Term B loan due 2014	78.2	78.2	2.01	78.2	78.2	1.94
Revolving credit facility	—	—	—	—	—	—

Total debt	419.7			428.5

In second quarter 2010, AcquisitionCo and HoldCo issued $9.1 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively, as payment-in-kind for interest due May 15, 2010. During second quarter 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind for interest due May 15, 2011. For subsequent periods after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash.

Loss on debt repurchase

During second quarter 2010, we repaid $110.0 million of our term B loan and repurchased the remaining $66.4 million of outstanding principal balance of our HoldCo Notes with proceeds from our IPO in May 2010 and proceeds from the termination of fixed-price aluminum swaps, completed in connection with the IPO. Additionally, we repaid $10.0 million of our term B loan with proceeds from May 2010 hedge terminations. During the six months ended June 30, 2010, we repaid $127.5 million and $215.9 million of outstanding principal balances on the term B loan and revolving credit facility, respectively, and repurchased the $66.4 million of HoldCo Notes discussed above. No debt repurchases or repayments were made during the three and six months ended June 30, 2011. Debt repayments resulted in the accelerated amortization of $2.5 million and $2.6 million of deferred financing costs and unamortized debt issuance discount for the three and six months ended June 30, 2010, respectively. The loss on debt repurchased during the 2010 periods consisted of the following (in millions):

	Three months ended June 30, 2010
	HoldCo Notes	Term B loan	Total
	$	$	$
Net carrying amount of debt repurchased	(65.4)	(118.5)	(183.9)
Amount paid to repurchase debt	66.4	120.0	186.4

Loss on debt repurchase	1.0	1.5	2.5

	Six months ended June 30, 2010
	HoldCo Notes	Term B loan	Revolving credit facility	Total
	$	$	$	$
Net carrying amount of debt repurchased	(65.4)	(125.9)	(215.9)	(407.2)
Amount paid to repurchase debt	66.4	127.5	215.9	409.8

Loss on debt repurchase	1.0	1.6	—	2.6

7.	RESTRUCTURING

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

In connection with a decision to contract the substantial portion of our bauxite mining to third party contractors, on April 21, 2010, we announced a workforce reduction in our Jamaican bauxite mining operations. The workforce restructuring plan reduced headcount through involuntary terminations. We completed substantially all activities associated with this workforce reduction as of April 21, 2010.

These actions resulted in $3.2 million and $7.6 million of pre-tax restructuring charges in the three months and six months ended June 30, 2010, respectively, primarily due to one-time termination benefits and early retirement benefits. We recorded these charges in the accompanying unaudited consolidated statements of operations as a component of selling, general and administrative expenses and they were recorded when employee service requirements, if any, were met. We paid the majority of these restructuring expenses in 2010. We paid the remaining restructuring expenses of $0.5 million during the first six months of 2011.

8.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS

We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit pension plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor other post-retirement benefit (“OPEB”) plans for certain employees. These benefits include life and health insurance. In addition, we provide supplemental executive retirement benefits for certain executive officers.

Net periodic cost (benefit) was as follows (in millions):

	Noranda Pension
	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	$	$	$	$
Service cost	2.2	2.6	4.5	5.2
Interest cost	4.4	4.6	8.8	9.2
Expected return on plan assets	(5.1)	(4.9)	(8.4)	(9.8)
Actuarial loss	0.6	1.3	2.5	2.6
Prior service cost	0.1	0.1	0.2	0.2
Settlement and termination benefits	—	—	1.6	—

Net periodic cost	2.2	3.7	9.2	7.4

	St. Ann Pension
	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	$	$	$	$
Service cost	0.2	0.1	0.3	0.3
Interest cost	0.4	0.3	0.9	0.7
Expected return on plan assets	(0.6)	(0.4)	(1.3)	(0.9)
Recognized net loss	1.5	—	1.5	—
Net amortization and deferral	—	0.1	—	0.1
Curtailment gain	(1.5)	—	(1.5)	—

Net periodic cost (benefit)	—	0.1	(0.1)	0.2

	Noranda OPEB
	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	$	$	$	$
Service cost	0.1	0.1	0.2	0.2
Interest cost	0.1	0.1	0.2	0.2

Net periodic cost	0.2	0.2	0.4	0.4

	St. Ann OPEB
	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	$	$	$	$
Service cost	0.1	0.1	0.1	0.2
Interest cost	0.2	0.2	0.4	0.4
Recognized net (gain) loss	1.2	—	1.2	—
Net amortization and deferral	—	0.1	—	0.1
Curtailment gain	(1.2)	—	(1.2)	—

Net periodic cost	0.3	0.4	0.5	0.7

Employer contributions

During the six months ended June 30, 2011, we contributed $8.5 million to the Noranda pension plans and $0.2 million to the St. Ann pension plans. For the full year 2011, we anticipate contributing a total of $21.5 million to the Noranda pension plans, in order to maintain an Adjusted Funding Target Attainment Percentage under the Pension Protection Act of 2006 of 80%, and a total of $0.4 million to the St. Ann pension plans.

9.	SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS

We recorded stock compensation expense as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	$	$	$	$
Stock options	3.6	0.5	4.0	2.0
Restricted stock unit equity awards	—	0.7	—	1.0
Restricted stock unit liability awards	—	0.3	—	0.5

Total stock compensation expense	3.6	1.5	4.0	3.5

We reserved 3,800,000 shares of common stock for issuance under our 2007 Long-Term Incentive Plan. Employees and non-employee directors held 1,688,385 options at June 30, 2011. The investor director provider group held 140,000 options at June 30, 2011. The investor director provider group consists of the six full-time employees of our principal stockholders affiliated with Apollo Management VI (“Apollo”) who serve on our Board of Directors. Common stock shares awarded or sold to employees and non-employee directors under the plan totaled 940,232 shares through June 30, 2011. We had 604,383 shares available for issuance under the 2007 Long-Term Incentive Plan as of June 30, 2011.

We reserved 5,200,000 shares of common stock for issuance under our 2010 Incentive Award Plan. As of June 30, 2011, employees and non-employee directors held 493,927 service-vesting restricted stock units awards (“RSUs”) and a target amount of 243,038 performance-vesting RSUs. The number and grant date fair value of the performance awards to be issued, a maximum of 486,076 awards, will be based on Company performance for the years 2011 through 2013. We had 4,463,035 shares available for issuance under the 2010 Incentive Award Plan as of June 30, 2011.

In the first six months of 2011, we granted 90,000 service-vesting RSUs, (“the investor director provider RSUs,”) in lieu of RSUs that would otherwise be granted under the director compensation program to the investor director provider group. These investor director provider RSUs vest in December 2011 and June 2012, subject to the continued service of the Apollo employees as our directors. We will make a cash payment to Apollo equal to the fair market value of the outstanding investor director provider RSUs on the vesting dates. We account for the investor director provider RSUs as liability awards. We remeasure the fair value of the liability at each reporting date and adjust stock compensation expense so that the amount ultimately recorded as stock compensation expense will equal the cash paid on the vesting date (see Note 17 “Fair Value Measurements”). As of June 30, 2011, we have recorded $0.5 million in accrued liabilities in the accompanying unaudited consolidated balance sheet for these awards.

In May 2010, in connection with the Company’s IPO, stock options were modified to remove a call option which had created an implicit seven year vesting period. The effect of this modification was to accelerate expense recognition for certain fully-vested options and to change the amount of expense to be recognized based on an assumed forfeiture rate. We recognized $3.2 million of compensation expense for the three and six months ended June 30, 2010 in connection with this modification.

Our stock option activity and related information follows:

	Employee options and non-employee director options		Investor director provider options
	Common shares	Weighted-average exercise price	Common shares	Weighted-average exercise price
		$		$
Outstanding, December 31, 2010	2,087,056	1.76	140,000	9.00
Exercised	(398,671)	1.55	—	—

Outstanding, June 30, 2011	1,688,385	1.81	140,000	9.00

Fully vested, June 30, 2011 (weighted-average remaining contractual term of 6.2 years and 6.3 years, respectively)	1,052,132	2.10	140,000	9.00

Currently exercisable, June 30, 2011 (weighted-average remaining contractual term of 6.2 years and 6.3 years, respectively)	941,792	2.11	140,000	9.00

Our RSU activity follows:

	Non-vested employee and non-employee director service RSUs	Weighted- average grant date fair value	Target non-vested performance RSUs	Non-vested investor director provider RSUs	Fair value as of June 30, 2011
		$			$
Non-vested, December 31, 2010	103,524	11.63	—	—	—
Granted	390,403	15.40	243,038	90,000	15.14

Non-vested, June 30, 2011	493,927	14.61	243,038	90,000	15.14

We determined grant date fair value of service-vesting RSUs based on the closing price of our common stock on the grant date. We estimated a forfeiture rate of 2% for service-vesting RSUs based on the historical forfeiture rate for employee stock option grants of comparable size. We expect all non-employee director and investor director provider RSUs to vest. Service-vesting RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. We recognize stock compensation expense on a straight-line basis over the three year vesting period.

As of June 30, 2011, unrecognized stock compensation expense related to non-vested options, service-vesting RSUs and investor director provider RSUs was $7.9 million. We will recognize this amount over a weighted-average period of 1.5 years. We have not yet recognized stock compensation expense for performance-vesting RSUs because the performance conditions have not been determined as of June 30, 2011.

10.	INCOME TAXES

Our effective income tax rate was 34.0% for the six months ended June 30, 2010 and 33.5% for the six months ended June 30, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.

11.	NET INCOME PER COMMON SHARE

We present both basic and diluted earnings per share (“EPS”) on the face of the accompanying unaudited consolidated statements of operations. The calculation of basic and diluted EPS follows (in millions, except per share values):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Net income	$6.9	$47.4	$6.8	$85.7

Weighted-average common shares outstanding:
Basic	49.09	66.93	46.44	66.88
Effect of dilution	1.01	1.39	0.64	1.34

Diluted	50.10	68.32	47.08	68.22

Net income per common share:
Basic	$0.14	$0.71	$0.15	$1.28
Diluted	$0.14	$0.69	$0.14	$1.26

Certain stock options could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive options were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Antidilutive options	—	—	0.1	—

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

At the closing of our IPO in May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. We have no outstanding fixed price aluminum swaps at June 30, 2011.

Variable price aluminum swaps and other. From time to time, we enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable price aluminum swap contracts with various brokers, typically for terms less than one year. As of June 30, 2011, our outstanding variable price aluminum swaps were as follows:

	Average hedged price per pound	Pounds hedged annually
Year	$	(in millions)
2011	1.12	25.7
2012	1.20	0.4

		26.1

Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell at the actual Henry Hub Index Price. As of June 30, 2011, our outstanding natural gas swaps were as follows:

	Average price per million BTUs	BTUs hedged annually
Year	$	(in millions)
2011	7.28	4.0
2012	7.46	8.1

		12.1

Interest rate swaps. We have floating rate debt, which is subject to variations in interest rates. We have entered into an interest rate swap agreement to limit our exposure to floating interest rates through November 15, 2011. As of June 30, 2011, our outstanding interest rate swaps were as follows:

	Hedged LIBOR rate	Variable rate debt hedged
	%	($ in millions)
November 15, 2011	4.98	100.0

We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our consolidated balance sheets. The following table presents the fair values of our derivative instruments outstanding (in millions):

	December 31, 2010	June 30, 2011
	$	$
Variable price aluminum swaps and other	3.1	1.5
Natural gas swaps	(40.3)	(32.1)
Interest rate swaps	(4.4)	(2.3)

	(41.6)	(32.9)

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

	December 31, 2010	June 30, 2011
	$	$
Current derivative assets	3.4	2.1
Current derivative liabilities	(26.6)	(24.9)

Current derivative liabilities, net	(23.2)	(22.8)

Long-term derivative assets	0.1	—
Long-term derivative liabilities	(18.5)	(10.1)

Long-term derivative liabilities, net	(18.4)	(10.1)

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not (in millions):

	December 31, 2010				June 30, 2011
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Fixed price aluminum swaps	—	—	—	—	—	—	—	—
Variable price aluminum swaps and other	—	—	3.5	(0.4)	—	—	2.1	(0.6)
Natural gas swaps	—	(23.0)	—	(17.3)	—	(18.8)	—	(13.3)
Interest rate swaps	—	—	—	(4.4)	—	—	—	(2.3)

	—	(23.0)	3.5	(22.1)	—	(18.8)	2.1	(16.2)

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

•

Fixed price aluminum swaps. From January 1, 2008 to January 29, 2009, fixed price aluminum swaps were designated and qualified as cash flow hedges. As a result of the New Madrid power outage in January 2009, we concluded that certain hedged sale transactions were no longer probable of occurring, and we discontinued hedge accounting for all our fixed price aluminum sale swaps on January 29, 2009. At that date, amounts were frozen in AOCI until such time as they are reclassified into earnings in the period the hedged sales occur, or until it is determined that the original forecasted sales are probable of not occurring.

•

Natural gas swaps. We entered into certain natural gas contracts during the fourth quarter of 2009 that qualified for and were designated as cash flow hedges based on a portion of estimated consumption of natural gas.

The following table presents the net amount of unrealized gains (losses) on cash flow hedges that were reported as a component of AOCI at June 30, 2011, and the expected timing of those amounts being reclassified into earnings (in millions):

	Amounts expected to be reclassified into earnings		Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI at June 30, 2011
	July 1, 2011 to June 30, 2012	Thereafter
	$	$	$
Fixed price aluminum swaps	112.6	64.2	176.8
Natural gas swaps	(12.8)	(6.0)	(18.8)

	99.8	58.2	158.0

Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through gains (losses) on hedging activities in the accompanying unaudited consolidated statements of operations. The following table presents how our hedging activities affected our accompanying unaudited consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges	Total
	Amounts reclassified from AOCI	Change in fair value
	$	$	$
Three months ended June 30, 2010:
Fixed price aluminum swaps	(22.3)	(5.9)	(28.2)
Variable price aluminum swaps and other	—	6.6	6.6
Natural gas swaps	1.5	(0.7)	0.8
Interest rate swaps	—	0.2	0.2

Total (gain) loss on hedging activities	(20.8)	0.2	(20.6)

Three months ended June 30, 2011:
Fixed price aluminum swaps	(30.1)	—	(30.1)
Variable price aluminum swaps and other	—	1.3	1.3
Natural gas swaps	3.4	1.0	4.4
Interest rate swaps	—	0.1	0.1

Total (gain) loss on hedging activities	(26.7)	2.4	(24.3)

Six months ended June 30, 2010:
Fixed price aluminum swaps	(39.0)	(1.5)	(40.5)
Variable price aluminum swaps and other	—	6.9	6.9
Natural gas swaps	1.8	8.1	9.9
Interest rate swaps	—	1.4	1.4

Total (gain) loss on hedging activities	(37.2)	14.9	(22.3)

Six months ended June 30, 2011:
Fixed price aluminum swaps	(53.4)	—	(53.4)
Variable price aluminum swaps and other	—	(1.1)	(1.1)
Natural gas swaps	7.2	1.1	8.3
Interest rate swaps	—	0.1	0.1

Total (gain) loss on hedging activities	(46.2)	0.1	(46.1)

13.	RECLAMATION, LAND, AND ASSET RETIREMENT OBLIGATIONS

Reclamation obligation

St. Ann has a reclamation obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. A summary of our reclamation obligation activity at St. Ann follows (in millions):

Six months ended June 30, 2011
$
Balance, beginning of period	9.4
Additional liabilities incurred	0.9
Liabilities settled	(2.3)
Accretion expense	0.1

Balance, end of period	8.1

Land obligation

In cases where land to be mined is privately owned, St. Ann offers to purchase the residents’ homes for cash, relocate the residents to another area, or a combination of these two options. We record land acquired for mining in other assets in our consolidated balance sheets and amortize these costs over three years. We record land acquired to relocate residents as property, plant and equipment in our consolidated balance sheets until we develop the land into a subdivision. Costs to develop the land and move the residents are recorded as land obligation liabilities in our consolidated balance sheets as these costs are incurred. Relocating residents occurs over a period of time, often over several years. As such, estimates of the cost to complete our obligations are subject to revision; therefore, it is reasonably possible that adjustment to the land obligations liabilities maybe necessary as we fulfill our obligations.

During second quarter 2011, we recorded $1.3 million of additional amortization expense related to a first quarter increase to the land obligation to reflect updated estimates related to relocating residents. The additional amortization was not material to our financial statements as of and for the three months ended March 31, 2011 or for the three months ended June 30, 2011.

Asset retirement obligations

Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of red mud wastes from its refining process.

A summary of our asset retirement obligation activity follows (in millions):

Six months ended June 30, 2011
$
Balance, beginning of period	14.9
Additional liabilities incurred	0.4
Liabilities settled	(0.4)
Accretion expense	0.4

Balance, end of period	15.3

We had $9.2 million of restricted cash in an escrow account at December 31, 2010 and $9.2 million at June 30, 2011 as security for the payment of red mud lake closure obligations that will arise under state environmental laws upon the termination of operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.

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

The following amounts related to NJBP are included in our unaudited consolidated balance sheets (in millions):

	December 31, 2010			June 30, 2011
	NJBP balances	Impact of eliminations	Impact on consolidated statements	NJBP balances	Impact of eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.5	—	0.5	0.1	—	0.1
Accounts receivable, net	16.1	(16.1)	—	15.1	(15.1)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	8.6	—	8.6	16.6	—	16.6
Other current assets	1.4	—	1.4	2.3	—	2.3
Property, plant and equipment, net	38.4	—	38.4	38.8	—	38.8
Haul roads, net and other assets	2.7	—	2.7	4.8	—	4.8
Accounts payable	(43.1)	36.0	(7.1)	(53.4)	39.1	(14.3)
Accrued liabilities	(4.6)	—	(4.6)	(4.5)	—	(4.5)
Environmental, land and reclamation liabilities	(8.3)	—	(8.3)	(8.0)	—	(8.0)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)

Net investment and advances to NJBP	5.7	19.9	25.6	5.8	24.0	29.8

15.	RELATED PARTY TRANSACTIONS

We entered into a management consulting and advisory services agreement with Apollo on May 18, 2007 for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provided for annual fees of $2.0 million, payable in one lump sum annually. Historically, we expensed approximately $0.5 million of such fees each quarter within selling, general and administrative expenses in our consolidated statements of operations. Upon completion of our IPO in second quarter 2010, as permitted by the terms of that management agreement, Apollo terminated the agreement and received a $13.5 million fee from the Company. This payment consisted of $1.0 million in management fees accrued in 2010 prior to the termination of the management agreement and $12.5 million in accelerated management fees due upon termination of the management agreement. The fee is included in selling, general and administrative expenses in our consolidated statements of operations for the three months and six months ended June 30, 2010.

We sell flat rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in millions):

Quarter-to-date	$
Three months ended June 30, 2010	3.2
Three months ended June 30, 2011	2.4

Year-to-date	$
Six months ended June 30, 2010	6.7
Six months ended June 30, 2011	5.0

We have historically sold flat rolled aluminum products to Richardson Trident Co., which was acquired in first quarter of 2011 by Metals USA Holdings Corp, a portfolio company of Apollo. Sales to Metals USA Holdings Corp. and its subsidiaries were as follows (in millions):

Quarter-to-date	$
Three months ended June 30, 2010	1.9
Three months ended June 30, 2011	3.5

Year-to-date	$
Six months ended June 30, 2010	4.4
Six months ended June 30, 2011	7.3

16.	COMMITMENTS AND CONTINGENCIES

Labor Commitments

We are a party to six collective bargaining agreements: the United Steelworkers of America (“USWA”); the International Association of Machinists and Aerospace Workers (“IAMAW”); the University and Allied Workers Union (“UAWU”); and the Union of Technical, Administrative and Supervisory Personnel (“UTASP”).

•	The agreement with the USWA at our Gramercy refinery expired in September 2010, and on October 1, 2010 a new five year labor agreement with the USWA was ratified by the refinery’s union members.

•	The agreement at St. Ann with the UAWU expired on April 30, 2010. We are currently in negotiation to finalize the terms of a three year agreement with the UAWU.

•	The agreement at St. Ann with the UTASP expired in December 2010. A claim for a new contract was received in June 2011 and negotiations will start in third quarter 2011.

•	The agreement with the IAMAW at our Newport rolling mill expired in May 2011, and on June 1, 2011, a new three year labor agreement went into effect.

•	All other collective bargaining agreements expire within the next five years.

We have completed the process of formalizing recognition of a third union at St. Ann with the Bustamante Industrial Trade Union (“BITU”). During third quarter 2011, we expect to finalize terms of a three year agreement with the BITU, which is expected to extend through December 2012.

Legal Contingencies

We are a party to legal proceedings incidental to our business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

Environmental Matters

In addition to our asset retirement obligations discussed in Note 13, “Reclamation, Land and Asset Retirement Obligations,” we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of both December 31, 2010 and June 30, 2011, we have undiscounted liabilities of $2.0 million in accrued liabilities and $2.3 million in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Approximately two-thirds of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represents monitoring costs which will be incurred ratably over a 30 year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on future costs. No other third parties are involved in any ongoing environmental remediation activities with us.

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

Power Contract

Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with Ameren pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $4.2 million over the life of the contract. These minimum purchase requirements represent significantly less power usage than we require, given the power-intensive nature of our smelter facility. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause (“FAC”).

On June 21, 2010, the Missouri Public Service Commission (“MoPSC”) ruled on the power rate case filed by Ameren on July 24, 2009. The MoPSC’s ruling resulted in no significant change to the base power rate for the New Madrid smelter. Charges related to the FAC were $4.5 million and $8.7 million in the three months and six months ended June 30, 2011, respectively, and are recorded in cost of goods sold in the accompanying unaudited consolidated statements of operations. We anticipate the third quarter 2011 impact of FAC to be approximately $4.1 million; however, we are not able to predict future FAC charges, as they are dependent on Ameren’s fuel costs and off system sales volume and prices.

On September 3, 2010, Ameren filed a new rate case with the MoPSC seeking an 11% base rate increase. In July 2011, the MoPSC ruled on this rate case approving Ameren to increase its base rates by $172 million state-wide, which will increase our base rate by 5.2% effective July 31, 2011. We are currently appealing several rate-related issues, including the previous two rate rulings and the amount of cost increases related to the fuel adjustment clause. As of December 31, 2010 and June 30, 2011, other current assets (See Note 5, “Supplemental Balance Sheet Information”) included $9.8 million and $21.9 million, respectively, held in escrow by the Missouri Circuit Court for disputed amounts related to these appeals.

17.	FAIR VALUE MEASUREMENTS

The fair values and fair value hierarchy level of our assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	December 31, 2010				June 30, 2011
	Level 1	Level 2	Level 3	Total fair value	Level 1	Level 2	Level 3	Total fair value
	$	$	$	$	$	$	$	$
Cash equivalents	21.4	—	—	21.4	65.5	—	—	65.5
Derivative assets	—	3.5	—	3.5	—	2.1	—	2.1
Derivative liabilities	—	(45.1)	—	(45.1)	—	(35.0)	—	(35.0)
RSU liability awards	—	—	—	—	(0.5)	—	—	(0.5)

Total	21.4	(41.6)	—	(20.2)	65.0	(32.9)	—	32.1

Cash equivalents are temporary cash investments with high credit quality financial institutions, which include money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments are valued based upon unadjusted, quoted prices in active markets and are classified within Level 1.

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

We discuss the RSU liability awards in Note 9, “Shareholders’ Equity and Share-Based Payments.” The fair value of this Level 1 liability was determined based on the closing market price of our common stock on June 30, 2011.

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

There were no transfers between fair value hierarchy levels during the six months ended June 30, 2011.

18.	SEGMENTS

We manage and operate our business segments based on the markets we serve and the products we produce. We have five reportable segments consisting of bauxite, alumina refining, primary aluminum products, flat rolled products and corporate.

During third quarter 2010, as we continued to formalize our internal reporting practices, we revised our segment performance measure to be “segment profit (loss)” rather than the previously reported U.S. GAAP basis segment operating income. Segment profit (loss) (in which certain items, primarily non-recurring costs or non-cash expenses, are not allocated to the segments and in which certain items, primarily the income statement effects of current period cash settlements of hedges, are allocated to the segments) is a measure used by management as a basis for resource allocation. We have reported our segment results for the three and six months ended June 30, 2010 in conformity with the updated segment performance measure. This change in segment performance measure had no impact on our historical consolidated financial position, results of operations or cash flows.

The following tables summarize operating results and assets of our reportable segments and include a reconciliation of segment profit (loss) to income before income taxes (in millions):

	Three months ended June 30, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	10.2	55.8	128.1	140.8	—	—	334.9
Intersegment	17.4	40.0	33.6	—	—	(91.0)	—

Total sales	27.6	95.8	161.7	140.8	—	(91.0)	334.9

Segment profit (loss)	4.6	19.1	31.2	14.6	(7.3)	0.3	62.5
Depreciation and amortization	2.6	5.0	12.1	5.2	0.2	—	25.1
Capital expenditures	1.4	2.6	7.7	2.7	0.4	—	14.8

	Three months ended June 30, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	4.6	19.1	31.2	14.6	(7.3)	0.3	62.5
Depreciation and amortization	(2.6)	(5.0)	(12.1)	(5.2)	(0.2)	—	(25.1)
Last in, first out and lower of cost or market inventory adjustments	—	—	(6.9)	(2.7)	—	—	(9.6)
Loss on disposal of assets	—	—	(0.4)	—	—	—	(0.4)
Non-cash pension, accretion and stock compensation	(0.2)	(0.2)	(1.0)	(0.7)	(3.7)	—	(5.8)
Restructuring, relocation and severance	(3.0)	—	—	—	(0.3)	—	(3.3)
Consulting and sponsor fees	—	—	—	—	(17.1)	—	(17.1)
Cash settlements on hedging transactions	—	—	—	0.2	—	—	0.2
Other, net	(0.1)	0.1	0.1	(0.2)	(0.2)	(0.3)	(0.6)

Operating income (loss)	(1.3)	14.0	10.9	6.0	(28.8)	—	0.8

Interest expense, net							8.6
Gain on hedging activities, net							(20.6)
Loss on debt repurchase							2.5

Total other income							(9.5)

Income before income taxes							10.3

	Three months ended June 30, 2011
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	17.8	60.5	174.3	173.7	—	—	426.3
Intersegment	18.6	48.7	18.3	—	—	(85.6)	—

Total sales	36.4	109.2	192.6	173.7	—	(85.6)	426.3

Segment profit (loss)	6.0	27.6	48.0	16.2	(7.2)	(2.1)	88.5
Depreciation and amortization	2.8	5.2	11.6	4.6	0.3	—	24.5
Capital expenditures	2.3	3.0	6.1	3.7	0.7	—	15.8

	Three months ended June 30, 2011
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	6.0	27.6	48.0	16.2	(7.2)	(2.1)	88.5
Depreciation and amortization	(2.8)	(5.2)	(11.6)	(4.6)	(0.3)	—	(24.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	(3.6)	(2.4)	—	(3.0)	(9.0)
(Gain) loss on disposal of assets	0.7	—	(0.7)	(0.4)	—	—	(0.4)
Non-cash pension, accretion and stock compensation	(0.2)	(0.2)	(0.7)	(0.6)	(1.6)	—	(3.3)
Restructuring, relocation and severance	—	(0.1)	—	(0.1)	—	—	(0.2)
Consulting and sponsor fees	—	—	—	—	(0.1)	—	(0.1)
Cash settlements on hedging transactions	—	—	(0.2)	(1.4)	—	—	(1.6)
Other, net	0.1	—	(0.3)	0.1	(0.2)	3.5	3.2

Operating income (loss)	3.8	22.1	30.9	6.8	(9.4)	(1.6)	52.6

Interest expense, net							5.5
Gain on hedging activities, net							(24.3)

Total other income							(18.8)

Income before income taxes							71.4

	Six months ended June 30, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	25.1	109.7	235.0	266.6	—	—	636.4
Intersegment	30.1	77.8	60.1	—	—	(168.0)	—

Total sales	55.2	187.5	295.1	266.6	—	(168.0)	636.4

Segment profit (loss)	12.3	25.8	57.6	25.8	(13.7)	(2.4)	105.4
Depreciation and amortization	5.6	10.4	24.4	10.4	0.4	—	51.2
Capital expenditures	2.9	4.2	15.3	4.5	0.9	—	27.8

	Six months ended June 30, 2010
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	12.3	25.8	57.6	25.8	(13.7)	(2.4)	105.4
Depreciation and amortization	(5.6)	(10.4)	(24.4)	(10.4)	(0.4)	—	(51.2)
Last in, first out and lower of cost or market inventory adjustments	—	—	(6.6)	(4.0)	—	(0.1)	(10.7)
Loss on disposal of assets	—	—	(1.5)	(0.4)	—	—	(1.9)
Non-cash pension, accretion and stock compensation	(0.4)	(0.8)	(1.8)	(1.2)	(5.2)	—	(9.4)
Restructuring, relocation and severance	(3.1)	(1.6)	(1.9)	(1.4)	(0.3)	—	(8.3)
Consulting and sponsor fees	—	—	—	—	(18.7)	—	(18.7)
Cash settlements on hedging transactions	—	—	0.1	(0.3)	—	—	(0.2)
Other, net	—	2.1	—	(0.2)	(0.2)	1.7	3.4

Operating income (loss)	3.2	15.1	21.5	7.9	(38.5)	(0.8)	8.4

Interest expense, net							17.8
Gain on hedging activities, net							(22.3)
Loss on debt repurchase							2.6

Total other income							(1.9)

Income before income taxes							10.3

	Six months ended June 30, 2011
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	34.6	121.6	339.6	325.1	—	—	820.9
Intersegment	39.9	91.5	33.8	—	—	(165.2)	—

Total sales	74.5	213.1	373.4	325.1	—	(165.2)	820.9

Segment profit (loss)	12.4	50.5	95.8	29.7	(13.8)	(4.0)	170.6
Depreciation and amortization	4.4	10.4	23.3	9.4	0.6	—	48.1
Capital expenditures	5.4	5.3	12.2	5.7	0.7	—	29.3

	Six months ended June 30, 2011
	Bauxite	Alumina refining	Primary aluminum products	Flat rolled products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	12.4	50.5	95.8	29.7	(13.8)	(4.0)	170.6
Depreciation and amortization	(4.4)	(10.4)	(23.3)	(9.4)	(0.6)	—	(48.1)
Last in, first out and lower of cost or market inventory adjustments	—	—	(8.4)	(8.3)	—	(2.5)	(19.2)
(Gain) loss on disposal of assets	0.7	—	(1.2)	(1.0)	—	—	(1.5)
Non-cash pension, accretion and stock compensation	(0.3)	(0.3)	(1.4)	(1.2)	(3.8)	—	(7.0)
Restructuring, relocation and severance	—	(0.2)	(0.2)	(0.1)	(0.1)	—	(0.6)
Consulting and sponsor fees	—	—	—	—	(0.4)	—	(0.4)
Cash settlements on hedging transactions	—	—	(0.4)	(2.4)	—	—	(2.8)
Other, net	—	(0.2)	(0.2)	—	(0.2)	3.6	3.0

Operating income (loss)	8.4	39.4	60.7	7.3	(18.9)	(2.9)	94.0

Interest expense, net							11.2
Gain on hedging activities, net							(46.1)

Total other income							(34.9)

Income before income taxes							128.9

	December 31, 2010	June 30, 2011
	$	$
Segment assets:
Bauxite	135.2	153.3
Alumina refining	229.2	223.1
Primary aluminum products	605.4	612.7
Flat rolled products	411.9	429.4
Corporate	74.3	125.3
Eliminations	(41.3)	(49.4)

Total assets	1,414.7	1,494.4

19.	SUBSIDIARY ISSUER OF GUARANTEED NOTES

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

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

As of December 31, 2010

(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	7.3	20.4	2.5	3.6	—	33.8
Accounts receivable, net:
Trade	—	—	128.1	3.5	—	131.6
Affiliates	21.4	11.9	—	14.4	(47.7)	—
Inventories, net	—	—	176.0	27.2	(2.1)	201.1
Prepaid expenses	0.2	—	4.2	8.5	—	12.9
Other current assets	—	—	12.5	6.7	—	19.2

Total current assets	28.9	32.3	323.3	63.9	(49.8)	398.6

Investments in affiliates	356.5	1,265.7	—	—	(1,622.2)	—
Advances due from affiliates	—	19.3	516.7	63.5	(599.5)	—
Property, plant and equipment, net	—	—	663.6	56.3	—	719.9
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	73.0	—	—	73.0
Other assets	—	11.0	59.6	15.0	—	85.6

Total assets	385.4	1,328.3	1,773.8	198.7	(2,271.5)	1,414.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	0.1	—	88.1	7.5	—	95.7
Affiliates	—	21.3	14.4	12.0	(47.7)	—
Accrued liabilities	—	0.3	38.1	16.5	—	54.9
Taxes payable	(23.0)	(27.4)	55.6	0.3	(0.7)	4.8
Derivative liabilities, net	—	—	23.2	—	—	23.2
Deferred tax liabilities	0.1	—	48.4	—	—	48.5

Total current liabilities	(22.8)	(5.8)	267.8	36.3	(48.4)	227.1

Long-term debt	—	419.7	—	—	—	419.7
Long-term derivative liabilities, net	—	—	18.4	—	—	18.4
Pension and other post-retirement liabilities	—	—	105.3	10.7	—	116.0
Other long-term liabilities	0.1	2.3	44.3	11.2	—	57.9
Advances due to affiliates	78.0	521.5	—	—	(599.5)	—
Deferred tax liabilities	38.4	34.1	204.8	2.0	(1.4)	277.9
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	227.7	352.1	1,199.7	83.7	(1,635.5)	227.7
Retained earnings (accumulated deficit)	(8.2)	(65.1)	(142.2)	55.1	152.2	(8.2)
Accumulated other comprehensive income (loss)	69.5	69.5	75.7	(6.3)	(138.9)	69.5

Total shareholders’ equity	289.7	356.5	1,133.2	132.5	(1,622.2)	289.7
Non-controlling interest	—	—	—	6.0	—	6.0

Total equity	289.7	356.5	1,133.2	138.5	(1,622.2)	295.7

Total liabilities and equity	385.4	1,328.3	1,773.8	198.7	(2,271.5)	1,414.7

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Balance Sheet

As of June 30, 2011

(in millions)

(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	7.5	65.8	4.9	6.6	—	84.8
Accounts receivable, net:
Trade	—	—	145.2	4.4	—	149.6
Affiliates	21.5	11.9	1.9	19.7	(55.0)	—
Inventories, net	—	—	182.0	33.2	(5.0)	210.2
Taxes receivable	66.2	30.9	(95.5)	(0.4)	1.7	2.9
Prepaid expenses	0.2	—	13.6	6.7	—	20.5
Other current assets	—	—	23.1	6.1	—	29.2

Total current assets	95.4	108.6	275.2	76.3	(58.3)	497.2

Investments in affiliates	415.2	1,332.5	—	—	(1,747.7)	—
Advances due from affiliates	—	59.9	604.7	63.5	(728.1)	—
Property, plant and equipment, net	—	—	644.9	56.7	—	701.6
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	70.1	—	—	70.1
Other assets	—	9.5	57.3	21.1	—	87.9

Total assets	510.6	1,510.5	1,789.8	217.6	(2,534.1)	1,494.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	119.4	14.6	—	134.0
Affiliates	—	21.5	19.8	13.8	(55.1)	—
Accrued liabilities	0.5	2.3	35.5	19.4	—	57.7
Derivative liabilities, net	—	—	22.8	—	—	22.8
Deferred tax liabilities	(0.1)	(0.5)	52.9	—	(0.1)	52.2

Total current liabilities	0.4	23.3	250.4	47.8	(55.2)	266.7

Long-term debt	—	428.5	—	—	—	428.5
Long-term derivative liabilities, net	—	—	10.1	—	—	10.1
Pension and other post-retirement liabilities	—	—	104.2	11.3	—	115.5
Other long-term liabilities	0.1	—	43.9	11.8	—	55.8
Advances due to affiliates	118.6	609.5	—	—	(728.1)	—
Deferred tax liabilities	41.1	34.0	187.3	2.1	(3.1)	261.4
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	232.0	352.1	1,199.7	83.7	(1,635.5)	232.0
Retained earnings (accumulated deficit)	77.5	24.9	(50.2)	61.2	(35.9)	77.5
Accumulated other comprehensive income (loss)	38.2	38.2	44.4	(6.3)	(76.3)	38.2

Total shareholders’ equity	348.4	415.2	1,193.9	138.6	(1,747.7)	348.4
Non-controlling interest	—	—	—	6.0	—	6.0

Total equity	348.4	415.2	1,193.9	144.6	(1,747.7)	354.4

Total liabilities and equity	510.6	1,510.5	1,789.8	217.6	(2,534.1)	1,494.4

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statements of Operations

(in millions)

(unaudited)

	Three months ended June 30, 2010
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	324.7	27.6	(17.4)	334.9

Operating costs and expenses:
Cost of sales	—	—	285.9	22.5	(17.4)	291.0
Selling, general and administrative expenses	4.1	17.9	14.6	6.5	—	43.1

Total operating costs and expenses	4.1	17.9	300.5	29.0	(17.4)	334.1

Operating income (loss)	(4.1)	(17.9)	24.2	(1.4)	—	0.8
Other (income) expense:
Interest expense (income), net	2.3	7.6	0.2	(1.5)	—	8.6
Gain on hedging activities, net	—	—	(20.6)	—	—	(20.6)
Loss on debt repurchase	1.0	1.5	—	—	—	2.5

Total other (income) expense	3.3	9.1	(20.4)	(1.5)	—	(9.5)

Income (loss) before income taxes	(7.4)	(27.0)	44.6	0.1	—	10.3
Income tax (benefit) expense	(2.2)	(8.9)	14.4	0.1	—	3.4
Equity in net income (loss) of subsidiaries	12.1	30.2	—	—	(42.3)	—

Net income (loss)	6.9	12.1	30.2	—	(42.3)	6.9

	Three months ended June 30, 2011
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non- guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	408.6	36.3	(18.6)	426.3

Operating costs and expenses:
Cost of sales	—	—	341.5	30.2	(18.6)	353.1
Selling, general and administrative expenses	1.8	0.3	16.2	2.3	—	20.6

Total operating costs and expenses	1.8	0.3	357.7	32.5	(18.6)	373.7

Operating income (loss)	(1.8)	(0.3)	50.9	3.8	—	52.6
Other (income) expense:
Interest expense (income), net	(0.1)	5.6	—	—	—	5.5
Gain on hedging activities, net	—	—	(24.3)	—	—	(24.3)

Total other (income) expense	(0.1)	5.6	(24.3)	—	—	(18.8)

Income (loss) before income taxes	(1.7)	(5.9)	75.2	3.8	—	71.4
Income tax (benefit) expense	(0.4)	(2.0)	25.1	1.3	—	24.0
Equity in net income (loss) of subsidiaries	48.7	52.6	—	—	(101.3)	—

Net income (loss)	47.4	48.7	50.1	2.5	(101.3)	47.4

NORANDA ALUMINUM HOLDING CORPORATION

Consolidating Statements of Operations

(in millions)

(unaudited)

	Six months ended June 30, 2010
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	611.3	55.2	(30.1)	636.4

Operating costs and expenses:
Cost of sales	—	—	543.8	42.2	(30.1)	555.9
Selling, general and administrative expenses	4.8	18.5	39.0	9.8	—	72.1

Total operating costs and expenses	4.8	18.5	582.8	52.0	(30.1)	628.0

Operating income (loss)	(4.8)	(18.5)	28.5	3.2	—	8.4
Other (income) expense:
Interest expense (income), net	6.2	15.5	0.2	(4.1)	—	17.8
Gain on hedging activities, net	—	—	(22.3)	—	—	(22.3)
Loss on debt repurchase	1.0	1.6	—	—	—	2.6

Total other (income) expense	7.2	17.1	(22.1)	(4.1)	—	(1.9)

Income (loss) before income taxes	(12.0)	(35.6)	50.6	7.3	—	10.3
Income tax (benefit) expense	(3.6)	(11.6)	16.3	2.4	—	3.5
Equity in net income (loss) of subsidiaries	15.2	39.2	—	—	(54.4)	—

Net income (loss)	6.8	15.2	34.3	4.9	(54.4)	6.8

	Six months ended June 30, 2011
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	786.4	74.4	(39.9)	820.9

Operating costs and expenses:
Cost of sales	—	—	661.8	59.5	(39.9)	681.4
Selling, general and administrative expenses	4.3	0.3	34.4	6.5	—	45.5

Total operating costs and expenses	4.3	0.3	696.2	66.0	(39.9)	726.9

Operating income (loss)	(4.3)	(0.3)	90.2	8.4	—	94.0
Other (income) expense:
Interest expense (income), net	(0.2)	11.4	—	—	—	11.2
Gain on hedging activities, net	—	—	(46.1)	—	—	(46.1)
Loss on debt repurchase	—	—	—	—	—	—

Total other (income) expense	(0.2)	11.4	(46.1)	—	—	(34.9)

Income (loss) before income taxes	(4.1)	(11.7)	136.3	8.4	—	128.9
Income tax (benefit) expense	(1.1)	(3.9)	45.4	2.8	—	43.2
Equity in net income (loss) of subsidiaries	88.7	96.5	—	—	(185.2)	—

Net income (loss)	85.7	88.7	90.9	5.6	(185.2)	85.7

F-26

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statements of Cash Flows

(in millions)

(unaudited)

	Six months ended June, 2010
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(31.7)	222.8	23.7	4.2	—	219.0

INVESTING ACTIVITIES
Capital expenditures	—	—	(24.9)	(2.9)	—	(27.8)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2

Cash used in investing activities	—	—	(24.7)	(2.9)	—	(27.6)

FINANCING ACTIVITIES
Proceeds from issuance of common shares	82.9	—	—	—	—	82.9
Repayments on revolving credit facility	—	(215.9)	—	—	—	(215.9)
Repayment of long-term debt	(66.4)	(127.5)	—	—	—	(193.9)
Distribution (to parent) from subsidiary	0.9	(0.9)	—	—	—	—

Cash provided by (used in) financing activities	17.4	(344.3)	—	—	—	(326.9)

Change in cash and cash equivalents	(14.3)	(121.5)	(1.0)	1.3	—	(135.5)
Cash and cash equivalents, beginning of period	21.4	140.5	4.3	1.0	—	167.2

Cash and cash equivalents, end of period	7.1	19.0	3.3	2.3	—	31.7

NORANDA ALUMINUM HOLDING CORPORATION

Condensed Consolidating Statements of Cash Flows

(in millions)

(unaudited)

	Six months ended June 30, 2011
	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(1.7)	46.0	26.3	6.0	—	76.6

INVESTING ACTIVITIES
Capital expenditures	—	—	(23.9)	(5.4)	—	(29.3)
Proceeds from sale of property, plant and equipment	—	—	—	2.4	—	2.4

Cash used in investing activities	—	—	(23.9)	(3.0)	—	(26.9)

FINANCING ACTIVITIES
Proceeds from issuance of common shares	0.6	—	—	—	—	0.6
Excess tax benefit related to share-based payment arrangements	0.7	—	—	—	—	0.7
Distribution (to parent) from subsidiary	0.6	(0.6)	—	—	—	—

Cash provided by (used in) financing activities	1.9	(0.6)	—	—	—	1.3

Change in cash and cash equivalents	0.2	45.4	2.4	3.0	—	51.0
Cash and cash equivalents, beginning of period	7.3	20.4	2.5	3.6	—	33.8

Cash and cash equivalents, end of period	7.5	65.8	4.9	6.6	—	84.8

F-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our second quarter 2011 operating results reflect the combined effects of continued strong aluminum industry fundamentals, our integrated business model, and our efforts to take costs out of the business and improve operating effectiveness. As a result, we produced year-over-year growth in revenue, profitability and liquidity:

•

Strong demand in billet, rod, and high-purity sow product groups allowed us to capitalize on higher London Metal Exchange (“LME”) aluminum prices, resulting in 27.3% revenue growth over second quarter 2010.

•	Revenue growth offset the effects of higher input costs and drove a $51.8 million increase in operating income over second quarter 2010.

•

Our second quarter 2011 integrated net cash cost for primary aluminum products was $0.70 per pound compared to $0.66 per pound in second quarter 2010 reflecting upward pressure in key input costs such as energy (natural gas in our alumina refining segment and oil-based fuels in our bauxite segment), carbon-based products (primarily in our aluminum products segment) and chemical products (alumina refining segment).

•	Our operations generated $55.5 million of cash flow in second quarter 2011, including $23.4 million cash from operating working capital reductions.

•	Adjusted EBITDA was $82.5 million, 16% higher than second quarter 2010.

CORE stands for “Cost-Out, Reliability, and Effectiveness” and represents our productivity program. We believe CORE is an effective part of our efforts to manage productivity, where we identify opportunities throughout the organization to either remove existing costs, or to affect processes or business arrangements. We then utilize project teams to address identified opportunities. Although results will vary from year to year, our strategy is to use CORE projects to offset the effects of inflation and to mitigate the impact of unexpected cost increases on our business and profitability. Our CORE program target was to generate in total over $140.0 million of savings from 2009 through 2011 in the form of cost savings, capital expenditure savings, or cash generation. In second quarter 2011, our results reflect approximately $15.2 million in cost and capital expenditure savings pursuant to our CORE program. Added to the $120.1 million of CORE savings accomplished in the years 2009 and 2010, and the 2011 first quarter CORE savings of $22.4 million, we have generated total savings of $157.7 million, exceeding our three year $140.0 million CORE program goal. Therefore, we are launching a new three year CORE program. For the years 2011 through 2013, we will start measuring this three year program at the beginning of 2011. We are targeting $140 million dollars in new savings in the form of cost savings, capital avoidance or cash generation.

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

Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Part II, Item 1A “Risk Factors,” and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010. All forward-looking information in this report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies and Estimates

Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP.”) Preparation of these financial statements requires management to make significant judgments and estimates. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Accounting Policies” in our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K, as filed March 7, 2011, for a discussion of our critical accounting policies and estimates.

Segment changes

During third quarter 2010, we revised our segment performance measure to be “segment profit” rather than segment operating income. All segment information presented herein has been revised to reflect the new reporting measure. The segment changes had no impact on our historical consolidated financial position, results of operations or cash flows.

Inventory Valuation

An actual valuation of inventory under the last-in, first-out (“LIFO”) method can be made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, we calculate a LIFO reserve each quarter, giving consideration to expected year-end inventory pricing.

The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the six months ended June 30, 2011, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary aluminum segment:
Coke	10% increase in price	(0.7)
Alumina	$0.10 increase in LME per pound	(2.1)
Flat rolled products segment:
Metal	$0.10 increase in LME per pound	(5.6)

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
	$	$	$	$
Statements of operations data (unaudited, in millions):
Sales	334.9	426.3	636.4	820.9
Operating costs and expenses:
Cost of sales	291.0	353.1	555.9	681.4
Selling, general and administrative expenses	43.1	20.6	72.1	45.5

Total operating costs and expenses	334.1	373.7	628.0	726.9

Operating income	0.8	52.6	8.4	94.0

Other (income) expense:
Interest expense, net	8.6	5.5	17.8	11.2
Gain on hedging activities, net	(20.6)	(24.3)	(22.3)	(46.1)
Loss on debt repurchase	2.5	—	2.6	—

Total other income	(9.5)	(18.8)	(1.9)	(34.9)

Income before income taxes	10.3	71.4	10.3	128.9
Income tax expense	3.4	24.0	3.5	43.2

Net income	6.9	47.4	6.8	85.7

Net income per common share:
Basic	0.14	0.71	0.15	1.28
Diluted	0.14	0.69	0.14	1.26
Weighted-average common shares outstanding (in millions):
Basic	49.09	66.93	46.44	66.88
Diluted	50.10	68.32	47.08	68.22
Sales by segment (in millions):
Bauxite	27.6	36.4	55.2	74.5
Alumina refining	95.8	109.2	187.5	213.1
Primary aluminum products	161.7	192.6	295.1	373.4
Flat rolled products	140.8	173.7	266.6	325.1
Eliminations	(91.0)	(85.6)	(168.0)	(165.2)

Total	334.9	426.3	636.4	820.9

Segment profit (loss) (in millions):
Bauxite	4.6	6.0	12.3	12.4
Alumina refining	19.1	27.6	25.8	50.5
Primary aluminum products	31.2	48.0	57.6	95.8
Flat rolled products	14.6	16.2	25.8	29.7
Corporate	(7.3)	(7.2)	(13.7)	(13.8)
Eliminations	0.3	(2.1)	(2.4)	(4.0)

Total	62.5	88.5	105.4	170.6

Financial and other data:
Average realized Midwest transaction price (per pound)(1)	1.04	1.26	1.04	1.22
Integrated net cash cost for primary aluminum products (per pound shipped)(2)	0.66	0.70	0.69	0.68
Third party shipments:
Bauxite (kMts)	333.7	617.9	822.2	1,234.0
Alumina refining (kMts)	170.4	156.0	342.6	322.0
Primary aluminum products (pounds, in millions)	113.1	129.3	208.2	259.2
Flat rolled products (pounds, in millions)	91.9	100.1	175.7	191.4
Intersegment shipments:
Bauxite (kMts)	726.3	608.4	1,254.3	1,269.0
Alumina refining (kMts)	127.9	132.1	229.2	257.0
Primary aluminum products (pounds, in millions)	33.4	14.7	59.1	27.8

(1)

The price for primary aluminum products consists of two components: the price quoted for primary aluminum ingot by the LME and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing. As a significant portion of our value-added products are sold at the prior month’s Midwest transaction price plus a fabrication premium, we calculate a “realized” price which reflects the specific pricing of sales transactions in each period.

(2)

Unit net cash cost for primary aluminum per pound represents our costs of producing commodity grade aluminum net of value-added premiums on primary aluminum sales. We have provided unit net cash cost per pound of aluminum shipped because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit net costs per pound shipped. Unit net cash cost per pound shipped is positively or negatively impacted by changes in primary aluminum, alumina and bauxite production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs. Unit net cash costs is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures used by other companies in our industry and should not be considered in isolation from or as an alternative to any performance measures derived in accordance with U.S. GAAP. The following table shows the calculation of integrated net cash cost of primary aluminum:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
Total primary aluminum cash cost (in millions)(a)	$96.6	$101.2	$183.9	$195.0
Total primary aluminum shipments (pounds in millions)	146.5	144.0	267.3	287.0

Integrated net cash cost for primary aluminum products (per pound shipped)	$0.66	$0.70	$0.69	$0.68

(a) Total primary aluminum cash cost is calculated below (in millions):
Total primary aluminum product sales	$161.7	$192.6	$295.1	$373.4
Less: fabrication premiums and other revenue	(9.9)	(11.9)	(17.9)	(23.7)

Realized Midwest transaction price revenue	151.8	180.7	277.2	349.7

Primary aluminum products segment profit	31.2	48.0	57.6	95.8
Alumina refining segment profit	19.1	27.6	25.8	50.5
Bauxite segment profit	4.6	6.0	12.3	12.4
Profit eliminations	0.3	(2.1)	(2.4)	(4.0)

Total	55.2	79.5	93.3	154.7

Total primary aluminum cash cost	$96.6	$101.2	$183.9	$195.0

Discussion of Operating Results

A discussion of our results of operations is presented for the three months and six months ended June 30, 2010 and June 30, 2011.

You should read the following discussion of our results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.

Three months ended June 30, 2010 compared to three months ended June 30, 2011 discussion of consolidated operating results

Sales

Sales for second quarter 2010 were $334.9 million compared to $426.3 million in second quarter 2011. The $91.4 million increase in sales is mainly the result of higher realized prices for aluminum and higher third-party shipment volumes in the bauxite, primary aluminum and flat rolled products segments.

•

The LME price improved from an average of $0.95 per pound during second quarter 2010 to $1.18 per pound during second quarter 2011. Our average realized Midwest transaction price (“MWTP”) for second quarter 2011 was $1.26 per pound, compared to $1.04 per pound in second quarter 2010. These realized price improvements contributed $56.5 million to our quarter-over-quarter sales growth.

•

Demand remained strong during second quarter 2011, particularly across the majority of product groups in our flat rolled products segment and for billet and rod in the primary aluminum products segment. The strong demand in these segments contributed to $30.9 million of quarter-over-quarter sales growth.

Cost of sales

Cost of sales for second quarter 2010 was $291.0 million compared to $353.1 million in second quarter 2011. The $62.1 million increase in cost of sales is mainly due to higher shipment volumes in the bauxite, primary aluminum and flat rolled products segments, as well as the increase in LME prices, as reflected in the pass-through nature of the flat rolled products segment, partially offset by CORE savings. Additionally, we recorded $9.0 million non-cash LIFO-related expenses in second quarter 2011. This charge resulted primarily from the effects of rising prices on carbon-based, energy and chemical products and the impact of higher LME prices on alumina and flat rolled product inventories.

Second quarter 2010 was adversely impacted by $9.6 million of non-cash lower-of-cost-or-market adjustments on a LIFO basis, due to late second quarter 2010 declines in the LME aluminum price.

Selling, general and administrative expenses

Selling, general and administrative expenses in second quarter 2010 were $43.1 million and decreased to $20.6 million in second quarter 2011. The $22.5 million expense decrease primarily consists of the following second quarter 2010 costs for which there were no comparable charges in second quarter 2011: (i) $12.5 million expense to terminate our management consulting agreement with our private equity sponsors (associated with Apollo Management VI) upon completion of our initial public offering; (ii) $5.2 million of legal and professional fees incurred in connection with the IPO, which were not directly related to the IPO; (iii) stock compensation expense of $3.2 million related to the change in vesting of certain stock options; and (iv) $3.2 million associated with our decision to move to contract mining at our Jamaican bauxite mine.

Operating income

Operating income in second quarter 2010 was $0.8 million compared to $52.6 million in second quarter 2011. The $51.8 million increase in operating income relates to $29.3 million improvement in sales margin (sales minus cost of sales) and the $22.5 million decrease in selling, general and administrative expenses, as discussed above.

Sales margin for second quarter 2010 was $43.9 million compared to $73.2 million in the second quarter 2011. The $29.3 million sales margin increase primarily resulted from the favorable impacts of higher external shipment volumes and realized prices coupled with cost savings achieved through our CORE program.

Interest expense, net

Interest expense in second quarter 2010 was $8.6 million and decreased to $5.5 million in second quarter 2011. The $3.1 million decrease in interest expense resulted from the repayment of debt during 2010. Average debt outstanding was $630.8 million during second quarter 2010, compared to $425.6 million during second quarter 2011.

Gain on hedging activities, net

Gain on hedging activities was $20.6 million in second quarter 2010 and increased to $24.3 million in second quarter 2011. The $3.7 million increase primarily related to variability in the LME price relative to our hedged variable-price aluminum transactions.

Loss on debt repurchase

During second quarter 2010, we repurchased the $66.4 million remaining principal amount of outstanding Noranda HoldCo Senior Floating Rate Notes due 2014 and repaid $110.0 million principal amount outstanding under the term B loan. The $2.5 million loss on debt repurchase in the second quarter 2010 related to the write off of deferred financing fees associated with the debt repayment. We did not repurchase any debt during the three months ended June 30, 2011.

Income before income taxes

Income before income taxes was $10.3 million in second quarter 2010 and increased to $71.4 million in the second quarter 2011. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three months ended June 30,
	2010	2011
	Increase (decrease) to pre-tax income
	$	$
Pre-tax impact of special items:
Restructuring	(3.2)	—
Loss on debt repurchase	(2.5)	—
Management agreement termination	(12.5)	—
Modification of stock options	(3.2)	—
Transaction related legal costs	(5.2)	—
Gain on hedging activities	20.6	24.3

Total pre-tax impact of special items	(6.0)	24.3
Income tax impact of special items	2.0	(8.1)

After-tax impact of special items	(4.0)	16.2

In addition, pre-tax income in the second quarter 2011 was favorably impacted by a $51.8 million increase in operating income, a $3.7 million increase in gains on hedging activities and a $3.1 million decrease in interest expenses.

Income tax expense

Income tax expense was $3.4 million in second quarter 2010 compared to $24.0 million in second quarter 2011. The provision for income taxes resulted in an effective tax rate of 33.0% for second quarter 2010 and 33.6% for second quarter 2011. Our effective tax rate in both periods was impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.

Net income

Net income was $6.9 million in second quarter 2010 and increased to $47.4 million in second quarter 2011. The $40.5 million increase primarily resulted from the increase in pre-tax income described above, offset by $20.6 million of increased income taxes.

Three months ended June 30 2010 compared to three months ended June 30, 2011 discussion of segment results

Bauxite

Sales to external customers from our bauxite segment for second quarter 2010 were $10.2 million, compared to $17.8 million for second quarter 2011. During the second quarter of 2010, the bauxite segment’s third party customer was unable to accept its committed level of bauxite. During the second quarter of 2011, third party customer demand was at customary levels.

Segment profit in second quarter 2010 was $4.6 million compared to $6.0 million in second quarter 2011. This $1.4 million increase resulted from higher production volumes and sales as discussed above, offset in part by higher fuel prices and increased weather-related demurrage costs.

Alumina refining

Sales to external customers from our alumina refining segment for second quarter 2010 were $55.8 million compared to $60.5 million for second quarter 2011. This $4.7 million increase is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing, partially offset by lower sales volume. In 2011, substantially all of our external shipments of smelter-grade alumina are priced at 15.5% of LME, compared to 14.5% in 2010. In both 2010 and 2011, our internal smelter-grade alumina sales price is 14.0% of LME.

Segment profit in second quarter 2010 was $19.1 million compared to $27.6 million in second quarter 2011. Second quarter 2011 segment profit was favorably impacted by a 24.3% increase in average LME prices or a $9.4 million favorable impact to revenue and savings from our CORE program. These improvements offset the effects of a higher bauxite transfer price, and upward pressure on input costs such as natural gas and chemical products.

Primary aluminum products

Sales to external customers from our primary aluminum products segment increased from $128.1 million in second quarter 2010 to $174.3 million in second quarter 2011.

•	A 21.2% increase in realized MWTP in the second quarter 2011 compared to second quarter 2010 increased external primary aluminum products revenue by approximately $27.9 million.

•

A 14.3% increase in external primary aluminum shipments generated approximately $18.3 million additional revenue comparing second quarter 2011 to second quarter 2010. Shipment increases in second quarter 2011 compared to second quarter 2010 was driven by the increased volume of value-added shipments resulting from improved demand due to the U.S. economic recovery.

Primary aluminum products segment costs increased in second quarter 2011 compared to second quarter 2010, primarily due to increased power costs and raw materials costs, such as alumina, associated with the 14.3% increase in shipments, as well as upward cost pressure on carbon-based products. Fuel adjustment charges through our power contract were $4.5 million during second quarter 2011, compared to $0.5 million in second quarter 2010.

•

The integrated net cash cost of primary aluminum was $0.70 per pound in second quarter 2011, compared to $0.66 per pound in second quarter 2010. This increase reflects the impact from higher costs for carbon-based products.

Segment profit improved from $31.2 million in second quarter 2010 to $48.0 million in second quarter 2011. The $16.8 million profit improvement reflects higher primary aluminum product shipment volumes and realized prices. These improvements were partially offset by higher power costs and increased raw materials inputs cost, primarily alumina transfer prices from Gramercy, as a result of higher LME prices.

Flat rolled products

Sales in our flat rolled products segment were $140.8 million in second quarter 2010 compared to $173.7 million in second quarter 2011. The $32.9 million increase in sales was primarily due to the increase in LME prices, as well as higher shipment volumes to external customers.

•	Rising LME prices contributed $20.3 million to the sales increase. Fabrication premiums were relatively unchanged.

•	An 8.9% increase in shipment volumes contributed $12.6 million to the revenue increase due to higher end-market demand associated with the U.S. economic recovery.

Flat rolled products segment costs increased due to the increase in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.

Segment profit in second quarter 2010 was $14.6 million compared to $16.2 million in second quarter 2011. The $1.6 million increase in segment profit reflects the impact of higher shipments resulting from increased seasonal customer demand.

Corporate

Corporate costs in second quarter 2010 of $7.3 million were comparable to corporate costs of $7.2 million in second quarter 2011.

Six months ended June 30, 2010 compared to six months ended June 30, 2011 discussion of consolidated operating results

Sales

Sales for the six months ended June 30, 2010 were $636.4 million compared to $820.9 million in the six months ended June 30, 2011. The $184.5 million increase is mainly the result of higher realized prices for aluminum and higher third-party shipment volumes in the bauxite, primary aluminum and flat rolled products segments.

•

The LME price improved from an average of $0.97 per pound during the 2010 period to $1.16 per pound during the 2011 period. Our average realized MWTP for the 2011 period was $1.22 per pound, compared to $1.04 per pound in the 2010 period.

•

Demand remained strong during the first six months of 2011, particularly across the majority of product groups in our flat rolled products segment and for billet and rod in the primary aluminum products segment.

Cost of sales

Cost of sales for the six months ended June 30, 2010 was $555.9 million compared to $681.4 million in the six months ended June 30, 2011. The $125.5 million increase is due to higher shipment volumes in the bauxite, primary aluminum and flat rolled products segments, as well as the increase in LME prices, as reflected in the pass-through nature of the flat rolled products segment. Additionally, in the 2011 period, we recorded $19.2 million of non-cash LIFO expense, compared to $10.7 million non-cash LIFO related inventory charges in the first six months of 2010. This charge in the 2011 period resulted primarily from the effects of rising carbon-based products prices and seasonal peak power rates in the primary aluminum products segment, and higher metal prices in the flat rolled products segment. The charge in the 2010 period was adversely impacted by declines in the LME aluminum price.

Selling, general and administrative expenses

Selling, general and administrative expenses in the six months ended June 30, 2010 were $72.1 million, and decreased to $45.5 million in the six months ended June 30, 2011. The decrease in expenses of $26.6 million primarily resulted from the favorable impact of $13.5 million of Apollo management consulting fees ($12.5 million related to the termination of the agreement in connection with our IPO) and $7.6 million of restructuring costs related to our workforce and contract mining restructuring plans, for which there were no comparable charges during the first six months of 2011. We also had lower legal and consulting fees of $4.0 million, primarily from transaction-related legal fees associated with our IPO process in the 2010 period with no comparable costs in the 2011 period, as well as reduced stock compensation and pension expenses of $2.6 million in the first six months of 2011, primarily related to stock compensation costs from accelerated vesting of options in connection with the IPO.

Operating income

Operating income in the six months ended June 30, 2010 was $8.4 million compared to $94.0 million in the six months ended June 30, 2011. The $85.6 million increase in operating income relates to sales margin (sales minus cost of sales) improvement of $59.0 million and a $26.6 million decrease in selling, general and administrative expenses, as discussed above.

Sales margin for the first six months of 2010 was $80.5 million compared to $139.5 million in the first six months of 2011. The sales margin increase of $59.0 million primarily resulted from the favorable impacts of higher external shipment volumes and realized prices coupled with cost savings achieved through our CORE program, as well as efficiencies gained in bringing the smelter back to full production.

Interest expense, net

Interest expense in the six months ended June 30, 2010 was $17.8 million and decreased to $11.2 million in the six months ended June 30, 2011. The $6.6 million decrease resulted from the repayment of debt during the 2010 period. Average debt outstanding was $704.3 million during the six months ended June 30, 2010, compared to $422.6 million during the six months ended June 30, 2011.

Gain on hedging activities, net

Gain on hedging activities was $22.3 million in the six months ended June 30, 2010 and increased to $46.1 million in the six months ended June 30, 2011. The increase of $23.8 million primarily related to the impact in the 2010 period of changes in fair value of fixed price aluminum hedges, which were terminated in May 2010 as well as variability in the LME price relative to our hedged variable-price aluminum transactions.

Loss on debt repurchase

During the six months ended June 30, 2010, we repurchased the $66.4 million remaining principal amount of outstanding HoldCo Notes and repaid $127.5 million and $215.9 million of outstanding debt under the term B loans and revolving credit facility, respectively. The loss on debt repurchase of $2.6 million in the 2010 period related to the write off of deferred financing fees associated with the debt repayment. No debt repurchases were made during the six months ended June 30, 2011.

Income before income taxes

Income before income taxes was $10.3 million for the six months ended June 30, 2010 and increased to $128.9 million in the six months ended June 30, 2011. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Six months ended June 30,
	2010	2011
	Increase (decrease) to pre-tax income
	$	$
Pre-tax impact of special items:
Restructuring	(7.6)	—
Loss on debt repurchase	(2.6)	—
Management agreement termination	(12.5)	—
Modification of stock options	(3.2)	—
Transaction related legal costs	(5.5)	—
Gain on hedging activities	22.3	46.1

Total pre-tax impact of special items	(9.1)	46.1
Income tax impact of special items	3.0	(15.4)

After-tax impact of special items	(6.1)	30.7

In addition, pre-tax income for the six months ended June 30, 2011 was favorably impacted by $85.6 million of increased operating income, $23.8 million of increased gains on hedging activities and $6.6 million in reduced interest expenses.

Income tax expense

Income tax expense was $3.5 million in the six months ended June 30, 2010 compared to $43.2 million in the six months ended June 30, 2011. The provision for income taxes resulted in an effective tax rate of 34.0% for the 2010 period and 33.5% for the 2011 period. Our effective tax rate in both periods was impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.

Net income

Net income was $6.8 million in the six months ended June 30, 2010 and increased to net income of $85.7 million in the six months ended June 30, 2011. The $78.9 million increase resulted from the increase in pre-tax income described above, offset by $39.7 million of increased income taxes.

Six months ended June 30, 2010 compared to six months ended June 30, 2011 discussion of segment results

Bauxite

Sales to external customers from our bauxite segment for the six months ended June 30, 2010 were $25.1 million, compared to $34.6 million for the six months ended June 30, 2011. During 2010, the bauxite segment’s third party customer was unable to accept its committed level of bauxite. During 2011, we are experiencing customary levels of demand from our third party customer.

Segment profit in the six months ended June 30, 2010 was $12.3 million compared to $12.4 million in the six months ended June 30, 2011. The higher bauxite sales discussed above were almost completely offset by higher demurrage and fuel costs, resulting in comparable year over year segment profit.

Alumina refining

Sales to external customers from our alumina refining segment for the six months ended June 30, 2010 were $109.7 million compared to $121.6 million for the six months ended June 30, 2011. This $11.9 million increase is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing.

Segment profit in the first six months of 2010 was $25.8 million compared to $50.5 million in the first six months of 2011. The 2011 period segment profit reflects a 19.8% increase in average LME prices combined with savings from our CORE program, offset in part by increased input costs for bauxite and caustic soda.

Primary aluminum products

Sales to external customers from our primary aluminum products segment increased from $235.0 million reported in the six months ended June 30, 2010 to $339.6 million in the six months ended June 30, 2011.

•	A 17.3% increase in realized MWTP in the 2011 period compared to the 2010 period increased external primary aluminum products revenue by approximately $47.0 million.

•

A 24.5% increase in external primary aluminum shipments generated approximately $57.6 million of additional revenue comparing the 2011 period to the 2010 period. Shipment increases in the 2011 period compared to the 2010 period were driven by the increased volume of value-added shipments, as discussed above.

Primary aluminum products segment costs increased in the first six months of 2011 compared to the first six months of 2010, primarily due to increased power and raw materials costs, such as alumina, incurred to accommodate the 24.5% increase in shipments, as well as upward cost pressure in carbon-based products. Fuel adjustment charges of $8.7 million were recorded in cost of goods sold during the first six months of 2011 compared to $0.5 million during the first six months of 2010.

•	The integrated net cash cost of primary aluminum was $0.68 per pound in the 2011 period, compared to $0.69 per pound in the 2010 period.

Segment profit in the 2010 period was $57.6 million compared to $95.8 million in the 2011 period. The 2010 period results reflect lower realized prices and the negative impact of the New Madrid power outage on volumes and cash cost. The 2011 period results were most significantly impacted by increased realized pricing and higher shipments, which were offset in part by increased raw materials inputs, such as alumina and power.

Flat rolled products

Sales in our flat rolled products segment were $266.6 million in the six months ended June 30, 2010 compared to $325.1 million in the six months ended June 30, 2011. The $58.5 million increase was primarily due to the increase in LME prices, as well as higher shipment volumes to external customers.

•	Rising LME prices contributed $34.7 million to the sales increase. Fabrication premiums were relatively unchanged.

•	An 8.9% increase in shipment volumes contributed $23.8 million to the revenue increase, primarily due to higher end-market demand associated with the U.S. economic recovery.

Flat rolled products segment costs increased due to the increase in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.

Segment profit in the first six months of 2010 was $25.8 million compared to $29.7 million in the first six months of 2011. The increase in segment profit of $3.9 million reflects the impact of higher shipments resulting from increased customer demand.

Corporate

Corporate costs in the six months ended June 30, 2010 of $13.7 million were comparable to corporate costs in the six months ended June 30, 2011 of $13.8 million.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our revolving credit facility. For the six months ended June 30, 2011, cash provided by operating activities totaled $76.6 million. At June 30, 2011, we had $84.8 million of cash and cash equivalents. Our revolving credit facility has a $242.7 million borrowing capacity. We had no amounts outstanding under our revolving credit facility, although we had outstanding letters of credit of $27.5 million, which resulted in $215.2 million available for borrowing under the revolving credit facility at June 30, 2011.

As of December 31, 2010 and June 30, 2011, our total indebtedness was as follows (in millions):

	December 31, 2010	June 30, 2011
	$	$
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (“AcquisitionCo Notes”)	341.5	350.3
Term B loan due 2014	78.2	78.2
Revolving credit facility	—	—

Total debt	419.7	428.5

The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Six months ended June 30,
	2010	2011
	$	$
Cash provided by operating activities	219.0	76.6
Cash used in investing activities	(27.6)	(26.9)
Cash provided by (used in) financing activities	(326.9)	1.3

Change in cash and cash equivalents	(135.5)	51.0

Operating activities

Operating activities generated $219.0 million of cash in the six months ended June 30, 2010 compared to $76.6 million in the six months ended June 30, 2011. The 2010 period included $164.6 million of cash settlements related to fixed-price aluminum hedges. In the 2011 period, we produced $158.2 million of Adjusted EBITDA, comprising $170.6 million of total segment profit less $12.4 million of cash payments on natural gas hedges. (Adjusted EBITDA is defined and discussed under the following “Covenant Compliance and Financial Ratios” section.) During the 2011 period, the Company made $29.1 million of pension funding, interest and other payments, $46.3 million of income tax payments and $6.2 million of operating working capital payments.

Investing activities

Capital expenditures were $27.8 million in the six months ended June 30, 2010 and $29.3 million in the six months ended June 30, 2011.

•

Property, plant and equipment accrued in accounts payable and not yet paid were $3.0 million for the six months ended June 30, 2011 and are not reflected as capital expenditures in the accompanying unaudited consolidated statements of cash flows.

•

During third quarter 2010, we announced that we had initiated steps to complete a $38 million capital project at our New Madrid smelter facility. We expect the project to increase the smelter’s annual metal production by approximately 35 million pounds. We anticipate the capital spending will be spread primarily over 2011, 2012, and 2013, and we expect additional capacity to come on-line during 2013. During the six months ended June 30, 2011, we invested approximately $2.0 million toward the expansion project, for a total of $11.4 million invested to date.

Financing activities

During the six months ended June 30, 2010, our financing cash flows mainly reflected debt reduction and issuance of common stock associated with our IPO. During the six months ended June 30, 2011, our financing cash flows reflected the excess tax benefit of share-based payment arrangements and the issuance of common shares in connection with stock option exercises.

During second quarter 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011. For subsequent periods after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. In second quarter 2010, AcquisitionCo and HoldCo issued $9.1 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively, as payment for interest due May 15, 2010.

Covenant Compliance and Financial Ratios

Upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. In addition, certain covenants contained in our debt agreements restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends and engaging in mergers, acquisitions and certain other investments) unless we meet certain standards in respect of the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the “fixed-charge coverage ratio”) or the ratio of our senior secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the “net senior secured leverage ratio”). Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA, and in some cases our net income, on a quarterly basis. Our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default. We met all financial ratio thresholds as of June 30, 2011.

The minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

		Requirements	Actual as of
			December 31, 2010	June 30, 2011
AcquisitionCo Notes(1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	6.3 to 1	8.2 to 1
Term B loan and revolving credit facility leverage ratio(2)	Net Senior Secured Leverage Ratio	Maximum 3.0 to 1.0	0.2 to 1	0.0 to 1

(1)

Fixed charges are the sum of consolidated interest expense and all cash dividend payments in respect of preferred stock. In measuring interest expense for the ratio, pro forma effect is given to any repayment or issuance of debt as if such transaction occurred at the beginning of the trailing four-quarter period. Fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2010 and June 30, 2011 were $36.1 million and $31.4 million, respectively.

(2)

As used in calculating this ratio, “senior secured net debt” means the amount outstanding under our term B loan and the revolving credit facility, plus other first-lien secured debt (of which we have none as of June 30, 2011), less “unrestricted cash” and “permitted investments” (as defined under our senior secured credit facilities). At December 31, 2010, senior secured debt was $78.2 million and unrestricted cash and permitted investments were $26.5 million, resulting in senior secured net debt of $51.7 million At June 30, 2011, senior secured debt was $78.2 million and unrestricted cash and permitted investments were $77.2 million, resulting in senior secured net debt of $1.0 million

Management uses “Adjusted EBITDA” as a liquidity measure in respect of the fixed-charge coverage ratio and the net senior secured leverage ratio, as defined in our debt agreements. As used herein, Adjusted EBITDA means net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate certain non-cash expenses, restructuring charges, related party management fees, charges resulting from purchase accounting and other specified items of income or expense as outlined below (in millions):

	Three months ended June 30,		Six months ended June 30,		Twelve months ended December 31,	Last twelve months ended
	2010	2011	2010	2011	2010	June 30, 2011
	$	$	$	$	$	$
Adjusted EBITDA	71.2	82.5	128.2	158.2	226.1	256.1
Last in, first out and lower of cost or market inventory adjustments(a)	(9.6)	(9.0)	(10.7)	(19.2)	(4.1)	(12.6)
Loss on disposal of assets	(0.4)	(0.4)	(1.9)	(1.5)	(4.0)	(3.6)
Non-cash pension, accretion and stock compensation	(5.8)	(3.3)	(9.4)	(7.0)	(14.9)	(12.5)
Restructuring, relocation and severance	(3.3)	(0.2)	(8.3)	(0.6)	(11.9)	(4.2)
Consulting and sponsor fees	(17.1)	(0.1)	(18.7)	(0.4)	(18.9)	(0.6)
Interest rate swaps	(5.6)	(2.3)	(5.6)	(2.3)	(11.0)	(7.7)
Gain (loss) on debt repurchase	(2.5)	—	(2.6)	—	(0.1)	2.5
Charges and fees related to hedge terminations	(4.9)	—	(9.0)	—	(9.0)	—
Non-cash derivative gains and losses(b)	22.5	31.0	13.8	58.0	73.2	117.4
Other, net	(0.5)	3.2	3.5	3.0	6.3	5.8
Depreciation and amortization	(25.1)	(24.5)	(51.2)	(48.1)	(98.7)	(95.6)
Interest expense, net	(8.6)	(5.5)	(17.8)	(11.2)	(31.1)	(24.5)
Income tax expense	(3.4)	(24.0)	(3.5)	(43.2)	(35.0)	(74.7)

Net income	6.9	47.4	6.8	85.7	66.9	145.8

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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
	2010	2011	2010	2011	December 31, 2010
	$	$	$	$	$
Adjusted EBITDA	71.2	82.5	128.2	158.2	226.1
Settlements from hedge terminations, net	105.9	—	164.6	—	164.6
Stock compensation expense	3.6	1.5	4.0	3.5	5.9
Changes in other assets	(7.4)	(1.1)	(7.7)	(6.9)	(10.0)
Changes in pension and other long-term liabilities	(6.2)	(5.4)	4.3	(2.3)	(0.6)
Changes in operating asset and liabilities	(14.4)	(4.0)	(25.5)	(29.2)	(36.7)
Changes in current income taxes	(6.1)	(19.5)	(6.1)	(38.5)	(20.2)
Changes in accrued interest	3.7	4.1	(4.6)	(0.9)	(7.4)
Non-cash pension, accretion and stock compensation	(5.8)	(3.3)	(9.4)	(7.0)	(14.9)
Restructuring, relocation and severance	(3.3)	(0.2)	(8.3)	(0.6)	(11.9)
Consulting and sponsor fees	(17.1)	(0.1)	(18.7)	(0.4)	(18.9)
Interest rate swaps	(5.6)	(2.3)	(5.6)	(2.3)	(11.0)
Other, net	(0.1)	3.3	3.8	3.0	5.9

Cash flow from operating activities	118.4	55.5	219.0	76.6	270.9

(a)

Our New Madrid smelter and our rolling mills use the LIFO method of inventory accounting for financial reporting and tax purposes. This adjustment restates net income to the FIFO method by eliminating LIFO expenses related to inventories held at the New Madrid smelter and the rolling mills. Product inventories at Gramercy and St. Ann and supplies inventories at New Madrid are stated at lower of weighted-average cost or market, and are not subject to the LIFO adjustment. We also reduce inventories to the lower of cost (adjusted for purchase accounting) or market value.

(b)

We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended December 31, 2010	Last twelve months ended June 30, 2011
	2010	2011	2010	2011
	$	$	$	$	$	$
Fixed priced aluminum swaps	(10.2)	—	(24.2)	—	(24.2)	—
Variable price aluminum swaps and other	0.2	(1.6)	(0.3)	(2.8)	(2.5)	(5.0)
Natural gas swaps	6.4	6.0	10.4	12.4	23.3	25.3
Interest rate swaps	5.6	2.3	5.6	2.3	11.0	7.7

Total	2.0	6.7	(8.5)	11.9	7.6	28.0

The previous table presents fixed price aluminum swap cash settlement amounts net of early termination discounts totaling $4.9 million in the three months ended June 30, 2010, $9.0 million in the six months ended June 30, 2010 and $9.0 million in the twelve months ended December 31, 2010. We settled all fixed price aluminum swaps in connection with our IPO.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 7, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the description of our legal proceedings previously disclosed in our Annual Report on Form 10-K, as filed on March 7, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as filed on March 7, 2011 except as noted below:

Electricity and natural gas are essential to our businesses, which are energy intensive. The cost of these resources can vary widely and unpredictably. The factors that affect our energy costs tend to be specific to each of our facilities. Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with Ameren Missouri, Missouri’s largest electric utility (“Ameren”), pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Ameren may increase the rates it charges their customers, including Noranda, with the approval of the Missouri Public Service Commission (“MoPSC”).

On June 21, 2010, the MoPSC ruled on the power rate case filed by Ameren on July 24, 2009. The MoPSC’s ruling resulted in no significant change to the base electricity rate for the New Madrid smelter. The fuel adjustment clause resulted in additional fuel charges of $5.3 million recorded in cost of goods sold during the year ended December 31, 2010. Although we are not able to predict future fuel adjustment charges, as they are dependent on Ameren’s fuel costs and off system sales volume and prices, we expect the impact of fuel adjustment charges in 2011 to increase our integrated primary aluminum cash cost by 2 to 3 cents per pound for 2011. On September 3, 2010, Ameren filed a new rate case with the MoPSC seeking a system-wide increase of $263 million or approximately an 11% base rate increase. In July 2011, the MoPSC ruled on this rate case approving Ameren to increase its base rates by $172 million state-wide, which will increase our base rate by 5.2% effective July 31, 2011. We are currently appealing several rate-related issues, including the previous two rate rulings and the amount of cost increases related to the fuel adjustment clause. The outcome of our appeals or any future rate cases that Ameren may initiate could materially and adversely affect the competitiveness and long-term viability of our smelter. Furthermore, adverse changes in the rate-making process could result in uncompetitive power rates which could have a material and adverse affect on our business, financial condition, results of operations and cash flows.

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

NORANDA ALUMINUM HOLDING CORPORATION

Date: August 4, 2011	/s/ ROBERT B. MAHONEY
Robert B. Mahoney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated April 10, 2007, by and among Noranda Aluminum Acquisition Corporation, Noranda Finance, Inc. and Xstrata (Schweiz) A.G. (incorporated by reference to Exhibit 2.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

3.1	Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

3.2	Amended and Restated By-Laws, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

4.1	Indenture, dated May 18, 2007, by and among Noranda Aluminum Acquisition Corporation, the Guarantors named therein, and Wells Fargo Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.2	Supplemental Indenture, dated as of September 7, 2007, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.3	Form of Senior Floating Rate Note due 2015 (incorporated by reference to Exhibit 4.4 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.4	Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.6 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-150760), filed on April 26, 2010)

10.1	Credit Agreement, dated as of May 18, 2007, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the lenders party thereto from time to time, Merrill Lynch Capital Corporation, as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.2	Guarantee and Collateral Agreement, dated as of May 18, 2007, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Merrill Lynch Capital Corporation, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.3	Management Incentive Compensation Plan Term Sheet, dated May 24, 2007, between William Brooks and Apollo Management VI, L.P. (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.4	Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan, dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on April 21, 2010)

10.5	Non-Qualified Stock Option Agreement, dated as of May 29, 2007, between Noranda Aluminum Holding Corporation and William Brooks (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.6	Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.8	Form of Non Qualified Stock Option Agreement (Investor Director Providers) (incorporated by reference to Exhibit 10.8 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.9	Management Equity Investment and Incentive Term Sheet, dated February 22, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on April 11, 2008)

10.10	Amended and Restricted Non Qualified Stock Option Agreement, dated as of November 12, 2009, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.11	Management Equity Investment and Incentive Term Sheet, dated May 8, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Kyle D. Lorentzen (incorporated by reference to Exhibit 10.11 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

10.12	Special Mining Lease No. 165, dated October 1, 2004, granted by the Government of Jamaica to St. Ann Bauxite Limited (incorporated by reference to Exhibit 10.13 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

Exhibit Number	Description

10.13	Agreement, dated as of December 14, 2004, by and between Union Electric Company d/b/a AmerenUE and Noranda Aluminum, Inc. (incorporated by reference to Exhibit 10.15 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

10.14	Amendment to the Management Equity Investment and Incentive Term Sheet, dated November 12, 2009, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.15	Amended and Restated Non Qualified Stock Option Agreement, dated as of November 12, 2009, between Noranda Aluminum Holding Corporation and Kyle D. Lorentzen (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.16	Form of Amended and Restated Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.17	Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.18	2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on May 10, 2010)

10.19	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on May 10, 2010)

10.20	Amended and Restated Securityholders Agreement, by and among Noranda Aluminum Holding Corporation and the other Holders that are parties thereto, dated as of May 19, 2010 (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on May 19, 2010)

10.21	Amended Establishment Agreement, dated as of June 24, 2010, between the Government of Jamaica and Noranda Bauxite Limited (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on July 30, 2010)

10.22†	Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

10.23	Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Kyle D. Lorentzen (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

10.24	Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Robert B. Mahoney (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

10.25	Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Gail E. Lehman (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

10.26	Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Alan K Brown (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10Q filed on October 29, 2010)

10.27	Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Scott Croft (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

10.28	Management Incentive Term Sheet, dated November 12, 2010, between Peter Hartland and Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on November 16, 2010)

10.29	Separation of Employment Agreement and General Release between Kyle D. Lorentzen and Noranda Aluminum Holding Corporation, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.2 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on November 16, 2010)

10.30	Separation of Employment Agreement and General Release between Alan K. Brown and Noranda Aluminum Holding Corporation, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.3 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on November 16, 2010)

10.31	Consulting Agreement between Alan K. Brown and Noranda Aluminum Holding Corporation, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.4 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on November 16, 2010)

12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Certain portions of this document have been omitted pursuant to a confidential treatment request.