Form 10-Q
period 2011-09-30
Noranda Aluminum Holding CORP
filed 2011-11-10
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of November 4, 2011, there were 67,231,472 shares of Noranda common stock outstanding.

Page

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults upon Senior Securities	45

Item 5. Other Information	45

Item 6. Exhibits	46

SIGNATURES	47

Exhibit 10.1
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	December 31, 2010	September 30, 2011
	$	$

ASSETS
Current assets:
Cash and cash equivalents	33.8	103.9
Accounts receivable, net	131.6	140.0
Inventories, net	201.1	203.9
Prepaid expenses	12.9	14.5
Other current assets	19.2	36.8

Total current assets	398.6	499.1

Property, plant and equipment, net	719.9	696.5
Goodwill	137.6	137.6
Other intangible assets, net	73.0	68.6
Other assets	85.6	83.9

Total assets	1,414.7	1,485.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	95.7	128.7
Accrued liabilities	54.9	64.9
Taxes payable	4.8	2.3
Derivative liabilities, net	23.2	33.5
Deferred tax liabilities	48.5	49.2

Total current liabilities	227.1	278.6

Long-term debt	419.7	428.5
Long-term derivative liabilities, net	18.4	6.1
Pension and other post-retirement liabilities	116.0	110.0
Other long-term liabilities	57.9	49.2
Long-term deferred tax liabilities	277.9	245.5
Common stock subject to redemption (0.2 shares at December 31, 2010 and September 30, 2011)	2.0	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at December 31, 2010 and September 30, 2011)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 66.81 shares issued and outstanding at December 31, 2010, 67.23 shares issued and outstanding at September 30, 2011, including 0.2 shares subject to redemption at December 31, 2010 and September 30, 2011)	0.7	0.7
Capital in excess of par value	227.7	232.9
Retained earnings (accumulated deficit)	(8.2)	108.3
Accumulated other comprehensive income	69.5	17.9

Total shareholders’ equity	289.7	359.8
Non-controlling interest	6.0	6.0

Total equity	295.7	365.8

Total liabilities and equity	1,414.7	1,485.7

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	$	$	$	$
Sales	314.2	400.4	950.6	1,221.3
Operating costs and expenses:
Cost of sales	274.2	350.4	830.1	1,031.8
Selling, general and administrative expenses	19.9	26.8	92.0	72.3

Total operating costs and expenses	294.1	377.2	922.1	1,104.1

Operating income	20.1	23.2	28.5	117.2

Other (income) expense:
Interest expense, net	7.2	5.2	25.0	16.4
Gain on hedging activities, net	(21.7)	(19.5)	(44.0)	(65.6)
Gain on debt repurchase	(3.5)	—	(0.9)	—

Total other income	(18.0)	(14.3)	(19.9)	(49.2)

Income before income taxes	38.1	37.5	48.4	166.4
Income tax expense	12.9	6.7	16.4	49.9

Net income	25.2	30.8	32.0	116.5

Net income per common share:
Basic	$0.46	$0.46	$0.65	$1.74
Diluted	$0.45	$0.45	$0.64	$1.71
Weighted-average common shares outstanding:
Basic	55.28	67.23	49.42	67.00
Diluted	56.30	68.49	50.31	68.32
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

				Retained	Accumulated
			Capital in	earnings	other	Non-
	Preferred	Common	excess of	(accumulated	comprehensive	controlling
	stock	stock	par value	deficit)	income	interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2009	—	0.4	16.1	(75.1)	144.8	6.0	92.2
Components of comprehensive loss:
Net income	—	—	—	66.9	—	—	66.9
Pension loss, net of tax of $4.6	—	—	—	—	(8.4)	—	(8.4)
Unrealized loss on derivatives, net of tax of $8.4	—	—	—	—	(14.7)	—	(14.7)
Reclassification of derivative amounts realized in net income, net of tax of $29.9	—	—	—	—	(52.2)	—	(52.2)

Total comprehensive loss							(8.4)
Issuance of common shares	—	0.3	205.7	—	—	—	206.0
Stock compensation expense related to equity awards	—	—	5.9	—	—	—	5.9

Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7

Components of comprehensive income:
Net income	—	—	—	116.5	—	—	116.5
Unrealized loss on derivatives, net of tax of $2.9	—	—	—	—	(4.9)	—	(4.9)
Reclassification of derivative amounts realized in net income, net of tax of $26.6	—	—	—	—	(46.7)	—	(46.7)

Total comprehensive income							64.9
Excess tax benefit related to share-based payment arrangements	—	—	0.7	—	—	—	0.7
Issuance of common shares	—	—	0.6	—	—	—	0.6
Stock compensation expense related to equity awards	—	—	3.9	—	—	—	3.9

Balance, September 30, 2011	—	0.7	232.9	108.3	17.9	6.0	365.8

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	2010	2011
	$	$
OPERATING ACTIVITIES
Net income	32.0	116.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76.1	73.1
Non-cash interest expense	14.3	11.0
Last in, first out and lower of cost or market inventory adjustments	(0.3)	17.3
Loss on disposal of assets	3.4	1.8
Gain on hedging activities, net of cash settlements	(32.3)	(83.1)
Settlements from hedge terminations, net	164.6	—
Gain on debt repurchase	(0.9)	—
Deferred income taxes	7.4	(2.3)
Excess tax benefit related to share-based payment arrangements	—	(0.7)
Stock compensation expense	4.2	4.4
Changes in other assets	(8.7)	(5.7)
Changes in pension, other post-retirement and other long-term liabilities	12.7	(13.9)
Changes in current operating assets and liabilities:
Accounts receivable, net	(29.0)	(8.4)
Inventories, net	(13.2)	(22.2)
Taxes receivable and taxes payable	(5.1)	(1.8)
Other current assets	18.1	(20.0)
Accounts payable	9.3	34.9
Accrued liabilities	(2.7)	9.4

Cash provided by operating activities	249.9	110.3

INVESTING ACTIVITIES
Capital expenditures	(40.3)	(44.1)
Proceeds from sale of property, plant and equipment	0.2	2.6

Cash used in investing activities	(40.1)	(41.5)

FINANCING ACTIVITIES
Proceeds from issuance of common shares	82.9	0.6
Repayments on revolving credit facility	(215.9)	—
Repayments of long-term debt	(211.0)	—
Excess tax benefit related to share-based payment arrangements	—	0.7

Cash provided by (used in) financing activities	(344.0)	1.3

Change in cash and cash equivalents	(134.2)	70.1
Cash and cash equivalents, beginning of period	167.2	33.8

Cash and cash equivalents, end of period	33.0	103.9

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
The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. For example, our interim operating results are affected by peak power usage rates from June through September each year which affect our operating costs at the New Madrid smelter. We are also subject to seasonality associated with the demand cycles of our end-use customers, which results in lower shipment levels from November to February relative to other periods during the year.
These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2011.
Common stock offerings
On May 19, 2010, we completed an initial public offering (“IPO”) of 11.5 million shares of common stock at an $8.00 per share public offering price on the New York Stock Exchange (NYSE: NOR). The net proceeds after the underwriting discounts, commissions, fees and expenses amounted to $82.9 million. We used those net proceeds from the offering together with $95.9 million of proceeds from settling all outstanding fixed price aluminum hedges, to repurchase the remaining principal amount of outstanding Noranda HoldCo Senior Floating Rate Notes due 2014 (“HoldCo Notes”) for a purchase price of $66.4 million, and to repay $110.0 million principal amount outstanding under the Term B Loan Due 2014 (“term B loan.”) The remaining $2.4 million was used for other corporate purposes.
In connection with the IPO, pursuant to our amended and restated certificate of incorporation, our authorized capital stock increased from 100.0 million to 225.0 million, of which 200.0 million ($0.01 par value) is designated as common stock and 25.0 million (at $0.01 par value) is designated as preferred stock. As of September 30, 2011, no preferred stock is outstanding.
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
2. SUPPLEMENTAL CASH FLOW DATA
Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows includes depreciation of property, plant and equipment and other, amortization of intangible assets and amortization of other long-term assets as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	$	$	$	$
Depreciation of property, plant and equipment and other	22.2	21.4	68.4	63.9
Amortization of intangible assets	1.5	1.4	4.5	4.4
Amortization of other long-term assets	1.2	2.2	3.2	4.8

Total depreciation and amortization	24.9	25.0	76.1	73.1

Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $3.4 million as of September 30, 2011 and are not reflected as capital expenditures in the accompanying unaudited consolidated statements of cash flows. For the nine months ended September 30, 2011, we capitalized interest of $0.6 million related to long-term capital projects.
Cash paid for interest and income taxes was as follows (in millions):

	Nine months ended September 30,
	2010	2011
	$	$
Interest	6.0	2.1
Income taxes	14.1	59.8
Jamaican income taxes (prepayment)	10.0	4.0
3. INVENTORIES
We use the last in, first out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued using the first in, first out (“FIFO”) method. Product inventories at our bauxite mining operations in St. Ann, Jamaica and our alumina refinery operations in Gramercy, Louisiana, and supplies inventories at our smelter in New Madrid, Missouri are valued at weighted-average cost and are not subject to the LIFO adjustment. Combined Gramercy and St. Ann inventories comprise 24.9% and 24.1% of total product inventories, at cost, at December 31, 2010 and September 30, 2011, respectively. Inventories, net, consisted of the following (in millions):

	December 31,	September 30,
	2010	2011
	$	$
Raw materials, at cost	61.3	83.8
Work-in-process, at cost	66.1	59.5
Finished goods, at cost	27.7	27.8

Total product inventories, at cost	155.1	171.1
LIFO adjustments	13.1	(1.4)
Lower of cost or market (“LCM”) reserve	—	(5.1)

Product inventories, at lower of cost or market	168.2	164.6
Supplies	32.9	39.3

Total inventories, net	201.1	203.9

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful	December 31,	September 30,
	lives	2010	2011
	(in years)	$	$
Land	—	47.5	49.1
Buildings and improvements	10—47	127.0	127.9
Machinery and equipment	3—50	817.6	827.1
Construction in progress	—	34.5	47.2

Property, plant and equipment, at cost		1,026.6	1,051.3
Accumulated depreciation		(306.7)	(354.8)

Total property, plant and equipment, net		719.9	696.5

5. SUPPLEMENTAL BALANCE SHEET INFORMATION
Cash and cash equivalents consisted of the following (in millions):

	December 31,	September 30,
	2010	2011
	$	$
Cash	12.4	67.5
Money market funds (see Note 17, “Fair Value Measurements”)	21.4	36.4

Total cash and cash equivalents	33.8	103.9

Accounts receivable, net, consisted of the following (in millions):

	December 31,	September 30,
	2010	2011
	$	$
Trade	131.8	140.1
Allowance for doubtful accounts	(0.2)	(0.1)

Total accounts receivable, net	131.6	140.0

Other current assets consisted of the following (in millions):

	December 31,	September 30,
	2010	2011
	$	$
Current foreign deferred tax asset	2.8	2.9
Employee loans receivable, net	2.1	2.1
Restricted cash (see Note 16, “Commitments and Contingencies”)	9.8	27.8
Other current assets	4.5	4.0

Total other current assets	19.2	36.8

Other assets consisted of the following (in millions):

	December 31,	September 30,
	2010	2011
	$	$
Deferred financing costs, net of amortization	11.0	8.8
Cash surrender value of life insurance	24.0	23.9
Pension asset	5.9	6.0
Restricted cash (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	13.6	14.2
Supplies	16.1	13.7
Prepaid Jamaican income taxes	5.0	9.0
Other	10.0	8.3

Total other assets	85.6	83.9

Accrued liabilities consisted of the following (in millions):

	December 31,	September 30,
	2010	2011
	$	$
Compensation and benefits	26.7	24.2
Workers’ compensation	4.1	4.4
Other operating expenses	9.9	15.8
Accrued interest	0.3	6.2
Asset retirement obligations (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	2.2	1.5
Land obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	2.2	3.7
Reclamation obligation (see Note 13 “Reclamation, Land and Asset Retirement Obligations”)	2.8	1.4
Environmental remediation obligations (see Note 16, “Commitments and Contingencies”)	2.0	1.8
Obligations to the Government of Jamaica	4.0	4.8
Pension and other post-retirement liabilities	0.7	0.6
Restricted stock unit liability awards (see Note 9, “Shareholders’ Equity and Share-Based Payments”)	—	0.5

Total accrued liabilities	54.9	64.9

Other long-term liabilities consisted of the following (in millions):

	December 31,	September 30,
	2010	2011
	$	$
Reserve for uncertain tax positions	10.5	2.4
Workers’ compensation	11.6	13.0
Asset retirement obligations (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	12.7	13.9
Land obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	4.5	7.4
Reclamation obligation (see Note 13, “Reclamation, Land and Asset Retirement Obligations”)	6.6	4.8
Environmental remediation obligations (see Note 16, “Commitments and Contingencies”)	2.3	2.5
Deferred interest payable	2.3	—
Deferred compensation and other	7.4	5.2

Total other long-term liabilities	57.9	49.2

Accumulated other comprehensive income (“AOCI”) consisted of the following (in millions):

	December 31,	September 30,
	2010	2011
	$	$
Unrealized gains on cash flow hedges, net of tax of $75.1 at December 31, 2010 and $45.6 at September 30, 2011	132.1	80.5
Pension loss, net of tax of $36.8 at December 31, 2010 and $36.8 at September 30, 2011	(62.6)	(62.6)

Total accumulated other comprehensive income	69.5	17.9

6. LONG-TERM DEBT
Our outstanding debt consisted of the following (dollars in millions):

	December 31, 2010			September 30, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (“AcquisitionCo Notes”)	341.5	309.0	5.19	350.3	318.8	4.42
Term B loan due 2014	78.2	78.2	2.01	78.2	78.2	1.99
Revolving credit facility	—	—	—	—	—	—

Total debt	419.7			428.5

During the nine months ended September 30, 2011, Noranda AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind for interest due May 15, 2011. For subsequent periods, Noranda AcquisitionCo is required to pay all interest in cash. In the nine months ended September 30, 2010, Noranda AcquisitionCo and Noranda HoldCo issued $9.1 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively, as payment for interest due May 15, 2010. As of December 31, 2010, we had $215.2 million available for borrowing under our revolving credit facility, net of $27.5 million outstanding letters of credit. During third quarter 2011, outstanding letters of credit on the revolving credit facility increased to $29.4 million, which reduced the amount available for borrowing to $213.3 million as of September 30, 2011.
Gain or loss on debt repurchase
During third quarter 2010, we repurchased and retired $20.6 million aggregate principal amount of our AcquisitionCo Notes. During the nine months ended September 30, 2010, we used available cash balances, proceeds from our IPO in May 2010 and proceeds from the termination of fixed-price aluminum swaps, completed in connection with the IPO, to repay $127.5 million and $215.9 million of aggregate principal amount on the term B loan and revolving credit facility at face value, respectively, and to repurchase $66.3 million and $20.6 million aggregate principal amount of our HoldCo Notes and AcquisitionCo Notes, respectively. Debt repurchases resulted in the accelerated amortization of $0.3 million of deferred financing cost for the three months ended September 30, 2010 and $2.9 million of deferred financing costs and unamortized debt issuance discount for the nine months ended September 30, 2010. No debt repurchases or repayments were made during the three and nine months ended September 30, 2011.

In the table below, the net carrying amount of debt repurchased includes aggregate principal amount of the debt repurchased plus accrued interest, net of any unamortized debt issuance discount and deferred financing costs. The (gain) loss on debt repurchased during the 2010 periods consisted of the following (in millions):

	Three months ended September 30, 2010
				Revolving credit
	HoldCo Notes	AcquisitionCo Note	Term B loan	facility	Total
	$	$	$	$	$
Net carrying amount of debt repurchased	—	(20.6)	—	—	(20.6)
Amount paid to repurchase debt	—	17.1	—	—	17.1

Gain on debt repurchase	—	(3.5)	—	—	(3.5)

	Nine months ended September 30, 2010
		AcquisitionCo		Revolving credit
	HoldCo Notes	Notes	Term B loan	facility	Total
	$	$	$	$	$
Net carrying amount of debt repurchased	(65.4)	(20.6)	(125.9)	(215.9)	(427.8)
Amount paid to repurchase debt	66.4	17.1	127.5	215.9	426.9

(Gain) loss on debt repurchase	1.0	(3.5)	1.6	—	(0.9)

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
These restructuring activities resulted in $0.3 million and $8.1 million of pre-tax restructuring charges in the three months and nine months ended September 30, 2010, respectively, primarily due to one-time termination benefits and early retirement benefits. We recorded these charges in the accompanying unaudited consolidated statements of operations as a component of selling, general and administrative expenses when employee service requirements, if any, were met. We paid the majority of these restructuring expenses in 2010. We paid the final restructuring expenses of $0.5 million during the first nine months of 2011.
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
Net periodic cost (benefit) was as follows (in millions):

	Noranda Pension
	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	$	$	$	$
Service cost	2.2	2.7	6.7	7.9
Interest cost	4.5	4.5	13.3	13.7
Expected return on plan assets	(4.2)	(4.9)	(12.6)	(14.7)
Actuarial loss	1.2	1.3	3.7	3.9
Prior service cost	0.1	0.1	0.3	0.3
Settlement and termination benefits	—	—	1.6	—

Net periodic cost	3.8	3.7	13.0	11.1

	St. Ann Pension
	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	$	$	$	$
Service cost	0.1	0.2	0.4	0.5
Interest cost	0.3	0.4	1.2	1.1
Expected return on plan assets	(0.4)	(0.5)	(1.7)	(1.4)
Recognized net loss	—	—	1.5	—
Net amortization and deferral	—	—	—	0.1
Curtailment gain	—	—	(1.5)	—

Net periodic cost (benefit)	—	0.1	(0.1)	0.3

	Noranda OPEB
	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	$	$	$	$
Service cost	0.1	0.1	0.2	0.3
Interest cost	0.1	0.1	0.4	0.3
Actuarial gain	—	—	(0.1)	—
Prior service cost	—	—	0.1	—

Net periodic cost	0.2	0.2	0.6	0.6

	St. Ann OPEB
	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	$	$	$	$
Service cost	0.1	0.1	0.2	0.3
Interest cost	0.2	0.2	0.6	0.6
Recognized loss	—	—	1.2	—
Net amortization and deferral	—	0.1	—	0.2
Curtailment gain	—	—	(1.2)	—

Net periodic cost	0.3	0.4	0.8	1.1

Employer contributions
During the nine months ended September 30, 2011, we contributed $18.0 million to the Noranda pension plans and $0.4 million to the St. Ann pension plans. We anticipate contributing approximately $3.5 million to the Noranda pension plans during fourth quarter 2011 in order to maintain an Adjusted Funding Target Attainment Percentage under the Pension Protection Act of 2006 of 80%.
9. SHAREHOLDERS’ EQUITY AND SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
	$	$	$	$
Stock options	0.2	0.3	4.2	2.3
Restricted stock unit equity awards	—	0.6	—	1.6
Restricted stock unit liability awards	—	—	—	0.5

Total stock compensation expense	0.2	0.9	4.2	4.4

We reserved 3,800,000 shares of common stock for issuance under our 2007 Long-Term Incentive Plan. Employees and non-employee directors held 1,650,231 options at September 30, 2011. The investor director provider group held 140,000 options at September 30, 2011. The investor director provider group consists of the six full-time employees of our principal shareholders affiliated with Apollo Management VI (“Apollo”) who serve on our Board of Directors (“the Board”). Common stock shares awarded or sold to employees and non-employee directors under the plan totaled 940,232 shares through September 30, 2011. We had 618,785 shares available for issuance under the 2007 Long-Term Incentive Plan as of September 30, 2011.
We reserved 5,200,000 shares of common stock for issuance under our 2010 Incentive Award Plan. As of September 30, 2011, employees and non-employee directors held 496,350 service-vesting restricted stock units awards (“RSUs”) and a target amount of 243,791 performance-vesting RSUs. The number and grant date fair value of the performance awards to be issued, a maximum of 487,582 awards, will be based on Company performance for the years 2011 through 2013. We had 4,459,859 shares available for issuance under the 2010 Incentive Award Plan as of September 30, 2011.

In the first nine months of 2011, we granted 90,000 service-vesting RSUs, (“the investor director provider RSUs,”) in lieu of RSUs that would otherwise be granted under the director compensation program to the investor director provider group. These investor director provider RSUs vest in December 2011 and June 2012, subject to the continued service of the Apollo employees as our directors. We will make a cash payment to Apollo equal to the fair market value of the outstanding investor director provider RSUs on the vesting dates. We account for the investor director provider RSUs as liability awards. We remeasure the fair value of the liability at each reporting date and adjust stock compensation expense so that the amount ultimately recorded as stock compensation expense will equal the cash paid on the vesting date (see Note 17 “Fair Value Measurements”). As of September 30, 2011, we had $0.5 million in accrued liabilities in the accompanying unaudited consolidated balance sheet for these awards.
In May 2010, in connection with the Company’s IPO, stock options were modified to remove a call option which had created an implicit seven year vesting period. The effect of this modification was to accelerate expense recognition for certain fully-vested options and to change the amount of expense to be recognized based on an assumed forfeiture rate. We recognized $3.2 million of compensation expense for the nine months ended September 30, 2010 in connection with this modification.
Our stock option activity and related information follows:

	Employee options and non-employee director
	options		Investor director provider options
		Weighted-average		Weighted-average
	Common shares	exercise price	Common shares	exercise price
		$		$
Outstanding, December 31, 2010	2,087,056	1.76	140,000	9.00
Exercised	(422,423)	1.58	—	—
Forfeited	(14,402)	2.00	—	—

Outstanding, September 30, 2011	1,650,231	1.80	140,000	9.00

Fully vested, September 30, 2011 (weighted-average remaining contractual term of 5.9 years and 6.1 years, respectively)	1,029,706	2.10	140,000	9.00

Currently exercisable, September 30, 2011 (weighted-average remaining contractual term of 5.9 years and 6.1 years, respectively)	919,366	2.11	140,000	9.00

Our RSU activity follows:

	Non-vested
	employee and		Target
	non-employee	Weighted-	non-vested	Non-vested	Fair value as of
	director service	average grant	performance	investor director	September 30,
	RSUs	date fair value	RSUs	provider RSUs	2011
		$			$
Non-vested, December 31, 2010	103,524	11.63	—	—	—
Granted	405,403	15.32	248,038	90,000	8.35
Forfeited	(12,577)	15.48	(4,247)	—	—

Non-vested, September 30, 2011	496,350	14.55	243,791	90,000	8.35

We determined grant date fair value of service-vesting RSUs based on the closing price of our common stock on the grant date. We estimated a forfeiture rate for service-vesting RSUs based on the historical forfeiture rate for employee stock option grants of comparable size. We expect all non-employee director and investor director provider RSUs to vest. Service-vesting RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. We recognize stock compensation expense on a straight-line basis over the three year vesting period.
As of September 30, 2011, unrecognized stock compensation expense related to non-vested options, service-vesting RSUs and investor director provider RSUs was $6.0 million. We will recognize this amount over a weighted-average period of 1.6 years. We have not yet recognized stock compensation expense for performance-vesting RSUs because the performance conditions have not been determined as of September 30, 2011.
Cash Dividend
On November 1, 2011, the Board declared a regular quarterly cash dividend of $0.03 per share on our outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in our financial condition and cash needs could result in dividends being declared in different amounts, or not at all.

In addition, on November 1, 2011, the Board declared a supplemental cash dividend of $1.00 per share on our outstanding common stock. The regular and supplemental dividends will be paid on November 22, 2011 to shareholders of record as of the close of business on November 14, 2011.
Cash payments related to the November 2011 regular and supplemental dividends will total approximately $71.0 million in aggregate, comprising $69.2 million of dividends on outstanding shares of common stock and $1.8 million of cash payments to holders of vested and unvested stock options. We expect to pay these amounts entirely from available cash balances.
10. INCOME TAXES
Our effective income tax rate was approximately 33.9% for the nine months ended September 30, 2010 and 30.0% for the nine months ended September 30, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and adjustments to unrecognized tax benefits.
The Apollo Acquisition was consummated on May 18, 2007, when Noranda AcquisitionCo acquired the Noranda Aluminum business of Xstrata (Schweiz) A.G., or “Xstrata,” by acquiring the stock of Noranda Intermediate Holding Corporation (“Noranda Intermediate,)” which owned all of the outstanding shares of Noranda Aluminum, Inc. In connection with the Apollo Acquisition, Xstrata generally agreed to indemnify us for taxes imposed on Noranda Intermediate and its subsidiaries with respect to periods ending on or prior to the date of the Apollo Acquisition. At December 31, 2010 and September 30, 2011, we had a receivable of $4.5 million and $1.2 million, respectively, from Xstrata equal to our provision for uncertain tax positions (net of federal benefits) for income taxes of Noranda Intermediate and its subsidiaries for periods ending on or prior to the date of the Apollo Acquisition. The net decrease of $3.3 million in the nine months ended September 30, 2011 consists of a $3.4 million decrease as a result of the expiration of the statute of limitations with respect to certain income tax returns, partially offset by an increase of $0.1 million for additional amounts related to prior period tax positions.
As of December 31, 2010 and September 30, 2011, we had unrecognized tax benefits (including interest) of approximately $11.8 million and $3.7 million, respectively. The net decrease of $8.1 million in the nine months ended September 30, 2011 consists of an $8.3 million decrease as a result of the expiration of the statute of limitations with respect to certain income tax returns, partially offset by an increase of $0.2 million for additional amounts related to prior period tax positions, resulting in a $5.3 million reduction (net of federal benefits) in income tax expense. The total amounts of net unrecognized tax benefits as of December 31, 2010 and September 30, 2011 that, if recognized, would impact the effective tax rate were $7.7 million and $2.5 million, respectively. Within the next twelve months, we estimate that the unrecognized benefits could change by approximately $1.8 million as a result of tax audit closings, settlements, and the expiration of the statute of limitations with respect to returns in various jurisdictions.
11. NET INCOME PER COMMON SHARE
We present both basic and diluted earnings per share (“EPS”) on the face of the accompanying unaudited consolidated statements of operations. The calculation of basic and diluted EPS follows (in millions, except per share values):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Net income	$25.2	$30.8	$32.0	$116.5

Weighted-average common shares outstanding:
Basic	55.28	67.23	49.42	67.00
Effect of dilution	1.02	1.26	0.89	1.32

Diluted	56.30	68.49	50.31	68.32

Net income per common share:
Basic	$0.46	$0.46	$0.65	$1.74
Diluted	$0.45	$0.45	$0.64	$1.71
Certain stock options could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive options were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Antidilutive options	0.20	—	0.13	—

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
At the closing of our IPO in May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. We have no outstanding fixed price aluminum swaps at September 30, 2011.
Variable price aluminum swaps and other. From time to time, we enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Because these contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable price aluminum swap contracts with Merrill Lynch, typically for terms less than one year. We also have a small number of other hedging contracts with various brokers related to Midwest premiums. As of September 30, 2011, our outstanding variable price aluminum swaps were as follows:

	Average hedged price	Pounds hedged
	per pound	annually
Year	$	(in millions)
2011	1.11	15.7
2012	1.02	28.5

		44.2

Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell at the actual Henry Hub Index Price. As of September 30, 2011, our outstanding natural gas swaps were as follows:

	Average price
	per million BTUs	BTUs hedged annually
Year	$	(in millions)
2011	7.28	2.0
2012	7.46	8.1

		10.1

Interest rate swaps. We have floating rate debt, which is subject to variations in interest rates. We have entered into an interest rate swap agreement to limit our exposure to floating interest rates through November 15, 2011. As of September 30, 2011, our outstanding interest rate swaps were as follows:

	Hedged LIBOR rate	Variable rate debt hedged
	%	$
November 15, 2011	4.98	100.0
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our consolidated balance sheets. The following table presents the fair values of our derivative instruments outstanding (in millions):

	December 31, 2010	September 30, 2011
	$	$
Variable price aluminum swaps and other	3.1	(5.1)
Natural gas swaps	(40.3)	(32.2)
Interest rate swaps	(4.4)	(2.3)

	(41.6)	(39.6)

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

	December 31, 2010	September 30, 2011
	$	$
Current derivative assets	3.4	0.5
Current derivative liabilities	(26.6)	(34.0)

Current derivative liabilities, net	(23.2)	(33.5)

Long-term derivative assets	0.1	—
Long-term derivative liabilities	(18.5)	(6.1)

Long-term derivative liabilities, net	(18.4)	(6.1)

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not (in millions):

	December 31, 2010				September 30, 2011
	Hedges that qualify for		Hedges that do not qualify		Hedges that qualify for		Hedges that do not qualify
	hedge accounting		for hedge accounting		hedge accounting		for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Variable price aluminum swaps and other	—	—	3.5	(0.4)	—	—	0.5	(5.6)
Natural gas swaps	—	(23.0)	—	(17.3)	—	(20.0)	—	(12.2)
Interest rate swaps	—	—	—	(4.4)	—	—	—	(2.3)

	—	(23.0)	3.5	(22.1)	—	(20.0)	0.5	(20.1)

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

The following table presents the net amount of unrealized gains (losses) on cash flow hedges that were reported as a component of AOCI at September 30, 2011, and the expected timing of those amounts being reclassified into earnings (in millions):

			Net unrealized gains
	Amounts expected to be		(losses) on cash flow
	reclassified into earnings		hedges, pre-tax, in
	October 1, 2011 to		AOCI
	September 30, 2012	Thereafter	at September 30, 2011
	$	$	$
Fixed price aluminum swaps	111.3	34.8	146.1
Natural gas swaps	(16.4)	(3.6)	(20.0)

	94.9	31.2	126.1

Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through (gains) losses on hedging activities in the accompanying unaudited consolidated statements of operations. The following table presents how our hedging activities affected our accompanying unaudited consolidated statements of operations for each period (in millions):

	Derivatives qualified	Derivatives not
	as hedges	qualified as hedges
	Amounts reclassified	Change in
	from AOCI	fair value	Total
	$	$	$
Three months ended September 30, 2010:
Fixed price aluminum swaps	(23.2)	0.3	(22.9)
Variable price aluminum swaps and other	—	(5.0)	(5.0)
Natural gas swaps	1.2	4.5	5.7
Interest rate swaps	—	0.5	0.5

Total (gain) loss on hedging activities	(22.0)	0.3	(21.7)

Three months ended September 30, 2011:
Fixed price aluminum swaps	(30.7)	—	(30.7)
Variable price aluminum swaps and other	—	6.0	6.0
Natural gas swaps	3.6	1.6	5.2

Total (gain) loss on hedging activities	(27.1)	7.6	(19.5)

Nine months ended September 30, 2010:
Fixed price aluminum swaps	(62.2)	(1.2)	(63.4)
Variable price aluminum swaps and other	—	1.8	1.8
Natural gas swaps	3.0	12.7	15.7
Interest rate swaps	—	1.9	1.9

Total (gain) loss on hedging activities	(59.2)	15.2	(44.0)

Nine months ended September 30, 2011:
Fixed price aluminum swaps	(84.1)	—	(84.1)
Variable price aluminum swaps and other	—	4.9	4.9
Natural gas swaps	10.8	2.7	13.5
Interest rate swaps	—	0.1	0.1

Total (gain) loss on hedging activities	(73.3)	7.7	(65.6)

13. RECLAMATION, LAND, AND ASSET RETIREMENT OBLIGATIONS
Reclamation obligation
St. Ann has a reclamation obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. A summary of our reclamation obligation activity at St. Ann follows (in millions):

Nine months ended
September 30, 2011
$
Balance, beginning of period	9.4
Additional liabilities incurred	0.8
Liabilities settled	(4.1)
Accretion expense	0.1

Balance, end of period	6.2

Land obligation
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes, and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options (the “St. Ann Land Obligation”). We account for the costs associated with fulfilling the St. Ann Land Obligation by recording an asset (included in other assets in our consolidated balance sheets) for the estimated cost of the consideration, with a corresponding liability (included in accrued liabilities and other long-term liabilities in our consolidated balance sheets.) We amortize those costs over a three year period, representing the approximate time the land is used for mining purposes, including reclamation (the “Mining Period”).

In addition to the St. Ann Land Obligation, we have an agreement with the Government of Jamaica (“GOJ”) which requires us to fulfill obligations that pre-date St. Ann’s partnership with the GOJ. The costs to fulfill those obligations will be reimbursed by the GOJ up to a $4.3 million limit. St. Ann bears any costs in excess of the $4.3 million limit (the “Predecessor Land Obligation”). At September 30, 2011, we believe our costs to fulfill the Predecessor Land Obligation will exceed the $4.3 million limit by $1.2 million, and we have recorded such amount as a liability in our financial statements.
For both the St. Ann Land Obligation and the Predecessor Land Obligation, we record the costs to acquire and develop the assets to be used to satisfy the obligations, such as land, land improvements, and housing, as property, plant and equipment in our consolidated balance sheets. As cash is paid or title to land, land improvements and houses is transferred, we remove those assets from our financial statements and reduce the land obligation.
Relocating residents occurs often over several years, requiring management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial. Actual results could differ from these estimates. As such, estimates of the cost to fulfill the St. Ann Land Obligation and the Predecessor Land Obligation are subject to revision; therefore, it is reasonably possible that further adjustments to our liabilities may be necessary.
As revisions are made, we amortize such adjustments prospectively over the remaining amortization period in cases where the Mining Period has not been completed. As revisions are made in cases where the Mining Period is complete, we record such adjustments as additional amortization expense in the period of revision.
At September 30, 2011, we determined that the information that gave rise to revisions recorded during 2011 was known or knowable at December 31, 2010. As a result cost of goods sold was overstated in the three months and nine months ended September 30, 2011 by $3.0 million and $4.2 million, respectively. We have evaluated the materiality of the error from a qualitative and quantitative perspective in accordance with ASC 250-10-S99-1 “Staff Accounting Bulletin Topics 1.M, Assessing Materiality” and determined it to be immaterial to our 2010 consolidated financial statements. We have further determined that the impact of correcting this error in the current year will not be material to our 2011 financial statements. As a result, we have not adjusted any previously issued consolidated financial statements.
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
A summary of our asset retirement obligation activity follows (in millions):

Nine months ended
September 30, 2011
$
Balance, beginning of period	14.9
Additional liabilities incurred	0.6
Liabilities settled	(0.7)
Accretion expense	0.6

Balance, end of period	15.4

We had $9.2 million of restricted cash in an escrow account at December 31, 2010 and $9.2 million at September 30, 2011 as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.

14. NON-CONTROLLING INTEREST
Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the Government of Jamaica holds a 51% interest. NJBP mines bauxite, approximately 50% of which is sold to Gramercy, with the balance sold to third parties. We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from St. Ann, such as royalties, production and asset usage fees. Therefore, we consolidate NJBP into our consolidated financial statements.
The following amounts related to NJBP are included in our accompanying unaudited consolidated balance sheets (in millions):

	December 31, 2010			September 30, 2011
			Impact on			Impact on
	NJBP	Impact of	consolidated	NJBP	Impact of	consolidated
	balances	eliminations	statements	balances	eliminations	statements
	$	$	$	$	$	$
Cash and cash equivalents	0.5	—	0.5	0.4	—	0.4
Accounts receivable, net	16.1	(16.1)	—	14.1	(14.1)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	8.6	—	8.6	14.1	—	14.1
Other current assets	1.4	—	1.4	2.6	—	2.6
Property, plant and equipment, net	38.4	—	38.4	38.3	—	38.3
Haul roads, net and other assets	2.7	—	2.7	5.1	—	5.1
Accounts payable	(43.1)	36.0	(7.1)	(52.4)	36.8	(15.6)
Accrued liabilities	(4.6)	—	(4.6)	(4.2)	—	(4.2)
Environmental, land and reclamation liabilities	(8.3)	—	(8.3)	(6.0)	—	(6.0)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)

Net investment and advances to NJBP	5.7	19.9	25.6	6.0	22.7	28.7

15. RELATED PARTY TRANSACTIONS
We entered into a management consulting and advisory services agreement with Apollo on May 18, 2007 for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provided for annual fees of $2.0 million, payable in one lump sum annually. Historically, we expensed approximately $0.5 million of such fees each quarter in selling, general and administrative expenses in our consolidated statements of operations. Upon completion of our IPO in second quarter 2010, as permitted by the terms of that management agreement, Apollo terminated the agreement and received a $13.5 million fee from the Company. This payment consisted of $1.0 million in management fees accrued in 2010 prior to the termination of the management agreement and $12.5 million in accelerated management fees due upon termination of the management agreement. The fee is included in selling, general and administrative expenses in our accompanying unaudited consolidated statements of operations for the nine months ended September 30, 2010.
We sell flat rolled aluminum products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in millions):

Three months ended	$
September 30, 2010	2.0
September 30, 2011	2.1

Nine months ended	$
September 30, 2010	8.7
September 30, 2011	7.1
We have historically sold flat rolled aluminum products to Richardson Trident Co., which was acquired in first quarter of 2011 by Metals USA Holdings Corp, a portfolio company of Apollo. Sales to Metals USA Holdings Corp. and its subsidiaries were as follows (in millions):

Three months ended	$
September 30, 2010	3.4
September 30, 2011	4.2

Nine months ended	$
September 30, 2010	7.8
September 30, 2011	11.5

16. COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to six collective bargaining agreements: the United Steelworkers of America (“USWA”); the International Association of Machinists and Aerospace Workers (“IAMAW”); the University and Allied Workers Union (“UAWU”); and the Union of Technical, Administrative and Supervisory Personnel (“UTASP”).
•	During third quarter 2011, we finalized the terms of a three year agreement with the UAWU which will extend through April 30, 2013.
•
The agreement at St. Ann with the UTASP expired in December 2010. A claim for a new contract was received in June 2011 and we are currently negotiating the terms of a new agreement which we expect to finalize during fourth quarter 2011.

•	The agreement with the IAMAW at our Newport rolling mill expired in May 2011, and on June 1, 2011, a new three year labor agreement went into effect.
•	All other collective bargaining agreements expire within the next five years.
We have completed the process of formalizing recognition of a third union at St. Ann with the Bustamante Industrial Trade Union (“BITU”). During third quarter 2011, we finalized terms of a three year agreement with the BITU, which will extend through December 2012.
Legal Contingencies
We are a party to legal proceedings incidental to our business. In the opinion of management, the potential liability, if any, with respect to these actions will not materially affect our financial position, results of operations or cash flows.
Environmental Matters
In addition to our asset retirement obligations discussed in Note 13, “Reclamation, Land and Asset Retirement Obligations,” we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of December 31, 2010 and September 30, 2011, we had undiscounted liabilities of $2.0 million and $1.8 million, respectively, in accrued liabilities and $2.3 million and $2.5 million, respectively, in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Approximately two-thirds of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represents monitoring costs which will be incurred ratably over a 30 year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on future costs. No other third parties are involved in any ongoing environmental remediation activities with us.
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
Production Levy
At the end of 2009, we and the GOJ reached an agreement setting the fiscal regime structure for St. Ann’s bauxite mining operations through December 31, 2014. The agreement covers the fiscal regime, as well as commitments for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. If we do not meet our commitment to the GOJ regarding these expenditures, we would owe to the GOJ a penalty that could be material to our financial statements. We believe the possibility that we will not meet the commitment is remote.
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with Ameren pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $4.2 million over the life of the contract. This minimum purchase requirements represent significantly less power usage than we require, given the power-intensive nature of our smelter facility. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause (“FAC”).
On September 3, 2010, Ameren filed a new rate case with the Missouri Public Service Commission (“MoPSC”) seeking an 11% base rate increase. In July 2011, the MoPSC ruled on this rate case approving Ameren to increase its base rates, which increased our base rate by 5.2% effective July 31, 2011.
We are currently a party to the appeal of several rate-related issues, including rate increases approved by the MoPSC in January 2009, May 2010, and July 2011, and the amount of cost increases related to the FAC. Despite these appeals, our financial statements reflect our payment of power costs at the enacted rates, with disputed amounts held in escrow by the Missouri Circuit Court. As of December 31, 2010 and September  30, 2011, other current assets (see Note 5, “Supplemental Balance Sheet Information”) included $9.8 million and $27.8 million, respectively, for amounts held in escrow related to these appeals, with corresponding liabilities recorded in accounts payable.
On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC’s January 2009 rate increase approval. The parties to the appeal, including Noranda, are evaluating whether to request rehearing of the Court of Appeals’ decision or to appeal that decision to the Missouri Supreme Court. If the parties decide not to file additional appeals, or if such appeals are filed and are not successful, a substantial portion of the escrowed funds will be released to Ameren. At September 30, 2011, such amount of released funds would have been $27.6 million. The release of these funds will not result in any impact to our operating results, our net working capital, or our net assets.

17. FAIR VALUE MEASUREMENTS
The fair values and fair value hierarchy level of our assets and liabilities that are measured at fair value on a recurring basis were as follows (in millions):

	December 31, 2010				September 30, 2011
	Level 1	Level 2	Level 3	Total fair value	Level 1	Level 2	Level 3	Total fair value
	$	$	$	$	$	$	$	$
Cash equivalents	21.4	—	—	21.4	36.4	—	—	36.4
Derivative assets	—	3.5	—	3.5	—	0.5	—	0.5
Derivative liabilities	—	(45.1)	—	(45.1)	—	(40.1)	—	(40.1)
RSU liability awards	—	—	—	—	(0.5)	—	—	(0.5)

Total	21.4	(41.6)	—	(20.2)	35.9	(39.6)	—	(3.7)

Cash equivalents are temporary cash investments with high credit quality financial institutions, which include money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments are valued based upon unadjusted, quoted prices in active markets and are classified as Level 1.
Fair values of all derivative instruments are classified as Level 2 and are primarily measured using industry standard models that incorporate inputs including: quoted forward prices for commodities, interest rates, and current market prices for those assets and liabilities. Substantially all of the inputs are observable throughout the full term of the derivative instrument. The counterparty of our derivative trades is Merrill Lynch, with the exception of a small portion of our other hedging contracts related to Midwest premiums.
We discuss the RSU liability awards in Note 9, “Shareholders’ Equity and Share-Based Payments.” The fair value of this Level 1 liability is determined based on the closing market price of our common stock.
In Note 6, “Long-Term Debt,” we disclose the fair values of our debt instruments. We use bid prices obtained through broker quotes to determine the fair value of our AcquisitionCo Notes. The fair value of our AcquisitionCo Notes is classified as Level 2 within the hierarchy. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the term B loan and revolving credit facility are based on interest rates available at each balance sheet date. These instruments are classified as Level 2, also.
We had no transfers between fair value hierarchy levels during the nine months ended September 30, 2011.

18. SEGMENTS
We manage and operate our business segments based on the markets we serve and the products we produce. We have five reportable segments consisting of bauxite, alumina refining, primary aluminum products, flat rolled products and corporate. Segment profit (loss) (in which certain items, are not allocated to the segments and in which certain items, primarily the income statement effects of current period cash settlements of hedges, are allocated to the segments) is a measure used by management as a basis for resource allocation.
The following tables summarize operating results and assets of our reportable segments and include a reconciliation of segment profit (loss) to income before income taxes (in millions):

	Three months ended September 30, 2010
			Primary
		Alumina	aluminum	Flat rolled
	Bauxite	refining	products	products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	17.6	52.2	110.8	133.6	—	—	314.2
Intersegment	17.9	35.4	38.3	0.1	—	(91.7)	—

Total sales	35.5	87.6	149.1	133.7	—	(91.7)	314.2

Segment profit (loss)	7.7	10.1	12.5	14.4	(5.8)	(0.1)	38.8
Depreciation and amortization	2.5	5.0	12.0	5.1	0.3	—	24.9
Capital expenditures	2.5	2.3	4.7	2.3	0.7	—	12.5

	Three months ended September 30, 2010
			Primary
		Alumina	aluminum	Flat rolled
	Bauxite	refining	products	products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	7.7	10.1	12.5	14.4	(5.8)	(0.1)	38.8
Depreciation and amortization	(2.5)	(5.0)	(12.0)	(5.1)	(0.3)	—	(24.9)
Last in, first out and lower of cost or market inventory adjustments	—	—	6.3	4.8	—	(0.1)	11.0
Loss on disposal of assets	—	—	(1.3)	(0.1)	(0.1)	—	(1.5)
Non-cash pension, accretion and stock compensation	(0.1)	(0.1)	(0.8)	(0.6)	(0.4)	—	(2.0)
Restructuring, relocation and severance	(0.1)	—	—	—	(0.6)	—	(0.7)
Consulting and sponsor fees	—	—	—	—	(0.2)	—	(0.2)
Cash settlements on hedging transactions	—	—	0.1	(0.6)	—	—	(0.5)
Other, net	0.1	(0.2)	(0.2)	0.1	0.2	0.1	0.1

Operating income (loss)	5.1	4.8	4.6	12.9	(7.2)	(0.1)	20.1

Interest expense, net							7.2
Gain on hedging activities, net							(21.7)
Gain on debt repurchase							(3.5)

Total other income							(18.0)

Income before income taxes							38.1

	Three months ended September 30, 2011
			Primary
		Alumina	aluminum	Flat rolled
	Bauxite	refining	products	products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	17.4	60.6	159.2	163.2	—	—	400.4
Intersegment	23.5	43.5	28.5	—	—	(95.5)	—

Total sales	40.9	104.1	187.7	163.2	—	(95.5)	400.4

Segment profit (loss)	6.8	23.4	21.8	12.1	(8.0)	4.1	60.2
Depreciation and amortization	3.2	5.3	11.5	4.7	0.3	—	25.0
Capital expenditures	1.3	4.1	6.5	2.7	0.2	—	14.8

	Three months ended September 30, 2011
			Primary
		Alumina	aluminum	Flat rolled
	Bauxite	refining	products	products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	6.8	23.4	21.8	12.1	(8.0)	4.1	60.2
Depreciation and amortization	(3.2)	(5.3)	(11.5)	(4.7)	(0.3)	—	(25.0)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.0)	0.7	—	3.2	1.9
Gain (loss) on disposal of assets	—	—	(0.4)	0.1	—	—	(0.3)
Non-cash pension, accretion and stock compensation	(0.1)	(0.1)	(0.8)	(0.6)	(1.0)	—	(2.6)
Restructuring, relocation and severance	—	—	(0.6)	(0.1)	(0.5)	—	(1.2)
Consulting and sponsor fees	—	—	—	—	(1.4)	—	(1.4)
Cash settlements on hedging transactions	—	—	0.3	—	—	—	0.3
Other, net	0.1	(0.1)	0.1	—	(3.5)	(5.3)	(8.7)

Operating income (loss)	3.6	17.9	6.9	7.5	(14.7)	2.0	23.2

Interest expense, net							5.2
Gain on hedging activities, net							(19.5)
Total other income							(14.3)

Income before income taxes							37.5

	Nine months ended September 30, 2010
			Primary
		Alumina	aluminum	Flat rolled
	Bauxite	refining	products	products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	42.7	161.9	345.8	400.2	—	—	950.6
Intersegment	48.0	113.2	98.4	0.1	—	(259.7)	—

Total sales	90.7	275.1	444.2	400.3	—	(259.7)	950.6

Segment profit (loss)	20.0	35.9	70.1	40.2	(19.5)	(2.5)	144.2
Depreciation and amortization	8.1	15.4	36.4	15.5	0.7	—	76.1
Capital expenditures	5.4	6.5	20.0	6.8	1.6	—	40.3

	Nine months ended September 30, 2010
			Primary
		Alumina	aluminum	Flat rolled
	Bauxite	refining	products	products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	20.0	35.9	70.1	40.2	(19.5)	(2.5)	144.2
Depreciation and amortization	(8.1)	(15.4)	(36.4)	(15.5)	(0.7)	—	(76.1)
Last in, first out and lower of cost or market inventory adjustments	—	—	(0.3)	0.8	—	(0.2)	0.3
Loss on disposal of assets	—	—	(2.8)	(0.5)	(0.1)	—	(3.4)
Non-cash pension, accretion and stock compensation	(0.5)	(0.9)	(2.6)	(1.8)	(5.6)	—	(11.4)
Restructuring, relocation and severance	(3.2)	(1.6)	(1.9)	(1.4)	(0.9)	—	(9.0)
Consulting and sponsor fees	—	—	—	—	(18.9)	—	(18.9)
Cash settlements on hedging transactions	—	—	0.2	(0.9)	—	—	(0.7)
Other, net	0.1	1.9	(0.2)	(0.1)	—	1.8	3.5

Operating income (loss)	8.3	19.9	26.1	20.8	(45.7)	(0.9)	28.5

Interest expense, net							25.0
Gain on hedging activities, net							(44.0)
Gain on debt repurchase							(0.9)

Total other income							(19.9)

Income before income taxes							48.4

	Nine months ended September 30, 2011
			Primary
		Alumina	aluminum	Flat rolled
	Bauxite	refining	products	products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	52.0	182.2	498.8	488.3	—	—	1,221.3
Intersegment	63.4	135.0	62.3	—	—	(260.7)	—

Total sales	115.4	317.2	561.1	488.3	—	(260.7)	1,221.3

Segment profit (loss)	19.2	73.9	117.6	41.8	(21.8)	0.1	230.8
Depreciation and amortization	7.6	15.7	34.8	14.1	0.9	—	73.1
Capital expenditures	6.7	9.4	18.7	8.4	0.9	—	44.1

	Nine months ended September 30, 2011
			Primary
		Alumina	aluminum	Flat rolled
	Bauxite	refining	products	products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	19.2	73.9	117.6	41.8	(21.8)	0.1	230.8
Depreciation and amortization	(7.6)	(15.7)	(34.8)	(14.1)	(0.9)	—	(73.1)
Last in, first out and lower of cost or market inventory adjustments	—	—	(10.4)	(7.6)	—	0.7	(17.3)
Gain (loss) on disposal of assets	0.7	—	(1.6)	(0.9)	—	—	(1.8)
Non-cash pension, accretion and stock compensation	(0.4)	(0.4)	(2.2)	(1.8)	(4.8)	—	(9.6)
Restructuring, relocation and severance	—	(0.2)	(0.8)	(0.2)	(0.6)	—	(1.8)
Consulting and sponsor fees	—	—	—	—	(1.8)	—	(1.8)
Cash settlements on hedging transactions	—	—	(0.1)	(2.4)	—	—	(2.5)
Other, net	0.1	(0.3)	(0.1)	—	(3.7)	(1.7)	(5.7)

Operating income (loss)	12.0	57.3	67.6	14.8	(33.6)	(0.9)	117.2

Interest expense, net							16.4
Gain on hedging activities, net							(65.6)

Total other income							(49.2)

Income before income taxes							166.4

	December 31, 2010	September 30, 2011
	$	$
Segment assets:
Bauxite	135.2	159.4
Alumina refining	229.2	223.5
Primary aluminum products	605.4	609.0
Flat rolled products	411.9	412.6
Corporate	74.3	134.4
Eliminations	(41.3)	(53.2)

Total assets	1,414.7	1,485.7

19. SUBSIDIARY ISSUER OF GUARANTEED NOTES
The following unaudited condensed consolidating financial statements present separately the financial condition and results of operations and cash flows for Noranda HoldCo (as parent guarantor), Noranda AcquisitionCo (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations (“the guarantor financial statements”). The guarantor financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
The accounting policies used in the preparation of the guarantor financial statements are consistent with those found elsewhere in the accompanying unaudited consolidated financial statements. Intercompany transactions have been presented gross in the guarantor financial statements; however these transactions eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
As of December 31, 2010
(in millions)

	Parent
	guarantor	Issuer
	(Noranda	(Noranda	Subsidiary	Subsidiary
	HoldCo)	AcquisitionCo)	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	7.3	20.4	2.5	3.6	—	33.8
Accounts receivable, net:
Trade	—	—	128.1	3.5	—	131.6
Affiliates	21.4	11.9	—	14.4	(47.7)	—
Inventories, net	—	—	176.0	27.2	(2.1)	201.1
Prepaid expenses	0.2	—	4.2	8.5	—	12.9
Other current assets	—	—	12.5	6.7	—	19.2

Total current assets	28.9	32.3	323.3	63.9	(49.8)	398.6

Investments in affiliates	356.5	1,265.7	—	—	(1,622.2)	—
Advances due from affiliates	28.3	46.7	516.7	63.5	(655.2)	—
Property, plant and equipment, net	—	—	663.6	56.3	—	719.9
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	73.0	—	—	73.0
Other assets	—	11.0	59.6	15.0	—	85.6

Total assets	413.7	1,355.7	1,773.8	198.7	(2,327.2)	1,414.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	0.1	—	88.1	7.5	—	95.7
Affiliates	—	21.3	14.4	12.0	(47.7)	—
Accrued liabilities	—	0.3	38.1	16.5	—	54.9
Taxes payable	5.3	—	(0.8)	0.3	—	4.8
Derivative liabilities, net	—	—	23.2	—	—	23.2
Deferred tax liabilities	0.1	—	48.4	—	—	48.5

Total current liabilities	5.5	21.6	211.4	36.3	(47.7)	227.1

Long-term debt	—	419.7	—	—	—	419.7
Long-term derivative liabilities, net	—	—	18.4	—	—	18.4
Pension and other post-retirement liabilities	—	—	105.3	10.7	—	116.0
Other long-term liabilities	0.1	2.3	44.3	11.2	—	57.9
Advances due to affiliates	78.0	521.5	56.4	—	(655.9)	—
Long-term deferred tax liabilities	38.4	34.1	204.8	2.0	(1.4)	277.9
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	227.7	352.1	1,199.7	83.7	(1,635.5)	227.7
Retained earnings (accumulated deficit)	(8.2)	(65.1)	(142.2)	55.1	152.2	(8.2)
Accumulated other comprehensive income (loss)	69.5	69.5	75.7	(6.3)	(138.9)	69.5

Total shareholders’ equity	289.7	356.5	1,133.2	132.5	(1,622.2)	289.7
Non-controlling interest	—	—	—	6.0	—	6.0

Total equity	289.7	356.5	1,133.2	138.5	(1,622.2)	295.7

Total liabilities and equity	413.7	1,355.7	1,773.8	198.7	(2,327.2)	1,414.7

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
As of September 30, 2011
(in millions)
(unaudited)

	Parent
	guarantor	Issuer
	(Noranda	(Noranda	Subsidiary	Subsidiary
	HoldCo)	AcquisitionCo)	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	7.6	85.0	3.3	8.0	—	103.9
Accounts receivable, net:
Trade	—	—	134.4	5.6	—	140.0
Affiliates	21.6	11.9	0.6	25.1	(59.2)	—
Inventories, net	—	—	177.3	29.5	(2.9)	203.9
Prepaid expenses	0.2	—	9.7	4.6	—	14.5
Other current assets	—	—	29.8	7.0	—	36.8

Total current assets	29.4	96.9	355.1	79.8	(62.1)	499.1

Investments in affiliates	510.0	1,464.7	—	—	(1,974.7)	—
Advances due from affiliates	—	76.9	641.6	63.5	(782.0)	—
Property, plant and equipment, net	—	—	639.6	56.9	—	696.5
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	68.6	—	—	68.6
Other assets	—	8.8	53.3	21.8	—	83.9

Total assets	539.4	1,647.3	1,895.8	222.0	(2,818.8)	1,485.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	112.7	16.0	—	128.7
Affiliates	—	21.6	25.1	12.5	(59.2)	—
Accrued liabilities	0.5	6.2	38.1	20.1	—	64.9
Taxes payable	0.2	—	(0.3)	2.4	—	2.3
Derivative liabilities, net	—	—	33.5	—	—	33.5
Deferred tax liabilities	—	—	49.2	—	—	49.2

Total current liabilities	0.7	27.8	258.3	51.0	(59.2)	278.6

Long-term debt	—	428.5	—	—	—	428.5
Long-term derivative liabilities, net	—	—	6.1	—	—	6.1
Pension and other post-retirement liabilities	—	—	98.4	11.6	—	110.0
Other long-term liabilities	—	0.1	36.9	12.2	—	49.2
Advances due to affiliates	135.6	646.4	—	—	(782.0)	—
Long-term deferred tax liabilities	41.3	34.5	170.9	1.7	(2.9)	245.5
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	232.9	352.1	1,199.7	83.7	(1,635.5)	232.9
Retained earnings (accumulated deficit)	108.3	140.0	101.3	62.1	(303.4)	108.3
Accumulated other comprehensive income (loss)	17.9	17.9	24.2	(6.3)	(35.8)	17.9

Total shareholders’ equity	359.8	510.0	1,325.2	139.5	(1,974.7)	359.8
Non-controlling interest	—	—	—	6.0	—	6.0

Total equity	359.8	510.0	1,325.2	145.5	(1,974.7)	365.8

Total liabilities and equity	539.4	1,647.3	1,895.8	222.0	(2,818.8)	1,485.7

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statements of Operations
(in millions)
(unaudited)

	Three months ended September 30, 2010
	Parent
	guarantor	Issuer
	(Noranda	(Noranda	Subsidiary	Subsidiary
	HoldCo)	AcquisitionCo)	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	296.6	35.5	(17.9)	314.2

Operating costs and expenses:
Cost of sales	—	—	264.4	27.7	(17.9)	274.2
Selling, general and administrative expenses	0.6	0.1	16.5	2.7	—	19.9

Total operating costs and expenses	0.6	0.1	280.9	30.4	(17.9)	294.1

Operating income (loss)	(0.6)	(0.1)	15.7	5.1	—	20.1

Other (income) expense:
Interest expense (income), net	(0.1)	7.3	—	—	—	7.2
Gain on hedging activities, net	—	—	(21.7)	—	—	(21.7)
Gain on debt repurchase	—	(3.5)	—	—	—	(3.5)

Total other (income) expense	(0.1)	3.8	(21.7)	—	—	(18.0)

Income (loss) before income taxes	(0.5)	(3.9)	37.4	5.1	—	38.1
Income tax (benefit) expense	(0.3)	(2.1)	13.4	1.9	—	12.9
Equity in net income (loss) of subsidiaries	25.4	27.2	—	—	(52.6)	—

Net income (loss)	25.2	25.4	24.0	3.2	(52.6)	25.2

	Three months ended September 30, 2011
	Parent
	guarantor	Issuer
	(Noranda	(Noranda	Subsidiary	Subsidiary
	HoldCo)	AcquisitionCo)	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	383.0	40.9	(23.5)	400.4

Operating costs and expenses:
Cost of sales	—	—	340.1	33.8	(23.5)	350.4
Selling, general and administrative expenses	1.2	—	22.0	3.6	—	26.8

Total operating costs and expenses	1.2	—	362.1	37.4	(23.5)	377.2

Operating income (loss)	(1.2)	—	20.9	3.5	—	23.2

Other (income) expense:
Interest expense (income), net	(0.1)	5.2	0.1	—	—	5.2
Gain on hedging activities, net	—	—	(19.5)	—	—	(19.5)

Total other (income) expense	(0.1)	5.2	(19.4)	—	—	(14.3)

Income (loss) before income taxes	(1.1)	(5.2)	40.3	3.5	—	37.5
Income tax (benefit) expense	(0.2)	(1.7)	7.4	1.2	—	6.7
Equity in net income (loss) of subsidiaries	31.7	35.2	—	—	(66.9)	—

Net income (loss)	30.8	31.7	32.9	2.3	(66.9)	30.8

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statements of Operations
(in millions)
(unaudited)

	Nine months ended September 30, 2010
	Parent
	guarantor	Issuer
	(Noranda	(Noranda	Subsidiary	Subsidiary
	HoldCo)	AcquisitionCo)	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	907.9	90.7	(48.0)	950.6

Operating costs and expenses:
Cost of sales	—	—	808.2	69.9	(48.0)	830.1
Selling, general and administrative expenses	5.4	18.6	55.5	12.5	—	92.0

Total operating costs and expenses	5.4	18.6	863.7	82.4	(48.0)	922.1

Operating income (loss)	(5.4)	(18.6)	44.2	8.3	—	28.5

Other (income) expense:
Interest expense (income), net	6.1	22.8	0.2	(4.1)	—	25.0
Gain on hedging activities, net	—	—	(44.0)	—	—	(44.0)
(Gain) loss on debt repurchase	1.0	(1.9)	—	—	—	(0.9)

Total other (income) expense	7.1	20.9	(43.8)	(4.1)	—	(19.9)

Income (loss) before income taxes	(12.5)	(39.5)	88.0	12.4	—	48.4
Income tax (benefit) expense	(3.9)	(13.7)	29.7	4.3	—	16.4
Equity in net income (loss) of subsidiaries	40.6	66.4	—	—	(107.0)	—

Net income (loss)	32.0	40.6	58.3	8.1	(107.0)	32.0

	Nine months ended September 30, 2011
	Parent
	guarantor	Issuer
	(Noranda	(Noranda	Subsidiary	Subsidiary
	HoldCo)	AcquisitionCo)	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,169.4	115.3	(63.4)	1,221.3

Operating costs and expenses:
Cost of sales	—	—	1,001.9	93.3	(63.4)	1,031.8
Selling, general and administrative expenses	5.5	0.3	56.4	10.1	—	72.3

Total operating costs and expenses	5.5	0.3	1,058.3	103.4	(63.4)	1,104.1

Operating income (loss)	(5.5)	(0.3)	111.1	11.9	—	117.2
Other (income) expense:
Interest expense (income), net	(0.3)	16.6	0.1	—	—	16.4
Gain on hedging activities, net	—	—	(65.6)	—	—	(65.6)

Total other (income) expense	(0.3)	16.6	(65.5)	—	—	(49.2)

Income (loss) before income taxes	(5.2)	(16.9)	176.6	11.9	—	166.4
Income tax (benefit) expense	(1.3)	(5.6)	52.8	4.0	—	49.9
Equity in net income (loss) of subsidiaries	120.4	131.7	—	—	(252.1)	—

Net income (loss)	116.5	120.4	123.8	7.9	(252.1)	116.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2010
(in millions)
(unaudited)

	Parent
	guarantor	Issuer
	(Noranda	(Noranda	Subsidiary	Subsidiary
	HoldCo)	AcquisitionCo)	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(32.0)	242.9	32.1	6.9	—	249.9

INVESTING ACTIVITIES
Capital expenditures	—	—	(35.0)	(5.3)	—	(40.3)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2

Cash used in investing activities	—	—	(34.8)	(5.3)	—	(40.1)

FINANCING ACTIVITIES
Proceeds from issuance of common shares	82.9	—	—	—	—	82.9
Repayments on revolving credit facility	—	(215.9)	—	—	—	(215.9)
Repayments of long-term debt	(66.4)	(144.6)	—	—	—	(211.0)
Distribution to parent from subsidiary	0.9	(0.9)	—	—	—	—

Cash provided by (used in) financing activities	17.4	(361.4)	—	—	—	(344.0)

Change in cash and cash equivalents	(14.6)	(118.5)	(2.7)	1.6	—	(134.2)
Cash and cash equivalents, beginning of period	21.4	140.5	4.3	1.0	—	167.2

Cash and cash equivalents, end of period	6.8	22.0	1.6	2.6	—	33.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2011
(in millions)
(unaudited)

	Parent
	guarantor	Issuer
	(Noranda	(Noranda	Subsidiary	Subsidiary
	HoldCo)	AcquisitionCo)	guarantors	non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(1.9)	65.5	38.0	8.7	—	110.3

INVESTING ACTIVITIES
Capital expenditures	—	—	(37.4)	(6.7)	—	(44.1)
Proceeds from sale of property, plant and equipment	—	—	0.2	2.4	—	2.6

Cash used in investing activities	—	—	(37.2)	(4.3)	—	(41.5)

FINANCING ACTIVITIES
Proceeds from issuance of common shares	0.6	—	—	—	—	0.6
Excess tax benefit related to share-based payment arrangements	0.7	—	—	—	—	0.7
Distribution to parent from subsidiary	0.9	(0.9)	—	—	—	—

Cash provided by (used in) financing activities	2.2	(0.9)	—	—	—	1.3

Change in cash and cash equivalents	0.3	64.6	0.8	4.4	—	70.1
Cash and cash equivalents, beginning of period	7.3	20.4	2.5	3.6	—	33.8

Cash and cash equivalents, end of period	7.6	85.0	3.3	8.0	—	103.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our third quarter 2011 operating results reflect the combined effects of continued strong aluminum industry fundamentals, our integrated business model, and our efforts to take costs out of the business and improve operating effectiveness. As a result, we produced year-over-year growth in revenue, profitability and liquidity:
•
Strong demand in billet, rod, and high-purity sow product groups allowed us to capitalize on higher London Metal Exchange (“LME”) aluminum prices, resulting in 27.4% revenue growth over third quarter 2010.

•	Revenue growth more than offset the effect of higher raw materials input costs resulting in a 15.4% increase in operating income over third quarter 2010.
•
As anticipated, and consistent with trends throughout 2011, our third quarter 2011 integrated net cash cost for primary aluminum products was $0.81 per pound compared to $0.77 per pound in third quarter 2010. This increase reflected upward pressure in key input costs such as energy (electricity in our primary aluminum segment and oil-based fuels in our bauxite segment), carbon-based products (primarily in our aluminum products segment) and chemical products (alumina refining segment).

•	Our cash flow from operations was $33.7 million in third quarter 2011, including $10.5 million cash from operating working capital reductions.
•	Adjusted EBITDA was $54.0 million, 63.6% higher than third quarter 2010.
•
Our results reflect approximately $14.1 million in cost and capital expenditure savings in third quarter 2011 pursuant to our CORE program and $51.7 million to date in 2011 towards our three year $140.0 million CORE program goal. Our CORE program has generated $171.8 million of total savings since its inception in 2009.

Within the recent environment of global economic uncertainty, we have observed that demand patterns remain stable across the integrated business and the rate of raw material input costs inflation has slowed:
•
For fourth quarter 2011, we expect to experience seasonal demand patterns comparable to those seen in fourth quarter 2010 for value-added primary aluminum products such as billet and rod, and for flat rolled products. Despite this seasonal decline in value-added products demand, we expect primary aluminum segment total volume for 2011 as a whole to be at or near capacity.

•	We expect 2012 demand to be similar to 2011 levels in key product groups such as value-added primary aluminum, flat rolled products, alumina, and bauxite.

Forward-looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements about future, not past, events and involve certain important risks and uncertainties, any of which could cause the Company’s actual results to differ materially from those expressed in forward-looking statements, including, without limitation: the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in earnings and cash flows; a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of the Company’s products; fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products; the effects of competition in Noranda’s business lines; Noranda’s ability to retain customers, a substantial number of which do not have long-term contractual arrangements with the Company; the ability to fulfill the business’s substantial capital investment needs; labor relations (i.e. disruptions, strikes or work stoppages) and labor costs; unexpected issues arising in connection with Noranda’s operations outside of the United States; the ability to retain key management personnel; and Noranda’s expectations with respect to its acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions.
Forward-looking statements contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to Noranda’s strategy, plans or intentions. All statements Noranda makes relating to its estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to the Company’s expectations regarding future industry trends are forward-looking statements. Noranda undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made and which reflect management’s current estimates, projections, expectations or beliefs. All forward-looking statements herein are based upon information available to us on the date of this report on Form 10-Q.
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
Inventory Valuation
An actual valuation of inventory under the last-in, first-out (“LIFO”) method can be made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory costs. Because these calculations are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, we calculate a LIFO reserve each quarter, giving consideration to expected year-end inventory pricing.
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the nine months ended September 30, 2011, given certain specified changes in inventory costs:

		Increase (decrease)
Inventory item	Sensitivity	in pre-tax income ($ in millions)

Primary aluminum segment:
Coke	10% increase in price	(0.6)
Alumina	$0.10 increase in LME per pound	(2.1)
Flat rolled products segment:
Metal	$0.10 increase in LME per pound	(5.1)

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
	$	$	$	$
Statements of operations data (unaudited, in millions):
Sales	314.2	400.4	950.6	1,221.3
Operating costs and expenses:
Cost of sales	274.2	350.4	830.1	1,031.8
Selling, general and administrative expenses	19.9	26.8	92.0	72.3

Total operating costs and expenses	294.1	377.2	922.1	1,104.1

Operating income	20.1	23.2	28.5	117.2

Other (income) expense:
Interest expense, net	7.2	5.2	25.0	16.4
Gain on hedging activities, net	(21.7)	(19.5)	(44.0)	(65.6)
Gain on debt repurchase	(3.5)	—	(0.9)	—

Total other income	(18.0)	(14.3)	(19.9)	(49.2)

Income before income taxes	38.1	37.5	48.4	166.4
Income tax expense	12.9	6.7	16.4	49.9

Net income	25.2	30.8	32.0	116.5

Net income per common share:
Basic	0.46	0.46	0.65	1.74
Diluted	0.45	0.45	0.64	1.71
Weighted-average common shares outstanding (in millions):
Basic	55.28	67.23	49.42	67.00
Diluted	56.30	68.49	50.31	68.32
Sales by segment (in millions):
Bauxite	35.5	40.9	90.7	115.4
Alumina refining	87.6	104.1	275.1	317.2
Primary aluminum products	149.1	187.7	444.2	561.1
Flat rolled products	133.7	163.2	400.3	488.3
Eliminations	(91.7)	(95.5)	(259.7)	(260.7)

Total	314.2	400.4	950.6	1,221.3

Segment profit (loss) (in millions):
Bauxite	7.7	6.8	20.0	19.2
Alumina refining	10.1	23.4	35.9	73.9
Primary aluminum products	12.5	21.8	70.1	117.6
Flat rolled products	14.4	12.1	40.2	41.8
Corporate	(5.8)	(8.0)	(19.5)	(21.8)
Eliminations	(0.1)	4.1	(2.5)	0.1

Total	38.8	60.2	144.2	230.8

Financial and other data:
Average realized Midwest transaction price (per pound)(1)	0.99	1.18	1.02	1.21
Integrated net cash cost for primary aluminum products (per pound shipped)(2)	0.77	0.81	0.72	0.72
Third party shipments:
Bauxite (kMts)	570.5	619.9	1,392.7	1,853.9
Alumina refining (kMts)	164.7	160.2	507.3	482.2
Primary aluminum products (pounds, in millions)	102.3	123.8	310.5	383.0
Flat rolled products (pounds, in millions)	92.0	94.9	267.7	286.3
Intersegment shipments:
Bauxite (kMts)	665.8	749.3	1,920.1	2,018.3
Alumina refining (kMts)	124.8	123.9	354.0	380.9
Primary aluminum products (pounds, in millions)	38.4	24.8	97.5	52.6

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2011	2010	2011
Total primary aluminum cash cost (in millions)(a)	$108.6	$119.7	$292.5	$314.7
Total primary aluminum shipments (pounds in millions)	140.7	148.6	408.0	435.6

Integrated net cash cost for primary aluminum products (per pound shipped)	$0.77	$0.81	$0.72	$0.72

(a) Total primary aluminum cash cost is calculated below (in millions):
Total primary aluminum product sales	$149.1	$187.7	$444.2	$561.1
Less: fabrication premiums and other revenue	(10.3)	(11.9)	(28.2)	(35.6)

Realized Midwest transaction price revenue	138.8	175.8	416.0	525.5

Primary aluminum products segment profit	12.5	21.8	70.1	117.6
Alumina refining segment profit	10.1	23.4	35.9	73.9
Bauxite segment profit	7.7	6.8	20.0	19.2
Profit eliminations	(0.1)	4.1	(2.5)	0.1

Total	30.2	56.1	123.5	210.8

Total primary aluminum cash cost	$108.6	$119.7	$292.5	$314.7

Discussion of Operating Results
A discussion of our results of operations is presented for the three months and nine months ended September 30, 2010 and September 30, 2011.
You should read the following discussion of our results of operations in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report on Form 10-Q.
Three months ended September 30, 2010 compared to three months ended September 30, 2011 discussion of consolidated operating results
Sales
Sales for third quarter 2010 were $314.2 million compared to $400.4 million in third quarter 2011. The $86.2 million increase in sales is mainly the result of higher realized prices for aluminum and higher third-party shipment volumes in the bauxite and primary aluminum segments.
•
The LME price improved from an average of $0.95 per pound during third quarter 2010 to $1.09 per pound during third quarter 2011. Our average realized Midwest transaction price (“MWTP”) for third quarter 2011 was $1.18 per pound, compared to $0.99 per pound in third quarter 2010. These realized price improvements contributed $58.6 million to our quarter-over-quarter sales growth.

•
Demand remained strong during third quarter 2011, particularly across the majority of product groups in our flat rolled products segment and for billet and rod in the primary aluminum products segment. The strong demand in these segments contributed to $27.6 million of quarter-over-quarter sales growth.

Cost of sales
Cost of sales for third quarter 2010 was $274.2 million compared to $350.4 million in third quarter 2011. The $76.2 million increase in cost of sales is mainly due to (i) the increase in LME prices, as reflected in the pass-through nature of the flat rolled products segment; (ii) higher shipment volumes in the bauxite segment; and (iii) upward pressure in key input costs such as energy (electricity in our primary aluminum segment and oil-based fuels in our bauxite segment), carbon-based products (primarily in our aluminum products segment) and chemical products (alumina refining segment.)
Third quarter 2010 cost of sales were favorably impacted by $11.0 million of non-cash lower-of-cost-or-market and LIFO adjustments due to the sell through of inventory and an increase in the LME aluminum price in third quarter 2010 compared to second quarter 2010. Third quarter 2011 was favorably impacted by $1.9 million of non-cash lower-of-cost-or-market and LIFO adjustments.

Selling, general and administrative expenses
Selling, general and administrative expenses in third quarter 2010 were $19.9 million and increased to $26.8 million in third quarter 2011. The $6.9 million expense increase primarily consists of (i) $2.8 million of project-related legal and consulting fees in the 2011 period; (ii) increased stock compensation expense of $0.7 million primarily related to restricted stock units granted in 2011; and (iii) $3.4 million of expense for the release of an indemnification receivable from our previous owner associated with a portion of our uncertain tax positions. The indemnification receivable was released because the statute of limitations expired on the uncertain tax position, which resulted in a reversal against income tax expense of a $3.4 million liability.
Operating income
Operating income in third quarter 2010 was $20.1 million compared to $23.2 million in third quarter 2011. The $3.1 million increase in operating income relates to $10.0 million improvement in sales margin (sales minus cost of sales), partially offset by the $6.9 million increase in selling, general and administrative expenses, as discussed above.
Sales margin for third quarter 2010 was $40.0 million compared to $50.0 million in the third quarter 2011. The $10.0 million sales margin increase primarily resulted from the favorable impacts of higher external shipment volumes and realized prices coupled with cost savings achieved through our CORE program.
Interest expense, net
Interest expense in third quarter 2010 was $7.2 million and decreased to $5.2 million in third quarter 2011. The $2.0 million decrease in interest expense resulted from the repayment of debt during 2010. Average debt outstanding was $546.8 million during third quarter 2010, compared to $428.5 million during third quarter 2011.
Gain on hedging activities, net
Gain on hedging activities was $21.7 million in third quarter 2010 and $19.5 million in third quarter 2011. The $2.2 million decrease primarily related to variability in the LME price relative to our variable-price aluminum transactions.
Gain on debt repurchase
During third quarter 2010, we repurchased and retired $20.6 million aggregate principal amount of our AcquisitionCo Notes with a net carrying amount of $20.6 million for $17.1 million, resulting in a net gain on debt repurchase of $3.5 million. We did not repurchase any debt during the three months ended September 30, 2011.
Income before income taxes
Income before income taxes was $38.1 million in third quarter 2010 and $37.5 million in the third quarter 2011. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three months ended September 30,
	2010	2011
	$	$
	Increase (decrease) to pre-tax income
Pre-tax impact of special items:
Release of indemnification receivable related to uncertain tax positions	—	(3.4)
Gain on debt repurchase	3.5	—
Gain on hedging activities	21.7	19.5

Total pre-tax impact of special items	25.2	16.1
Income tax impact of special items	8.8	(0.2)

After-tax impact of special items	16.4	16.3

The income tax impact of special items includes a $5.4 million tax benefit related to the release of a portion of our reserve for uncertain tax positions for the 2011 period. This $5.4 million tax benefit comprises the $3.4 million of uncertain tax positions indemnified by our previous owner and $2.0 million of uncertain tax positions taken after May 2007. Excluding these two items, our expected annual effective tax rate for 2011 would have been 32.6%.
Pre-tax income in the third quarter 2011 was favorably impacted by a $3.1 million increase in operating income and a $2.0 million decrease in interest expense, partially offset by a $2.2 million decrease in gain on hedging activities.
Income tax expense
Income tax expense was $12.9 million in third quarter 2010 compared to $6.7 million in third quarter 2011. The provision for income taxes resulted in an effective tax rate of 33.9% for third quarter 2010 and 17.9% for third quarter 2011. The effective income tax rate for third quarter 2011 was impacted by the release of a portion of our reserve for uncertain tax positions which reduced third quarter income tax expense by $5.4 million. Our effective tax rate in both periods was impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.

Net income
Net income was $25.2 million in third quarter 2010 and increased to $30.8 million in third quarter 2011. The $5.6 million increase primarily resulted from the $6.2 million lower income taxes offset by the $0.6 million decrease in pre-tax income.
Three months ended September 30 2010 compared to three months ended September 30, 2011 discussion of segment results
Bauxite
Sales to external customers from our bauxite segment for third quarter 2010 were $17.6 million, compared to $17.4 million for third quarter 2011.
Segment profit in third quarter 2010 was $7.7 million compared to $6.8 million in third quarter 2011. This $0.9 million decrease resulted from the continued rise in fuel costs and demurrage, offset in part by the favorable effects of higher volumes and higher bauxite pricing.
Alumina refining
Sales to external customers from our alumina refining segment for third quarter 2010 were $52.2 million compared to $60.6 million for third quarter 2011. This $8.4 million increase is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing. In 2011, substantially all of our external shipments of smelter-grade alumina are priced at 15.5% of LME, compared to 14.5% in 2010. In both 2010 and 2011, our internal smelter-grade alumina sales price was 14.0% of LME.
Segment profit in third quarter 2010 was $10.1 million compared to $23.4 million in third quarter 2011. Third quarter 2011 alumina segment profit reflected a $9.8 million favorable impact to revenue from LME-indexed smelter grade alumina sales. Third quarter 2011 segment profit was also favorably impacted by CORE savings, which were partially offset by the effects of increased costs of bauxite and chemical products.
Primary aluminum products
Sales to external customers from our primary aluminum products segment increased from $110.8 million in third quarter 2010 to $159.2 million in third quarter 2011.
•	A 19.2% increase in realized MWTP in the third quarter 2011 compared to third quarter 2010 increased external primary aluminum products revenue by approximately $25.1 million.
•
A 21.0% increase in external primary aluminum shipments generated approximately $23.3 million additional revenue comparing third quarter 2011 to third quarter 2010. Shipment increases in third quarter 2011 compared to third quarter 2010 were driven by the increased volume of value-added shipments resulting from improved demand due to the U.S. economic recovery.

Primary aluminum products segment costs increased in third quarter 2011 compared to third quarter 2010, primarily due to increased power costs and raw materials costs, such as alumina, as well as upward cost pressure on carbon-based raw materials. Fuel adjustment charges through our power contract were $4.1 million during third quarter 2011, compared to $1.3 million in third quarter 2010.
•
The integrated net cash cost of primary aluminum was $0.81 per pound in third quarter 2011, compared to $0.77 per pound in third quarter 2010. This increase reflects the impact from higher input costs for carbon-based products.

Segment profit improved from $12.5 million in third quarter 2010 to $21.8 million in third quarter 2011. The $9.3 million improvement reflects higher realized prices and higher sales volume, partially offset by higher power costs, increased alumina transfer prices and carbon-based raw materials as discussed above.
Flat rolled products
Sales to external customers in our flat rolled products segment were $133.6 million in third quarter 2010 compared to $163.2 million in third quarter 2011. The $29.6 million increase in sales was primarily due to the increase in LME prices, as well as higher shipment volumes to external customers.
•	Higher LME prices contributed $25.4 million to the sales increase. Fabrication premiums were relatively unchanged.
•	A 3.2% increase in shipment volumes contributed $4.2 million to the revenue increase due to higher end-market demand associated with the U.S. economic recovery.
Flat rolled products segment costs increased due to the increase in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.
Segment profit in third quarter 2010 was $14.4 million compared to $12.1 million in third quarter 2011. The $2.3 million decrease in segment profit primarily reflects the unfavorable $2.7 million metal margin swing due to rapidly declining LME prices, offset in part by the favorable impact of modest volume increases.

Corporate
Corporate costs in third quarter 2010 were $5.8 million compared to $8.0 million in third quarter 2011. The $2.2 million increase is due primarily to higher project-related legal and consulting fees.
Nine months ended September 30, 2010 compared to nine months ended September 30, 2011 discussion of consolidated operating results
Sales
Sales for the nine months ended September 30, 2010 were $950.6 million compared to $1,221.3 million in the nine months ended September 30, 2011. The $270.7 million increase is mainly the result of higher realized prices for aluminum and higher third-party shipment volumes in the bauxite, primary aluminum and flat rolled products segments.
•
The LME price improved from an average of $0.96 per pound during the 2010 period to $1.13 per pound during the 2011 period. Our average realized MWTP for the 2011 period was $1.21 per pound, compared to $1.02 per pound in the 2010 period.

•
Demand remained strong during the first nine months of 2011, particularly across the majority of product groups in our flat rolled products segment and for billet and rod in the primary aluminum products segment.

Cost of sales
Cost of sales for the nine months ended September 30, 2010 was $830.1 million compared to $1,031.8 million in the nine months ended September 30, 2011. The $201.7 million increase is due to (i) higher shipment volumes in the bauxite, primary aluminum and flat rolled products segments; (ii) the increase in LME prices, as reflected in the pass-through nature of the flat rolled products segment; and (iii) the effects of rising carbon-based products prices and seasonal peak power rates in the primary aluminum products segment, and higher metal prices in the flat rolled products segment.
We recorded $0.3 million of favorable non-cash LIFO and LCM related adjustments in the first nine months of 2010. We recorded $17.3 million of unfavorable non-cash LIFO and LCM adjustments in the 2011 period primarily due to a higher LME price for aluminum at September 30, 2011 compared to December 31, 2010.
Selling, general and administrative expenses
Selling, general and administrative expenses in the nine months ended September 30, 2010 were $92.0 million, and decreased to $72.3 million in the nine months ended September 30, 2011. The decrease in expenses of $19.7 million primarily resulted from the favorable impact of (i) $13.5 million of Apollo management consulting fees ($12.5 million related to the termination of the agreement in connection with our IPO); (ii) $8.1 million of restructuring costs related to our workforce and contract mining restructuring plans, for which there were no comparable charges during the first nine months of 2011 (iii) $1.6 million lower pension costs associated with settlement and termination benefits; offset by $3.4 million of expense for the release of an indemnification receivable from our previous owner associated with a portion of our uncertain tax positions. The indemnification receivable was released because the statute of limitations expired on the uncertain tax position, which resulted in a reversal against income tax expense of a $3.4 million liability.
Operating income
Operating income in the nine months ended September 30, 2010 was $28.5 million compared to $117.2 million in the nine months ended September 30, 2011. The $88.7 million increase in operating income relates to sales margin (sales minus cost of sales) improvement of $69.0 million and a $19.7 million decrease in selling, general and administrative expenses, as discussed above.
Sales margin for the first nine months of 2010 was $120.5 million compared to $189.5 million in the first nine months of 2011. The sales margin increase of $69.0 million primarily resulted from the favorable impacts of higher external shipment volumes and realized prices coupled with cost savings achieved through our CORE program, as well as efficiencies gained in bringing the smelter back to full production.
Interest expense, net
Interest expense in the nine months ended September 30, 2010 was $25.0 million and decreased to $16.4 million in the nine months ended September 30, 2011. The $8.6 million decrease resulted from the repayment of debt during the 2010 period. Average debt outstanding was $651.8 million during the nine months ended September 30, 2010, compared to $424.6 million during the nine months ended September 30, 2011.
Gain on hedging activities, net
Gain on hedging activities was $44.0 million in the nine months ended September 30, 2010 and increased to $65.6 million in the nine months ended September 30, 2011. The increase of $21.6 million primarily related to the impact in the 2010 period of changes in the fair value of fixed price aluminum hedges which were terminated in May 2010 as well as variability in the LME price relative to our variable-price aluminum transactions.

Gain on debt repurchase
During the first nine months of 2010 we used net proceeds from our completed IPO, available cash balances and proceeds from the termination of fixed-price aluminum swaps to repay $127.5 million and $215.9 million of aggregate principal amounts on the term B loan and revolving credit facility at face value, respectively, and repurchase $66.3 million and $20.6 million aggregate principal amount of our HoldCo Notes and AcquisitionCo Notes, respectively. The debt repurchases resulted in a $0.9 million net gain. No debt repurchases were made during the nine months ended September 30, 2011.
Income before income taxes
Income before income taxes was $48.4 million for the nine months ended September 30, 2010 and increased to $166.4 million in the nine months ended September 30, 2011. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Nine months ended September 30,
	2010	2011
	$	$
	Increase (decrease) to pre-tax income
Pre-tax impact of special items:
Release of indemnification receivable related to uncertain tax positions	—	(3.4)
Restructuring	(7.6)	—
Gain on debt repurchase	0.9	—
Management agreement termination	(12.5)	—
Modification of stock options	(3.2)	—
Transaction related legal costs	(5.5)	—
Gain on hedging activities	44.0	65.6

Total pre-tax impact of special items	16.1	62.2
Income tax impact of special items	5.8	15.2

After-tax impact of special items	10.3	47.0

The income tax impact of special items includes a $5.3 million tax benefit related to the release of a portion of our reserve for uncertain tax positions for the 2011 period. This $5.3 million tax benefit comprises the $3.4 million of uncertain tax positions indemnified by our previous owner and $2.0 million of uncertain tax positions taken after May 2007, offset by an increase of $0.1 million for additional amounts related to prior period tax positions. Excluding these two items, our expected annual effective tax rate for 2011 would have been 32.6%.
In addition, pre-tax income for the nine months ended September 30, 2011 was favorably impacted by $88.7 million of increased operating income, $21.6 million of increased gain on hedging activities and $8.6 million in reduced interest expense.
Income tax expense
Income tax expense was $16.4 million in the nine months ended September 30, 2010 compared to $49.9 million in the nine months ended September 30, 2011. The provision for income taxes resulted in an effective tax rate of 33.9% for the 2010 period and 30.0% for the 2011 period. The effective income tax rate for the 2011 period was impacted by the release of a portion of our reserve for uncertain tax positions which reduced income tax expense for the 2011 period by $5.3 million. Our effective tax rate in both periods was impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.
Net income
Net income was $32.0 million in the nine months ended September 30, 2010 and increased to net income of $116.5 million in the nine months ended September 30, 2011. The $84.5 million increase resulted from the increase in pre-tax income described above; offset by $33.5 million of increased income taxes.
Nine months ended September 30, 2010 compared to nine months ended September 30, 2011 discussion of segment results
Bauxite
Sales to external customers from our bauxite segment for the nine months ended September 30, 2010 were $42.7 million, compared to $52.0 million for the nine months ended September 30, 2011. During 2010, the bauxite segment’s third party customer was unable to accept its committed level of bauxite. During 2011, we are experiencing customary levels of demand from our third party customer.

Segment profit in the nine months ended September 30, 2010 was $20.0 million compared to $19.2 million in the nine months ended September 30, 2011. The higher bauxite sales discussed above were almost completely offset by higher demurrage and fuel costs, resulting in comparable year over year segment profit.
Alumina refining
Sales to external customers from our alumina refining segment for the nine months ended September 30, 2010 were $161.9 million compared to $182.2 million for the nine months ended September 30, 2011. This $20.3 million increase is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing.
Segment profit in the first nine months of 2010 was $35.9 million compared to $73.9 million in the first nine months of 2011. The 2011 period segment profit reflects an 18.8% increase in average LME prices combined with savings from our CORE program, offset in part by increased input costs for bauxite and caustic soda.
Primary aluminum products
Sales to external customers from our primary aluminum products segment increased from $345.8 million reported in the nine months ended September 30, 2010 to $498.8 million in the nine months ended September 30, 2011.
•	An 18.6% increase in realized MWTP in the 2011 period compared to the 2010 period increased external primary aluminum products revenue by approximately $72.3 million.
•
A 23.3% increase in external primary aluminum shipments generated approximately $80.7 million of additional revenue comparing the 2011 period to the 2010 period. Shipment increases in the 2011 period compared to the 2010 period were driven by the increased volume of value-added shipments, as discussed above.

Primary aluminum products segment costs increased in the first nine months of 2011 compared to the first nine months of 2010, primarily due to increased power and raw materials costs, such as alumina, as well as upward cost pressure in carbon-based products. Fuel adjustment charges of $12.8 million were recorded in cost of goods sold during the first nine months of 2011 compared to $1.9 million during the first nine months of 2010.
•	The integrated net cash cost of primary aluminum was $0.72 per pound in both periods.
Segment profit in the 2010 period was $70.1 million compared to $117.6 million in the 2011 period. The 2010 period results reflect lower realized prices and the lingering negative impact of the New Madrid power outage on volumes and cash cost. The 2011 period results were most significantly impacted by increased realized pricing and higher shipments, which were offset in part by higher power costs and increased raw materials costs.
Flat rolled products
Sales in our flat rolled products segment were $400.2 million in the nine months ended September 30, 2010 compared to $488.3 million in the nine months ended September 30, 2011. The $88.1 million increase was primarily due to the increase in LME prices, as well as higher shipment volumes to external customers.
•	Rising LME prices contributed $60.3 million to the sales increase. Fabrication premiums were relatively unchanged.
•	A 6.9% increase in shipment volumes contributed $27.8 million to the revenue increase, primarily due to higher end-market demand associated with the U.S. economic recovery.
Flat rolled products segment costs increased due to the increase in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.
Segment profit in the first nine months of 2010 was $40.2 million compared to $41.8 million in the first nine months of 2011. The increase in segment profit of $1.6 million reflects primarily the impact of higher shipments resulting from increased customer demand, offset in part by higher electricity and freight costs.
Corporate
Corporate costs in the nine months ended September 30, 2010 were $19.5 million and corporate costs in the nine months ended September 30, 2011 were $21.8 million. The increase reflects the variability in legal and consulting fees.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our revolving credit facility:
•	At September 30, 2011, we had $103.9 million of cash and cash equivalents.
•	For the nine months ended September 30, 2011, cash provided by operating activities totaled $110.3 million.
•
Our revolving credit facility has $213.3 million available for borrowing under the revolving credit facility at September 30, 2011. Our revolving credit facility, together with our term B loan, is part of our senior secured credit facilities which are secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo. Our revolving credit facility matures in May 2013 and our term B loan matures in May 2014. Our revolving credit facility has a $242.7 million borrowing capacity. We had no amounts outstanding under our revolving credit facility, although we had outstanding letters of credit of $29.4 million, which resulted in $213.3 million available for borrowing under the revolving credit facility at September 30, 2011.

As of December 31, 2010 and September 30, 2011, our total indebtedness was as follows (in millions):

	December 31, 2010	September 30, 2011
	$	$
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (“AcquisitionCo Notes”)	341.5	350.3
Term B loan due 2014	78.2	78.2
Revolving credit facility	—	—

Total debt	419.7	428.5

The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Nine months ended September 30,
	2010	2011
	$	$
Cash provided by operating activities	249.9	110.3
Cash used in investing activities	(40.1)	(41.5)
Cash provided by (used in) financing activities	(344.0)	1.3

Change in cash and cash equivalents	(134.2)	70.1

Operating activities
Operating activities generated $249.9 million of cash in the nine months ended September 30, 2010 compared to $110.3 million in the nine months ended September 30, 2011. The 2010 period included $164.6 million of cash settlements related to fixed-price aluminum hedges. In the 2011 period, we produced $212.2 million of Adjusted EBITDA, comprising $230.8 million of total segment profit less $18.6 million of cash payments on natural gas hedges. (Adjusted EBITDA is defined and discussed under the following “Covenant Compliance and Financial Ratios” section.) During the 2011 period, we made $42.4 million of pension funding, interest and other payments and $63.8 million of income tax payments, offset by $4.3 million provided by operating working capital.
Investing activities
Capital expenditures were $40.3 million in the nine months ended September 30, 2010 and $44.1 million in the nine months ended September 30, 2011.
Property, plant and equipment accrued in accounts payable and not yet paid were $3.4 million for the nine months ended September 30, 2011 and are not reflected as capital expenditures in the accompanying unaudited consolidated statements of cash flows.
During second quarter 2010, we announced that we had initiated steps to complete a $38.0 million capital project at our New Madrid smelter facility. We expect the project to increase the smelter’s annual metal production by approximately 35 million pounds. We anticipate the capital spending will be spread primarily over 2011, 2012, and 2013, and we expect additional capacity to be on-line during 2013. During the nine months ended September 30, 2011, we invested approximately $1.4 million toward the expansion project, for a total of $4.5 million invested to date.

We announced that we initiated at a projected cost of $2.4 million the engineering phase of two new capital projects to support both growth and productivity:
•
A $40 million project in the primary aluminum products segment to define and build a new state of the art value-added rod mill, which we expect will increase its annual rod capacity and improve energy utilization. This project will require ratification by our Board of Directors (“the Board”) following engineering test results.

•
A $35 million project to define and build new recycling and re-melt facilities at Huntingdon, TN. We expect this project to increase re-melt capacity and enhance our ability to participate in the recycled products space, a growing customer demand. This project will require ratification by the Board following engineering test results.

Financing activities
During the nine months ended September 30, 2010, our financing cash flows mainly reflected debt reduction and issuance of common stock associated with our IPO. During the nine months ended September 30, 2011, our financing cash flows reflected the excess tax benefit of share-based payment arrangements and the issuance of common shares in connection with stock option exercises.
During the nine months ended September 30, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011. For subsequent periods, Noranda AcquisitionCo is required to pay all interest in cash. In the nine months ended September 30, 2010, AcquisitionCo and HoldCo issued $9.1 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively, as payment for interest due May 15, 2010.
Cash Dividend
On November 1, 2011, the Board declared a regular quarterly cash dividend of $0.03 per share on our outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in our financial condition and cash needs could result in dividends being declared in different amounts, or not at all.
In addition, on November 1, 2011, the Board declared a supplemental cash dividend of $1.00 per share on our outstanding common stock. The regular and supplemental dividends will be paid on November 22, 2011 to shareholders of record as of the close of business on November 14, 2011.
Cash payments related to the November 2011 regular and supplemental dividends will total approximately $71.0 million in aggregate, comprising $69.2 million of dividends on outstanding shares of common stock and $1.8 million of cash payments to holders of vested and unvested stock options. We expect to pay these amounts entirely from available cash balances.
Covenant Compliance and Financial Ratios
Upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. In addition, certain covenants contained in our debt agreements restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends and engaging in mergers, acquisitions and certain other investments) unless we meet certain standards in respect of the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the “fixed-charge coverage ratio”) or the ratio of our senior secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the “net senior secured leverage ratio”). Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA, and in some cases our net income, on a quarterly basis. Our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default. We met all financial ratio thresholds as of September 30, 2011.
The minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

Actual as of
		Requirements	December 31, 2010	September 30, 2011
AcquisitionCo Notes(1)	Fixed Charge	Minimum
	Coverage Ratio	2.0 to 1.0	6.3 to 1	9.3 to 1
Term B loan and revolving credit facility leverage ratio(2)	Net Senior Secured Leverage Ratio	Maximum 3.0 to 1.0	0.2 to 1	—	(3)

(1)
Fixed charges are the sum of consolidated interest expense and all cash dividend payments in respect of preferred stock. In measuring interest expense for the ratio, pro forma effect is given to any repayment or issuance of debt as if such transaction occurred at the beginning of the trailing four-quarter period. Fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2010 and September 30, 2011 were $36.1 million and $30.1 million, respectively.

(2)
As used in calculating this ratio, “senior secured net debt” means the amount outstanding under our term B loan and the revolving credit facility, plus other first-lien secured debt (of which we have none as of September 30, 2011), less “unrestricted cash” and “permitted investments” (as defined under our senior secured credit facilities). At December 31, 2010, senior secured debt was $78.2 million and unrestricted cash and permitted investments were $26.5 million, resulting in senior secured net debt of $51.7 million At September 30, 2011, senior secured debt was $78.2 million and unrestricted cash and permitted investments were $96.3 million, resulting in senior secured net debt of $(18.1) million.

(3)
Since our unrestricted cash and permitted investments exceed senior secured debt, the net senior secured leverage ratio is not a meaningful measurement at September 30, 2011; therefore, we have excluded it from the table above.

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

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		December 31,	September 30,
	2010	2011	2010	2011	2010	2011
	$	$	$	$	$	$
Adjusted EBITDA	33.0	54.0	161.2	212.2	226.1	277.1
Last in, first out and lower of cost or market inventory adjustments (a)	11.0	1.9	0.3	(17.3)	(4.1)	(21.7)
Loss on disposal of assets	(1.5)	(0.3)	(3.4)	(1.8)	(4.0)	(2.4)
Non-cash pension, accretion and stock compensation	(2.0)	(2.6)	(11.4)	(9.6)	(14.9)	(13.1)
Restructuring, relocation and severance	(0.7)	(1.2)	(9.0)	(1.8)	(11.9)	(4.7)
Consulting and sponsor fees	(0.2)	(1.4)	(18.9)	(1.8)	(18.9)	(1.8)
Interest rate swaps	—	—	(5.6)	(2.3)	(11.0)	(7.7)
Gain (loss) on debt repurchase	3.5	—	0.9	—	(0.1)	(1.0)
Charges and fees related to hedge terminations	—	—	(9.0)	—	(9.0)	—
Non-cash derivative gains and losses (b)	27.1	25.9	40.9	83.9	73.2	116.2
Other, net	—	(8.6)	3.5	(5.6)	6.3	(2.8)
Depreciation and amortization	(24.9)	(25.0)	(76.1)	(73.1)	(98.7)	(95.7)
Interest expense, net	(7.2)	(5.2)	(25.0)	(16.4)	(31.1)	(22.5)
Income tax expense	(12.9)	(6.7)	(16.4)	(49.9)	(35.0)	(68.5)

Net income	25.2	30.8	32.0	116.5	66.9	151.4

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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended		Nine months ended		Twelve
	September 30,		September 30,		months ended
					December 31,
	2010	2011	2010	2011	2010
	$	$	$	$	$
Adjusted EBITDA	33.0	54.0	161.2	212.2	226.1
Settlements from hedge terminations, net	—	—	164.6	—	164.6
Stock compensation expense	0.2	0.9	4.2	4.4	5.9
Changes in other assets	(1.0)	1.2	(8.7)	(5.7)	(10.0)
Changes in pension, other post-retirement liabilities and other long-term liabilities	8.4	(11.6)	12.7	(13.9)	(0.6)
Changes in current operating assets and liabilities	6.5	21.1	(19.0)	(8.1)	(36.7)
Changes in current income taxes	(2.9)	(14.4)	(9.0)	(52.9)	(20.2)
Changes in accrued interest	(6.1)	(4.5)	(10.7)	(5.4)	(7.4)
Non-cash pension, accretion and stock compensation	(2.0)	(2.6)	(11.4)	(9.6)	(14.9)
Restructuring, relocation and severance	(0.7)	(1.2)	(9.0)	(1.8)	(11.9)
Consulting and sponsor fees	(0.2)	(1.4)	(18.9)	(1.8)	(18.9)
Interest rate swaps	—	—	(5.6)	(2.3)	(11.0)
Other, net	(4.3)	(7.8)	(0.5)	(4.8)	5.9

Cash flow from operating activities	30.9	33.7	249.9	110.3	270.9

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		December 31,	September 30,
	2010	2011	2010	2011	2010	2011
	$	$	$	$	$	$
Fixed priced aluminum swaps	—	—	(24.2)	—	(24.2)	—
Variable price aluminum swaps and other	(0.5)	0.3	(0.8)	(2.5)	(2.5)	(4.2)
Natural gas swaps	5.9	6.2	16.3	18.6	23.3	25.6
Interest rate swaps	—	—	5.6	2.3	11.0	7.7

Total	5.4	6.5	(3.1)	18.4	7.6	29.1

The previous table presents fixed price aluminum swap cash settlement amounts net of early termination discounts totaling $9.0 million in the twelve months ended December 31, 2010. We settled all fixed price aluminum swaps in connection with our IPO.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 7, 2011.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On June 21, 2010, the MoPSC ruled on the power rate case filed by Ameren on July 24, 2009. The MoPSC’s ruling resulted in no significant change to the base electricity rate for the New Madrid smelter. The FAC resulted in additional fuel charges of $12.8 million recorded in cost of goods sold during the nine months ended September 30, 2011. We are not able to predict future fuel adjustment charges, as they are dependent on Ameren’s fuel costs and off system sales volume and prices.
On September 3, 2010, Ameren filed a new rate case with the MoPSC seeking a system-wide increase of $263 million or approximately an 11% base rate increase. In July 2011, the MoPSC ruled on this rate case approving Ameren to increase its base rates by $172.0 million state-wide, which increased our base rate by 5.2% effective July 31, 2011. We are currently appealing several rate-related issues; including the previous two rate rulings and the amount of cost increases related to the FAC. The outcome of our appeals or any future rate cases that Ameren may initiate could materially and adversely affect the competitiveness and long-term viability of our smelter. Furthermore, adverse changes in the rate-making process could result in uncompetitive power rates which could have a material and adverse affect on our business, financial condition, results of operations and cash flows.
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
Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery has contracts to guarantee secure supply at an index-based price. Our smelter and our rolling mills also purchase natural gas on the open market. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in energy costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. At September 30, 2011, we are a party to forward swaps for natural gas, effectively fixing our cost for approximately 45% of our natural gas exposure through 2012. We will continue to have price risk with respect to the unhedged portion of our natural gas purchases. In addition, our actual future usage may be higher or lower than we estimated. As a result of these factors, our hedging activities may be less effective than expected in reducing the economic variability of our future costs.
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

NORANDA ALUMINUM HOLDING CORPORATION
Date: November 10, 2011	/s/ Robert B. Mahoney
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

10.1	Management Incentive Term Sheet, dated November October 3, 2011, between Wayne Hale and Noranda Aluminum Holding Corporation

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated Under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document