Form 10-K
period 2011-12-31
Noranda Aluminum Holding CORP
filed 2012-03-12
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission file number: 001‑34741
NORANDA ALUMINUM HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20‑8908550
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
801 Crescent Centre Drive, Suite 600 Franklin, TN 37067	37067
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 771‑5700
Securities registered pursuant to Section 12(g) of the Act: None
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing of the Common Stock on the NYSE on June 30, 2011 the last business day of the registrant’s most recently completed second fiscal quarter, was $354,230,580. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant. Indicate the number of shares outstanding of cash of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 7, 2012
Common Stock, $0.01 par value	67,390,365

Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders
are incorporated by reference into Part III hereof.

NORANDA ALUMINUM HOLDING CORPORATION

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS
This report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements about future, not past, events and involve certain important risks and uncertainties, any of which could cause the Company's actual results to differ materially from those expressed in forward-looking statements, including, without limitation: the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in earnings and cash flows; a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of the Company's products; fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products; the effects of competition in Noranda's business lines; Noranda's ability to retain customers, a substantial number of which do not have long-term contractual arrangements with the Company; the ability to fulfill the business's substantial capital investment needs; labor relations (i.e. disruptions, strikes or work stoppages) and labor costs; unexpected issues arising in connection with Noranda's operations outside of the United States; the ability to retain key management personnel; and Noranda's expectations with respect to its acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions.
Forward-looking statements contain words such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or similar expressions that relate to Noranda's strategy, plans or intentions. All statements Noranda makes relating to its estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to the Company's expectations regarding future industry trends are forward-looking statements. Noranda undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made and which reflect management's current estimates, projections, expectations or beliefs. All forward-looking statements herein are based upon information available to us on the date of this report on Form 10-K.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Item 1A "Risk Factors,". All forward-looking information in this report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Glossary of Selected Terms
"Noranda," the "Company," "we," "our," and "us" means collectively (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the consummation of the Apollo Acquisition and (2) Noranda HoldCo and its subsidiaries on a consolidated basis.
"2007 Revolver" means that certain six-year $250 million revolving credit facility pursuant to the 2007 Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on May 18, 2007.
"2007 Senior Secured Credit Facilities" means the 2007 Revolver and the 2007 Term B Loan (defined below).
"2007 Term B Loan" means that certain seven-year term B loan with an original principal amount of $500 million pursuant to the 2007 Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on May 18, 2007.
"2012 Refinancing" means the February 29, 2012 transactions by which we refinanced our 2007 Revolver and 2007 Term B Loan, as well as the related repayment of the remaining $78 million 2007 Term B Loan.
"2012 Revolver" means that certain five-year $250 million asset-based revolving credit facility pursuant to the 2012 Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on February 29, 2012.
"2012 Senior Secured Credit Facilities" means, collectively, the 2012 Term B Loan (defined below) and the 2012 Revolver.
"2012 Term B Loan" means that certain seven-year term B loan with an original principle amount of $325 million pursuant to the 2012 Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on February 29, 2012.
"2012 Tender Offer" means the transactions, pursuant to a "Dutch Auction" tender offer, by which the aggregate principal amount of AcquisitionCo Notes outstanding was decreased by $75 million on March 8, 2012.
"AcquisitionCo Notes" means our senior floating rate notes due 2015 issued by Noranda AcquisitionCo.
"Apollo" means investment funds affiliated with, or co-investment vehicles managed indirectly by, Apollo Management L.P., including Apollo Investment Fund VI, L.P., along with its parallel investment funds.
"Apollo Acquisition" means the May 18, 2007 acquisition by Apollo of the Noranda aluminum business of Xstrata.
"Apollo Transactions" means collectively the Apollo Acquisition and the related financings.
"Century" means Century Aluminum Company together with its subsidiaries.
"CORE" means Cost-Out Reliability and Effectiveness, the Company’s productivity program.
"CRU" means CRU International Limited, an independent consulting group focused in part on the mining and metal sectors.
"DMT" means dry metric tonnes.
"Downstream Business" means our Flat-Rolled Products reportable segment consisting of four rolling mill facilities.
"Exchange Act" means the Securities Exchange Act of 1934, as amended.
"FIFO" means the first-in, first-out method of valuing inventory.
"GOJ" means the Government of Jamaica.
"Gramercy" means our wholly owned alumina refinery in Gramercy, Louisiana.
"HoldCo Notes" means our senior floating rate notes due 2014 issued by Noranda HoldCo.
"Joint Venture Transaction" means the transaction, consummated on August 31, 2009, whereby Noranda became sole owner of Gramercy and St. Ann.
"KMts" means kilometric tonnes.
"LIFO" means the last-in, first-out method of valuing inventory.
"LME" means the London Metals Exchange.
"Midwest Transaction Price" or "MWTP" is equal to the LME price of primary aluminum plus a Midwest premium.
"NBL" means Noranda Bauxite Limited, a Jamaican private limited company and wholly owned subsidiary of Noranda HoldCo.
"New Madrid" means our aluminum smelter near New Madrid, Missouri.
"NJBP" means Noranda Jamaica Bauxite Partnership, a Jamaican partnership owned 51% by the GOJ and 49% by NBL.
"Net Cash Cost" means our integrated net cash cost to produce a pound of primary aluminum, including the benefits of the Midwest premium, as well as the profit margin realized from value-added, alumina and bauxite sales to external customers.

"Noranda 2007 Long-Term Incentive Plan" means the Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan.
"Noranda 2010 Incentive Award Plan" means the Noranda Aluminum Holding Corporation 2010 Incentive Award Plan.
"Noranda AcquisitionCo" means Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries.
"Noranda HoldCo" means Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries.
"Notes" means, collectively, the AcquisitionCo Notes and the HoldCo Notes.
"Predecessor" means financial information (including results of operations, cash flows and financial information) for the periods from August 16, 2006 to December 31, 2006 and from January 1, 2007 to May 17, 2007, and as of December 31, 2006 for Noranda Aluminum, Inc. on a basis reflecting the stepped-up values of Noranda Aluminum, Inc. prior to the Apollo Acquisition, but subsequent to the Xstrata Acquisition.
"Securities Act" means the Securities Act of 1933, as amended.
"Special Dividend" means the June 2007 dividend of $216.1 million paid to Noranda stockholders, along with the related financing.
"St. Ann" means our bauxite mining operation in Jamaica.
"Successor" means financial information (including results of operations, cash flows and financial information) for the period from May 18, 2007 to December 31, 2007, as of December 31, 2007, and as of and for the years ended December 31, 2008, 2009 and 2010 for Noranda on a basis reflecting the impact of the purchase allocation of the Apollo Acquisition.
"Upstream Business" means, collectively, our three reportable segments: Primary Aluminum, Alumina and Bauxite. These segments consist of the New Madrid, Missouri aluminum smelter, the Gramercy, Louisiana alumina refinery and the St. Ann, Jamaica bauxite mine.
"U.S. GAAP" means generally accepted accounting principles in the United States.
"Xstrata" means Xstrata (Schweiz) AG.

PART I

ITEM 1.	BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) "Noranda HoldCo" refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) "Noranda AcquisitionCo" refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) "Noranda," the "Company," "we," "our," and "us" refer collectively to (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the Apollo Acquisition, and (2) Noranda HoldCo and its subsidiaries on a consolidated basis after the completion of the Apollo Acquisition. "HoldCo Notes" refer to our senior floating rate notes originally due 2014 issued by Noranda HoldCo, and "AcquisitionCo Notes" refer to senior floating rate notes due 2015 issued by Noranda AcquisitionCo.
Overview
We are a leading North American integrated producer of value-added primary aluminum and high quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business consists of three reportable segments: Primary Aluminum, Alumina, and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as "New Madrid," and supporting operations at our bauxite mine and alumina refinery. In 2011, New Madrid produced approximately 583 million pounds (264,000 metric tonnes) of primary aluminum, representing approximately 13% of total 2011 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Our upstream business is one of the largest U.S. producers of primary aluminum. We believe our combination of captive alumina and bauxite, a secure electric power contract and strategically located assets give us meaningful operational flexibility. Our bauxite mining operation in St. Ann, Jamaica provides a secure source of bauxite to our wholly owned alumina refinery in Gramercy, Louisiana. Gramercy provides a strategic supply of alumina to our New Madrid smelter at costs below recent spot market prices for alumina. Because our captive alumina and bauxite production capacity exceeds our internal requirements, we also sell these raw materials to third parties. The margin from these sales effectively lowers the cost of our alumina supply and therefore lowers our integrated net cash cost to produce primary aluminum ("Net Cash Cost"). In addition, we have a long-term, secure power contract at New Madrid that extends through 2020. We believe this contract gives Noranda an advantage over aluminum smelters facing frequent power shortages or disruptions. In addition, our power costs are not linked to London Metals Exchange aluminum prices (or "LME prices"), unlike the power costs of some of our competitors, particularly in North America.
In addition to providing security of supply, we believe our fully integrated upstream cost structure benefits us in an environment of rising aluminum prices. The cost of our supply of alumina, which we own, is positively affected by a rising LME price due to our realization of higher margins on third-party sales of alumina and bauxite.
Primary aluminum is a global commodity and its price is set on the LME. Due to a long-term domestic supply deficit in the U.S. and transportation costs, our primary aluminum products typically earn a Midwest premium on top of the LME price, the sum of which is known as the Midwest Transaction Price, or the "MWTP." In addition, we typically sell a majority of our primary aluminum shipments in the form of value-added products, such as billet, rod and foundry, which include a fabrication premium over the MWTP. We also have the flexibility to direct primary aluminum volumes to our downstream rolling mills, on an arm's-length basis, when demand is weak for our value-added end-products. This helps to ensure a standby demand for our upstream production.
Our downstream business is a low-cost domestic producer of aluminum rolled products. We own and operate four rolling mills, including the West plant in Huntingdon, Tennessee, which is recognized as one of the most advanced rolled aluminum production facilities in North America. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills with the flexibility to serve a diverse range of end-users. We believe that this flexibility, when combined with our strong customer service capabilities, product quality and strategic sales support, has allowed our downstream business to gain share of demand in 2009 and retain demand share through 2011.
The downstream business prices its products at the MWTP plus a fabrication premium; therefore, our profitability is largely insulated from movement in aluminum prices except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. As a result, the downstream business’s performance is predominantly driven by fluctuations in volumes and the fabrication premiums we are able to achieve. During periods of difficult market conditions in our downstream business, we have the ability to scale back meaningfully on capital expenditures, such as in 2009, when we reduced our capital expenditures by 58% versus 2008. We believe that the nominal maintenance capital requirements combined with operating performance that is substantially insulated from aluminum price fluctuations make the downstream business a relatively effective vehicle for free cash flow generation. The geographic proximity of the facilities in our upstream and downstream businesses creates a further degree of vertical integration, providing for additional operational flexibility.

Company History
The Apollo Acquisition. Noranda HoldCo and Noranda AcquisitionCo were formed on March 27, 2007 by investment funds affiliated with, or co-investment vehicles managed indirectly by, Apollo Management, L.P., including Apollo Investment Fund VI, L.P. (collectively "Apollo"), along with its parallel investment funds, to acquire a portion of the aluminum business of Xstrata (Schweiz) AG ("Xstrata"). The Apollo Acquisition was completed on May 18, 2007, when Noranda AcquisitionCo acquired the stock of a subsidiary of Xstrata that held the Noranda aluminum business.
Upon completion of the Apollo Acquisition, Apollo and certain members of management became the owners of all of the outstanding equity interests of Noranda HoldCo. Noranda AcquisitionCo is a wholly owned subsidiary of Noranda HoldCo.
The Joint Venture Transaction. On August 31, 2009, we completed a transaction, which we refer to as the "Joint Venture Transaction," whereby we became the sole owner of the alumina and bauxite production joint ventures, Gramercy and St. Ann, respectively, that we had operated since 2004 with Century Aluminum Company (together with its subsidiaries, "Century"). In consideration for its ownership share, Century was forgiven certain liabilities to the alumina joint venture and was released from all agreements and obligations of the joint ventures. In addition, as part of the Joint Venture Transaction, we agreed to sell to Century approximately 190,500 metric tonnes of alumina through 2010, with the first 125,000 metric tonnes sold at a fixed price and the reminder sold at prices indexed to the LME price.
Primary Metal — Upstream Business
Business Overview. The upstream business is vertically integrated with operations in bauxite mining, alumina and aluminum smelting. The process of making aluminum is power intensive and requires a large amount of alumina (aluminum oxide), which is derived from the raw material bauxite. Approximately four pounds of bauxite are required to produce approximately two pounds of alumina, and two pounds of alumina will produce approximately one pound of aluminum.

New Madrid Primary Aluminum Smelter. All of our primary aluminum production occurs at New Madrid, which produced approximately 583 million pounds (264,000 metric tonnes) of primary aluminum during 2011. New Madrid is strategically located as the closest Midwest facility to a supply of alumina. It is also located in an area with abundant sources of electrical power. See "Raw Materials and Supply" below. The smelter was built in 1971 and underwent significant capacity expansions in 1976, 1983 and 2001.
During late 2010, we re-launched a project to expand the aluminum production capacity at our New Madrid smelter at a remaining cost of $38 million. (That project had been suspended during the 2008-2009 economic downturn.) Once complete, we expect this project to increase the smelter's annual metal production by approximately 35 million pounds through a combination of additional rectifiers and upgraded equipment allowing for increased amperage of electricity and more efficient utilization.

We expect to see incremental capacity increases coming on-line beginning in 2013 and to be completed in 2014. Since re-launching the project, we have spent $7.7 million. We anticipate the remaining capital spending to be incurred primarily in 2012 and 2013.

The smelter is located aside the Mississippi River near New Madrid, Missouri. It occupies 250 acres, including 44 acres under roof, of the 4,200 acre St. Jude Industrial Park, the largest industrial park in the State of Missouri. Noranda owns and manages approximately 2,600 acres of the St. Jude Industrial Park, providing us land for either expansion or sale to prospective investors.
The smelter is fully integrated with its own raw material unloading facility, environmental control systems and aluminum reduction plant, including carbon anode fabrication. New Madrid has three production lines. This diversity of lines facilitates the maintenance of steady production levels near full capacity and, in rare instances of severe production threats, helps insulate us from complete plant shutdowns.
The plant site also includes a fabrication facility for the production of continuous cast rod, extrusion billet and foundry ingot. This business converts molten aluminum into value-added products. During 2011, approximately 60% of our value-added products were sold at the prior month’s MWTP plus a fabrication premium.
The fabrication facility has the capacity to produce annually approximately 160 million pounds of rod, used mainly for electrical applications and steel de-oxidation; 286 million pounds of extrusion billet, used mainly for building construction and architectural and transportation applications; and 75 million pounds of foundry ingot, used mainly for transportation. During 2011, based on CRU data, New Madrid supplied approximately 29% of the rod and 13% of the extrusion billet produced in North American primary smelter cast-houses. Molten aluminum that is not used in these product lines is produced as primary or value-added ingots for use in aerospace applications, for transfer to our downstream business or sale to other aluminum fabricators.

2011 Primary Aluminum Sales by End Market

TRANSPORTATION 6%
THIRD PARTY CONSUMERS 32%
STEEL DEOXIDIZATION 3%
ELECTRICAL APPLICATIONS 26%
BUILDING & CONSTRUCTION 33%

2011 Primary Aluminum Sales by Product

COMMODITY GRADE INGOT 9%
VAL ADDED SOW 19%
EXTRUSION BILLET 38%
ALLOYED FOUNDRY INGOT 4%
ROD PRODUCTS 30%

Source: Company data for the year ended December 31, 2011
Raw Materials and Supply. Energy and alumina are the main cost components for primary aluminum production.
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
Gramercy Alumina Refinery. At the Gramercy refinery, bauxite is chemically refined and converted into alumina, the principal raw material used in the production of primary aluminum. Extensive portions of the Gramercy refinery were rebuilt from 2000 through 2002. Gramercy has an annual production capacity of 1.2 million metric tonnes of alumina, approximately 45% of which is supplied to our New Madrid facility. The Gramercy refinery is the source for the vast majority of New Madrid’s alumina requirements. New Madrid purchases alumina from time to time from third parties, but the quantities are minimal. The remaining alumina production at the Gramercy refinery that is not taken by New Madrid is sold in the form of smelter grade alumina and alumina hydrate, or chemical grade alumina, margins on which effectively reduce the cost of New Madrid’s alumina supply.
St. Ann Bauxite Mine. Bauxite is the principal raw material used in the production of alumina and all of the bauxite used at our Gramercy refinery is purchased from St. Ann. We transport Bauxite from St. Ann to Gramercy by oceangoing vessels. We have a contract which extends through December 2015 with a third party for bauxite ocean vessel freight. During the years ended December 31, 2011, 2010 and 2009, St. Ann mined 4.6 million, 4.6 million and 3.2 million dry metric tonnes ("DMT") of bauxite, respectively.
We operate the St. Ann bauxite mine through Noranda Bauxite Limited ("NBL"), a Jamaican limited liability company formerly known as St. Ann Bauxite Limited. NBL’s Bauxite mining assets consist of: (1) a concession from the Government of Jamaica, or "GOJ,"

to mine bauxite in Jamaica through 2030 and (2) a 49% interest in Noranda Jamaica Bauxite Partnership, or "NJBP," which holds the physical mining assets and conducts the mining and related operations pursuant to the concession. The GOJ owns the remaining 51% of NJBP.
During 2010, we began contracting a substantial portion of our bauxite mining out to third party contractors, who supply their own mining equipment. The remaining physical mining assets consist primarily of rail facilities, other mobile equipment, dryers and loading and dock facilities. The age and remaining lives of the mining assets vary and they may be repaired or replaced from time to time as part of NJBP’s ordinary capital expenditure plan.
Under the terms of the GOJ concession, NJBP mines the land covered by the concession and the GOJ retains surface rights and ownership of the land. The GOJ granted the concession and entered into other agreements with NBL for the purpose of ensuring that we have sufficient reserves to meet our annual alumina requirements. The concession ensures access to sufficient reserves to allow NBL to ship 4.5 million DMT of bauxite annually from mining operations in the specified concession area through September 30, 2030. We have reached agreement with the GOJ, giving us the option to mine over the 4.5 million DMT concession and up to 5.4 million DMT during 2012.
The GOJ is required to provide additional concessions if the specified concession does not contain sufficient quantities of commercially exploitable bauxite. NBL is responsible for reclamation of the land that it mines. The outstanding reclamation liability at December 31, 2011 was $4.6 million.
Pursuant to an establishment agreement that governs the relationship between NBL and the GOJ, NBL manages the operations of the partnership (NJBP), pays operating costs and is entitled to all of its bauxite production. NBL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite mined, (ii) an annual "asset usage fee" for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, which was waived for certain historical periods, but which is applicable in 2009 and future periods, and (v) certain fees for lands owned by the GOJ that are covered by the concession. In calculating income tax on revenues related to sales to our Gramercy refinery, NBL uses a set market price, which is negotiated periodically between NBL and the GOJ. At the end of 2009, we and the GOJ reached an agreement setting the fiscal regime structure for NBL’s bauxite mining operations through December 31, 2014. The agreement covers the fiscal regime, as well as NBL’s commitment for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. If we do not meet our commitment to the GOJ regarding these expenditures, we would owe to the GOJ a penalty that could be material to our consolidated financial statements. We believe there is a remote possibility that we will not meet the commitment. We signed the formal amendment with the GOJ on the fiscal structure in June 2010, which did not change the cost structure from the agreement reached in 2009. The terms of the agreement required us to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011.
Energy
Electrical Power. The smelter is located in an area with abundant sources of electrical power. New Madrid has a power purchase agreement with Ameren Missouri, Missouri’s largest electric utility ("Ameren"), pursuant to which New Madrid has agreed to purchase substantially all of its electricity from Ameren through May 2020. This contract is for regulated power and cannot be altered without the approval of the Missouri Public Service Commission ("MoPSC").
On September 3, 2010, Ameren filed a new rate case with the MoPSC seeking an 11% base rate increase. In July 2011, the MoPSC ruled on this rate case approving Ameren to increase its base rates, which increased our base rate by 5.2% effective July 31, 2011. On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. As we have been in previous rate cases, we expect to be an active participant in the MoPSC rate setting process. We expect a ruling on this request by January 3, 2013. Any increase approved would be effective at the beginning of the month following the MoPSC's ruling.
    We are currently a party to the appeal of several rate-related issues, including rate increases approved by the MoPSC in January 2009, May 2010, and July 2011, and the amount of cost increases related to the FAC. Despite these appeals, our consolidated financial statements reflect our payment of power costs at the enacted rates, with disputed amounts held in escrow by the Missouri Circuit Court. As of December 31, 2011 and 2010, other current assets (see Note 3, "Supplemental Financial Statement Information" to our consolidated financial statements) included $30.1 million and $9.8 million, respectively, for amounts held in escrow related to these appeals, with corresponding liabilities recorded in accrued liabilities.
On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval. The parties to the appeal, including Noranda, are evaluating whether to request rehearing of the Court of Appeals' decision or to appeal that decision to the Missouri Supreme Court. If the parties decide not to file additional appeals, or if such appeals are filed and are not successful, a substantial portion of the escrowed funds will be released to Ameren. At December 31, 2011, such amount of released funds would have been $20.8 million. The release of these funds will not result in any impact to our operating results, our net working capital, or our net assets.
Natural Gas. Our Gramercy refinery has a contractual relationship with Atmos Energy Marketing, LLC ("Atmos") for the supply of its full natural gas requirement on a delivered basis via the three natural gas pipelines that connect directly into the Gramercy facility.

The Atmos contract provides for a secure supply of natural gas at a price based on the Henry Hub Index plus transportation and pipeline costs. In addition, our contract with Atmos provides security in case of a short-term supply emergency (such as a hurricane or other force majeure situation), by granting Gramercy the option, at an established premium, to obligate Atmos to utilize its storage assets to supply Gramercy's full natural gas supply requirements. At December 31, 2011, we were a party to forward swaps for natural gas, effectively fixing our cost for approximately 45% of our natural gas exposure through 2012 at an average price of $7.37 per million BTU.
Fuel. Fuel is a substantial component of the cost structure at our St. Ann bauxite mine and is generally linked to the price of oil.  The Pricing Index is based on the Platts Oilgram Price Reports, plus an adder for transportation and handling. The facility uses two types of oils. Bunker C or heavy fuel oil is supplied by Clark Oil Trading Company and diesel fuel is supplied by Petrojam, the local refinery.  The St. Ann Bauxite mine has the ability to receive its fuel by ocean going vessel and from multiple suppliers.
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
Sales and Marketing. We employ a sales force consisting of inside and outside salespeople. Inside salespeople are responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Our outside sales force is responsible for identifying potential customers and calling them to explain our services, as well as maintaining and expanding our relationships with our current customers. The sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.
Our sales and marketing focus is on the identification of original equipment manufacturers, or "OEMs," and other metals end-users that could achieve significant cost savings through the use of our inventory management, value-added processing, just-in-time delivery and other services. We use a variety of methods to identify potential customers, including the use of databases, direct mail and participation in manufacturers’ trade shows. Customer referrals and the knowledge of our sales force about regional end-users also result in the identification of potential customers. Once a potential customer is identified, our outside salespeople assume responsibility for visiting the appropriate customer contact, typically the vice-president of purchasing or operations and business owners.
All of our value-added (billet, foundry, rod) sales are on a negotiated price basis. In some cases, sales are the result of a competitive bid process where a customer provides a list of products, along with requirements, to us and several competitors and we submit a bid on each product.
Customers. During 2011, approximately 50% of the bauxite from St. Ann was shipped to our Gramercy refinery, and the majority of the remainder was sold to Sherwin Alumina Company pursuant to a contract through 2012. Beginning in 2011, pricing of the Sherwin contract is based on a percentage of LME, limited by certain ceilings and floors. The margins from these third-party sales effectively reduce the net cost of bauxite transferred to Gramercy.
During 2011, approximately 45% of the alumina from Gramercy was shipped to our New Madrid smelter, and the remainder was sold to third parties. The margins from these third-party sales effectively reduce the net cost of alumina transferred to New Madrid. In 2011, our ten largest alumina customers represented 60% of that segment's sales. Alumina sales to one customer represented almost 10% of our consolidated net sales during 2011. The contract with this customer extends through 2015 with prices based on a percentage of LME.
Our target customers in the Primary Aluminum segment are located in the midwestern United States and Mexico, with 78% of loads delivered to these customers within a one-day truck delivery distance. We have a diverse customer base in our Primary Aluminum segment, with no single customer accounting for more than 10% of our consolidated net sales in each of the last three full fiscal years. In 2011, our ten largest primary aluminum customers represented 45% of that segment's sales.
Rolling Mills — Downstream Business
Business Overview. Our downstream business is an integrated manufacturer of aluminum foil and light sheet. Our rolling mills are located in the southeastern United States, in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas, with a combined maximum annual production capacity of 410 to 495 million pounds, depending on our production mix. Our products include heavy gauge foil products such as finstock and semi-rigid container stock, light gauge converter foils used for packaging applications, consumer foils and light gauge sheet products such as transformer windings and building products. We primarily sell our products to OEMs of air conditioners, transformers, semi-rigid containers and foil packaging, most of whom are located in the eastern and central part of the United States. Our plants are well situated to serve these customers and approximately 64% of deliveries are within a one-day truck delivery distance, resulting in freight savings and customer service benefits. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills the flexibility to serve a diverse range of end uses while maintaining a low cost base.
The Huntingdon site has ISO 9001-2000 certification from the International Organization for Standardization with regards to its quality management system. A description of the products produced at our four rolling mill facilities follows:

Plant	Location	Maximum capacity	Products
		(in millions of pounds)
Huntingdon – West	Huntingdon, TN	235	Finstock, container stock, intercompany re-roll and miscellaneous heavy gauge products
Huntingdon – East	Huntingdon, TN	130	Finstock, transformer windings, household foil, and miscellaneous heavy gauge products
Salisbury	Salisbury, NC	95	Finstock, light-gauge, intercompany re-roll and miscellaneous heavy gauge product
Newport	Newport, AR	35	Light gauge products including flexible packaging
Total		495(1)

(1)	Capacity includes intercompany re-roll. Effective annual capacity is 410 million pounds based on production mix at December 31, 2011.
Products. Aluminum foil has several outstanding characteristics that account for a wide range of commercial applications:

•	long life — the aluminum surface has a natural hard, transparent layer of oxide which substantially precludes further oxidation;
•	high electrical and thermal conductivity;
•	non-toxic and non-absorbent;
•	excellent moisture barrier even at thicknesses less than the diameter of a human hair;
•	light weight;
•	highly reflective and attractive in appearance;
•	"dead fold" for packaging applications;
•	the most plentiful metal in the earth's crust;
•	the most recycled packaging material in the world; and
•	attractive cost-to-weight ratio compared to other metals such as copper and tin.
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
Flexible Packaging: Aluminum foil is laminated to papers, paperboards and plastic films to make flexible and semi-rigid pouches and cartons for a wide range of food, drink, agricultural and industrial products. The laminating process is known as "converting," hence the term "converter foil" for rolled aluminum products used in this application.
Transformer Windings: Aluminum sheet cut into strips and insulated is widely used as the conducting medium that forms the windings of electrical transformers widely used on power grids. Aluminum’s relatively low cost is key to this application.
We price our products at the MWTP plus a negotiated fabrication premium. The cost of primary metal is passed through to customers; therefore, our profitability is largely insulated from movement in aluminum prices except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. We seek to maximize profitability by optimizing both the mix of rolled products produced and the prime-to-scrap ratio in our metal feed. During 2011, approximately 12% of our primary aluminum production was shipped to our rolling mills. Historically, approximately 20% of our primary aluminum production is shipped to our rolling mills, providing security of supply, and allowing us to take advantage of short-term surges in demand.
Raw Materials and Supply. The principal raw materials that we use in rolled products manufacturing include primary aluminum sourced from various smelters, and discounted metal units, usually scrap or recycled scrap ingot, as well as alloying elements. The downstream business purchased 351 million pounds of metal (including purchases from New Madrid) during 2011. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities, which is a significant component of our non-metal conversion costs.
In the downstream business, natural gas and electricity represent the substantial majority of our energy consumption. We purchase our natural gas on the open market with short to medium term supply contracts and agreements for key transportation requirements. See

Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" for a summary of the price and quantity of natural gas hedging contracts.
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
In addition to competition from within the aluminum rolled products industry, the industry faces competition from non-aluminum materials. In the packaging market, aluminum rolled products’ primary competitors are plastics and cardboard. However, for our largest market, usage of aluminum finstock is well entrenched because we believe no other material offers more favorable economics. Factors affecting competition with substitute materials include technological innovation, relative prices, ease of manufacture, consumer preference and performance characteristics.
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
Our downstream business has a diverse customer base, with no single customer accounting for more than 10% of our consolidated net sales in each of the last three years. In 2011, our ten largest Flat-Rolled Products customers represented 53% of that segment's sales.
Facilities. We operate four plants at three locations in the southeastern United States and our divisional offices, which consist of leased office space aggregating to approximately 30,000 square feet, are located at our Corporate headquarters in Franklin, Tennessee.
Huntingdon. Our largest production site is in Huntingdon, Tennessee, with a maximum annual capacity of up to 365 million pounds, depending on production mix. The Huntingdon site is subject to a long-term lease arrangement with the Industrial Development Board of the Town of Huntingdon, pursuant to which we functionally own the facility and can acquire legal title for the nominal sum of $100. The site includes a long established casting and rolling facility which was built in 1967 and acquired from Archer Aluminum by Noranda in 1979, which we refer to as the East plant. Construction began on a second plant in 1998 and production started in 2000 at a capital cost of $238 million, which we refer to as the West plant. The two plants are physically separate, but are operated with shared administration and maintenance personnel, and with some sharing of production capabilities. According to CRU, the Huntingdon ‑ West facility is one of the most advanced rolled aluminum production facilities in North America, and has the lowest conversion cost (excluding metal) for foil stock production in North and South America.
Salisbury. This plant was originally constructed in 1965 and has a maximum annual capacity of up to 95 million pounds, depending on production mix. The Salisbury plant is a major U.S. producer of intermediate width light gauge product (less than 0.001 inches thickness), typically sold to customers who laminate the foil with paper, plastic or cardboard used in flexible packaging applications such as juice boxes.
Newport. The Newport plant is a rolling and finishing operation only and relies on intermediate gauge "reroll" supplied by Salisbury or Huntingdon. The Newport plant has a maximum annual capacity of up to 35 million pounds, depending on production mix.
Employees
As of December 31, 2011, we employed approximately 2,500 persons, of which approximately 69% were union members.
We are a party to 6 collective bargaining agreements, all of which expire within the next five years. Our collective bargaining agreements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers ("IAMAW"); the University and Allied Workers Union ("UAWU"); and the Union of Technical, Administrative and Supervisory Personnel ("UTASP"). We have recently completed the process of formalizing recognition of a third union at St. Ann with the Bustamante Industrial Trade Union ("BITU").

•
During third quarter 2011, we finalized the terms of a three-year agreement with the UAWU at St. Ann which will extend through April 30, 2013. This agreement covers the majority of our Jamaican workforce.

•	The agreement at St. Ann with the UTASP expired in December 2010. A claim for a new contract was received in June 2011. Negotiations regarding the terms of a new agreement are on going.

•	With the recent formalization of the BITU at St. Ann, approximately 90% of our St. Ann workforce is represented by a union.

•	The agreement with the IAMAW at our Newport rolling mill expired in May 2011, and on June 1, 2011, a new three-year labor agreement went into effect.

•
The five year contract in place with the USWA, representing our unionized employees at the New Madrid smelter will expire in August 2012. This contract covers approximately 80% of our New Madrid workforce.

•
The three-year contract in place with the USWA, representing our unionized employees at the Salisbury rolling mill will expire in November 2012. This contract covers approximately 88% of our Salisbury workforce.

From time to time, there are shortages of qualified operators of metals processing equipment. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are satisfactory.
Safety
We believe ensuring the safety of our workforce is our number one accountability as an employer. We are committed to continuing and improving upon each facility’s focus on safety in the workplace. We have a number of safety programs in place, which include regular bi-weekly safety meetings and training sessions to teach proper safe work procedures.
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
Additional Information
Noranda Aluminum Holding Corporation was incorporated in Delaware on March 27, 2007. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.
You may obtain copies of the information and documents incorporated by reference in this report at no charge by writing or telephoning us at the following address or telephone number:
Noranda Aluminum Holding Corporation
801 Crescent Centre Drive, Suite 600
Franklin, TN 37067
Attention: Robert Mahoney
Chief Financial Officer
(615) 771‑5700
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
Our operating results depend on the market for primary aluminum, a cyclical commodity whose prices have historically been volatile, as illustrated in the chart below:

LME Aluminum Cash Prices from 2002 through 2011

$1.60
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
$0.20
$-
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

Primary aluminum prices are subject to regional and global market forces of supply and demand and other related factors. Such factors include production activities by competitors, production costs in major production regions, economic conditions, interest rates, non-market political pressures, speculative activities by market participants, and currency exchange and interest rates. Extended phases of industry overcapacity may result in a weak pricing environment and margin compression for aluminum producers, including Noranda.
Our significant cost components, specifically our supply of alumina, which we own, and our New Madrid power contract are not tied to the LME price of aluminum. As a result, as the LME price decreases, absent corresponding decreases in other raw material input costs, our profit margins may suffer which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Although we have at times hedged our exposure to the volatility of LME prices since the Apollo Acquisition, we currently have no such hedges in place.  We are under no obligation under our senior secured credit facilities, our AcquisitionCo Notes or otherwise to enter into further hedging arrangements.  If we do not undertake further hedging activities, we will continue to have price risk with respect to the unhedged portion of our primary aluminum shipments. A prolonged downturn in prices for primary aluminum products could significantly reduce the amount of cash available to us to meet our current obligations and fund our long-term business strategies. In addition, we may enter into new hedging arrangements in the future, which may not be beneficial, depending on subsequent LME price changes, and could materially and adversely affect our business, financial condition, results of operations and cash flows. For additional information regarding our hedging activities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
A downturn in general economic conditions, as well as a downturn in the end-use markets for certain of our products, could materially and adversely affect our business, financial condition, results of operations and cash flows.
Historically, demand for primary aluminum has been highly correlated to general economic and market conditions in the United States and other major global economies, including China. As demonstrated by the global recession and credit crisis that began in late 2007 and continued through much of 2009 a sustained decline in either the United States or global primary aluminum market would have a negative impact on our business, financial condition, results of operations and cash flows.
The substantial majority of our products are delivered to destinations in the United States. However, adverse changes in economic conditions in regions outside the United States, such as the European sovereign debt crisis, may have a negative impact on demand for our products. Although not all-inclusive, such negative impacts may include increased competition from displaced imports or because of the impact of those conditions on the demand for our customers' products. In addition, certain end-use markets for our rolled products, such as the housing, construction and transportation industries, experience demand cycles that are correlated to the general economic environment. Economic downturns in regional and global economies or a decrease in manufacturing activity in industries such as construction, packaging and consumer goods, all of which are sensitive to a number of factors outside our control, could materially and adversely affect our business, financial condition, results of operations and cash flows.
Losses caused by disruptions in the supply of electrical power could materially and adversely affect our business, financial condition, results of operations and cash flows.
We are subject to losses associated with equipment shutdowns, which may be caused by the loss or interruption of electrical power to our facilities due to unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. We use large amounts of electricity to produce primary aluminum, and any loss of power that causes an equipment shutdown can result in the hardening or "freezing" of molten aluminum in the pots where it is produced. If this occurs, we may experience significant losses if the pots are damaged and require repair or replacement, a process that could limit or shut down our production operations for a prolonged period of time.
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
Electricity
Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with Ameren Missouri, Missouri’s largest electric utility ("Ameren"), pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. The pricing structure of our power contract includes two components: a base rate and a fuel adjustment clause.
Ameren may increase the rates it charges its customers, including Noranda, with the approval of the Missouri Public Service Commission ("MoPSC"). Once a rate increase request  is filed, the MoPSC has 11 months to issue its ruling. Other than the time required by this rate setting process, and the fact that Ameren may not file two rate cases in the same calendar year, there are no restrictions on the frequency with which Ameren may seek rate increases. Indeed, during the five year period ended December 31, 2011, Ameren has filed four rate cases.
On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a14.6% base rate increase. As we have in previous rate cases, we expect to be an active participant in the MoPSC rate setting process. Any increase approved would be effective at the beginning of the month following the MoPSC's ruling. We expect a ruling on this request by January 3, 2013. The outcome of this case or any future rate cases Ameren may initiate could materially and adversely affect the competitiveness and long-term viability of our smelter as well as our business, financial condition, results of operations and cash flows.
The impact of the fuel adjustment clause may have a dramatic and unpredictable effect on our future operating results as they are dependent on Ameren’s fuel costs and off-system sales volume and prices. The fuel adjustment clause increased cost of goods sold by $14.7 million in 2011 and $5.4 million in 2010, and decreased cost of goods sold by $0.2 million in 2009.
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
Natural gas
Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery has a contract to guarantee secure supply at an index-based price. Our downstream business purchases natural gas on the open market. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in energy costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. At December 31, 2011, we are a party to forward swaps for natural gas, effectively fixing our cost for approximately 45% of our natural gas exposure through 2012. We will continue to have price risk with respect to the unhedged portion of our natural gas purchases. In addition, our actual future usage may be higher or lower than we estimated. As a result of these factors, our hedging activities may be less effective than expected in reducing the economic variability of our future costs.
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
Beginning in fourth quarter 2008 and continuing through second quarter 2009, the cost of alumina purchased from the Gramercy refinery exceeded the spot prices of alumina available from other sources. If such situations arise in the future, we may not be able to decrease Gramercy’s production in response to changes in market forces and any such decreases will increase our unit costs and limit our ability to fully recover fixed costs. We may be forced to sell excess alumina at market prices that could be substantially lower than our Net Cash Cost, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
During 2011, we sold approximately 50% of St. Ann’s bauxite production to Sherwin Alumina Company pursuant to a contract that extends through 2012. Margins from these sales effectively reduce the net cost of bauxite to Gramercy. In the event Sherwin Alumina Company is unable to honor that contract, or chooses not to extend the contract upon expiration, the net cost of our bauxite could increase, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Prices for the raw materials used by our downstream business, including primary aluminum, recycled aluminum and alloying elements, are subject to continuous volatility and may increase from time to time. Our sales are generally made on the basis of a "margin over metal price," but if raw material costs other than metal increase we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of high raw materials costs through productivity improvements, which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, a sustained material increase in raw materials prices may cause some of our customers to substitute other materials for our products.
We may be unable to continue to compete successfully in the highly competitive markets in which we operate.
We are engaged in a highly competitive industry. We compete with a number of large, well-established companies in each of the markets in which we operate. Our Primary Aluminum segment competes with a large number of other value-added metals producers on an international, national, regional and local basis. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Our Flat-Rolled Products segment competes in the production and sale of rolled aluminum products with a number of other aluminum rolling mills, including large, single-purpose sheet mills, continuous casters and other multi-purpose mills. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications. In the past, for certain applications customers have demonstrated a willingness to substitute other materials for aluminum. In both businesses, some of our competitors are larger than us and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions.
Similarly, competitors with superior cost positions to ours, particularly those competitors that operate smelters with access to relatively lower cost production inputs, may be better able to withstand reductions in price or other adverse industry or economic conditions. In the event that the current competitive smelter cost landscape changes such that other smelters see stability or reductions in their major input costs and/or we see increases in ours, the long-term viability of our smelter could be compromised. A current or new competitor may also add or build new capacity or increase import activity into the United States, which could diminish our profitability by decreasing the equilibrium prices in our markets. New competitors could emerge from within North America or globally, including in China, the Middle East, and South America. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
In addition, our Flat-Rolled Products segment competes with other rolled products suppliers, principally multi‑purpose mills, on the basis of quality, price, and timeliness of delivery, technological innovation and customer service. One primary competitive factor, particularly in the flat rolled business, is price. We may be required in the future to reduce fabrication prices or shift our production to products that generally yield lower fabrication prices in order to remain at full capacity, which could impact our level of profitability. In addition, technological innovation is important to our customers and if we are unable to lead or effectively meet new innovations to meet our customers’ needs, such as down-gauging, our financial performance could be materially and adversely impacted. Increased competition in any of our businesses could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
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
Our business is exposed to risks related to customer concentration. In 2011, our ten largest customers were responsible for 40% of our consolidated revenues. In 2011, one customer accounted for approximately 10% of our consolidated revenues. A loss of order volumes from or a loss of industry share by, any major customer could materially and adversely affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our customers may become involved in bankruptcy or insolvency proceedings or default on their obligations to us. Our consolidated balance sheet reflected an allowance for doubtful accounts totaling $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively.
We do not have long-term contractual arrangements with a significant majority of our customers, and our revenues and cash flows could be reduced if our customers switch their suppliers.
A majority of our customer contracts have a term of one year or less, although we have long-term relationships with many of our customers. Many of our customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a material and adverse impact on our sales volume and business, or cause us to reduce our prices, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our business requires substantial capital investments that we may be unable to fulfill.
Our operations are capital intensive. Our capital expenditures were $64.6 million, $61.3 million and $46.7 million for 2011, 2010, and 2009, respectively. On a pro forma basis assuming 100% ownership for Gramercy and St. Ann, capital expenditures would have been $52.3 million for 2009.
We may not generate sufficient operating cash flows and our external financing sources may not be available in an amount sufficient to enable us to make required capital expenditures, service or refinance our indebtedness, pay dividends or fund other liquidity needs. If we are unable to make upgrades or purchase new plant and equipment, our business, financial condition, results of operations and cash flows could be materially and adversely affected by higher maintenance costs, lower sales volumes due to the impact of reduced product quality and other competitive influences.
We may be materially and adversely affected by environmental, safety, production and product regulations or concerns.
Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. environmental laws and regulations, including those governing emissions to air, discharges to waters, generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, land reclamation and employee health and safety matters. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. Additionally, certain of our raw material suppliers may be subject to significant compliance costs, which may be passed through to us. As these direct or indirect regulatory costs increase and are passed through to our customers, our products may become less competitive than other materials, which could reduce our sales. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. In addition, environmental requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations and cash flows.
The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. Currently, ambient monitoring is used to determine whether emissions from our smelter meet NAAQS.
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
Climate change legislation or regulations may adversely impact our operations and markets.
Energy generated from fossil fuel sources such as coal, diesel and natural gas is a significant input in a number of our operations. A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to a view that consumption of energy derived from fossil fuels is a contributor to global warming. Regulatory and legislative changes may impact our operations directly or indirectly through customers or our supply chain. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain. We may experience increased capital expenditures requirements in order to comply with revised or new legislation or regulations, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage, a change in competitive position relative to industry peers, and changes in the demand for the goods we produce, or increases to our raw material input costs.
Some of our facilities are located in areas that have been subject to natural disasters. Future natural disasters in these areas could damage our facilities and disrupt our operations.
Our aluminum smelter is located in New Madrid, Missouri on the banks of the Mississippi River and near the New Madrid fault line, in an area that may be subject to natural disasters such as floods, tornadoes, ice storms and earthquakes. As experienced during the January 2009 ice storm and subsequent power outages at our New Madrid facility, when such a disaster occurs, it can damage the facility in question and disrupt our production of aluminum. Our bauxite mine is located in St. Ann, Jamaica and our refinery is located in Gramercy, Louisiana, areas that may be exposed to hurricanes. In addition, our other facilities may be subject to natural disasters. We maintain insurance to protect us from events that may be caused by floods, earthquakes, tornadoes and hurricanes in amounts that we believe are commercially reasonable. There can be no assurance, however, that such insurance would be available on a timely basis or adequate to completely reimburse us for the losses that might be sustained or to provide funds for the reconstruction of our facilities, and in any event such insurance would not enable us to immediately reconstruct our facilities to avoid a suspension or disruption of our business while reconstruction proceeded to completion or alternative sourcing was located. In addition, our hedging arrangements could require us to deliver aluminum even if we are unable to produce such aluminum, which could cause us to incur unexpected costs in purchasing aluminum on the open market.
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
We are a party to 6 collective bargaining agreements, all of which expire within the next five years. Our collective bargaining ag reements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers ("IAMAW"); the University and Allied Workers Union ("UAWU"); and the Union of Technical, Administrative and Supervisory Personnel ("UTASP"). We have recently completed the process of formalizing recognition of a third union at St. Ann with the Bustamante Industrial Trade Union ("BITU"). Negotiations are on-going with one union and two agreements expire in 2012. All other collective bargaining agreements expire within the next five years.
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
We have production activities outside the United States via our bauxite mining operations in St. Ann, Jamaica. We are, and will continue to be, subject to financial, political, economic and business risks in connection with our non-U.S. operations. These risks include those associated with political or financial instability, expropriation, renegotiation or nullification of existing agreements, and changes in local government laws, regulations and policies, including those related to taxation, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict and beyond our control, any one or more of them could adversely affect our business, financial condition or operating results. In addition to the business risks inherent in operating outside the U.S., economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse governmental action more pronounced.
In addition, our revenues, expenses, cash flows and results of operations could be affected by actions in foreign countries that more generally affect the global market for primary aluminum products, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems. Our operations and the commercial markets for our products could also be materially and adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation or changes in fiscal regimes and increased government regulation in countries engaged in the manufacture or consumption of aluminum products. Unexpected or uncontrollable events or circumstances in any of these markets could materially and adversely affect our business, financial condition, results of operations or cash flows.
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
The requirements of the Health Care Reform Act that impacted our healthcare plans included the following: (i) dependents up to age 26 can be covered under the health plans, (ii) lifetime dollar limits are removed on essential health benefits, and (iii) pre-existing condition exclusions are removed for individuals under age 19. While we currently judge that the changes required by the Health Care Reform Act will not have a material impact on our costs in 2012, future revisions and clarifications to the legislation could materially and adversely affect our business, financial condition, results of operation and cash flows.
Apollo controls us and its interests may conflict with or differ from your interests.
Our equity sponsor, Apollo, beneficially owns approximately 63.6% of our common stock. As a result, Apollo has the power to elect all of our directors. Therefore, Apollo effectively has the ability to approve or to prevent any transaction that requires the approval of the Board or our stockholders, including significant corporate transactions such as mergers and the sale of substantially all of our assets. In addition, following a reduction of the equity owned by Apollo to below 50% of our outstanding common stock, Apollo will retain the right to cause the Board to nominate a number of Apollo designees for the Board. Thus, Apollo will continue to be able to significantly influence or effectively control our decisions.
The interests of Apollo could conflict with or differ from stockholder interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of Noranda or impede a merger, takeover or other business combination that stockholders or debtholders may otherwise view favorably. If we encounter financial difficulties or are unable to pay our debts as they mature, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that in their judgment could enhance their equity investment, even though these transactions might involve risk to our shareholders or debt holders. Additionally Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with Apollo could cause our stock price to decline.
Risks Related to our Indebtedness
We have indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.
As of December 31, 2011, our total indebtedness was $428.5 million. On February 29, 2012, we refinanced our 2007 Senior Secured Credit Facilities, including both the 2007 Term B Loan and 2007 Revolver, and entered into the 2012 Term B Loan and the 2012 Revolver (collectively "the 2012 Refinancing.") On March 8, 2012, pursuant to a "Dutch Auction" tender offer, the aggregate principal amount of AcquisitionCo Notes outstanding was decreased by $75.0 million ("the 2012 Tender Offer.")
Based on the amount of indebtedness outstanding and interest rates immediately following the execution of our 2012 Refinancing and 2012 Tender Offer (see "Description of Certain Indebtedness" for the full discussion), our total indebtedness was $600.3 million and our annualized cash interest expense is approximately $33.3 million, all of which represents interest expense on floating-rate obligations and is subject to increase in the event interest rates rise.
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
The indenture governing the AcquisitionCo Notes and our senior secured credit facilities contain, and any future indebtedness we incur may contain, a number of restrictive covenants that could impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our and our subsidiaries’ ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or make distributions to our shareholders;

•	repurchase or redeem capital stock;

•	make loans, capital expenditures, acquisitions or investments;

•	sell assets including stock of subsidiaries;

•	create or incur liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	enter into transactions with our affiliates; and

•	engage in certain business activities.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
A failure to comply with the covenants contained in our senior secured credit facilities, the indenture governing the AcquisitionCo Notes or any future indebtedness could result in an event of default under the senior secured credit facilities, the indenture governing the AcquisitionCo Notes or such future indebtedness, which, if not cured or waived, could materially and adversely affect our business, financial condition, results of operations and cash flows. The events of default contained in our existing indebtedness are customary for senior secured credit facilities and indentures of companies similar to the Company. Certain of such events of default, generally defaults based on volitional acts that violate prohibitions on our taking certain actions such as incurring debt or paying dividends beyond permitted amounts, are not subject to notice or cure periods. In the event of any default under the senior secured credit facilities, the indenture governing the AcquisitionCo Notes or any future material indebtedness, our and our subsidiaries’ debt holders and lenders:

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
See "Description of Certain Indebtedness."
Despite our indebtedness, we and our subsidiaries may still be able to incur significantly more debt. This could increase the risks associated with our leverage, including our ability to service our indebtedness.
The indenture governing the AcquisitionCo Notes and our senior secured credit facilities contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. The more leveraged we and our subsidiaries become, the more we and our subsidiaries, and in turn our security holders, become exposed to the risks described above under the heading "We have indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt."

Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Substantially all of our and our subsidiaries’ indebtedness, including the AcquisitionCo Notes and borrowings under the 2012 Senior Secured Credit Facilities, are subject to variable rates of interest and expose us to interest rate risk. See "Description of Certain Indebtedness." If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, resulting in a reduction of our net income, even though the amount borrowed remained the same.
Based on the amount of indebtedness outstanding and interest rates immediately following the 2012 Refinancing and the 2012 Tender Offer, our total indebtedness was $600.3 million and our estimated annualized cash interest expense is approximately $33.3 million. A 1% increase in the interest rates would increase our annual interest expense by an estimated $6.0 million.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our upstream business is a vertically integrated producer of primary aluminum, consisting of an aluminum smelter in New Madrid, Missouri, Bauxite mining operations in St. Ann, Jamaica and an alumina refinery in Gramercy, Louisiana.
Our downstream business is a manufacturer of aluminum foil and light sheet. We own and operate four rolling mills facilities located in the southeastern United States, two in Huntingdon, Tennessee, and one each in Salisbury, North Carolina and Newport, Arkansas, with a combined maximum annual production capacity of 410 to 495 million pounds, depending on product mix.
Our corporate headquarters are located in Franklin, Tennessee and consist of leased office space aggregating approximately 30,000 square feet.
For additional information about the location and productive capacity of our facilities see Item 1, "Business."

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

ITEM 4.	MINE SAFETY DISCLOSURES
We believe ensuring the safety of our workforce is our number one accountability as an employer. We are committed to continuing and improving upon each facility’s focus on safety in the workplace. We have a number of safety programs in place, which include regular bi-weekly safety meetings and training sessions to teach proper safe work procedures.
Our executive management, along with site managers and union leadership, are actively involved in supporting and promoting the ongoing emphasis on workplace safety. Improvement in safety performance is a key metric used in determining annual incentive awards for our U.S. employees.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 of this report, which is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock began trading on the New York Stock Exchange under the symbol "NOR" following our initial public offering in May 2010. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the New York Stock Exchange:

	2011			2010
	High	Low	Dividends	High	Low	Dividends
	$	$	$	$	$	$
First quarter	17.23	13.79	—	—	—	—
Second quarter	17.43	13.02	—	9.35	6.33	—
Third quarter	15.48	8.35	—	8.59	5.87	—
Fourth quarter	10.39	6.87	1.03	14.70	8.14	—
As of February 29, 2012 we had approximately 180 holders of record of our common stock. Investment funds associated with Apollo beneficially own approximately 63.6% of our capital stock. During the year ended December 31, 2011, the Company made no common stock repurchases.
Dividends
The payment of any cash dividend on our common stock is considered a restricted payment under our credit facilities and the indentures governing our Notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including satisfying certain financial thresholds and the absence of any event of default. At December 31, 2011 and 2010, we met all required performance ratios contained in the indentures.
On November 1, 2011, the Board declared a regular quarterly cash dividend of $0.03 per share on our outstanding shares of common stock. In addition, on November 1, 2011, the Board declared a supplemental cash dividend of $1.00 per share on our outstanding common stock. The regular and supplemental dividends were paid on November 22, 2011 to shareholders of record as of the close of business on November 14, 2011.
Cash payments related to the November 2011 regular and supplemental dividends totaled approximately $71.1 million in aggregate, comprising $69.3 million of dividends on outstanding shares of common stock and $1.8 million of cash payments to holders of stock options. We paid these amounts entirely from available cash balances.
On February 15, 2012, the Board declared a regular quarterly dividend of $0.04 per share to be paid on March 21, 2012 to shareholders of record as of February 27, 2012. The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in the Company's financial condition and cash needs could result in dividends being declared in different amounts, or not at all.
On February 29, 2012, the Board declared a supplemental dividend of $1.25 per share to be paid on March 19, 2012 to shareholders of record as of March 12, 2012.  Cash payments related to the supplemental dividend will total approximately $88 million in aggregate.  We expect to pay these amounts from the net proceeds from the 2012 Refinancing discussed above.
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
The net proceeds from the offering, after underwriting discounts and commission of $5.6 million, and additional offering-related fees and expenses of $3.5 million, were $82.9 million. We used the net proceeds, together with $95.9 million of proceeds from settling all our outstanding fixed price aluminum hedges, to repurchase all outstanding Holdco Notes, of which $66.3 million was remaining, and to repay $110.0 million principal amount outstanding under the 2007 Term B loan. The remaining $2.5 million was used for general Corporate purposes.
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
Securities Authorized for Issuance Under Equity Compensation Plans
See "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2012, which is incorporated herein by reference.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from May 14, 2010 (the date of our IPO) to December 31, 2011 with the cumulative total returns of the Russell 2000 Index and the S&P 600 SmallCap Materials Index over the same period. The comparison assumes $100 was invested on May 14, 2010, in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

	6/10	8/10	10/10	12/10	2/11	4/11	6/11	8/11	10/11	12/11
Noranda Aluminum	73.07	90.57	112.73	165.91	179.20	193.07	172.05	129.20	105.23	105.11
Russell 2000	87.99	87.08	101.93	113.84	119.77	126.12	120.91	106.40	108.77	109.09
S&P 600 SmallCap Materials	83.34	87.88	105.83	115.34	118.99	128.58	125.55	107.72	105.52	104.26
Source: Research Data Group, Inc.
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Noranda Aluminum Holding Corporation under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA
Selected Historical Consolidated Financial Data
The following tables present our selected historical consolidated financial data. This information should be read in conjunction with the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and with the audited consolidated financial statements of Noranda Aluminum Holding Corporation and their notes included elsewhere in this report, as well as the other financial information included herein.
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
The financial information for the periods from January 1, 2007 to May 17, 2007 includes the results of operations, cash flows and financial condition for Noranda Aluminum, Inc. on a basis reflecting the stepped-up values of Noranda Aluminum, Inc. prior to the Apollo Acquisition and is referred to as "Predecessor." The financial information for the period from May 18, 2007 to December 31, 2007, as of December 31, 2007, and as of and for the years ended December 31, 2010, 2009 and 2008 includes the results of operations, cash flows and financial condition for Noranda HoldCo on a basis reflecting the impact of the purchase allocation of the Apollo Acquisition, and is referred to as "Successor."
The consolidated statements of operations and cash flow data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our consolidated financial statements included elsewhere in this report. Other prior period operations data, cash flow data and balance sheet data have been derived from our consolidated financial statements which are not included in this report.
The unaudited supplemental pro forma condensed consolidated statements of operations for the year 2007 is based on the historical consolidated statements of operations for the Predecessor period from January 1, 2007 to May 17, 2007 and the Successor period from May 18, 2007 to December 31, 2007.
The following information should be read in conjunction with, and is qualified by reference to, our "Management’s Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the notes included elsewhere in this report, as well as the other financial information included in this report.

	Successor				Pro forma predecessor and successor (1)
(in millions, except per share data and where noted)	Year ended and as of December 31,
	2011	2010	2009 (2)	2008	2007
Statements of operations data:
Sales	$1,559.8	$1,294.9	$769.9	$1,266.4	$1,395.1
Operating costs and expenses:
Cost of sales	1,344.5	1,112.4	779.5	1,122.9	1,205.0
Selling, general and administrative expenses	93.9	115.0	76.0	73.6	56.8
Goodwill and other intangible asset impairment	—	—	108.0	25.5	—
Excess insurance proceeds	—	—	(43.5)	—	—
Other recoveries charges, net		—	—	—	(0.5)
Total operating costs and expenses	1,438.4	1,227.4	920.0	1,222.0	1,261.3
Operating income (loss):	121.4	67.5	(150.1)	44.4	133.8
Other (income) expense:
Interest expense, net	21.5	31.1	53.5	88.0	106.8
(Gain) loss on hedging activities, net	(86.4)	(65.6)	(111.8)	69.9	44.1
Equity in net (income) loss of investments in affiliates	—	—	79.7	(7.7)	(11.5)
(Gain) loss on debt repurchase	—	0.1	(211.2)	1.2	2.2
Gain on business combination	—	—	(120.3)	—	—
Total other (income) expense:	(64.9)	(34.4)	(310.1)	151.4	141.6
Income (loss) before income taxes	186.3	101.9	160.0	(107.0)	(7.8)
Income tax expense (benefit)	45.4	35.0	58.6	(32.9)	1.7
Net income (loss) for the period	$140.9	$66.9	$101.4	$(74.1)	$(9.5)
Net income (loss) per common share:
Basic	$2.10	$1.30	$2.33	$(1.70)	$(0.22)
Diluted	$2.06	$1.27	$2.33	$(1.70)	$(0.22)
Weighted-average common shares outstanding:
Basic	67.06	51.56	43.53	$43.44	$43.07
Diluted	68.35	52.80	43.53	$43.44	$43.07
Cash dividends declared per common share	$1.03	$—	$—	$2.35	$5.00
Balance sheet data(4):
Cash and cash equivalents	$42.7	$33.8	$167.2	$184.7	$75.6
Property, plant and equipment, net	699.8	719.9	745.5	599.6	657.8
Total assets	1,377.5	1,414.7	1,697.6	1,936.2	1,650.5
Long-term debt (including current portion)(5)	428.5	419.7	951.7	1,346.6	1,151.7
Common stock subject to redemption	2.0	2.0	2.0	2.0	—
Equity (deficiency)	259.6	295.7	92.2	36.6	(0.1)
Working capital(6)	126.4	171.5	387.9	336.0	211.5
Cash flow data:
Operating activities	$140.6	$270.9	$220.5	$65.5	—
Investing activities	(62.0)	(61.1)	(24.0)	(51.1)	—
Financing activities	(69.7)	(343.2)	(214.0)	94.7	—
Financial and other data:
EBITDA(7)	$305.5	$231.7	$306.9	$79.3	—
Average realized Midwest Transaction Price (per pound)(8)	$1.17	$1.04	$0.81	$1.21	$1.23
Net Cash Cost (per pound shipped)(11)	$0.75	$0.70	$0.77	$0.82	—
Shipments:
Third party shipments:
Bauxite (kMts)(9)	2,499.9	1,738.0	482.9	—	—
Alumina (kMts)(9)	635.1	683.6	245.0	—	—
Primary Aluminum (pounds, in millions)	513.0	438.8	291.4	509.5	523.4
Flat-Rolled Products (pounds, in millions)	362.6	346.4	309.3	346.1	371.6
Intersegment shipments:
Bauxite (kMts)	2,643.6	2,565.5	835.1	—	—
Alumina (kMts)	487.5	467.4	116.5	—	—
Primary Aluminum (pounds, in millions)	68.4	121.7	60.2	80.4	31.2
See accompanying notes to this table

(in millions, except per share data and where noted)	Predecessor		Successor
	Period from		Period from
			May 18, 2007 to December 31, 2007
	January 1, 2007 to May 17, 2007		and as of
			December 31, 2007
Statements of operations data:
Sales	$527.7		$867.4
Operating costs and expenses:
Cost of sales	424.3		767.9
Selling, general and administrative expenses	17.0		39.3
Other (recoveries) charges, net	—		(0.5)
	441.3		806.7
Operating income	86.4		60.7
Other expenses (income):
Interest expense net	6.2		65.0
(Gain) loss on hedging activities, net	56.6		(12.5)
Equity in net income of investments in affiliates	(4.3)		(7.3)
Loss on debt repurchase	—		2.2
Income before income taxes	27.9		13.3
Income tax expense	13.6		5.1
Net income for the period	$14.3		$8.2
Net income per common share:(3)
Basic	$—		$0.19
Diluted	$—		$0.19
Weighted-average common shares outstanding:
Basic	—		43.21
Diluted	—		43.33
Cash dividends declared per common share	$—		$5.00
Balance sheet data (4):
Cash and cash equivalents	$—		$75.6
Property, plant and equipment, net	—		657.8
Total assets	—		1,650.5
Long-term debt (including current portion)(5)	—		1,151.7
Shareholders’ equity (deficiency)	—		(0.1)
Working capital(6)	—		211.5
Cash flow data:
Operating activities	$41.2		$160.8
Investing activities	5.1		(1,197.7)
Financing activities	(83.7)		1,112.5
Financial and other data:
Average realized Midwest Transaction Price (per pound)(8)	$1.31		$1.21
Shipments:
Third party shipments:
Primary Aluminum (pounds, in millions)	202.3		321.1
Flat-Rolled Products (pounds, in millions)	135.6	(10)	236.0	(10)
Intersegment shipments:
Primary Aluminum (pounds in millions)	12.1		19.1

(1)
Pro forma financial data is presented. See table on following page for historical financial data. For a reconciliation of the pro forma financial data to the historical data, see "Unaudited Supplemental Pro Forma Condensed Consolidated statements of Operations."

(2)
See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Company Overview — Joint Venture Transaction" for a summary of the Joint Venture Transaction which closed on August 31, 2009.

(3)	Net income (loss) per common share is not presented for the Predecessor historical periods because Noranda was a wholly owned subsidiary during those periods.

(4)	Historical balance sheet data is presented.

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

	Year ended December 31,
	2011	2010	2009
	$	$	$
Net income	140.9	66.9	101.4
Income tax expense	45.4	35.0	58.6
Interest expense, net	21.5	31.1	53.5
Depreciation and amortization	97.7	98.7	93.4
EBITDA	305.5	231.7	306.9

(8)
The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME price reflecting domestic market dynamics as well as the cost of shipping and warehousing, the sum of which is known as the Midwest Transaction Price. As a majority of our value-added products are sold at the prior month’s MWTP, we calculate a "realized" MWTP which reflects the specific pricing of sale transactions in each period.

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

(11)
Net Cash Cost represents our costs of producing a pound of commodity grade aluminum, including the benefits of the Midwest premium, as well as the profit margin realized from value-added, alumina and bauxite sales to external customers.

.
We have provided Net Cash Cost because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME price plus Midwest premium per pound versus our unit net costs per pound shipped. Net Cash Cost is positively or negatively impacted by changes in primary aluminum, alumina and bauxite production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs. Net Cash Cost is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures used by other companies in our industry and should not be considered in isolation from or as an alternative to any performance measures derived in accordance with U.S. GAAP.

	Year ended December 31,
	2011	2010	2009
Total primary aluminum cash cost (in millions) (a)	$436.0	$391.2	$271.6
Total shipments (pounds in millions)	581.4	560.5	351.6
Net Cash Cost (per pound shipped)	$0.75	$0.70	$0.77

(a) Total primary aluminum cash cost is calculated below (in millions):
Total primary aluminum revenue	$724.1	$621.3	$340.3
Less fabrication premiums and other revenue	(46.6)	(37.1)	(55.8)
Realized Midwest transaction price revenue	677.5	584.2	284.5

Primary Aluminum segment profit	140.3	112.2	4.9
Alumina segment profit (loss)	78.4	61.9	(2.3)
Bauxite segment profit	18.5	23.8	12.3
Profit Eliminations	4.3	(4.9)	(2.0)
Total	241.5	193.0	12.9

Total primary aluminum cash cost (in millions)	$436.0	$391.2	$271.6

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

	Predecessor	Successor
	Period from	Period from			Year ended
	January 1, 2007 to May 17, 2007(1)	May 18, 2007 to December 31, 2007	Pro forma adjustments		December 31, 2007
Sales	$527.7	$867.4	$—		$1,395.1
Operating costs and expenses:
Cost of sales	424.3	767.9	12.8	(2)	1,205.0
Selling, general and administrative expenses	17.0	39.3	0.5	(3)	56.8
Other charges (recoveries), net	—	(0.5)	—		(0.5)
	441.3	806.7	13.3		1,261.3
Operating income	86.4	60.7	(13.3)		133.8
Other expenses (income):
Interest expense, (income), net:
Parent and related party	7.2	—	(7.2)		—
Other	(1.0)	65.0	42.8	(5)	106.8
(Gain) loss on hedging activities, net	56.6	(12.5)	—		44.1
Equity in net (income) loss of investments in affiliates	(4.3)	(7.3)	0.1	(6)	(11.5)
Gain on debt repurchase	—	2.2	—		2.2
Total other expenses, net	58.5	47.4	35.7		141.6
Income (loss) before income taxes	27.9	13.3	(49.0)		(7.8)
Income tax expense (benefit)	13.6	5.1	(17.0)	(7)	1.7
Net income (loss)	$14.3	$8.2	$(32.0)		$(9.5)
Net income (loss) per common share:
Basic		$0.19			$(0.22)
Diluted		$0.19			$(0.22)
Weighted-average common shares outstanding:
Basic		43.21			43.07
Diluted		43.33			43.07

(1)	Represents the historical consolidated results of operations.

(2)
Reflects an increase of $12.5 million for the year ended December 31, 2007 of depreciation resulting from fair value adjustments to property, plant and equipment as a result of the Apollo Acquisition. The adjustment also reflects an increase of $0.3 million for the year ended December 31, 2007 resulting from the fair value adjustment to inventory as a result of the Apollo Acquisition.

(3)
Includes an increase of $0.5 million for the year ended year ended December 31, 2007 of amortization resulting from fair value adjustments to amortizable intangible assets as a result of the Apollo Acquisition.

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

(7)	Reflects the estimated tax effect of the pro forma adjustments at Noranda’s statutory tax rate.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the "Selected Historical Consolidated Financial Data," and the audited consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and that involve numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of this report. Actual results may differ materially from those contained in any forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements."

Introduction
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided to supplement the consolidated financial statements and the related notes included elsewhere in this report to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The MD&A is organized as follows:
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
Selected Quarterly Consolidated Financial Data. This section provides the unaudited quarterly financial information for each of our years ended December 31, 2011 and 2010.
Results of Operations. This section provides a discussion of the results of operations on a historical basis for each of our years ended years ended December 31, 2011, 2010 and 2009.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of our years ended December 31, 2011, 2010 and 2009 and availability of funds at December 31, 2011.
Description of Certain Indebtedness. This section provides a general description of our senior secured credit facilities, our Notes and governing indentures, including covenant compliance and financial ratios as of December 31, 2011.
Contractual Obligations and Contingencies. This section provides a discussion of our commitments as of December 31, 2011.

Company Overview
We are a leading North American integrated producer of value-added primary aluminum and high quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business consists of three reportable segments: Primary Aluminum, Alumina, and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as "New Madrid," and supporting operations at our bauxite mine and alumina refinery. In 2011, New Madrid produced approximately 583 million pounds (264,000 metric tonnes) of primary aluminum, representing approximately 13% of total 2011 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Joint Venture Transaction
Through August 31, 2009, we held a 50% interest in Gramercy and in St. Ann. Our investments in these non‑controlled entities, in which we had the ability to exercise equal or significant influence over operating and financial policies, were accounted for by the equity method. On August 3, 2009, we entered into an agreement with Century whereby we would become the sole owner of both Gramercy and St. Ann. The transaction closed on August 31, 2009 and is discussed further in Note 22, "Joint Venture Transaction" to our consolidated financial statements, included elsewhere in this report.
In the transaction, Noranda and Gramercy released Century from certain obligations. These obligations included (i) approximately $23.5 million Century owed Gramercy for pre-transaction alumina purchases, and (ii) Century’s guarantee to fund future payments of environmental and asset retirement obligations.
Key factors affecting our results of operations
Prices and markets. Primary aluminum is a global commodity, and its price is set on the LME. Our primary aluminum typically earns the LME price plus a Midwest premium. As a result of the global economic contraction, the monthly average LME price dropped from a peak of $1.49 per pound in July 2008 to a low of $0.57 per pound in February 2009. The average LME price for 2010 was $0.99 per pound, which had a significant negative impact on our upstream business and our 2010 operating results. By December 31, 2010, LME prices had risen to $1.12 per pound. During 2011 the average LME cash price was $1.09 per pound and the average Midwest premium was $0.08 per pound.
Profit margins in the Flat-Rolled Products segment are generally unaffected by short-term volatility in the underlying LME price, except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. The price of any given end-product is equal to the cost of the metal, the MWTP, plus a negotiated fabrication premium. These fabrication premiums are determined in large part by industry capacity utilization, which in turn is driven by supply-demand fundamentals for our products.
Because primary aluminum is a global commodity, we have experienced and expect to continue to be subject to volatile primary aluminum prices. This price volatility is influenced primarily by the world supply-demand balance for those commodities and related processing services, and other related factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). At times, since the Apollo Acquisition, we have partially hedged this volatility through the use of derivative financial instruments. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion of fixed price aluminum swaps. See "Critical Accounting Policies and Estimates" for further discussion of our accounting for these hedges.
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
Production. Our rolling mills have a combined maximum annual production capacity of 410 to 495 million pounds, depending on our product mix.
In 2011, 2010 and 2009 our Primary Aluminum segment produced approximately 583 million pounds, 553 million pounds, and 316 million pounds, respectively, of primary aluminum. In January 2009, an ice storm disrupted the power grid throughout Southeastern Missouri. The resulting power outage completely disabled two of New Madrid’s three production lines and partially disabled the third, initially reducing our daily production to 25% of pre-outage levels. This event had a substantial negative impact on our 2009 operating results, resulting in an average operating rate of 58% of capacity for the year. This operating rate is significantly below our operating rate for the past 20 years of 99%. We reached a settlement with our insurance providers with respect to this incident pursuant to which we collected approximately $67.5 million in the second and third quarters of 2009.
Our smelter became fully operational in the first quarter of 2010. Shipments of value-added products in the year ended December 31, 2010, were 45.7% higher than in the year ended December 31, 2009.
Source: Company data as of December 31, 2011
Production costs. The key cost components at our smelter are power and alumina; however, other integrated input costs, such as wages, carbon products and caustic soda may affect our results as well.
We have a long-term, secure power contract at New Madrid that extends through 2020. This contract is for regulated power and cannot be altered without the approval of the Missouri Public Service Commission ("MoPSC"). Our power contract with Ameren includes two components: a base rate and a fuel adjustment clause. The fuel adjustment clause increased cost of goods sold by $14.7 million in 2011, by $5.4 million in 2010, and decreased cost of goods sold by $0.2 million in 2009. Though we are not able to predict future fuel adjustment charges, as they are dependent on Ameren’s fuel costs and off system sales volume and prices, we do not expect the impact of fuel adjustment charges in 2012 to increase our Net Cash Cost.
On September 3, 2010, Ameren filed a new rate case with the MoPSC seeking an 11% base rate increase. In July 2011, the MoPSC ruled on this rate case approving Ameren to increase its base rates, which increased our base rate by 5.2% effective July 31, 2011. On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. As we have been in previous rate cases, we expect to be an active participant in the MoPSC rate setting process. We expect a ruling on this request by January 3, 2013. Any increase approved would be effective at the beginning of the month following the MoPSC's ruling.
We are currently a party to the appeal of several rate-related issues, including rate increases approved by the MoPSC in January 2009, May 2010, and July 2011, and the amount of cost increases related to the FAC. Despite these appeals, our consolidated financial statements reflect our payment of power costs at the enacted rates, with disputed amounts held in escrow by the Missouri Circuit Court. As of December 31, 2011 and 2010, other current assets (see Note 3, "Supplemental Financial Statement Information" to our consolidated financial statements) included $30.1 million and $9.8 million, respectively, for amounts held in escrow related to these appeals, with corresponding liabilities recorded in accrued liabilities.
On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval. The parties to the appeal, including Noranda, are evaluating whether to request rehearing of the Court of Appeals' decision or to appeal that decision to the Missouri Supreme Court. If the parties decide not to file additional appeals, or if such appeals are filed and are not successful, a substantial portion of the escrowed funds will be released to Ameren. At December 31, 2011, such amount of released funds would have been $20.8 million. The release of these funds will not result in any impact to our operating results, our net working capital, or our net assets.
Our vertical integration with Gramercy provides us with a secure supply of alumina at a cost effectively equal to Gramercy and St. Ann’s combined cost of production, net of bauxite and alumina sales to third parties. St. Ann sells bauxite to third parties and Gramercy sells chemical and smelter grade alumina to third parties. Margins from these third-party sales effectively reduce the cost for producing smelter grade alumina for our smelter in New Madrid. Upon becoming sole owner of Gramercy, we began selling smelter grade alumina under contract to third parties on market terms. The margin from these sales effectively lowers the cost of our alumina supply and therefore lowers our Net Cash Cost.
The following chart presents our New Madrid smelter’s placement on the aluminum cost curve:

World Aluminium Smelter Business Costs for 2011
Cost (US $/ton)
3500
3000
2500
2000
1500
1000
500
1st Quartile
2nd Quartile
3rd Quartile
4th Quartile
New Madrid
0
5000
10000
15000
20000
25000
30000
35000
40000
45000
50000
Cumulative Production (000 t)

Source: CRU data as of January 2012
Historically, natural gas prices have shown a high level of volatility. Average natural gas prices were $4.00 per million BTU in 2011, $4.37 in 2010 and $3.94 in 2009, based on end of day prices at the Henry Hub. At December 31, 2011, we are a party to forward swaps for natural gas, effectively fixing our cost for approximately 45% of our natural gas exposure through 2012 at an average price of $7.37 per million BTU.
During 2011 in our downstream business, aluminum metal units, which represent a pass-through cost to our customers, accounted for 76% of production costs with value-added conversion costs accounting for the remaining 24%. Conversion costs include labor, energy and operating supplies, including maintenance materials. Energy includes natural gas and electricity, which made up about 13% of conversion costs during 2011.
CORE stands for "Cost-Out, Reliability, and Effectiveness," and represents our productivity program. We believe CORE is an effective part of our efforts to manage for productivity, where we identify opportunities throughout the organization to either remove existing costs, or to affect processes or business arrangements. We then utilize project teams to address the opportunity. Although results will vary from year to year, our overarching aim is to use CORE projects to offset the effects of inflation and to mitigate the impact of unexpected cost increases. Our CORE program has generated savings of over $189.0 million since its inception in 2009. For the year ended December 31, 2011, our results reflected approximately $62.5 million in cost savings and $6.9 million in capital expenditure savings achieved towards our three year $140.0 million program goal (2011 through 2013.)
We believe the impact of CORE is evident in the Net Cash Cost, which declined from $0.82 per pound for the full year ended December 31, 2008 to $0.75 per pound for the year ended December 31, 2011.
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
We experience inflationary pressures for input costs, such as wages, carbon products such as coke, chemical products such as caustic soda, and other key inputs. We may not be able to offset fully the inflationary impact from these input costs or energy costs through price increases, productivity improvements or cost reduction programs. We expect full year 2012 Net Cash Cost to be unfavorably impacted by approximately 1 to 2 cents per pound for chemical products, carbon-based products and fuel, and an additional 2 to 3 cents related to increased wages and benefits. Based on the current forward natural gas curve, we expect lower natural gas prices to favorably impact Net Cash Cost by 2 to 3 cents per pound.
Off balance sheet arrangements
We do not have any significant off balance sheet arrangements.
Government regulations and environmental matters
Our operations are subject to a wide variety of U.S. federal, state, local and non-U.S. environmental laws and regulations, including those governing emissions to air, discharges to waters, generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, land reclamation and employee health and safety matters. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. Additionally, certain of our raw material suppliers may be subject to significant compliance costs, which may be passed through to us. As these direct or indirect regulatory costs increase and are passed through to our customers, our products may become less competitive than other materials, which could reduce our sales. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. In addition, environmental requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations and cash flows.
The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. Currently, ambient monitoring is used to determine whether emissions from our smelter meet NAAQS.
Changes to the stringency of the NAAQS could present material implications for the compliance of our smelter. Failure to meet NAAQS may require us to incur significant capital or operational costs to bring our smelter into compliance and could have negative implications for the permits that we currently have in place in support of our smelter expansion project.
We accrue for costs associated with environmental investigations and remedial efforts when it becomes probable that we are liable and the associated costs can be reasonably estimated. Our aggregate environmental-related liabilities at December 31, 2011 and 2010 were $24.4 million and $28.6 million, respectively. Additionally, at December 31, 2011 and 2010, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility. With regard to our New Madrid smelter, we have asset retirement obligations related to the disposal of certain spent pot liners. Related to St. Ann, we have land reclamation liabilities to rehabilitate the land disturbed by St. Ann’s mining operations. With respect to the Gramercy refinery, we have asset-retirement obligations associated with the future closure and post-closure care of the "red mud lakes," where Gramercy disposes of non‑hazardous red mud wastes from its refining process. We also have an environmental liability for the remediation of certain hazardous waste contamination at the Gramercy refinery.
All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, we expense the costs when incurred.
For the year ended December 31, 2011, we incurred $10.4 million of capital expenditures related to compliance with environmental regulations. In each of the years ending 2012 , 2013 and 2014, we anticipate from $13.0 million to $18.0 million of environmental capital expenditures. We have incurred, and in the future will continue to incur, operating expenses related to environmental compliance. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.
Critical Accounting Policies and Estimates
Our principal accounting policies are described in Note 1, "Accounting Policies" of the audited consolidated financial statements included elsewhere in this report. The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in our consolidated financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. The preparation of interim financial statements involves the use of certain estimates that are consistent with those used in the preparation of our annual consolidated financial statements. Significant accounting policies, including areas of critical management judgments and estimates, include the following financial statement areas:

•	Revenue recognition	•	Asset retirement obligations
•	Impairment of long-lived assets	•	Land obligation
•	Goodwill and other intangible assets	•	Derivative instruments and hedging activities
•	Inventory valuation
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
Our analysis includes assumptions about future profitability and cash flows of our segments, which reflect our best estimates at the date the valuations was performed. The estimates are based on information that was known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employ will be materially different from the actual amounts or results, and that additional impairment charges may be necessary.
Inventory valuation
Inventories are stated at the lower of cost or market ("LCM"). We use the last-in-first-out ("LIFO") method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost. The remaining inventories (principally supplies) are stated at cost using the first-in first-out ("FIFO”) method. Inventories in our Flat-Rolled Products segment, our Bauxite segment and our Alumina segment are valued using a standard costing system, which gives rise to cost variances. Variances are capitalized to inventory in proportion to the quantity of inventory remaining at period end to quantities produced during the period. Variances are recorded such that ending inventory reflects actual costs on a year-to-date basis.
As of the date of the Apollo Acquisition, a new base layer of LIFO inventories was established at fair value, such that FIFO basis and LIFO basis were equal. For layers added between the acquisition date and period end, we use a dollar-value LIFO approach where a single pool for each segment represents a composite of similar inventory items. Increases and decreases in inventory are measured on a pool basis rather than item by item. In periods following the Apollo Acquisition, LIFO cost of sales generally reflect sales at current production costs, which are substantially lower than the fair value cost recorded at the date of acquisition, to the extent that quantities produced exceed quantities sold. In periods when quantities sold exceed quantities produced, cost of goods sold generally reflect the higher fair value cost per unit.
As LME prices fluctuate, our inventory will be subject to market valuation reserves. In periods when the LME price at a given balance sheet date is higher than the LME price at the time of the Apollo Acquisition (the date used to determine the fair value of the majority of our inventory), no reserves will be necessary.
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the year ended December 31, 2011, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease)in pre-tax income ($ in millions)
Primary aluminum segment:
Coke	10% increase in price	(0.7)
Alumina	$0.10 increase in LME per pound	(1.7)
Flat rolled products segment:
Metal	$0.10 increase in LME per pound	(5.2)
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
Land obligation
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes, and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options (the "St. Ann Land Obligation"). We account for the costs associated with fulfilling the St. Ann Land Obligation by recording an asset (included in other assets in our consolidated balance sheets) for the estimated cost of the consideration, with a corresponding liability (included in accrued liabilities and other long-term liabilities in our consolidated balance sheets). We amortize those costs over a three-year period, representing the approximate time the land is used for mining purposes (the "Mining Period").
We record the costs to acquire and develop the assets to be used to satisfy the obligations, such as land, land improvements, and housing, as property, plant and equipment in our consolidated balance sheets. As cash is paid or title to land, land improvements and houses is transferred, we remove those assets from our consolidated financial statements and reduce the land obligation.
Relocating residents occurs often over several years, requiring management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. As such, estimates of the cost to fulfill the St. Ann Land Obligation and the Predecessor Land Obligation are subject to revision; therefore, it is reasonably possible that further adjustments to our liabilities may be necessary.
As revisions are made, we amortize such adjustments prospectively over the remaining amortization period in cases where the Mining Period has not been completed. As revisions are made in cases where the Mining Period is complete, we record such adjustments as additional amortization expense in the period of revision.
Derivative instruments and hedging activities
Derivatives that have not been designated for hedge accounting are adjusted to fair value through earnings in (gain) loss on hedging activities in the consolidated statements of operations. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Amounts recorded in AOCI are reclassified into earnings in the periods during which the hedged transaction affects earnings, unless it is determined that it is probable that the original forecasted transactions will not occur, at which point a corresponding amount of AOCI is immediately reclassified into earnings.
Forecasted sales represent a sensitive estimate in our designation of derivatives as cash flow hedges. As a result of the New Madrid power outage in January 2009, management concluded that certain hedged sale transactions were no longer probable of occurring, and we discontinued hedge accounting for all our aluminum fixed price sale swaps on January 29, 2009. At that date, the accounting for amounts in AOCI did not change. Forecasted sales represent a sensitive estimate in our accounting for derivatives because they impact the determination of whether any amounts in AOCI should be reclassified into earnings in the current period.
We determine the fair values of our derivative instruments using industry standard models that incorporate inputs which are observable throughout the full term of the instrument. Key inputs include quoted forward prices for commodities (aluminum and natural gas) and interest rates, and credit default swap spread rates for non‑performance risk. Our derivative assets are adjusted for the non‑performance risk of our counterparties using their credit default swap spread rates, which are updated quarterly. Likewise, in the case of our liabilities, our nonperformance risk is considered in the valuation, and are also adjusted quarterly based on current default swap spread rates on entities we consider comparable to us. We present the fair value of our derivative contracts net of cash paid pursuant to collateral agreements on a net-by-counterparty basis in our consolidated balance sheets when we believe a legal right of set-off exists under an enforceable master netting agreement.

Selected Quarterly Consolidated Financial Data
The following table presents unaudited quarterly financial information as required by Item 302 of Regulation S‑K (in millions, except per share data):

	2011 quarter ended				2010 quarter ended
	First quarter	Second quarter	Third quarter (1)	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Sales	394.6	426.3	400.4	338.5	301.5	334.9	314.2	344.3
Gross profit	66.3	73.2	50.0	25.8	36.8	44.1	40.2	61.4
Operating income	41.4	52.6	23.2	4.2	7.6	0.8	20.1	39.0
Net income (loss)	38.3	47.4	30.8	24.4	(0.1)	6.9	25.2	34.9
Net income (loss) per common share:
Basic	0.57	0.71	0.46	0.36	—	0.14	0.46	0.60
Diluted	0.56	0.69	0.45	0.36	—	0.14	0.45	0.59
(1) At September 30, 2011, we determined that the information that gave rise to revisions recorded to our St. Ann Land Obligation during 2011 was known or knowable at December 31, 2010. As a result, cost of goods sold was overstated in third quarter 2011 by $3.0 million, excluding income tax effects.
The special items outlined below significantly impacted the comparability of our unaudited quarterly financial results (in millions):

	2011 quarter ended				2010 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Pre‑tax impact of special items:
Release of indemnification receivable related to uncertain tax positions	—	—	(3.4)	(1.1)	—	—	—	—
Early retirement benefits	—	—	—	(0.7)	—	—	—	—
Restructuring	—	—	—	—	(4.4)	(3.2)	—	—
Management agreement termination	—	—	—	—	—	(12.5)	—	—
Modification of stock options	—	—	—	—	—	(3.2)	—	—
Transaction related legal costs	—	—	—	—	(0.3)	(5.2)	—	—
Executive separation agreement	—	—	—	—	—	—	—	(3.3)
Impact of special items on operating income (loss)	—	—	(3.4)	(1.8)	(4.7)	(24.1)	—	(3.3)
Gain on hedging activities	21.8	24.3	19.5	20.8	1.7	20.6	21.7	21.6
Gain (loss) on debt repurchase	—	—	—	—	(0.1)	(2.5)	3.5	(1.0)
Pre-tax impact of special items	21.8	24.3	16.1	19.0	(3.1)	(6.0)	25.2	17.3

Results of Operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the consolidated financial statements and related notes included herein.
The following chart indicates the percentages of sales represented by each of our segments for the periods presented:

	Year ended December 31,
	2011	2010	2009
	%	%	%
Bauxite	10	9	5
Alumina	26	28	11
Primary Aluminum	46	49	44
Flat-Rolled Products	39	40	53
Eliminations	(21)	(26)	(13)
Total	100	100	100
The following chart indicates the percentages of segment profit (loss) represented by each of our segments for the periods presented:

	Year ended December 31,
	2011	2010	2009
	%	%	%
Bauxite	7	11	63
Alumina	30	29	(12)
Primary Aluminum	54	51	25
Flat-Rolled Products	18	23	179
Corporate	(11)	(12)	(145)
Eliminations	2	(2)	(10)
Total	100	100	100

Discussion of results for the year ended December 31, 2011 compared to the year ended December 31, 2010
The following table sets forth certain consolidated financial information for the years ended December 31, 2011 and 2010 (in millions, except per share data and where noted):

	Year ended December 31,
	2011	2010
	$	$
Statements of operations data:
Sales	1,559.8	1,294.9
Operating costs and expenses:
Cost of sales	1,344.5	1,112.4
Selling, general and administrative expenses	93.9	115.0
Total operating costs and expenses	1,438.4	1,227.4
Operating income	121.4	67.5
Other expenses (income):
Interest expense, net	21.5	31.1
Gain on hedging activities, net	(86.4)	(65.6)
Loss on debt repurchase	—	0.1
Total other income	(64.9)	(34.4)
Income before income taxes	186.3	101.9
Income tax expense	45.4	35.0
Net income	140.9	66.9
Net income per common share:
Basic	2.10	1.30
Diluted	2.06	1.27
Weighted-average common shares outstanding:
Basic	67.06	51.56
Diluted	68.35	52.80
Cash dividends declared per common share	1.03	—
Sales by segment:
Bauxite	151.0	120.4
Alumina	403.1	365.4
Primary Aluminum	724.1	621.3
Flat-Rolled Products	611.2	521.4
Eliminations	(329.6)	(333.6)
Total	1,559.8	1,294.9
Segment profit (loss):
Bauxite	18.5	23.8
Alumina	78.4	61.9
Primary Aluminum	140.3	112.2
Flat-Rolled Products	48.3	50.0
Corporate	(27.9)	(26.9)
Eliminations	4.3	(4.9)
Total	261.9	216.1
Financial and other data:
Average realized Midwest transaction price (per pound)	1.17	1.04
Net Cash Cost (per pound shipped)	0.75	0.70
Shipments:
Third party shipments:
Bauxite (kMts)	2,499.9	1,738.0
Alumina (kMts)	635.1	683.6
Primary Aluminum (pounds, in millions)	513.0	438.8
Flat-Rolled Products (pounds, in millions)	362.6	346.4
Intersegment shipments:
Bauxite (kMts)	2,643.6	2,565.5
Alumina (kMts)	487.5	467.4
Primary Aluminum (pounds, in millions)	68.4	121.7

Sales
Sales in the year ended December 31, 2011 were $1,559.8 million compared to $1,294.9 million in the year ended December 31, 2010, an increase of 20.5%. Of the increase in sales, $148.4 million was attributable to higher realized prices. LME aluminum price averaged $1.09 in 2011, compared to $0.99 in 2010. The remaining $116.5 million increase in sales was attributable primarily to higher volumes in the Bauxite, Primary Aluminum and Flat-Rolled Products segments.
Sales to external customers from our Primary Aluminum segment increased 30.2% to $645.7 million in the year ended December 31, 2011 from $495.9 million in the year ended December 31, 2010, driven primarily by higher realized prices for aluminum, and higher third-party shipments.

•	The average LME price improved to $1.09 per pound during 2011 from $0.99 per pound during 2010. Our average realized MWTP for 2011 was $1.17 per pound, compared to $1.04 per pound in 2010.

•	Demand remained strong during 2011, particularly for billet and rod in the Primary Aluminum segment.
Sales to our external customers in our Flat-Rolled Products segment increased 17.2% to $611.2 million during the year ended December 31, 2011 from $521.3 million in the year ended December 31, 2010, primarily due to the increase in LME prices and also to increased sales volume.

•	Rising LME prices contributed $65.5 million to the sales increase. Fabrication premiums were relatively unchanged.

•	Higher shipment volumes increased sales by $24.4 million. Shipment volumes from our Flat-Rolled Products segment increased 4.7%.
Sales to external customers from our Bauxite and Alumina segments for the year ended December 31, 2011 were $68.0 million and $234.9 million, respectively, compared to $54.9 million and $222.8 million, respectively, in the year ended December 31, 2010. The increase is primarily due to more favorable pricing in the Alumina segment and higher third-party shipment volumes in the Bauxite segment, resulting from slightly higher production. These increases were partially offset by lower realized pricing in the Bauxite segment and lower shipment volumes in the Alumina segment.
Cost of sales
Cost of sales for the year ended December 31, 2011 was $1,344.5 million compared to $1,112.4 million in the year ended December 31, 2010. The increase in cost of sales is mainly the result of higher shipment volumes in the Primary Aluminum and Flat-Rolled Products segments, as well as the increase in LME prices, reflected in the pass-through nature of the Flat-Rolled Products segment.

•
Total cost of sales in the Primary Aluminum segment increased to $621.5 million in the year ended December 31, 2011 from $550.1 million in the year December 31, 2010. The increase primarily related to an increase in total shipments of primary aluminum and the effects of rising carbon based products prices.

•
Flat-Rolled Products segment cost of sales increased to $585.0 million in the year ended December 31, 2011 from $485.0 million in the year ended December 31, 2010. The increase related principally to the increase in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.

•
Cost of sales in the Bauxite and Alumina segments, before the effects of intercompany eliminations, were $128.6 million and $339.7 million, respectively, during the year ended December 31, 2011 compared to $94.0 million and $315.8 million, respectively, during the year ended December 31, 2010. Cost of sales in the Alumina segment for the year ended December 31, 2011 reflected a $4.5 million favorable cumulative impact of negotiations to reduce our maintenance obligations for ships transporting bauxite to Gramercy from St. Ann. Cost of sales in the Alumina and Bauxite segments for the year ended December 31, 2011 reflects $16.5 million from scheduled alumina and bauxite maintenance activities whose impact on costs and lost volume exceeded management's expectations.

◦
Excessive amounts of scale were identified during maintenance of Gramercy's largest bauxite digester. As a result, the digester experienced an extended outage and subsequently performed at less than normal flow rates. Coincident with the extended digester maintenance, Gramercy experienced the failure of equipment that screens incoming bauxite and prevents rock and other material from entering the production process. This failure further restricted production until the piping and vessels were cleared. We estimate that the combined impact of these two events on cost of sales was $14.5 million.

◦
At St. Ann, the conveyor belt which transports dried bauxite to the storage dome failed prior to a planned outage.  This failure limited bauxite movement and led to additional costs for demurrage and re-drying bauxite. We estimate that the impact of this event on cost of sales was $2.0 million.

Selling, general and administrative expenses
Selling, general and administrative expenses in the year ended December 31, 2011 were $93.9 million compared to $115.0 million in the year ended December 31, 2010. This $21.1 million change reflected the favorable impact of the following decreases in expense in

2011 compared to 2010: (i) no management fees in 2011 compared to $13.5 million of Apollo management consulting fees in 2010 ($12.5 million related to the termination of the agreement in connection with our IPO); (ii) $7.2 million of restructuring costs related to our 2010 workforce and contract mining restructuring plans, for which there were no comparable charges during 2011; (iii) $2.4 million lower severance payments; (iv) $1.4 million lower pension costs associated with settlement and termination benefits; (v) $1.8 million in lower consulting and legal fees and (vi) $0.6 million lower stock compensation expense; offset by the following increases in expense during 2011 compared to 2010: (i) $4.5 million related to the release of an indemnification receivable from our previous owner associated with a portion of our uncertain tax positions; (ii) increased other post-retirement benefit plan ("OPEB") expenses of $0.9 million and (iii) increased insurance premiums of $0.8 million. The indemnification receivable was released because the statute of limitations expired on the uncertain tax position, which resulted in a reversal against income tax expense of a $4.5 million liability.
Operating income
Operating income in the year ended December 31, 2011 was $121.4 million compared to $67.5 million in the year ended December 31, 2010. The increase in operating income relates to sales margin improvements of $32.8 million and the decrease in selling, general and administrative expenses discussed previously.
Sales margin was $215.3 million for the year ended December 31, 2011 compared to $182.5 million in the year ended December 31, 2010. This increase resulted from the favorable impacts of higher external shipment volumes and realized prices coupled with cost savings achieved through our CORE program, partially offset by the Alumina and Bauxite segments maintenance activities described above.
Interest expense, net
Interest expense in the year ended December 31, 2011 was $21.5 million compared to $31.1 million in the year ended year ended December 31, 2010. The $9.6 million decrease resulted from the repayment of debt during 2010. Average debt outstanding was $425.6 million during 2011 and $613.4 million during 2010.
As described in "Description of Certain Indebtedness," on February 29, 2012 we entered into the 2012 Term B Loan ($325.0 million) and repaid the remaining $78.2 million balance of the 2007 Term B Loan ("2012 Refinancing"). The 2012 Refinancing and the related transactions as described in "Description of Certain Indebtedness," resulted in a $246.8 million increase in our outstanding indebtedness.

•
Had the 2012 Refinancing and the related transactions been completed on January 1, 2011, our 2011 interest expense would have been approximately $35.0 million, a $13.5 million increase over our actual 2011 interest expense.

•
On this pro forma basis, our interest expense would have comprised $33.3 million of cash interest expense at a rate of 5.75%, and $1.7 million amortization of deferred financing costs and original issuance discount.

•	The 2012 Term B Loan interest rate is determined by the combination of a base rate or an adjusted eurodollar rate (each with a floor) and an applicable margin.
Gain on hedging activities, net
Gain on hedging activities was $86.4 million in the year ended December 31, 2011 compared to $65.6 million in the year ended December 31, 2010. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in 2011 were $98.7 million, compared to $82.1 million in the year ended December 31, 2010.
Loss on debt repurchase
We did not repurchase any debt during the year ended December 31, 2011. During the year ended December 31, 2010 we used net proceeds from our completed IPO, our December 2010 follow-on public offering, available cash balances and proceeds from the termination of fixed price aluminum swaps to repay $249.9 million and $215.9 million of aggregate principal balances on the 2007 Term B Loan and 2007 Revolver, respectively, and to repurchase $66.3 million and $20.6 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. The 2010 debt repurchases resulted in a $0.1 million net loss.
Income before income taxes
Income before income taxes was $186.3 million in the year ended December 31, 2011, compared to $101.9 million in the year ended December 31, 2010. The special items outlined below significantly impacted the comparability of our pre‑tax income (in millions):

	Year ended December 31,
	2011	2010
	$	$
Pre-tax impact of special items:
Release of indemnification receivable related to uncertain tax positions	(4.5)	—
Early retirement benefits	(0.7)	—
Restructuring	—	(7.6)
Loss on debt repurchase	—	(0.1)
Executive separation agreement	—	(3.3)
Management agreement termination	—	(12.5)
Modification of stock options	—	(3.2)
Transaction related legal costs	—	(5.5)
Gain on hedging activities	86.4	65.6
Total pre-tax impact of special items	81.2	33.4
Income tax expense
Income tax expense was $45.4 million in the year ended December 31, 2011, compared to $35.0 million in the year ended December 31, 2010.
The effective tax rate was 24.4% for 2011 and 34.3%  for 2010. The effective income tax rate for 2011 was impacted by the release of a portion of our reserve for uncertain tax positions which reduced income tax expense by $6.3 million, of which $4.5 million was indemnified by Xstrata. Our effective tax rate in both periods was impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, the release of valuation allowances and accrued interest related to unrecognized tax benefits.
Net income
Net income was $140.9 million in the year ended December 31, 2011, compared to $66.9 million in the year ended December 31, 2010. The increase in net income resulted from a $53.9 million increase in operating income, a $20.8 million increase in gain on hedging activities and a $9.6 million reduction in interest expense, net, offset by a $10.4 million increase in income tax expense.
Year ended December 31, 2011 compared to year ended December 31, 2010 discussion of segment results
Bauxite
Sales to external customers from our Bauxite segment for the year ended December 31, 2011 were $68.0 million, compared to $54.9 million for the year ended December 31, 2010. Sales volume to external customers increased by 43.8% resulting in a $24.1 million favorable impact to revenues, partially offset by lower realized pricing.
Segment profit in the year ended December 31, 2011 was $18.5 million compared to $23.8 million in the year ended December 31, 2010. The higher bauxite sales discussed above were more than offset by the impact of costs and inefficiencies associated with scheduled maintenance of equipment used in processing mined bauxite for shipping as well as the impact of higher demurrage and fuel costs and lower realized prices.
Alumina
Sales to external customers from our Alumina segment for the year ended December 31, 2011 were $234.9 million compared to $222.8 million for the year ended December 31, 2010. This increase is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing, and is partially offset by lower sales volumes to external customers and the impact of lost volumes associated with scheduled maintenance at the refinery.
Segment profit in 2011 was $78.4 million compared to $61.9 million in 2010. The 2011 segment profit reflects an increase in average LME prices combined with savings from our CORE program, offset in part by increased input costs for bauxite and caustic soda as well as costs, inefficiencies and lost volumes resulting from the maintenance activities at the refinery mentioned above.
Primary Aluminum
Sales to external customers from our Primary Aluminum segment increased to $645.7 million in the year ended December 31, 2011 from $495.9 million in the year ended December 31, 2010.

•	A 12.5% increase in average realized MWTP in 2011 compared to 2010 increased external Primary Aluminum segment revenue by approximately $65.9 million.

•
A 16.9% increase in external primary aluminum shipments generated approximately $83.9 million of additional revenue comparing 2011 to 2010. Shipment increases in 2011 compared to 2010 were driven by the increased volume of value-added shipments.

Primary Aluminum segment costs increased in 2011 compared to 2010, primarily due to increased power and raw materials costs,

such as alumina, as well as upward cost pressure in carbon-based products. Fuel adjustment charges of $14.7 million were recorded in cost of goods sold during 2011 compared to $5.4 million during 2010.

•
Our Net Cash Cost was $0.75 per pound in 2011 compared to $0.70 per pound in 2010. The negative effects of maintenance projects in the Alumina and Bauxite segments contributed to the increase in Net Cash Cost.

Segment profit in the year ended December 31, 2011 was $140.3 million compared to $112.2 million in the year ended December 31, 2010. The 2011 results were most significantly impacted by increased realized pricing and higher shipments, which were offset in part by higher power costs and increased raw materials costs. The 2010 results reflect lower realized prices and the lingering negative impact of the New Madrid power outage on volumes and Net Cash Cost.
Flat-Rolled Products
External sales in our Flat-Rolled Products segment were $611.2 million in the year ended December 31, 2011 compared to $521.3 million in the year ended December 31, 2010. The $89.9 million increase was primarily due to the increase in LME prices, as well as higher shipment volumes to external customers.

•	Rising LME prices contributed $65.5 million to the sales increase. Fabrication premiums were relatively unchanged.

•	A 4.7% increase in shipment volumes contributed $24.4 million to the revenue increase, primarily due to higher end-market demand associated with the U.S. economic recovery.
Flat-Rolled Products segment costs increased due to the increase in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.
Segment profit in 2011 was $48.3 million compared to $50.0 million in 2010 reflecting the impact of higher shipments resulting from increased customer demand, offset by higher electricity and freight costs.
Corporate
Corporate costs in the year ended December 31, 2011 were $27.9 million and Corporate costs in the year ended December 31, 2010 were $26.9 million. The increase reflects the variability in legal and consulting fees.

Discussion of results for the year ended December 31, 2010 compared to the year ended December 31, 2009
The following table sets forth certain consolidated financial information for the years ended December 31, 2010 and 2009 (in millions, except per share data and where noted):

	Year ended December 31,
	2010	2009
	$	$
Statements of operations data:
Sales	1,294.9	769.9
Operating costs and expenses:
Cost of sales	1,112.4	779.5
Selling, general and administrative expenses and other	115.0	76.0
Goodwill and other intangible asset impairment	—	108.0
Excess insurance proceeds	—	(43.5)
Total operating costs and expenses	1,227.4	920.0
Operating income (loss)	67.5	(150.1)
Other expenses (income):
Interest expense, net	31.1	53.5
Gain on hedging activities, net	(65.6)	(111.8)
Equity in net loss of investments in affiliates	—	79.7
(Gain) loss on debt repurchase	0.1	(211.2)
Gain on business combination	—	(120.3)
Total other income	(34.4)	(310.1)
Income before income taxes	101.9	160.0
Income tax expense	35.0	58.6
Net income	66.9	101.4
Net income per common share:
Basic	1.30	2.33
Diluted	1.27	2.33
Weighted-average common shares outstanding
Basic	51.56	43.53
Diluted	52.80	43.53
Sales by segment:
Bauxite	120.4	34.6
Alumina	365.4	84.2
Primary Aluminum	621.3	340.3
Flat-Rolled Products	521.4	408.4
Eliminations	(333.6)	(97.6)
Total	1,294.9	769.9
Segment profit (loss):
Bauxite	23.8	12.3
Alumina	61.9	(2.3)
Primary Aluminum Products	112.2	4.9
Flat-Rolled Products	50.0	35.1
Corporate	(26.9)	(28.4)
Eliminations	(4.9)	(2.0)
Total	216.1	19.6
Financial and other data:
Average realized Midwest transaction price (per pound)	1.04	0.81
Net Cash Cost (per pound shipped)	0.70	0.77
Shipments:
Third party shipments:
Bauxite (kMts)	1,738.0	482.9
Alumina (kMts)	683.6	245.0
Primary Aluminum (pounds, in millions)	438.8	291.4
Flat-Rolled Products (pounds, in millions)	346.4	309.3
Intersegment shipments:
Bauxite (kMts)	2,565.5	835.1
Alumina (kMts)	467.4	116.5
Primary Aluminum (pounds, in millions)	121.7	60.2

Sales in the year ended December 31, 2010 were $1,294.9 million compared to $769.9 million in the year ended December 31, 2009, an increase of 68.2%.
Sales to external customers from our Primary Aluminum segment increased 70.8% to $495.9 million in the year ended December 31, 2010 from $290.4 million in the year ended December 31, 2009, driven primarily by the increase in LME prices, higher volumes of value-added shipments related to increased end-market demand and higher sow volumes related to the New Madrid power outage in the prior year.

•	A 28.4% increase in realized MWTP increased external Primary Aluminum segment revenue by $80.0 million in the year ended December 31, 2010 compared to the year ended December 31, 2009.

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

•	Revenues in the Primary Aluminum segment for the year ended December 31, 2009 included $14.2 million related to quantities of excess alumina shipped to external customers from our New Madrid smelter.
Sales to our external customers in our Flat-Rolled Products segment increased 27.6% to $521.3 million during the year ended December 31, 2010 from $408.4 million in the year ended December 31, 2009, primarily due to the increase in LME prices, as well as higher shipments to external customers.

•	Rising LME prices contributed $63.9 million to the sales increase. Fabrication premiums were relatively unchanged.

•	Higher shipment volumes increased revenues by $49.0 million. Shipment volumes from our Flat-Rolled Products segment increased 12.0% to 346.4 million pounds primarily due to higher end-market demand.
Sales to external customers from our Alumina and Bauxite segments for the year ended December 31, 2010 were $222.8 million and $54.9 million, respectively. A comparison to 2009 is not meaningful, as we only wholly-owned the Alumina and Bauxite segments for four months during 2009.
Cost of sales
Cost of sales for the year ended December 31, 2010 was $1,112.4 million compared to $779.5 million in the year ended December 31, 2009. The increase in cost of sales is mainly the result of higher shipment volumes in the Primary Aluminum and Flat-Rolled Products segments, as well as the increase in LME prices, reflected in the pass-through nature of the Flat-Rolled Products segment.

•
Total cost of sales in the Primary Aluminum segment increased to $550.1 million in the year ended December 31, 2010 from $384.6 million in the year December 31, 2009. The increase relates to several factors, including the increase in total shipments of primary aluminum as referenced in the discussion of sales, offset by (i) decreased depreciation expense related to certain fixed assets which became fully depreciated in the year ended December 31, 2009, and (ii) a significant reduction in our Net Cash Cost of $0.70 per pound in the year ended December 31, 2010, compared to $0.77 per pound in the year ended December 31, 2009. This decrease in Net Cash Cost reflects efficiencies gained from bringing the smelter back to full capacity during the year ended December 31, 2010, as well as reduced raw materials inputs.

•
Flat-Rolled Products segment cost of sales increased to $485.0 million in the year ended December 31, 2010 from $369.0 million in the year ended December 31, 2009. The increase related principally to the increase in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.

•
Cost of sales in the Bauxite and Alumina segments, before the effects of intercompany eliminations, totaled $94.0 million and $315.8 million, respectively during the year ended December 31, 2010 compared to $32.9 million and $91.1 million, respectively, during the year ended December 31, 2009. We became sole owner of these two segments on August 31, 2009. Cost of sales in the Alumina segment for the year ended December 31, 2010 reflects a $4.5 million favorable cumulative impact of negotiations to reduce our maintenance obligations for ships transporting bauxite to Gramercy from St. Ann.

Selling, general and administrative expenses
Selling, general and administrative expenses in the year ended December 31, 2010 were $115.0 million compared to $76.0 million in the year ended December 31, 2009. This change reflects (i) $17.4 million of increased costs from the inclusion of St. Ann and Gramercy since the Joint Venture Transaction, (ii) $7.6 million of costs related to our workforce and contract mining restructuring plans, (iii) $11.5 million in increased fees related primarily to the termination of the Apollo management agreement, (iv) $4.3 million in increased stock compensation costs, primarily associated with accelerated vesting in connection with the IPO, and (v) $5.5 million of increased consulting costs and professional fees, which were primarily transaction-related legal fees. The cost increases were partially offset by CORE productivity savings and $3.3 million of reduced losses on fixed asset disposals.

Goodwill and other intangible asset impairment
No goodwill impairment was recorded during the year ended December 31, 2010. We recorded $108.0 million of goodwill and other intangible asset impairments related to our Flat-Rolled Products segment in the year ended December 31, 2009.
Excess insurance proceeds
We reached an insurance settlement with our primary insurance carrier in the year ended December 31, 2009. The settlement proceeds of $67.5 million were allocated to cost of sales and selling, general and administrative expenses to the extent losses were realized and eligible for recovery under our insurance policies. The line item titled "Excess insurance proceeds" reflects the residual after applying the total proceeds recognized against losses incurred through September 30, 2009. This amount is not intended to represent a gain on the insurance claim, but only a timing difference between proceeds recognized and claim related costs incurred.
Operating income (loss)
Operating income in the year ended December 31, 2010 was $67.5 million compared to a loss of $150.1 million in the year ended December 31, 2009. The increase in operating income relates to sales margin improvements of $192.9 million, offset in part by $39.0 million increase in selling, general and administrative expenses discussed previously.
Sales margin was income of $182.5 million for the year ended December 31, 2010 compared to a loss of $10.4 million for the year ended December 31, 2009. This increase resulted from the impact of a 28.4% increase in realized MWTP, coupled with efficiencies gained in bringing the smelter back to full production.
Interest expense, net
Interest expense in the year ended December 31, 2010 was $31.1 million compared to $53.5 million in the year ended December 31, 2009, a decrease of $22.4 million. During the year ended December 31, 2010 we used net proceeds from our completed IPO, our follow-on offering, proceeds from the termination of fixed price aluminum swaps and available cash balances to repay $249.9 million and $215.9 million of aggregate principal balances on the 2007 Term B Loan and 2007 Revolver, respectively, and to repurchase $66.3 million and $20.6 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. The $22.4 million decrease in interest expense is primarily a result of these lower average debt balances.
Gain on hedging activities, net
Gain on hedging activities was $65.6 million in the year ended December 31, 2010 compared to $111.8 million in the year ended December 31, 2009. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in 2010 were $82.1 million, compared to $172.3 million in the year ended December 31, 2009. Of this amount in 2009, $77.8 million was reclassified into earnings related to the January 2009 re-designation of our then remaining fixed price aluminum swaps because it was probable that the original forecasted transactions would not occur.
Gain on debt repurchase
During the year ended December 31, 2010 we used net proceeds from our completed IPO, our December 2010 follow-on public offering, available cash balances and proceeds from the termination of fixed price aluminum swaps to repay $249.9 million and $215.9 million of aggregate principal balances on the 2007 Term B Loan and 2007 Revolver, respectively, and to repurchase $66.3 million and $20.6 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. The 2010 debt repurchases resulted in a $0.1 million net loss. During the year ended December 31, 2009, we repurchased $161.9 million and $194.5 million aggregate principal balance of our HoldCo and AcquisitionCo notes, respectively, at discounts to face value and repaid $65.4 million and $9.1 million of outstanding principal balance on the 2007 Term B Loan and 2007 Revolver borrowings, respectively. The 2009 debt repurchases resulted in a $211.2 million net gain.
Income before income taxes
Income before income taxes was $101.9 million in the year ended December 31, 2010 compared to $160.0 million in the year ended December 31, 2009. The special items outlined below significantly impacted the comparability of our pre‑tax income (in millions):

	Year ended December 31,
	2010	2009
	$	$
Increase (decrease) to income before income taxes for special items:
Insurance recoveries in excess of costs and losses	—	43.5
Management agreement termination	(12.5)	—
Modification of stock options	(3.2)	—
Other transaction related legal costs	(5.5)	—
Restructuring	(7.6)	—
Gain (loss) on debt repurchases	(0.1)	211.2
Gain on business combination	—	120.3
Joint venture impairment	—	(80.3)
Executive separation agreement	(3.3)	—
Goodwill and other intangible asset impairment	—	(108.0)
Gain on hedging activities	65.6	111.8
Total	33.4	298.5
Income tax expense
Income tax expense was $35.0 million in the year ended December 31, 2010 compared to $58.6 million in the year ended December 31, 2009. The effective tax rate was 34.3% for 2010 and 36.6% for 2009.
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
Net income
Net income was $66.9 million in the year ended December 31, 2010 compared to $101.4 million in the year ended December 31, 2009. The decrease in net income resulted from the net effects of (i) reductions in other income, specifically, a $46.2 million reduction in gains on hedging activities, a $211.3 million reduction in gains on debt repurchases and the prior year $120.3 million gain on business combination, offset by (ii) favorable impacts of $217.6 million of increased operating income, $80.3 million of prior year impairment losses on our investment in affiliates and $46.0 million in reduced interest and income tax expenses.
Year ended December 31, 2010 compared to year ended December 31, 2009 discussion of segment results.
Primary Aluminum. Segment profit in the year ended December 31, 2010 was $112.2 million compared to segment profit of $4.9 million in the year ended December 31, 2009. Segment profit in the year ended December 31, 2010 reflects increases in LME prices, higher volumes of value-added shipments related to increased end-market demand and lower Net Cash Cost. The year ended December 31, 2009 segment results reflect the negative impact from the power outage, as average pots in operation were only approximately 58%.
Flat-Rolled Products. Segment profit in the year ended December 31, 2010 was $50.0 million, compared to $35.1 million in the year ended December 31, 2009. Shipment volumes from our Flat-Rolled Products segment increased 12.0% to 346.4 million pounds primarily due to higher end-market demand along with increased efficiencies associated with higher production.
Corporate. Corporate costs in the year ended December 31, 2010 were $26.9 million, compared to $28.4 million in the year ended December 31, 2009 due to variability in legal and consulting fees.
Bauxite and Alumina. Segment profit for the Bauxite segment in the year ended December 31, 2010 was $23.8 million, compared to $12.3 million in the year ended December 31, 2009. Segment profit for the Alumina segment in the year ended December 31, 2010 was $61.9 million, compared to segment loss of $2.3 million in the year ended December 31, 2009. A comparison of the year ended December 31, 2010 to the year ended December 31, 2009 for our Bauxite and Alumina segments is not meaningful, as we only wholly-owned the bauxite mining operations and the alumina refinery for four months in the year ended December 31, 2009.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our 2012 Revolver.

•	In 2011, we generated $140.6 million of cash flow from operating activities.

•	At December 31, 2011, we had $42.7 million of cash and cash equivalents.

•
On February 29, 2012 we refinanced our 2007 Senior Secured Credit Facilities and entered into the 2012 Senior Secured Credit Facilities consisting of the 2012 Term B Loan ($325.0 million) and the 2012 Revolver (up to $250.0 million.) We refer to this transaction as the "2012 Refinancing." This refinancing transaction resulted in a $246.8 million increase in our outstanding indebtedness.

•	After the 2012 Refinancing, we have $325.0 million outstanding under the 2012 Term B Loan.

◦	In connection with the 2012 Refinancing, we repaid the remaining $78.2 million balance of the 2007 Term B Loan.

◦	On February 29, 2012, we announced the declaration of a supplemental dividend of $1.25 per share, expected to result in $88 million of aggregate cash payments during March 2012.

◦
On March 8, 2012, pursuant to a "Dutch Auction" tender offer, the aggregate principal amount of AcquisitionCo Notes outstanding was decreased by $75.0 million to $275.3 million (the 2012 Tender Offer.")

◦	We expect the net effect of the 2012 Refinancing, the supplemental dividend, and the 2012 Tender Offer, net of related fees and expenses, to increase our cash balance by approximately $73 million.

•	Immediately upon the completion of the 2012 Refinancing, the 2012 Revolver was undrawn, and our borrowing base under the 2012 Revolver was $137.7 million, less $29.4 million of letters of credit.
In addition to financing the working capital needs of our business, our primary continuing liquidity requirements are to (i) fund capital expenditures and acquisitions, (ii) meet debt service obligations and (iii) pay dividends.

•
We expect total capital expenditures to be approximately $75 million to $82 million in 2012. We expect spending on sustaining capital projects to range from $65 million to $70 million in 2012. We expect 2012 spending for growth capital projects to range from $10 million to $12 million, primarily related to our capacity expansion project in New Madrid, as well as approximately $2 million related to the engineering phases of two potential growth projects which require Board authorization to proceed.

•
As of December 31, 2011, our total indebtedness was $428.5 million, and following the execution of the 2012 Refinancing and the 2012 Tender Offer, our total indebtedness was $600.3 million. Based on the amount of indebtedness outstanding and interest rates immediately following the 2012 Refinancing and the 2012 Tender Offer, our annualized cash interest expense would be approximately $33.3 million. This amount represents interest expense on floating-rate obligations and is subject to increase in the event interest rates rise.

•
In November 2011, we announced the initiation of a regular quarterly $0.03 per share dividend. In February 2012, our Board increased the regular quarterly dividend to $0.04 per share. Our Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in our financial condition and cash needs could result in dividends being declared in different amounts, or not at all.

In November 2011, we also announced that our Board had declared a $1.00 per share supplemental dividend, to be paid from existing cash balances. We believe such a supplemental dividend was appropriate based on our current cash position and careful evaluation of our near and intermediate term liquidity needs and other considerations. In February 2012, our Board declared a $1.25 per share supplemental dividend, to be paid as part of the use of proceeds from the 2012 Refinancing. Despite the payment of these two supplemental dividends over a relatively short span of time, there is no assurance that supplemental dividends will be paid in the future.
Based on our current level of operations, we believe the combination of cash flow from operations and available cash will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness, to pay dividends or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Discussion of certain historical cash flow information for the years ended December 31, 2011 and 2010
The following table sets forth consolidated cash flow information for the periods indicated (in millions):

	Year ended December 31,
	2011	2010
	$	$
Cash provided by operating activities	140.6	270.9
Cash used in investing activities	(62.0)	(61.1)
Cash used in financing activities	(69.7)	(343.2)
Change in cash and cash equivalents	8.9	(133.4)
Operating activities
Operating activities generated $140.6 million of cash in the year ended December 31, 2011 compared to $270.9 million in the year ended December 31, 2010. Cash provided by operating activities in 2010 included $164.6 million of cash settlements related to fixed-price aluminum hedges.

In 2011, we produced $235.8 million of Adjusted EBITDA, comprising $261.9 million of total segment profit less $26.1 million of cash payments on natural gas hedges. (Adjusted EBITDA is defined and discussed under the following "Covenant Compliance and Financial Ratios" section.) During 2011, we made $43.6 million of pension funding, interest and other payments and $82.8 million of income tax payments, offset by $31.2 million provided by operating working capital.
Investing activities
Capital expenditures were $64.6 million in the year ended December 31, 2011 and $61.3 million in the year ended December 31, 2010. Property, plant and equipment accrued in accounts payable and not yet paid were $8.7 million for the year ended December 31, 2011 and are not reflected as capital expenditures in the accompanying consolidated statements of cash flows.
During late 2010, we re-launched a project to expand the aluminum production capacity at our New Madrid smelter at a remaining cost of $38 million. (That project had been suspended during the 2008-2009 economic downturn.) Once complete, we expect this project to increase the smelter's annual metal production by approximately 35 million pounds through a combination of additional rectifiers and upgraded equipment allowing for increased amperage of electricity and more efficient utilization.
We expect to see incremental capacity increases coming on-line beginning in 2013 and to be completed in 2014. Since re-launching the project, we have spent $7.7 million. We anticipate the remaining capital spending to be incurred primarily in 2012 and 2013.
During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011. For subsequent periods, Noranda AcquisitionCo is required to pay all interest in cash. During the year ended December 31, 2010, we issued a total of $18.0 million AcquisitionCo Notes and $2.3 million HoldCo Notes as payment-in-kind for interest due.
Financing activities
On November 1, 2011, the Board declared a regular quarterly cash dividend of $0.03 per share on our outstanding shares of common stock. In addition, on November 1, 2011, the Board declared a supplemental cash dividend of $1.00 per share on our outstanding common stock. The regular and supplemental dividends were paid on November 22, 2011 to shareholders of record as of the close of business on November 14, 2011.
Cash payments related to the November 2011 regular and supplemental dividends totaled approximately $71.1 million in aggregate, comprising $69.3 million of dividends on outstanding shares of common stock and $1.8 million of cash payments to holders of stock options. We paid these amounts entirely from available cash balances.
On February 15, 2012, the Board declared a regular quarterly dividend of $0.04 per share to be paid on March 21, 2012 to shareholders of record as of February 27, 2012. The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in the Company's financial condition and cash needs could result in dividends being declared in different amounts, or not at all.
On February 29, 2012, the Board declared a supplemental dividend of $1.25 per share to be paid on March 19, 2012 to shareholders of record as of March 12, 2012.  Cash payments related to the supplemental dividend will total approximately $88.0 million in aggregate.  We expect to pay these amounts from the net proceeds from the 2012 Refinancing discussed above.
Discussion of certain historical cash flow information for the years ended December 31, 2010 and 2009
The following table sets forth certain historical condensed consolidated financial information for the years ended 2010 and 2009 (in millions):

	Year ended December 31,
	2010	2009
	$	$
Cash provided by operating activities	270.9	220.5
Cash used in investing activities	(61.1)	(24.0)
Cash provided by (used in) financing activities	(343.2)	(214.0)
Change in cash and cash equivalents	(133.4)	(17.5)
Operating activities
Cash provided by operating activities in the year ended December 31, 2010 reflected $164.6 million of proceeds from hedge terminations under our hedge settlement agreement with Merrill Lynch, offset by $36.7 million from increases in working capital due to the increased level of volume and the smelter becoming fully operational.
We contributed $21.3 million and $25.3 million to our pension/OPEB plans in 2010 and 2009, respectively. Additionally, in 2010 we made a $10.0 million tax prepayment in connection with the finalization of the GOJ agreement.
Investing activities
Capital expenditures amounted to $61.3 million in the year ended December 31, 2010 and $46.7 million in the year ended

December 31, 2009.

•
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $6.3 million for the year ended December 31, 2010 and are not reflected as capital expenditures on the statements of cash flows.

•
During the global economic contraction, we reduced our capital expenditures to critical maintenance activities and costs associated with bringing the smelter back to full capacity. Of our capital spending in the year ended December 31, 2010, $11.5 million was related to the New Madrid restart, all of which was funded with insurance proceeds.

•	During 2010, we invested $1.2 million toward the New Madrid smelter expansion and $2.0 million on the port expansion at our Jamaican Bauxite mine.

•	Excluding these two growth projects, our capital spending totaled $58.0 million for 2010.
Financing activities
During the year ended December 31, 2010, our financing cash flows mainly reflected debt reduction and issuance of common stock. Through December 31, 2010 we used available cash balances, $206.0 million of proceeds from issuance of common stock and $164.6 million of proceeds from our remaining hedge terminations to repay $249.9 million of 2007 Term B Loan borrowings and to repurchase $66.3 million principal balance of our HoldCo Notes and $20.6 million principal balance of our AcquisitionCo Notes for an aggregate reacquisition price of $333.4 million. We also repaid $215.9 million of our 2007 Revolver at face value.
In 2010, we issued a total of $18.0 million and $2.3 million in AcquisitionCo Notes and HoldCo Notes, respectively, as payment for PIK interest. In 2009, we issued a total of $28.5 million AcquisitionCo Notes and $6.0 million HoldCo Notes as payment for PIK interest.
Description of Certain Indebtedness
We summarize below the principal terms of the agreements that govern the senior secured credit facilities as well as our Notes. This summary is not a complete description of all of the terms of the relevant agreements. Copies of the senior secured credit facilities and the indentures governing the Notes have been filed with the SEC.
2012 Senior Secured Credit Facilities
On February 29, 2012, Noranda AcquisitionCo entered into the following senior secured credit facilities:

•	a term B loan that matures February 2019 (or earlier, as described below) with an original principal amount of $325.0 million (the "2012 Term B Loan"); and

•
a $250.0 million asset-backed revolving credit facility that matures in February 2017 (or earlier, as described below), which includes borrowing capacity available for letters of credit and for borrowing on same-day notice (the "2012 Revolver").

2012 Term B Loan
The 2012 Term B Loan provides for an initial borrowing of $325.0 million. The 2012 Term B Loan also permits Noranda AcquisitionCo to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $100.0 million and (2) an amount such that, after giving effect to such incremental borrowing, Noranda AcquisitionCo will be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such borrowings.
Obligations of Noranda AcquisitionCo under the 2012 Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo's wholly-owned existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions. NHB Capital LLC ("NHB"), in which we have a 100% ownership interest, is the only unrestricted subsidiary and the only domestic subsidiary that had not guaranteed these obligations. Noranda AcquisitionCo and its subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests shall be second priority with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.
All outstanding principal and interest under the 2012 Term B Loan will be due and payable on the earlier of (i) February 28, 2019 and (ii) 91 days prior to the maturity of the AcquisitionCo Notes, if more than $100.0 million of the principal amount of the AcquisitionCo Notes remains outstanding on such date. The 2012 Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable quarterly, with the balance due on the maturity date.
Noranda AcquisitionCo may prepay amounts outstanding under the 2012 Term B Loan at any time. If such prepayment is made on or prior to the first anniversary of the date of the 2012 Term B Loan as a result of certain refinancing or repricing transactions, Noranda AcquisitionCo shall be required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. Subject to certain exceptions, the 2012 Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of excess cash flow, which percentage is based upon Noranda AcquisitionCo's total net senior secured leverage ratio.
Borrowings under the 2012 Term B Loan bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner (provided such base rate shall not be less than 2.25%) or (b) an adjusted eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate shall not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The 2012 Term B Loan contains certain customary affirmative and negative covenants, restrictions and events of default.
2012 Revolver
Subject to certain exceptions, maximum availability under the 2012 Revolver is equal to the lesser of (1) $250.0 million and (2) a borrowing base ordinarily equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (A) 80% of the lesser of the original cost or market value of eligible inventory and (B) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves; provided that, until delivery of an initial inventory appraisal and field examination, the borrowing base shall be equal to the sum of (x) 65% of the net book value of the borrowers' consolidated accounts receivable and (y) 40% of the net book value of the borrowers' consolidated inventory. Subject to such limitation, the borrowers may request the issuance of letters of credit, up to an aggregate amount available to be drawn of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the 2012 Revolver. The 2012 Revolver also permits Noranda AcquisitionCo to incur incremental commitments thereunder in an aggregate principal amount of up to $100.0 million. Incremental commitments are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such commitments.
Obligations of the borrowers under the 2012 Revolver are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions. NHB is the only unrestricted subsidiary and the only domestic subsidiary that had not guaranteed these obligations. Noranda AcquisitionCo and its subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests shall be first priority with respect to accounts receivable, inventory and certain related assets and second priority with respect to all other pledged assets.
All outstanding principal and interest under the 2012 Revolver will be due and payable on the earlier of (1) February 28, 2017 and (2) 91 days prior to the maturity of the AcquisitionCo Notes, if more than $100.0 million of the principal amount of the AcquisitionCo Notes remains outstanding on such date. Noranda AcquisitionCo may prepay amounts, and/or terminate commitments, outstanding under the 2012 Revolver at any time without penalty or premium.
Borrowings under the 2012 Revolver bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin is determined based on Noranda AcquisitionCo's average quarterly excess availability under the 2012 Revolver. The initial applicable margin is 0.75% per annum with respect to base rate borrowings and 1.75% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.
The 2012 Revolver contains certain customary affirmative and negative covenants, restrictions and events of default. If availability under the 2012 Revolver is less than certain minimum threshold amounts, Noranda AcquisitionCo must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00.
At closing, there was no outstanding balance under the 2012 Revolver and approximately $29,400,000.0 million in letters of credit outstanding thereunder.
Certain covenants
Certain covenants contained in our debt agreements governing our 2007 and 2012 Senior Secured Credit Facilities and the indentures governing our Notes restrict our ability to take certain actions if we are unable to meet certain ratios of Adjusted EBITDA to fixed charges and Net Debt, Senior Secured Net Debt and Senior First Lien Secured Net Debt to Adjusted EBITDA. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. We met all financial ratio thresholds as of December 31, 2011. In addition to the restrictive covenants described above, upon the occurrence of certain events, such as a change of control, our debt agreements could require that we repay or refinance our indebtedness.
2007 Senior Secured Credit Facilities
Prior to the 2012 Refinancing, Noranda AcquisitionCo was a party to senior secured credit facilities, as follows:

•	a term B loan that matured May 2014 with an original principal amount of $500.0 million, of which $78.2 million remained outstanding as of December 31, 2011 (the "2007 Term B Loan"); and

•
a $250.0 million revolving credit facility that matured in May 2013, which included borrowing capacity available for letters of credit and for borrowing on same-day notice (the "2007 Revolver"). We had no outstanding balance under the revolving credit facility at December 31, 2011. As a result of the revolving credit facility repurchase in 2009, our maximum borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. As of December 31, 2011, we had $213.3 million available for borrowing, which is net of $29.4 million outstanding letters of credit.

The 2007 Senior Secured Credit Facilities were guaranteed by us and by all of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo not designated as "unrestricted" under the senior secured credit facilities. These guarantees were full and unconditional. NHB Capital LLC ("NHB"), in which we have a 100% ownership interest, is the only unrestricted subsidiary and the only domestic subsidiary that had not guaranteed these obligations. The 2007 Senior Secured Credit Facilities were secured by first priority pledges of all of the equity interests in Noranda AcquisitionCo and all of the equity interests in each of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo other than subsidiaries of unrestricted subsidiaries. The 2007 Senior Secured Credit Facilities were also secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo, as well as those of each of our existing and future direct and indirect wholly owned domestic subsidiaries that guaranteed the 2007 Senior Secured Credit Facilities.
2007 Term B Loan
Interest on the loan was based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (1.75% over LIBOR at December 31, 2011) that depended upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA (in each case as defined in the credit agreement governing the 2007 Term B Loan). The interest rate at December 31, 2011 was 2.05%. Interest on the 2007 Term B Loan was payable no less frequently than every six months.
Noranda AcquisitionCo was required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of our Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the 2007 Term B Loan) within 95 days after the end of each fiscal year. The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the 2007 Term B Loan was able to be reduced from 50% to either 25% or based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the 2007 Term B Loan) or the principal amount of 2007 Term B Loan that had been repaid. During 2011, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement. The payment due in 2012 would have been $24.2 million; however this amount was repaid in connection with the 2012 Refinancing.
2007 Revolver
Interest on the 2007 Revolver was based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (1.75% over LIBOR at December 31, 2011) that depended upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA (in each case as defined in the applicable credit facility) and was payable at least quarterly.
In addition to paying interest on outstanding principal under the 2007 Revolver, Noranda AcquisitionCo was required to pay:

•
a commitment fee to the lenders under the 2007 Revolver in respect of unutilized commitments at a rate equal to 0.5% per annum subject to step down if certain financial thresholds were met, 0.38% at December 31, 2011; and

•
additional fees related to outstanding letters of credit under the 2007 Revolver at a rate equal to the margin applicable to loans under the 2007 Revolver of 2.0% per annum, subject to step down if certain financial thresholds were met, 1.75% per annum at December 31, 2011.

Noranda AcquisitionCo Notes
On May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015. The AcquisitionCo Notes mature on May 15, 2015. Through May 15, 2011, Noranda AcquisitionCo was permitted to elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes by paying interest entirely in kind ("PIK interest") or (iii) 50% in cash and 50% in AcquisitionCo PIK Notes interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually. The interest rate at December 31, 2011 was 4.66%.
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
In 2011 and 2010, we issued the following amounts of AcquisitionCo Notes as AcquisitionCo PIK interest due (in millions):

AcquisitionCo Notes issued as PIK interest
$
May 15, 2011	8.9
November 15, 2010	8.9
May 15, 2010	9.1
If the AcquisitionCo Notes would otherwise constitute applicable high yield discount obligations ("AHYDO") within the meaning of applicable U.S. federal income tax law, Noranda AcquisitionCo will be required to make mandatory principal redemption payments in cash at such times and in such amounts as is necessary to prevent the AcquisitionCo Notes from being treated as an AHYDO.
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
As of December 31, 2011, we had $350.3 million in principal amount of AcquisitionCo Notes outstanding.
2012 Tender Offer
Pursuant to an Offer to Purchase for Cash, on February 21, 2012, Noranda AcquisitionCo launched a modified “Dutch Auction” tender offer (the "2012 Tender Offer") for up to $75.0 million of its outstanding AcquisitionCo Notes. Noranda AcquisitionCo received tenders prior to 5:00 p.m., New York City time, on March 7, 2012 (the "Early Tender Date"). As the aggregate principal amount of AcquisitionCo Notes tendered prior to the Early Tender Date exceeded $75.0 million, $75.0 million in principal amount of AcquisitionCo Notes were accepted for payment by Noranda AcquisitionCo. Noranda AcquisitionCo paid a total of $75.2 million in principal, interest and fees on March 8, 2012 in connection with the 2012 Tender Offer. As a result of the 2012 Tender Offer, the aggregate principal amount of AcquisitionCo Notes outstanding was decreased by $75.0 million to $275.3 million as of March 8, 2012.
Noranda HoldCo Notes
On June 7, 2007, Noranda HoldCo issued senior floating rate notes due 2014 in aggregate principal amount of $220.0 million, with a discount of 1.0% of the principal amount. While the HoldCo Notes were outstanding, Noranda HoldCo had the option to pay interest: (i) entirely in cash, (ii) in HoldCo Notes PIK interest or (iii) 50% in cash and 50.0% in HoldCo Notes PIK interest. On May 15, 2010, we issued $2.3 million of HoldCo Notes as HoldCo PIK interest due.
During second quarter 2010, we used a portion of the proceeds from our IPO to repurchase and retire all outstanding HoldCo Notes.

Covenant compliance and financial ratios
Upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. In addition, certain covenants contained in our debt agreements restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends and making other restricted payments, prepaying subordinated indebtedness, engaging in mergers, acquisitions and certain other investments and selling assets and retaining the proceeds from such sales) unless we meet certain standards in respect of certain financial ratios, including the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges during the same period (the "fixed-charge coverage ratio") or the ratio of our senior first-lien secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate, under certain of our debt obligations, with reference to our Adjusted EBITDA or our net income, on a quarterly basis. We met all financial ratio thresholds as of December 31, 2011.
Certain of the minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

	Financial ratio relevant to covenants	Covenant threshold	As of December 31,
			2011	2010
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 (1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	8.9 to 1	6.3 to 1
2012 Term B Loan and 2012 Revolver (2)	Total Net Senior First Lien Secured Leverage Ratio	Maximum 2.25 to 1.0	0.9 to 1	1.0 to 1

(1)
For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended December 31, 2011 and December 31, 2010 were $26.5 million and $36.1 million, respectively.

(2)
As used in calculating this ratio, "senior first-lien secured net debt" means the amount outstanding under our 2012 Term B Loan and 2012 Revolver immediately following the 2012 Refinancing and any debt secured by a first priority lien on assets of Noranda AcquisitionCo and/or any of its subsidiaries, less "unrestricted cash" and "permitted investments" (as defined under our 2012 Senior Secured Credit Facilities) up to a cap of $100 million. The ratios presented are assuming the 2012 Refinancing had been in place as of December 31, 2011 and December 31, 2010. Under this assumption, at December 31, 2011 senior first lien secured debt was $325.0 million and unrestricted cash and permitted investments were capped at $100.0 million (including the approximate $73.0 million increase in cash immediately following the 2012 Refinancing and 2012 Tender Offer), resulting in senior first lien secured net debt of $225.0 million.   Also, under this assumption, at December 31, 2010 senior secured debt was $325.0 million and unrestricted cash and permitted investments were equal to $99.5 million (including the approximate $73.0 million increase in cash immediately following the 2012 Refinancing and 2012 Tender Offer), resulting in senior secured net debt of $225.5 million.

Our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default, except that, if availability under the 2012 Revolver is less than certain minimum threshold amounts, Noranda AcquisitionCo must maintain a minimum fixed charge coverage ratio, as defined under our 2012 Revolver, of not less than 1.0 to 1.0.
Management uses "Adjusted EBITDA" as a liquidity measure in respect of the fixed-charge coverage ratio and the net senior secured leverage ratio, as defined in the AcquisitionCo Notes and our 2012 Term B Loan. As used herein, Adjusted EBITDA means net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate certain non-cash expenses, restructuring charges, related party management fees, charges resulting from purchase accounting and other specified items of income or expense as outlined below (in millions):

	Twelve months ended December 31,
	2011	2010	2009
	$	$	$
Adjusted EBITDA	235.8	226.1	98.3
Last in, first out and lower of cost or market inventory adjustments(a)	(12.6)	(4.1)	15.4
Loss on disposal of assets	(3.3)	(4.0)	(7.3)
Non‑cash pension, accretion and stock compensation	(12.4)	(14.9)	(10.8)
Restructuring, relocation and severance	(2.9)	(11.9)	(2.8)
Consulting and sponsor fees	(2.3)	(18.9)	(5.8)
Interest rate swaps	(4.6)	(11.0)	(11.9)
Gain (loss) on debt repurchases	—	(0.1)	211.2
New Madrid power outage(b)	—	—	30.6
Charges and fees related to hedge terminations	—	(9.0)	(17.9)
Non-cash derivative gains and losses(c)(d)	117.0	73.2	86.1
Goodwill and other intangible asset impairment	—	—	(108.0)
Joint venture impairment	—	—	(80.3)
Gain on business combination	—	—	120.3
Joint venture EBITDA(e)	—	—	(8.0)
Purchase accounting and other(f)	(9.2)	6.3	(9.0)
Depreciation and amortization	(97.7)	(98.7)	(86.6)
Interest expense, net	(21.5)	(31.1)	(53.5)
Income tax expense	(45.4)	(35.0)	(58.6)
Net income	140.9	66.9	101.4
Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income, income from continuing operations, operating income or any other performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA excludes certain tax payments that may represent a reduction in cash available to us; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness. Adjusted EBITDA also includes incremental stand‑alone costs and adds back non‑cash hedging gains and losses, and certain other non‑cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider our Adjusted EBITDA as an alternative to operating or net income, determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Twelve months ended December 31,
	2011	2010	2009
	$	$	$
Adjusted EBITDA	235.8	226.1	98.3
Settlements from hedge terminations, net	—	164.6	120.8
Stock compensation expense	5.3	5.9	1.5
Changes in other assets	(6.7)	(10.0)	0.9
Changes in pension, other post-retirement liabilities and other long-term liabilities	(14.3)	(0.6)	(2.9)
Changes in current operating asset and liabilities	30.8	(36.7)	38.6
Changes in current income taxes	(70.5)	(20.2)	(0.9)
Changes in accrued interest	(9.8)	(7.4)	(12.1)
Non‑cash pension, accretion and stock compensation	(12.4)	(14.9)	(10.8)
Restructuring, relocation and severance	(2.9)	(11.9)	(2.8)
Consulting and sponsor fees	(2.3)	(18.9)	(5.8)
Interest rate swaps	(4.6)	(11.0)	(11.9)
New Madrid power outage(b)	—	—	30.6
Insurance proceeds applied to capital expenditures
Insurance proceeds applied to depreciation expense and loss on disposal of assets	—	—	8.8
Joint venture EBITDA(e)	—	—	(8.0)
Equity in net income of investment in affiliates
Purchase accounting and other(f)	(7.8)	5.9	(11.6)
Cash flow from operating activities	140.6	270.9	232.7

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

(c)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non‑cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/paid (in millions):

	Twelve months ended December 31,
	2011	2010	2009
	$	$	$
Fixed priced aluminum swaps	—	(24.2)	(93.1)
Variable price aluminum offset swaps and other	(0.1)	(2.5)	23.8
Natural gas swaps	26.1	23.3	31.8
Interest rate swaps	4.6	11.0	11.9
Total	30.6	7.6	(25.6)
The previous table presents fixed price aluminum swap cash settlement amounts net of early termination discounts totaling $17.9 million in 2009 and $9.0 million in 2010.

(d)
During third quarter 2010, we concluded that certain non‑cash hedge gains should be excluded for purposes of calculating Adjusted EBITDA under the credit agreement governing our 2007 Senior Secured Credit Facilities. As such, we excluded from the calculation of Adjusted EBITDA hedge gains totaling $53.6 million for the year ended December 31, 2010.

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

December 31,
2009
$
Depreciation and amortization	8.7
Net tax expense	(0.7)
Interest income	—
Total joint venture EBITDA adjustments	8.0

(f)
Represents impact from inventory step-up and other adjustments arising from adjusting assets acquired and liabilities assumed in the Joint Venture Transaction to their fair values as well as other immaterial non‑recurring items.

Contractual Obligations and Contingencies
Our contractual obligations as of December 31, 2011 (in millions) were:

	Total	2012	2013	2014	2015	2016	Thereafter
	$	$	$	$	$	$	$
Operating activities:
Operating lease commitments	6.0	2.0	1.1	0.7	0.7	0.8	0.7
Power contract	4.0	0.5	0.5	0.5	0.5	0.5	1.5
Other purchases	0.5	0.5	—	—	—	—	—
Asset retirement obligations	16.2	2.3	2.0	2.0	2.0	2.0	5.9
Environmental remediation obligations	4.1	1.9	0.9	—	—	—	1.3
Land obligation	13.2	4.3	4.4	4.5	—	—	—
Reclamation obligation	4.6	2.8	0.9	0.9	—	—	—
Pension and OPEB benefit payments	237.1	18.7	19.8	20.7	21.8	22.7	133.4
Investing activities:
Capital expenditures	14.5	14.5	—	—	—	—	—
Financing activities:
Total debt	428.5	2.4		75.8	350.3
Interest	58.7	17.9	17.9	16.9	6.0
Total	787.4	67.8	47.5	122.0	381.3	26.0	142.8
Obligations for operating activities
We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities. We have a long-term power contract at New Madrid and a contract for minimum nitrogen purchases at the rolling mill in Huntingdon. If the nitrogen contract at Huntingdon is cancelled during 2012, we would be obligated to pay a contract termination fee of $1.2 million. Obligations that are legally cancellable without penalty are excluded.
We have other contractual obligations that are reflected in the consolidated financial statements, including asset retirement obligations ("AROs"), environmental remediation, land and reclamation obligations. AROs are stated at the present value of the liability. In the table above, AROs for 2012 include an additional $0.5 million related to failed pots at New Madrid which are recorded in other accrued liabilities in our consolidated balance sheet as of December 31, 2011.
Pension and OPEB expected benefit payments have been included above at amounts estimated annually by our actuaries. To the extent that actual returns on pension fund investments are lower than our estimates, our future requirements to fund those benefit payments could increase to above historical levels. For example, in 2012, we expect to make pension contributions totaling $25.6 million, which is approximately $3.4 million higher than the amounts we contributed to those plans in 2011.
As of December 31, 2011, the noncurrent portion of our income tax liability, including accrued interest and penalties, related to unrecognized tax benefits, was approximately $2.1 million, which is not included in the table above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. We expect cash outlays for income taxes to exceed income tax expense during the next three years as some deferred tax liabilities enter into the determination of current taxable income. For example, in 2012, we expect our cash tax rate to be approximately 42.5% to 44.5%, compare to a U.S. GAAP tax rate of 31.5% to 33.5%. This difference is likely to increase, as debt repurchase gains recognized in 2009 affect taxable income beginning in 2014. See Note 18, "Income Taxes" to our consolidated financial statements for information regarding income taxes.
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
Obligations for investing activities
Capital expenditures which were accrued in accounts payable as of December 31, 2011 of $8.7 million are included above, as these amounts will be paid during 2012. We have also included obligations related to ongoing capital expenditure projects to the extent we have contractual obligations that cannot be cancelled without incurring a penalty.
Obligations for financing activities
Total debt and interest payments in the table above reflect our debt and interest obligations as of December 31, 2011 (based on interest rates as of December 31, 2011) and therefore do not include the impact of the 2012 Refinancing. The 2012 Term B Loan requires AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable quarterly, with the balance due on the maturity date.

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
Commodity Price Risks
See Note 14, "Derivative Financial Instruments" to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a complete description of our derivative activities to address commodity price risks.
Non-performance risk. Our derivatives are recorded at fair value, the measurement of which includes the effect of our non-performance risk for derivatives in a liability position, and of the counterparty for derivatives in an asset position.
Merrill Lynch is the counterparty for a substantial portion of our derivatives. As of December 31, 2011, the fair value of derivatives where Merrill Lynch was counterparty was a $41.0 million liability. As such, in accordance with our master agreement described below, we used our counterparty’s credit adjustment for the fair value adjustment. All of our obligations in respect of derivatives transactions with Merrill Lynch are entitled to the same guarantee and security provisions as the senior secured credit facilities, but we are not required to post additional collateral or cash margin. Our derivatives transactions with Merrill Lynch are governed by an ISDA Master Agreement, a form document produced by the International Swaps and Derivatives Association and widely used by derivatives market participants to establish basic, market-standard background rules to govern substantive economic transactions. The substantive economic terms of swap and derivative transactions, such as our derivative arrangements described herein, are typically agreed to orally and subsequently memorialized in short-form confirmations that are governed by the background provisions of the ISDA Master Agreement. While management may alter our hedging strategies in the future based on our view of actual forecasted prices, there are no plans in place that would require us to post cash under the master agreement with Merrill Lynch.
We have also entered into variable priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements provide for us to establish margin accounts in favor of the broker. These margin account balances are netted in the settlement of swap liability. At December 31, 2011, we had no balance in the margin account.
Financial Risk
Fair values and sensitivity analysis. The following tables show the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges. The risk factor related to the interest rate swap is the interest rate and the risk factor associated with the commodity swaps is the market price associated with the respective commodity.
We issued variable-rate debt to finance the Apollo Acquisition and will be subject to variations in interest rates with respect to our floating-rate debt. As of December 31, 2011, outstanding floating-rate debt was $428.5 million. Based on the amount of indebtedness outstanding and interest rates immediately following the 2012 Refinancing and the 2012 Tender Offer, our total indebtedness was $600.3 million and our estimated annualized cash interest expense is approximately $33.3 million. A 1% increase in the interest rates would increase our annual interest expense by an estimated $6.0 million.
The following table represents our sensitivity summary showing the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges at December 31, 2011:

	Derivative value as of
	December 31, 2011
	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor
	$	$	$
Fixed price aluminum customer contracts	(1.4)	2.0	5.5
Variable price aluminum offset swaps	(0.5)	(7.5)	(14.5)
Natural gas swaps	(31.7)	(33.5)	(36.8)
Total	(33.6)	(39.0)	(45.8)
Material limitations. The disclosures with respect to commodity prices and interest rates do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the hedges may be offset. Actual results will be determined by a number of factors that are not under Noranda’s control and could vary significantly from those factors disclosed. Noranda is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its customers. Although nonperformance is possible, we do not anticipate nonperformance by any of these parties. We believe that our contracts are with credit-worthy counterparties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
NORANDA ALUMINUM HOLDING CORPORATION

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

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
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2011, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, as stated in their report, which is presented on the following page.
/s/ Layle K. Smith
Layle K. Smith
President and Chief Executive Officer
March 12, 2012
/s/ Robert B. Mahoney
Robert B. Mahoney
Chief Financial Officer
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Noranda Aluminum Holding Corporation

We have audited the accompanying consolidated balance sheets of Noranda Aluminum Holding Corporation (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noranda Aluminum Holding Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Noranda Aluminum Holding Corporation

We have audited Noranda Aluminum Holding Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Noranda Aluminum Holding Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Noranda Aluminum Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011 of Noranda Aluminum Holding Corporation and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 12, 2012

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2011	2010
	$	$
ASSETS
Current assets:
Cash and cash equivalents	42.7	33.8
Accounts receivable, net	107.6	131.6
Inventories, net	186.5	201.1
Prepaid expenses	13.3	12.9
Other current assets	41.3	19.2
Total current assets	391.4	398.6
Property, plant and equipment, net	699.8	719.9
Goodwill	137.6	137.6
Other intangible assets, net	67.1	73.0
Other assets	81.6	85.6
Total assets	1,377.5	1,414.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	95.9	85.1
Accrued liabilities	87.3	65.5
Taxes payable	2.6	4.8
Derivative liabilities, net	40.9	23.2
Deferred tax liabilities	35.9	48.5
Current portion of long-term debt	2.4	—
Total current liabilities	265.0	227.1
Long-term debt, net	426.1	419.7
Long-term derivative liabilities, net	0.1	18.4
Pension and other post-retirement benefit ("OPEB") liabilities	175.7	116.0
Other long-term liabilities	46.2	57.9
Long-term deferred tax liabilities	202.8	277.9
Common stock subject to redemption (0.2 shares at December 31, 2011 and 2010)	2.0	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at December 31, 2011 and 2010)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 67.3 shares issued and outstanding at December 31, 2011; 66.8 shares issued and outstanding at December 31, 2010, including 0.2 shares subject to redemption at December 31, 2011 and 2010)	0.7	0.7
Capital in excess of par value	231.9	227.7
Retained earnings (accumulated deficit)	63.4	(8.2)
Accumulated other comprehensive income (loss)	(42.4)	69.5
Total shareholders’ equity	253.6	289.7
Non‑controlling interest	6.0	6.0
Total equity	259.6	295.7
Total liabilities and equity	1,377.5	1,414.7
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year ended December 31,
	2011	2010	2009
	$	$	$
Sales	1,559.8	1,294.9	769.9
Operating costs and expenses:
Cost of sales	1,344.5	1,112.4	779.5
Selling, general and administrative expenses	93.9	115.0	76.0
Goodwill and other intangible asset impairment	—	—	108.0
Excess insurance proceeds	—	—	(43.5)
Total operating costs and expenses	1,438.4	1,227.4	920.0
Operating income (loss)	121.4	67.5	(150.1)
Other (income) expense:
Interest expense, net	21.5	31.1	53.5
Gain on hedging activities, net	(86.4)	(65.6)	(111.8)
Equity in net loss of investments in affiliates	—	—	79.7
(Gain) loss on debt repurchase	—	0.1	(211.2)
Gain on business combination	—	—	(120.3)
Total other income, net	(64.9)	(34.4)	(310.1)
Income before income taxes	186.3	101.9	160.0
Income tax expense	45.4	35.0	58.6
Net income	140.9	66.9	101.4
Net income per common share:
Basic	$2.10	$1.30	$2.33
Diluted	$2.06	$1.27	$2.33
Weighted-average common shares outstanding:
Basic	67.06	51.56	43.53
Diluted	68.35	52.80	43.53
Cash dividends declared per common share	$1.03	$—	$—
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2011	2010	2009
	$	$	$
Net income	140.9	66.9	101.4
Other comprehensive income:
Unrealized net actuarial gain (loss) and prior service cost related to pension and OPEB plans, net of tax (benefit) expense of $(26.6), $(6.5) and $4.1, respectively	(43.8)	(11.9)	6.7
Reclassification of amounts related to pension and OPEB plans realized in net income, net of tax of $2.2, $1.9 and $2.8, respectively	3.8	3.5	4.6
Unrealized gain (loss) on derivatives, net of tax (benefit) expense of $(5.3), $(8.4) and $25.4, respectively	(9.0)	(14.7)	45.1
Reclassification of derivative amounts realized in net income, net of tax (benefit) of $(35.8), $(29.9) and $(62.4), respectively	(62.9)	(52.2)	(109.9)
Total other comprehensive income (loss)	(111.9)	(75.3)	(53.5)
Total comprehensive income	29.0	(8.4)	47.9
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2008	—	0.4	14.4	(176.5)	198.3	—	36.6
Net income	—	—	—	101.4	—	—	101.4
Other comprehensive income (loss)	—	—	—	—	(53.5)	—	(53.5)
Non-controlling interest	—	—	—	—	—	6.0	6.0
Repurchase of common shares	—	—	(0.1)	—	—	—	(0.1)
Issuance of common shares for share-based payment arrangements	—	—	0.3	—	—	—	0.3
Stock compensation expense related to equity-based awards	—	—	1.5	—	—	—	1.5
Balance, December 31, 2009	—	0.4	16.1	(75.1)	144.8	6.0	92.2
Net income	—	—	—	66.9	—	—	66.9
Other comprehensive income (loss)	—	—	—	—	(75.3)	—	(75.3)
Issuance of common shares for equity offerings	—	0.3	205.6	—	—	—	205.9
Issuance of common shares for share-based payment arrangements	—	—	0.1	—	—	—	0.1
Stock compensation expense related to equity-based awards	—	—	5.9	—	—	—	5.9
Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7
Net income	—	—	—	140.9	—	—	140.9
Other comprehensive income (loss)	—	—	—	—	(111.9)	—	(111.9)
Issuance of common shares for share-based payment arrangements	—	—	0.7	—	—	—	0.7
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess tax benefit related to share-based payment arrangements	—	—	0.7	—	—	—	0.7
Dividends to shareholders @ $1.03 per share	—	—	—	(69.3)	—	—	(69.3)
Distribution to optionholders @ $1.00 per option	—	—	(1.8)	—	—	—	(1.8)
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2011	2010	2009
	$	$	$
OPERATING ACTIVITIES
Net income	140.9	66.9	101.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97.7	98.7	93.4
Non-cash interest expense	11.7	23.7	41.4
Last in, first out and lower of cost or market inventory adjustments	12.6	4.1	(15.4)
Loss on disposal of assets	3.3	4.0	9.4
Insurance proceeds applied to capital expenditures	—	—	(11.5)
Goodwill and other intangible assets impairment	—	—	108.0
Gain on hedging activities, net of cash settlements	(115.6)	(64.6)	(68.9)
Settlements from hedge terminations, net	—	164.6	120.8
(Gain) loss on debt repurchase	—	0.1	(211.2)
Gain on business combination	—	—	(120.3)
Equity in net loss of investments in affiliates	—	—	79.7
Deferred income taxes	(24.4)	14.8	58.0
Share-based compensation expense	5.3	5.9	1.5
Excess tax benefit related to share-based payment arrangements	(0.7)	—	—
Changes in other assets	(6.7)	(10.0)	0.9
Changes in pension, other post-retirement and other long-term liabilities	(14.3)	(0.6)	(2.9)
Changes in current operating assets and liabilities:
Accounts receivable, net	24.0	(45.3)	8.5
Inventories, net	—	(25.0)	23.0
Taxes receivable and taxes payable	(1.9)	5.6	12.0
Other current assets	(17.9)	15.8	(12.7)
Accounts payable	7.2	9.7	5.0
Accrued liabilities	19.4	2.5	0.4
Cash provided by operating activities	140.6	270.9	220.5
INVESTING ACTIVITIES
Capital expenditures	(64.6)	(61.3)	(46.7)
Proceeds from insurance related to capital expenditures	—	—	11.5
Proceeds from sale of property, plant and equipment	2.6	0.2	0.1
Cash acquired in business combination	—	—	11.1
Cash used in investing activities	(62.0)	(61.1)	(24.0)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	—	205.9	—
Proceeds from issuance of common shares, share-based payment arrangements	0.7	0.1	0.3
Dividends paid to shareholders	(69.3)	—	—
Distributions paid to optionholders	(1.8)	—	—
Repurchase of common shares	—	—	(0.1)
Borrowings on revolving credit facility	—	—	13.0
Repayments on revolving credit facility	—	(215.9)	(15.5)
Repayments of long-term debt	—	(333.3)	(211.7)
Excess tax benefit related to share-based payment arrangements	0.7	—	—
Cash (used in) financing activities	(69.7)	(343.2)	(214.0)
Change in cash and cash equivalents	8.9	(133.4)	(17.5)
Cash and cash equivalents, beginning of period	33.8	167.2	184.7
Cash and cash equivalents, end of period	42.7	33.8	167.2
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ACCOUNTING POLICIES
Organization, Consolidation and Basis of Presentation
Noranda Aluminum Holding Corporation ("Noranda," "Noranda HoldCo," the "Company," "we," "our," and "us"), and our wholly owned subsidiary, Noranda Aluminum Acquisition Corporation ("Noranda AcquisitionCo"), were formed by affiliates of Apollo Management, L.P. ("Apollo") on March 27, 2007 for the purpose of acquiring Noranda Intermediate Holding Corporation ("Noranda Intermediate"), which owns all of the outstanding shares of Noranda Aluminum, Inc.
On May 18, 2007, Noranda AcquisitionCo purchased all of the outstanding shares of Noranda Intermediate from Xstrata PLC (together with its subsidiaries, "Xstrata"), and Xstrata (Schweiz) A.G., a direct wholly owned subsidiary of Xstrata. This transaction is referred to as the "Apollo Acquisition." Noranda HoldCo and Noranda AcquisitionCo had no assets or operations prior to the Apollo Acquisition. In connection with the Apollo Acquisition, Noranda AcquisitionCo incurred $1,010.0 million of funded debt, consisting of (i) a $500.0 million term B loan; and (ii) $510.0 million of senior floating rate notes, and entered into a $250.0 million revolving credit facility which was undrawn at the date of the Apollo Acquisition. In addition to the debt incurred, affiliates of Apollo contributed cash of $214.2 million to us, which was then contributed to Noranda AcquisitionCo. The purchase price for Noranda Intermediate was $1,150.0 million, excluding acquisition costs. Subsequent to the Apollo Acquisition, certain members of our management contributed $1.9 million in cash through the purchase of common shares.
Through August 31, 2009, we held a 50% interest in Gramercy and in St. Ann (discussed below). Our investments in these non-controlled entities, in which we had the ability to exercise equal or significant influence over operating and financial policies, were accounted for by the equity method. On August 3, 2009, we entered into an agreement with Century Aluminum Company (together with its subsidiaries, ("Century") whereby we would become the sole owner of both Gramercy and St. Ann. The transaction ("Joint Venture Transaction") closed on August 31, 2009 (see Note 22, "Joint Venture Transaction").
On May 19, 2010, we completed an initial public offering ("IPO") of 11.5 million shares of common stock at an $8.00 per share public offering price on the New York Stock Exchange (NYSE: NOR). The net proceeds after the underwriting discounts, commissions, fees and expenses amounted to $82.9 million. We used those net proceeds from the offering together with $95.9 million of proceeds from settling all outstanding fixed price aluminum hedges, to repurchase the $66.3 million remaining principal amount of outstanding Holdco Notes, and to repay $110.0 million principal amount outstanding under the term B loan. The remaining $2.5 million was used for other Corporate purposes. See Note 15, "Shareholders' Equity" for further discussion on the Company's common stock offerings.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In management's opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results including the elimination of all intercompany accounts and transactions among wholly owned subsidiaries. Certain reclassifications have been made to previously issued consolidated financial statements to conform to the current period presentation. These reclassifications had no impact on net income or net cash flows.
Segment Reporting
We are a vertically integrated producer of value-added primary aluminum and high quality rolled aluminum coils. Our principal operations include an aluminum smelter in New Madrid, Missouri ("New Madrid") and four rolling mill plants in the southeastern United States. New Madrid is supported by our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or "Gramercy") and a bauxite mining operation in St. Ann, Jamaica (Noranda Bauxite Limited, or "St. Ann"). As discussed further in Note 2, "Segments", we report our activities in five segments: our Bauxite segment comprises the operations of St. Ann; our Alumina segment comprises the operations of Gramercy; our Primary Aluminum segment comprises the operations of New Madrid; and our Flat-Rolled Products segment comprises our four rolling mills, which are located in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Our Corporate expenses represent our fifth segment.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Inventories
Inventories are stated at the lower of cost or market ("LCM"). We use the last-in-first-out ("LIFO") method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted average cost. The remaining inventories (principally supplies) are stated at cost using the first-in, first-out ("FIFO") method. Our flat-rolled products segment’s inventories, our bauxite inventory at St. Ann, and our alumina and bauxite inventories at Gramercy are valued using a standard costing system, which gives rise to cost variances. Variances are capitalized to inventory in proportion to the quantity of inventory remaining at period end to quantities produced during the period. Variances are recorded such that ending inventory reflects actual costs based on the normal capacity of the production facilities, and excluding abnormal amounts of idle facility expense, freight, handling, and spoilage. Maintenance supplies expected to be used in the next twelve months are included in inventories.
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
Self-Insurance
We are primarily self-insured for workers’ compensation. The self-insurance liability is determined based on claims filed but not paid and an estimate of claims incurred but not yet reported. Based on actuarially determined estimates and discount rates of 0.4% in 2011 and 0.6% in 2010, as of December 31, 2011 and 2010, we had $4.6 million and $4.1 million, respectively, of accrued liabilities and $13.1 million and $11.6 million, respectively, of other long-term liabilities related to these claims.
As of December 31, 2011 and 2010, we held $1.9 million and $3.4 million, respectively, in a restricted cash account to secure the payment of workers’ compensation obligations. This restricted cash is included in noncurrent other assets in the accompanying consolidated balance sheets.
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
Goodwill is evaluated for impairment at the reporting unit level, which, in our circumstances are the same as our reportable segments. We evaluate goodwill for impairment using a two-step process. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. See Note 7, "Goodwill" and Note 8, "Other Intangible Assets" for further information.
In 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a "qualitative" assessment may be performed to determine whether further impairment testing is necessary. We will adopt this accounting standard upon its effective date for periods beginning on or after December 15, 2011, and do not anticipate that this adoption will have a significant impact on our financial position or results of operations.
Deferred Financing Costs
Costs relating to obtaining debt are capitalized and amortized over the term of the related debt using the straight-line method, which approximates the effective interest method. When all or a portion of a loan is repaid, associated amounts of unamortized financing costs are removed from the related accounts and charged to interest expense.
Environmental Liabilities and Remediation Costs
Environmental liabilities
We are subject to environmental regulations which may create legal obligations to remediate or monitor certain environmental conditions present at our facilities. Liabilities for these obligations are accrued when it is probable that a liability has been incurred and the amount of loss can reasonably be estimated.
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
As assessments and remediation progress at individual sites, the amount of projected cost is reviewed periodically, and the liability is adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Refer to Note 9, "Commitments and Contingencies" for additional information on our environmental liabilities.
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
Asset Retirement Obligations
We are subject to environmental regulations which may create legal obligations related to the disposal of certain assets at the end of their lives. We recognize liabilities, at fair value, for existing legal asset retirement obligations. Such liabilities are adjusted for accretion costs and revisions in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and accumulated depreciation on these capitalized costs is recognized.
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations. The reclamation process is governed by the Government of Jamaica ("GOJ") regulations and includes filling the open mining pits and planting vegetation. GOJ regulations require the reclamation process to be completed within a certain period from the date a mining pit is mined-out, generally three years. Liabilities for reclamation are accrued as lands are disturbed and are based on the approximate acreage to be rehabilitated and the average expected cost per acre.
Land Obligation
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes, and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

area, or a combination of these two options (the "St. Ann Land Obligation"). We account for the costs associated with fulfilling the St. Ann Land Obligation by recording an asset (included in other assets in our consolidated balance sheets) for the estimated cost of the consideration, with a corresponding liability (included in accrued liabilities and other long-term liabilities in our consolidated balance sheets.) We amortize those costs over a three-year period, representing the approximate time the land is used for mining purposes, including reclamation (the "Mining Period").
In addition to the St. Ann Land Obligation, we have an agreement with the GOJ which requires us to fulfill obligations that pre-date St. Ann’s partnership with the GOJ. The costs to fulfill those obligations will be reimbursed by the GOJ up to a $4.3 million limit. St. Ann bears any costs in excess of that limit (the "Predecessor Land Obligation"). At December 31, 2011, we believe our costs to fulfill the Predecessor Land Obligation will exceed the $4.3 million limit by $2.4 million, and we have recorded such amount as a liability in our consolidated financial statements.
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
Relocating residents occurs often over several years, requiring management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. As such, estimates of the cost to fulfill the St. Ann Land Obligation and the Predecessor Land Obligation are subject to revision; therefore, it is reasonably possible that further adjustments to our liabilities may be necessary.
As revisions are made, we amortize such adjustments prospectively over the remaining amortization period in cases where the Mining Period has not been completed. As revisions are made in cases where the Mining Period is complete, we record such adjustments as additional amortization expense in the period of revision.
Pensions and Other Post-Retirement Benefits
We sponsor defined benefit pension and OPEB plans for which we recognize expenses, assets and liabilities based on actuarial assumptions regarding the valuation of benefit obligations and the future performance of plan assets. We recognize the funded status of the plans as an asset or liability in the consolidated financial statements, measure defined benefit pension and OPEB plan assets and obligations as of the end of our fiscal year, and recognize the change in the funded status of defined benefit pension and OPEB plans in other comprehensive income. The primary assumptions used in calculating pension and OPEB expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are estimated annually as of December 31.
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
Post-Employment Benefits
We provide certain benefits to former or inactive employees after employment but before retirement and accrue for the related cost over the service lives of the employees. These benefits include, among others, disability, severance, and workers’ compensation. We are self-insured for these liabilities. At December 31, 2011, we carried a liability totaling $0.6 million for these benefits, based on actuarially determined estimates. These estimates have not been discounted due to the short duration of the future payments.
Derivative Instruments and Hedging Activities
Derivatives are reported on the balance sheet at fair value. For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in fair value are initially recorded in other comprehensive income ("OCI") as a separate component of equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of changes in fair value is reported in (gain) loss on hedging activities immediately. For derivative instruments not designated as cash flow hedges, changes in the fair values are reported in (gain) loss on hedging activities in the period of change.
U.S. GAAP permits entities that enter into master netting arrangements with the same counterparty as part of their derivative transactions to offset in their consolidated financial statements net derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements.
Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative assets and liabilities, accounts

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable and long-term debt due to third parties. Financial instruments expose us to market and credit risks which, at times, may be concentrated with certain groups of counterparties. We periodically evaluate the financial condition of our counterparties and take appropriate action to minimize our risk of loss. We generally do not require collateral for trade receivables. At December 31, 2011, there were no financial instrument counterparties about whom we have substantial doubts as to their ability to perform their obligations. Cash investments are held with major financial institutions and trading companies including registered broker dealers. The carrying values and fair values of our third-party debt and derivative instruments outstanding and are presented in Note 10, "Long-Term Debt" and Note 14, "Derivative Financial Instruments". The remaining financial instruments are carried at amounts that approximate fair value.
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
We must deal with uncertainties in the application of complex tax regulations in the calculation of tax liabilities. We are subject to routine income tax audits. We provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. We make this assessment based on only the technical merits of the tax position. The technical merits of a tax position are derived from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the consolidated financial statements and a liability for unrecognized tax benefits is established. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the consolidated financial statements. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority. To the extent that we prevail in matters for which a liability for an unrecognized tax benefit is established or are required to pay amounts in excess of the liability established, our effective tax rate in a given financial statement period may be affected.
Share-Based Payments
We account for employee equity awards under the fair value method. Accordingly, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of each stock option is estimated on the grant date using the Black-Scholes-Merton valuation model. The application of this valuation model involves assumptions that require judgment and are highly sensitive in the determination of compensation expense. The fair value of each restricted share and each restricted stock unit equals the closing stock price on the grant date. We recognize stock compensation expense on a straight-line basis over the vesting period for all equity instruments.
We account for share-based payment awards to be settled in cash as liability awards. We remeasure the fair value of the liability at each reporting date based on the closing stock price on the reporting date. We adjust stock compensation expense at each reporting date so that the amount ultimately recorded as stock compensation expense will equal the cash paid on the vesting date.
Dividends
The declaration of dividends is at the discretion of our Board of Directors. The amount of cash dividends declared on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. We record a liability for dividends on the declaration date. We record cash dividend payments as a reduction to retained earnings.
Earnings per Share
Basic earnings per share ("EPS") is calculated as income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average outstanding common shares determined using the treasury stock method for options.
Foreign Currency Transactions and Translation
The primary economic currency of our Jamaican Bauxite mining operation is the U.S. dollar. Certain transactions however, such

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as salary and wages and local vendor payments, are made in currencies other than the U.S. dollar. These transactions are recorded at the rates of exchange prevailing on the dates of the transactions.
Exchange differences arising on the settlement of monetary items and on the re-translation of monetary items are immaterial and are included in selling, general and administrative expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income (Topic 220) -Presentation of Comprehensive Income" ("ASU 2011-05") which is effective for interim or annual periods beginning after December 15, 2011, with early adoption permitted. ASU 2011-05 increases the prominence of items reported in OCI and eliminates the option to present components of OCI as part of the statement of equity. We adopted ASU 2011-05 as of October 1, 2011 and it did not have a material impact on our consolidated financial statements, other than the presentation thereof. We now present a separate statement of comprehensive income.
In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" ("ASU 2011-12"). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated OCI ("AOCI") in both OCI and net income on the face of the financial statements. At the time this deferral expires, the presentation of our consolidated financial statements may change.

2.    SEGMENTS
We manage and operate our business segments based on the markets we serve and the products we produce.
During first quarter 2010, in connection with continued integration activities of our alumina refinery in Gramercy and our bauxite mining operations in St. Ann, we changed the composition of our reportable segments. Those integration activities included a re-evaluation of the financial information provided to our Chief Operating Decision Maker, as that term is defined in U.S. GAAP. As a result, we identified five reportable segments:

•	Bauxite – Mines and produces the bauxite used for alumina production at our Gramercy refinery, and the remaining bauxite not taken by the refinery is sold to a third party.

•
Alumina – Chemically refines and converts bauxite into alumina, which is the principal raw material used in the production of Primary Aluminum. The Gramercy refinery is the source for the vast majority of our New Madrid smelter’s alumina requirements. The remaining alumina production at the Gramercy refinery that is not taken by New Madrid is in the form of smelter grade alumina and alumina hydrate or chemical grade alumina and is sold to third parties.

•	Primary Aluminum – Produces value-added aluminum products in several forms, including billet, rod, high purity sow, and foundry. The Primary Aluminum segment also produces commodity grade sow.

•	Flat-Rolled Products – Has rolling mill facilities whose major foil products are: finstock and container stock.

•	Corporate – Reflects costs of corporate operations.
During third quarter 2010, as we continued to formalize our internal reporting practices, we revised our segment performance measure to be "segment profit (loss)" rather than the previously reported U.S. GAAP basis segment operating income. Segment profit (in which certain items, primarily non-recurring costs or non-cash expenses, are not allocated to the segments and in which certain items, primarily the income statement effects of current period cash settlements of hedges, are allocated to the segments) is a measure used by management as a basis for resource allocation. We have retrospectively adjusted our segment results for 2009 to conform to the updated segment performance measure. The segment changes discussed above had no impact on our historical consolidated financial position, results of operations or cash flows.
The accounting policies of the segments are the same as those described in Note 1, "Accounting Policies".
Major Customer Information
During 2010 and 2009, we had no major customers which derived more than 10% of our consolidated revenue. In 2011, sales to one customer within our Alumina segment, totaled $148.6 million (nearly 10% of our consolidated revenue).
Geographic Region Information
Substantially all of our sales are within the United States. Revenues from external customers attributed to foreign countries were immaterial during 2011, 2010 and 2009. All long-lived assets are located in the United States, except those assets of our bauxite mining operation in Jamaica, which totaled $57.3 million at December 31, 2011 and $56.3 million at December 31, 2010.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Business by Segment
The following is operating and asset information for our reportable segments (in millions):

	Year ended December 31, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	68.0	234.9	645.7	611.2	—	—	1,559.8
Intersegment	83.0	168.2	78.4	—	—	(329.6)	—
Total sales	151.0	403.1	724.1	611.2	—	(329.6)	1,559.8
Segment profit (loss)	18.5	78.4	140.3	48.3	(27.9)	4.3	261.9
Depreciation and amortization	10.8	21.0	46.0	18.6	1.3	—	97.7
Capital expenditures	8.2	14.0	30.3	11.1	1.0	—	64.6

	Year ended December 31, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
			$	$	$	$	$
Segment profit (loss)	18.5	78.4	140.3	48.3	(27.9)	4.3	261.9
Depreciation and amortization	(10.8)	(21.0)	(46.0)	(18.6)	(1.3)	—	(97.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(5.5)	(8.7)	—	1.6	(12.6)
Gain (loss) on disposal of assets	0.7	—	(2.8)	(1.2)	—	—	(3.3)
Non‑cash pension, accretion and stock compensation	(0.4)	(0.6)	(2.9)	(2.5)	(6.0)	—	(12.4)
Restructuring, relocation and severance	—	(0.2)	(1.2)	(0.9)	(0.6)	—	(2.9)
Consulting and sponsor fees	—	—	—	(0.1)	(2.2)	—	(2.3)
Cash settlements on hedging transactions	—	—	0.3	(0.4)	—	—	(0.1)
Other, net	—	(0.7)	—	—	(3.4)	(5.1)	(9.2)
Operating income (loss)	8.0	55.9	82.2	15.9	(41.4)	0.8	121.4
Interest expense, net							21.5
Gain on hedging activities, net							(86.4)
Total other income							(64.9)
Income before income taxes							186.3

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2010
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	54.9	222.8	495.9	521.3	—	—	1,294.9
Intersegment	65.5	142.6	125.4	0.1	—	(333.6)	—
Total sales	120.4	365.4	621.3	521.4	—	(333.6)	1,294.9
Segment profit (loss)	23.8	61.9	112.2	50.0	(26.9)	(4.9)	216.1
Depreciation and amortization	9.6	19.3	48.3	20.5	1.0	—	98.7
Capital expenditures	7.7	11.1	26.4	14.3	1.8	—	61.3

	Year ended December 31, 2010
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	23.8	61.9	112.2	50.0	(26.9)	(4.9)	216.1
Depreciation and amortization	(9.6)	(19.3)	(48.3)	(20.5)	(1.0)	—	(98.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(6.1)	3.7	—	(1.7)	(4.1)
Loss on disposal of assets	—	—	(3.3)	(0.6)	(0.1)	—	(4.0)
Non‑cash pension, accretion and stock compensation	(0.8)	(1.1)	(3.3)	(2.4)	(7.3)	—	(14.9)
Restructuring, relocation and severance	(3.2)	(1.5)	(2.0)	(1.5)	(3.7)	—	(11.9)
Consulting and sponsor fees	—	—	—	—	(18.9)	—	(18.9)
Cash settlements on hedging transactions	—	—	0.1	(2.5)	—	—	(2.4)
Other, net	0.1	1.1	(0.1)	—	0.7	4.5	6.3
Operating income (loss)	10.3	41.1	49.2	26.2	(57.2)	(2.1)	67.5
Interest expense, net							31.1
Gain on hedging activities, net							(65.6)
Loss on debt repurchase							0.1
Total other income							(34.4)
Income before income taxes							101.9

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2009
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	14.6	56.5	290.4	408.4	—	—	769.9
Intersegment	20.0	27.7	49.9	—	—	(97.6)	—
Total sales	34.6	84.2	340.3	408.4	—	(97.6)	769.9
Segment profit (loss)	12.3	(2.3)	4.9	35.1	(28.4)	(2.0)	19.6
Depreciation and amortization	4.6	6.1	59.2	23.1	0.4	—	93.4
Capital expenditures	1.6	1.9	37.7	3.7	1.8	—	46.7

	Year ended December 31, 2009
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	12.3	(2.3)	4.9	35.1	(28.4)	(2.0)	19.6
Depreciation and amortization, net	(4.6)	(6.1)	(52.4)	(23.1)	(0.4)	—	(86.6)
Joint Venture EBITDA	—	—	(10.4)	—	—	—	(10.4)
Last in, first out and lower of cost or market inventory adjustments	—	—	6.5	8.9	—	—	15.4
Loss on disposal of assets, net	—	—	(4.0)	(3.3)	—	—	(7.3)
Non-cash pension, accretion and stock compensation	(0.2)	(0.1)	(4.4)	(3.7)	(2.4)	—	(10.8)
Restructuring, relocation and severance	—	(0.8)	(0.4)	(0.7)	(0.9)	—	(2.8)
Consulting and sponsor fees	—	—	—	—	(5.8)	—	(5.8)
Cash settlements on hedging transactions	—	—	10.1	13.2	—	—	23.3
Power outage	—	—	30.6	—	—	—	30.6
Goodwill and other intangible asset impairment	—	—	—	(108.0)	—	—	(108.0)
Other, net	(8.6)	(0.3)	(4.2)	(1.1)	4.9	2.0	(7.3)
Operating loss	(1.1)	(9.6)	(23.7)	(82.7)	(33.0)	—	(150.1)
Interest expense, net							53.5
Gain on hedging activities, net							(111.8)
Equity in net loss of investments in affiliates							79.7
Gain on debt repurchase							(211.2)
Gain on business combination							(120.3)
Total other income							(310.1)
Income before income taxes							160.0

	December 31,
	2011	2010
Segment assets:	$	$
Bauxite	148.3	135.2
Alumina	241.7	229.2
Primary Aluminum	574.5	605.4
Flat-Rolled Products	367.5	411.9
Corporate	83.6	74.3
Eliminations	(38.1)	(41.3)
	1,377.5	1,414.7

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying consolidated statements of cash flows comprised depreciation of property, plant and equipment and other, amortization of intangible assets and amortization of other long-term assets as follows (in millions):

	Year ended December 31,
	2011	2010	2009
	$	$	$
Depreciation of property, plant and equipment	84.6	88.8	87.3
Amortization of intangible assets	5.9	6.0	4.3
Amortization of other long-term assets	7.2	3.9	1.8
Total depreciation and amortization	97.7	98.7	93.4
Cash paid for interest and income taxes was as follows (in millions):

	Year ended December 31,
	2011	2010	2009
	$	$	$
Interest paid	10.6	7.6	17.3
U.S. Federal and state income taxes paid (refunds received)	78.8	14.2	(11.8)
Jamaican income taxes paid	4.0	10.0	—
See Note 10, "Long-Term Debt", for a discussion of interest paid-in-kind during 2011, 2010 and 2009.
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $8.7 million and $6.3 million for the years ended December 31, 2011 and 2010, respectively and are not reflected as capital expenditures in the consolidated statements of cash flows. For the years ended December 31, 2011 and 2010, we capitalized interest of $0.9 million and $0.4 million, respectively, related to long-term capital projects. Accrued capital expenditures and capitalized interest for the year ended December 31, 2009 were immaterial.
Consolidated statements of equity:
Changes in AOCI were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax benefit (expense) related to unrealized net actuarial gain/loss, prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax benefit (expense) related to unrealized gain or loss on derivatives	Total, net of tax
Balance, December 31, 2008	(104.6)	39.1	414.1	(150.3)	198.3
Amounts recorded to OCI for the year ended December 31, 2009	10.8	(4.1)	70.5	(25.4)	51.8
Reclassification of amounts realized in net income	7.4	(2.8)	(172.3)	62.4	(105.3)
Balance, December 31, 2009	(86.4)	32.2	312.3	(113.3)	144.8
Amounts recorded to OCI for the year ended December 31, 2010	(18.4)	6.5	(23.1)	8.4	(26.6)
Reclassification of amounts realized in net income	5.4	(1.9)	(82.1)	29.9	(48.7)
Balance, December 31, 2010	(99.4)	36.8	207.1	(75.0)	69.5
Amounts recorded to OCI for the year ended December 31, 2011	(70.4)	26.6	(14.3)	5.3	(52.8)
Reclassification of amounts realized in net income	6.0	(2.2)	(98.7)	35.8	(59.1)
Balance, December 31, 2011	(163.8)	61.2	94.1	(33.9)	(42.4)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	December 31,
	2011	2010
	$	$
Cash	39.8	12.4
Money market funds	2.9	21.4
Total cash and cash equivalents	42.7	33.8
Accounts receivable, net, consisted of the following (in millions):

	December 31,
	2011	2010
	$	$
Trade	107.7	131.8
Allowance for doubtful accounts	(0.1)	(0.2)
Total accounts receivable, net	107.6	131.6
Other current assets consisted of the following (in millions):

	December 31,
	2011	2010
	$	$
Current foreign deferred tax asset	3.3	2.8
Employee loans receivable, net	2.2	2.1
Current derivative assets (see Note 14, "Derivative Financial Instruments")	2.0	—
Restricted cash (see Note 9, "Commitments and Contingencies")	30.1	9.8
Other current assets	3.7	4.5
Total other current assets	41.3	19.2
Other assets consisted of the following (in millions):

	December 31,
	2011	2010
	$	$
Deferred financing costs, net of amortization	8.1	11.0
Cash surrender value of life insurance	25.1	24.0
Pension asset (see Note 12, "Pensions and Other Post-Retirement Benefits")	7.0	5.9
Restricted cash (see Note 1, "Accounting Policies" and Note 11, "Reclamation, Land and Asset Retirement Obligations")	12.7	13.6
Supplies	12.7	16.1
Prepaid Jamaican income taxes	6.0	5.0
Other	10.0	10.0
Total other assets	81.6	85.6

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities consisted of the following (in millions):

	December 31,
	2011	2010
	$	$
Compensation and benefits	22.5	26.7
Workers’ compensation	4.6	4.1
Other operating expenses	11.1	10.7
Power rate case related accruals (see Note 9, "Commitments and Contingencies")	30.1	9.8
Accrued interest	2.4	0.3
Asset retirement obligations (see Note 11, "Reclamation, Land and Asset Retirement Obligations")	1.8	2.2
Land obligation (see Note 11 "Reclamation, Land and Asset Retirement Obligations")	4.3	2.2
Reclamation obligation (see Note 11, "Reclamation, Land and Asset Retirement Obligations")	2.8	2.8
Environmental remediation obligations (see Note 9, "Commitments and Contingencies")	1.9	2.0
Obligations to the Government of Jamaica (see Note 20, "Non-Controlling Interest")	4.7	4.0
Pension and other post-retirement liabilities (see Note 12, "Pensions and Other Post-Retirement Benefits")	0.9	0.7
Restricted stock unit liability awards (see Note 16, "Share-Based Payments")	0.2	—
Total accrued liabilities	87.3	65.5
Other long-term liabilities consisted of the following (in millions):

	December 31,
	2011	2010
	$	$
Reserve for uncertain tax positions (see Note 18, "Income Taxes")	0.8	10.5
Workers’ compensation	13.1	11.6
Asset retirement obligations (see Note 11, "Reclamation, Land and Asset Retirement Obligations")	13.9	12.7
Land obligation (see Note 11, "Reclamation, Land and Asset Retirement Obligations")	8.9	4.5
Reclamation obligation (see Note 11, "Reclamation, Land and Asset Retirement Obligations")	1.8	6.6
Environmental remediation obligations (see Note 9, "Commitments and Contingencies")	2.2	2.3
Deferred interest payable	—	2.3
Deferred compensation and other	5.5	7.4
Total other long-term liabilities	46.2	57.9

4.    FAIR VALUE MEASUREMENTS
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
Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that we have access to as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to provide pricing information on an ongoing basis. Our investments classified as Level 1 include directly-held or broker-held exchange-traded derivatives or listed equities.
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
Financial assets and liabilities are classified based on the lowest enumerated level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the fair value of assets and liabilities and their placement within the fair value hierarchy. We recognize transfers between Level 1, 2 or 3 at the end of the reporting period.
Valuations on a recurring basis
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	2.9	—	—	2.9
Derivative assets	—	2.5	—	2.5
Derivative liabilities	—	(41.5)	—	(41.5)
RSU liability awards	(0.2)	—	—	(0.2)
Noranda pension plan assets:
Equity securities:
Diversified common stocks	69.7	70.4	4.6	144.7
Global equity securities	—	9.6	—	9.6
Diversified fixed income mutual fund	91.0	—	—	91.0
Cash and cash equivalents	1.3	0.3	—	1.6
Total Noranda pension plan assets	162.0	80.3	4.6	246.9
St. Ann pension plan assets:
Global equity securities	—	7.9	—	7.9
Fixed income securities:
GOJ bonds	—	15.5	—	15.5
Global corporate bonds	—	0.7	—	0.7
Real estate	—	1.3	—	1.3
Other	—	3.0	—	3.0
Total St. Ann pension plan assets	—	28.4	—	28.4
Total	164.7	69.7	4.6	239.0

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	21.4	—	—	21.4
Derivative assets	—	3.5	—	3.5
Derivative liabilities	—	(45.1)	—	(45.1)
Noranda pension plan assets:
Equity securities:
Diversified common stock mutual fund	59.9	—	—	59.9
Other diversified common stocks	51.0	49.8	3.6	104.4
Global equity securities	—	—	—	—
Diversified fixed income mutual fund	83.1	—	—	83.1
Cash and cash equivalents	1.2	—	—	1.2
Total Noranda pension plan assets	195.2	49.8	3.6	248.6
St. Ann pension plan assets:
Global equity securities	—	6.7	—	6.7
Fixed income securities:
GOJ bonds	—	12.7	—	12.7
Global corporate bonds	—	1.3	—	1.3
Real estate	—	1.4	—	1.4
Other	—	2.0	—	2.0
Total St. Ann pension plan assets	—	24.1	—	24.1
Total	216.6	32.3	3.6	252.5
Changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31, 2011	Year ended December 31, 2010
	$	$
Fair value, beginning of year	3.6	0.2
Additional investment	—	0.5
Return on assets	1.0	2.9
Fair value, end of year	4.6	3.6
Cash equivalents are temporary cash investments with high credit quality financial institutions, which include money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments are valued based upon unadjusted, quoted prices in active markets and are classified within Level 1.
Fair values of all derivative instruments are classified as Level 2 and are primarily measured using industry standard models that incorporate inputs including quoted forward prices for commodities, interest rate curves, and current market prices for those assets and liabilities. Substantially all of the inputs are observable throughout the full term of the instrument. The counterparty of our derivative trades is Merrill Lynch, with the exception of a small portion of our other hedging contracts related to Midwest premiums.
In Note 16, "Share-Based Payments" we discuss RSU liability awards. The fair value of this Level 1 liability is determined based on the closing market price of our common stock as of December 31, 2011.
Pension plan assets are valued based upon the fair market value of the underlying investments. Plan assets directly invested in active exchange-traded debt and equity securities are classified within Level 1. Certain investments that do not have guaranteed liquidity and certain investments in limited partnerships, pooled investment funds, or unit trusts are classified as Level 2 or Level 3, depending on management's assessment of the liquidity or the transferability of the investment. Underlying investments in limited partnerships for which significant unobservable inputs were used to determine fair value are classified as Level 3 within the hierarchy.
During 2011, we reclassified the presentation of the fair values of our pension plan assets to be consistent with the presentation within Note 12, "Pensions and Other Post-Retirement Benefits". As a result, we now present the Noranda pension plan assets separately from the St. Ann pension plan assets, as shown in the tables below. During 2011, we transferred certain of our pension assets, namely our diversified common stock mutual funds, into a collective trust, which we have determined is appropriately classified as Level 2. In addition, we reclassified $16.4 million of pension plan assets previously reported as Level 1 as of December 31, 2010 to Level 2, because these assets are in a limited partnership or pooled investment fund. The valuations of these assets did not change, only the presentation thereof.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Note 10, "Long-Term Debt" we disclose the fair values of our debt instruments. We use bid prices obtained through broker quotes to determine the fair value of our AcquisitionCo Notes. The fair value of our AcquisitionCo Notes is classified as Level 2 within the hierarchy. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the term B loan and revolving credit facility are based on interest rates available at each balance sheet date. These instruments are classified as Level 2, also.
Valuations on a non-recurring basis
Goodwill, trade names and investment in affiliates
Fair value of goodwill, trade names and investment in affiliates (prior to the Joint Venture Transaction) are measured using management’s assumptions about future profitability and cash flows. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows, which we believe reflects the best estimates at the date the valuations were performed. Key assumptions used to determine discounted cash flow valuations at March 31, 2009 and June 30, 2009 and December 31, 2009 include: (a) cash flow periods ranging from five to seven years; (b) terminal values based upon long-term growth rates ranging from 1.0% to 2.0%; and (c) discount rates based on a risk-adjusted weighted average cost of capital ranging from 12.5% to 13.8% for intangibles and to 19.0% for investment in affiliates.
Joint Venture Transaction
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

•
Intangible assets consist of contractual and non-contractual customer relationships. Valuations for these assets were based on discounted cash flow projections. These valuations require assumptions about future profitability and cash flows, which we believe reflected the best estimates of a hypothetical market participant at August 31, 2009. Key assumptions included: (a) cash flow periods over the estimated contract lives based on customer retention rates and (b) discount rates based on a risk-adjusted weighted-average cost of capital ranging from 20.0% to 23.0%.

•	Asset retirement obligations and reclamation liabilities were valued at fair value using a discounted cash flow approach with credit-adjusted risk free rates ranging from 7.0% to 10.0%.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

5.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 26% and 25% of total inventories, at cost, at December 31, 2011 and 2010, respectively.
Inventories, net, consisted of the following (in millions):

	December 31,
	2011	2010
	$	$
Raw materials, at cost	71.2	61.3
Work-in-process, at cost	51.7	66.1
Finished goods, at cost	26.3	27.7
Total inventories, at cost	149.2	155.1
LIFO adjustment	10.3	13.1
LCM reserve	(11.5)	—
Inventories, at lower of cost or market	148.0	168.2
Supplies	38.5	32.9
Total inventories, net	186.5	201.1
Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. Non‑current maintenance supplies are included in other assets in the accompanying consolidated balance sheets.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the year ended December 31, 2011, we recorded a LIFO loss of $3.6 million in the Flat-Rolled Products segment due to decrements in inventory quantities. During the year ended December 31, 2010, we recorded a LIFO loss of $0.1 million in the Primary Aluminum segment due to decrements in inventory quantities.

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	December 31,
	Estimated useful lives			2011	2010
	(in years)			$	$
Land				49.2	47.5
Buildings and improvements	10	—	47	128.2	127.0
Machinery and equipment	3	—	50	831.3	817.6
Construction in progress				59.1	34.5
Property, plant and equipment, at cost				1,067.8	1,026.6
Accumulated depreciation				(368.0)	(306.7)
Total property, plant and equipment, net				699.8	719.9
Cost of sales in our consolidated statements of operations includes depreciation expense on property, plant and equipment of the following amounts (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,	$
2009	87.3
2010	88.8
2011	84.6
Depreciation expense for 2009 in the table above excludes the impact of any insurance recoveries related to the power outage discussed in Note 21, "2009 Insurance Claim."
In August 2009, based on changes in expectations about the utilization of certain equipment, we wrote off excess equipment of the Flat-Rolled Products segment which was previously reported as construction in progress with a net book value of $3.0 million.

7.    GOODWILL
Changes in the carrying amount of goodwill were as follows (in millions):

	Primary Aluminum		Flat-Rolled Products
	Gross Value of Goodwill	Cumulative Impairment	Gross Value of Goodwill	Cumulative Impairment	Total
	$	$	$	$	$
Balance, December 31, 2008	137.6	—	130.7	(25.5)	242.8
Impairment		—		(105.2)	(105.2)
Balance, December 31, 2009	137.6	—	130.7	(130.7)	137.6
Balance, December 31, 2010	137.6	—	130.7	(130.7)	137.6
Balance, December 31, 2011	137.6	—	130.7	(130.7)	137.6
Impairments
In connection with the preparation of our consolidated financial statements for first quarter 2009, we concluded that it was appropriate to evaluate our goodwill and intangible assets for potential impairment in light of the power outage at our New Madrid smelter and the accelerated deterioration of demand volumes in both our Primary Aluminum and Flat-Rolled Products segments. Based on our interim impairment analysis during first quarter 2009, we recorded an impairment charge of $40.3 million on goodwill in the Flat-Rolled Products segment. In the second and third quarters of 2009, we noted no further impairment indicators regarding the recoverability of goodwill; therefore, no goodwill impairment testing was necessary at June 30, 2009 or September 30, 2009.
Our annual impairment test performed in the fourth quarters of 2011 and 2010 resulted in no impairment to goodwill. Our impairment analysis in fourth quarter 2009 related to our annual impairment test (performed on October 1) and resulted in a $64.9 million write-down of the remaining goodwill in the Flat-Rolled Products segment. This write-down reflected our view that the Flat-Rolled Products markets would be increasingly competitive for the foreseeable future. The combination of price-based competition and increased demand for lighter gauge products was expected to limit our opportunities for achieving higher fabrication margins.
Our impairment analysis includes assumptions about future profitability and cash flows, which we believe reflect our best estimates at the date the valuations are performed. The estimates are based on information that is known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employ will be materially different from the actual amounts or results, and that additional impairment charges may be necessary in the future.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    OTHER INTANGIBLE ASSETS
Intangible assets, net, consisted of the following (in millions):

	Weighted average life	December 31,
		2011	2010
	(in years)	$	$
Non-amortizable:
Trade names	Indefinite	17.7	17.7
Amortizable:
Customer relationships	13	71.0	71.0
Other	2.5	0.7	0.7
Total other intangible assets, gross		89.4	89.4
Accumulated amortization		(22.3)	(16.4)
Total other intangible assets, net		67.1	73.0
Selling, general, and administrative expenses in our consolidated statements of operations included amortization of intangible assets in the following amounts (in millions):

Year ended December 31,	$
2009	4.3
2010	6.0
2011	5.9
Expected amortization of intangible assets for each of the next five years is as follows (in millions):

$
2012	5.9
2013	5.9
2014	5.9
2015	5.9
2016	5.5
Impairments
As part of our interim impairment analysis during first quarter 2009, which is discussed in Note 7, "Goodwill" we recorded an impairment charge for intangible assets of $2.8 million related to the indefinite-lived trade names in the Flat-Rolled Products segment. Our impairment analysis of our indefinite-lived intangible assets in fourth quarter 2009 related to our annual impairment test (performed on October 1) and resulted in no write-downs. Further, as a result of the goodwill impairment write-down in the Flat-Rolled Products segment during fourth quarter 2009, we tested our Flat-Rolled Products segment amortizable intangible assets for impairment and determined that the carrying amounts of these long-lived assets were recoverable, so no write-down was necessary. Our annual impairment tests performed in the fourth quarters of 2011 and 2010 resulted in no impairment to our indefinite-lived intangible assets. Future impairment charges could be required if we do not achieve cash flow, revenue and profitability projections.

9.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
As of December 31, 2011, approximately 1,700 (or 69%) of our employees were union members.
We are a party to 6 collective bargaining agreements, all of which expire within the next five years. Our collective bargaining agreements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers ("IAMAW"); the University and Allied Workers Union ("UAWU"); and the Union of Technical, Administrative and Supervisory Personnel ("UTASP"). We have recently completed the process of formalizing recognition of a third union at St. Ann with the Bustamante Industrial Trade Union ("BITU").

•
During third quarter 2011, we finalized the terms of a three-year agreement with the UAWU at St. Ann which will extend through April 30, 2013. This agreement covers the majority of our Jamaican workforce.

•	The agreement at St. Ann with the UTASP expired in December 2010. A claim for a new contract was received in June 2011. Negotiations regarding the terms of a new agreement are on going.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	With the recent formalization of the BITU at St. Ann, approximately 90% of our St. Ann workforce is represented by a union.

•	The agreement with the IAMAW at our Newport rolling mill expired in May 2011, and on June 1, 2011, a new three-year labor agreement went into effect.

•
The five year contract in place with the USWA, representing our unionized employees at the New Madrid smelter will expire in August 2012. This contract covers approximately 80% of our New Madrid workforce.

•
The three-year contract in place with the USWA, representing our unionized employees at the Salisbury rolling mill will expire in November 2012. This contract covers approximately 88% of our Salisbury workforce.

Legal Contingencies
We are a party to legal proceedings incidental to our business. We assess the likelihood of an unfavorable outcome of each legal proceeding based upon the available facts and our historical experience with similar matters. We do not accrue a liability when we assess the likelihood of an unfavorable outcome to be remote. Where the risk of loss is probable and the costs can be reasonably estimated, we accrue a liability based on the factors mentioned above. Where the risk of loss is considered reasonably possible, we estimate the range of reasonably possible losses and disclose any reasonably possible losses, if material. We update our loss assessment as matters progress over time. Based on current knowledge, we do not believe any reasonably possible losses in excess of our accruals would be material to our consolidated financial statements.
Environmental Matters
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
The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. Currently, ambient monitoring is used to determine whether emissions from our smelter meet NAAQS. Changes to the stringency of the NAAQS could present material implications for the compliance of our smelter. Failure to meet NAAQS may require us to incur significant capital or operational costs to bring our smelter into compliance and could have negative implications for the permits that we currently have in place in support of our smelter expansion project.
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a power purchase agreement with Ameren pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity through May 2020. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $4.0 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause ("FAC").
On September 3, 2010, Ameren filed a new rate case with the Missouri Public Service Commission ("MoPSC") seeking an 11% base rate increase. In July 2011, the MoPSC ruled on this rate case approving Ameren to increase its base rates, which increased our base rate by 5.2% effective July 31, 2011.
We are currently a party to the appeal of several rate-related issues, including rate increases approved by the MoPSC in January 2009, May 2010, and July 2011, and the amount of cost increases related to the FAC. Despite these appeals, our consolidated financial statements reflect our payment of power costs at the enacted rates, with disputed amounts held in escrow by the Missouri Circuit Court. As of December 31, 2011 and 2010, other current assets (see Note 3, "Supplemental Financial Statement Information" to our consolidated financial statements) included $30.1 million and $9.8 million, respectively, for amounts held in escrow related to these appeals, with corresponding liabilities recorded in accrued liabilities.
On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval. The parties to the appeal, including Noranda, are evaluating whether to request rehearing of the Court of Appeals' decision or to appeal that decision to the Missouri Supreme Court. If the parties decide not to file additional appeals, or if such appeals are filed and are not successful, a substantial portion of the escrowed funds will be released to Ameren. At December 31, 2011, such amount of released funds would have been $20.8 million. The release of these funds will not result in any impact to our operating results, our net working capital, or our net assets.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a14.6% base rate increase. As we have in previous rate cases, we expect to be an active participant in the MoPSC rate setting process. Any increase approved would be effective at the beginning of the month following the MoPSC's ruling. We expect a ruling on this request by January 3, 2013.
Operating Leases
We operate certain office, manufacturing and warehouse facilities under operating leases. In most cases, we expect leases to be renewed or replaced with other leases when they expire.
Rental expense for all operating leases except those with terms of one month or less that were not renewed totaled $3.4 million, $3.7 million and $2.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2011 follows (in millions):

Year ended December 31,	$
2012	2.0
2013	1.1
2014	0.7
2015	0.7
2016	0.8
Thereafter	0.7
Other Contingencies
We have contractual obligations to reimburse certain maintenance costs to the third party owners of the ships which transport bauxite from St. Ann to Gramercy. In February 2011, in connection with terminating our contract with our then-shipping provider, we finalized negotiations with the third party owner of the ships, which provided additional evidence with respect to conditions that existed at December 31, 2010. As a result, we reduced our recorded liability for these maintenance costs as of December 31, 2010. The effect of this change in estimate was to reduce cost of goods sold in the Alumina segment by $4.5 million.

10.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	December 31, 2011			December 31, 2010
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 ("AcquisitionCo Notes")	350.3	324.0	4.66%	341.5	309.0	5.19%
2007 Term B Loan	78.2	78.2	2.05%	78.2	78.2	2.01%
2007 Revolver	—	—	—	—	—	—
Total debt, net	428.5			419.7
Less: current portion	(2.4)			—
Long-term debt, net	426.1			419.7
As described in further detail below, on February 29, 2012 we refinanced our 2007 Senior Secured Credit Facilities and entered into the 2012 Senior Secured Credit Facilities consisting of the 2012 Term B Loan ($325.0 million) and the 2012 Revolver (up to $250.0 million.) We also repaid the remaining $78.2 million balance of the 2007 Term B Loan. We refer to this transaction as the "2012 Refinancing." Using proceeds from the 2012 Refinancing, on March 8, 2012, the aggregate principal amount of AcquisitionCo Notes outstanding was decreased by $75.0 million, pursuant to a "Dutch Auction" tender offer ("the 2012 Tender Offer.") The 2012 Refinancing and the 2012 Tender Offer resulted in a $171.8 million increase in our outstanding indebtedness. We are required to repay $0.8 million of the 2012 Term B Loan quarterly, beginning in second quarter 2012.
After the effects of the 2012 Refinancing and 2012 Tender Offer, debt maturities over each of the next five years and thereafter are as follows (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$
2012	2.4
2013	3.3
2014	3.3
2015	278.6
2016	3.3
Thereafter	309.4
Total debt	600.3
The debt maturity schedule above does not reflect the effect of any optional repayments we may elect to make on our outstanding debt.
2012 Senior Secured Credit Facilities
On February 29, 2012, Noranda AcquisitionCo entered into the following senior secured credit facilities:

•	a term B loan that matures February 2019 (or earlier, as described below) with an original principal amount of $325.0 million (the "2012 Term B Loan"); and

•
a $250.0 million asset-backed revolving credit facility that matures in February 2017 (or earlier, as described below), which includes borrowing capacity available for letters of credit and for borrowing on same-day notice (the "2012 Revolver").

2012 Term B Loan
The 2012 Term B Loan provides for an initial borrowing of $325.0 million. The 2012 Term B Loan also permits Noranda AcquisitionCo to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $100.0 million and (2) an amount such that, after giving effect to such incremental borrowing, Noranda AcquisitionCo will be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such borrowings.
Obligations of Noranda AcquisitionCo under the 2012 Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo's wholly-owned existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions. NHB Capital LLC ("NHB"), in which we have a 100% ownership interest, is the only unrestricted subsidiary and the only domestic subsidiary that had not guaranteed these obligations. Noranda AcquisitionCo and its subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests shall be second priority with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.
All outstanding principal and interest under the 2012 Term B Loan will be due and payable on the earlier of (i) February 28, 2019 and (ii) 91 days prior to the maturity of the AcquisitionCo Notes, if more than $100.0 million of the principal amount of the AcquisitionCo Notes remains outstanding on such date. The 2012 Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable quarterly, with the balance due on the maturity date.
Noranda AcquisitionCo may prepay amounts outstanding under the 2012 Term B Loan at any time. If such prepayment is made on or prior to the first anniversary of the date of the 2012 Term B Loan as a result of certain refinancing or repricing transactions, Noranda AcquisitionCo shall be required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. Subject to certain exceptions, the 2012 Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of excess cash flow, which percentage is based upon Noranda AcquisitionCo's total net senior secured leverage ratio.
Borrowings under the 2012 Term B Loan bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner (provided such base rate shall not be less than 2.25%) or (b) an adjusted eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate shall not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The 2012 Term B Loan contains certain customary affirmative and negative covenants, restrictions and events of default.
2012 Revolver
Subject to certain exceptions, maximum availability under the 2012 Revolver is equal to the lesser of (1) $250.0 million and (2) a borrowing base ordinarily equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (A) 80% of the lesser of the original cost or market value of eligible inventory and (B) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves; provided that, until delivery of an initial inventory appraisal and field examination, the borrowing base shall be equal to the sum of (x) 65% of the net book value of the borrowers' consolidated accounts receivable and (y) 40% of the net book value

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the borrowers' consolidated inventory. Subject to such limitation, the borrowers may request the issuance of letters of credit, up to an aggregate amount available to be drawn of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the 2012 Revolver. The 2012 Revolver also permits Noranda AcquisitionCo to incur incremental commitments thereunder in an aggregate principal amount of up to $100.0 million. Incremental commitments are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such commitments.
Obligations of the borrowers under the 2012 Revolver are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain customary or agreed-upon exceptions. NHB is the only unrestricted subsidiary and the only domestic subsidiary that had not guaranteed these obligations. Noranda AcquisitionCo and its subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests shall be first priority with respect to accounts receivable, inventory and certain related assets and second priority with respect to all other pledged assets.
All outstanding principal and interest under the 2012 Revolver will be due and payable on the earlier of (1) February 28, 2017 and (2) 91 days prior to the maturity of the AcquisitionCo Notes, if more than $100.0 million of the principal amount of the AcquisitionCo Notes remains outstanding on such date. Noranda AcquisitionCo may prepay amounts, and/or terminate commitments, outstanding under the 2012 Revolver at any time without penalty or premium.
Borrowings under the 2012 Revolver bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin is determined based on Noranda AcquisitionCo's average quarterly excess availability under the 2012 Revolver. The initial applicable margin is 0.75% per annum with respect to base rate borrowings and 1.75% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.
The 2012 Revolver contains certain customary affirmative and negative covenants, restrictions and events of default. If availability under the 2012 Revolver is less than certain minimum threshold amounts, Noranda AcquisitionCo must maintain a minimum fixed charge coverage ratio of 1.00 to 1.00.
At closing, there was no outstanding balance under the 2012 Revolver and approximately $29.4 million in letters of credit outstanding thereunder.
Certain covenants
Certain covenants contained in our debt agreements governing our 2007 and 2012 Senior Secured Credit Facilities and the indentures governing our Notes restrict our ability to take certain actions if we are unable to meet certain ratios of Adjusted EBITDA to fixed charges and Net Debt, Senior Secured Net Debt and Senior First Lien Secured Net Debt to Adjusted EBITDA. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. We met all financial ratio thresholds as of December 31, 2011. In addition to the restrictive covenants described above, upon the occurrence of certain events, such as a change of control, our debt agreements could require that we repay or refinance our indebtedness.
2007 Senior Secured Credit Facilities
Prior to the 2012 Refinancing, Noranda AcquisitionCo was a party to senior secured credit facilities, as follows:

•	a term B loan that matured May 2014 with an original principal amount of $500.0 million, of which $78.2 million remained outstanding as of December 31, 2011 (the "2007 Term B Loan"); and

•
a $250.0 million revolving credit facility that matured in May 2013, which included borrowing capacity available for letters of credit and for borrowing on same-day notice (the "2007 Revolver"). We had no outstanding balance under the revolving credit facility at December 31, 2011. As a result of the revolving credit facility repurchase in 2009, our maximum borrowing capacity was reduced $7.3 million from $250.0 million to $242.7 million. As of December 31, 2011, we had $213.3 million available for borrowing, which is net of $29.4 million outstanding letters of credit.

The 2007 Senior Secured Credit Facilities were guaranteed by us and by all of the existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo not designated as "unrestricted" under the senior secured credit facilities. These guarantees were full and unconditional. NHB Capital LLC ("NHB"), in which we have a 100% ownership interest, is the only unrestricted subsidiary and the only domestic subsidiary that had not guaranteed these obligations. The 2007 Senior Secured Credit Facilities were secured by first priority pledges of all of the equity interests in Noranda AcquisitionCo and all of the equity interests in each of the existing

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo other than subsidiaries of unrestricted subsidiaries. The 2007 Senior Secured Credit Facilities were also secured by first priority security interests in substantially all of the assets of Noranda AcquisitionCo, as well as those of each of our existing and future direct and indirect wholly owned domestic subsidiaries that guaranteed the 2007 Senior Secured Credit Facilities.
2007 Term B Loan
Interest on the loan was based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (1.75% over LIBOR at December 31, 2011) that depended upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA (in each case as defined in the credit agreement governing the 2007 Term B Loan). The interest rate at December 31, 2011 was 2.05%. Interest on the 2007 Term B Loan was payable no less frequently than every six months.
Noranda AcquisitionCo was required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of our Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the 2007 Term B Loan) within 95 days after the end of each fiscal year. The required percentage of Noranda AcquisitionCo’s Excess Cash Flow payable to the lenders under the credit agreement governing the 2007 Term B Loan was able to be reduced from 50% to either 25% or based on Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA ratio (in each case as defined in the credit agreement governing the 2007 Term B Loan) or the principal amount of 2007 Term B Loan that had been repaid. During 2011, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement. The payment due in 2012 would have been $24.2 million; however this amount was repaid in connection with the 2012 Refinancing.
2007 Revolver
Interest on the 2007 Revolver was based either on LIBOR or the prime rate, at Noranda AcquisitionCo’s election, in either case plus an applicable margin (1.75% over LIBOR at December 31, 2011) that depended upon the ratio of Noranda AcquisitionCo’s Senior Secured Net Debt to EBITDA (in each case as defined in the applicable credit facility) and was payable at least quarterly.
In addition to paying interest on outstanding principal under the 2007 Revolver, Noranda AcquisitionCo was required to pay:

•
a commitment fee to the lenders under the 2007 Revolver in respect of unutilized commitments at a rate equal to 0.5% per annum subject to step down if certain financial thresholds were met, 0.38% at December 31, 2011; and

•
additional fees related to outstanding letters of credit under the 2007 Revolver at a rate equal to the margin applicable to loans under the 2007 Revolver of 2.0% per annum, subject to step down if certain financial thresholds were met, 1.75% per annum at December 31, 2011.

Noranda AcquisitionCo Notes
On May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015. The AcquisitionCo Notes mature on May 15, 2015. Through May 15, 2011, Noranda AcquisitionCo was permitted to elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes by paying interest entirely in kind ("PIK interest") or (iii) 50% in cash and 50% in AcquisitionCo PIK Notes interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually. The interest rate at December 31, 2011 was 4.66%.
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
In 2011 and 2010, we issued the following amounts of AcquisitionCo Notes as AcquisitionCo PIK interest due (in millions):

AcquisitionCo Notes issued as PIK interest
$
May 15, 2011	8.9
November 15, 2010	8.9
May 15, 2010	9.1
If the AcquisitionCo Notes would otherwise constitute applicable high yield discount obligations ("AHYDO") within the meaning

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of applicable U.S. federal income tax law, Noranda AcquisitionCo will be required to make mandatory principal redemption payments in cash at such times and in such amounts as is necessary to prevent the AcquisitionCo Notes from being treated as an AHYDO.
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
As of December 31, 2011, we had $350.3 million in principal amount of AcquisitionCo Notes outstanding.
2012 Tender Offer
Pursuant to an Offer to Purchase for Cash, on February 21, 2012, Noranda AcquisitionCo launched a modified “Dutch Auction” tender offer (the "2012 Tender Offer") for up to $75.0 million of its outstanding AcquisitionCo Notes. Noranda AcquisitionCo received tenders prior to 5:00 p.m., New York City time, on March 7, 2012 (the "Early Tender Date"). As the aggregate principal amount of AcquisitionCo Notes tendered prior to the Early Tender Date exceeded $75.0 million, $75.0 million in principal amount of AcquisitionCo Notes were accepted for payment by Noranda AcquisitionCo. Noranda AcquisitionCo paid a total of $75.2 million in principal, interest and fees on March 8, 2012 in connection with the 2012 Tender Offer. As a result of the 2012 Tender Offer, the aggregate principal amount of AcquisitionCo Notes outstanding was decreased by $75.0 million to $275.3 million as of March 8, 2012.
Noranda HoldCo Notes
On June 7, 2007, Noranda HoldCo issued senior floating rate notes due 2014 in aggregate principal amount of $220.0 million, with a discount of 1.0% of the principal amount. While the HoldCo Notes were outstanding, Noranda HoldCo had the option to pay interest: (i) entirely in cash, (ii) in HoldCo Notes PIK interest or (iii) 50% in cash and 50.0% in HoldCo Notes PIK interest. On May 15, 2010, we issued $2.3 million of HoldCo Notes as HoldCo PIK interest due.
During second quarter 2010, we used a portion of the proceeds from our IPO to repurchase and retire all outstanding HoldCo Notes.
Debt repurchase
We did not repurchase any debt during the year ended December 31, 2011.
For the year ended December 31, 2009, we repaid $65.4 million and $9.1 million of aggregate principal balances on the 2007 Term B Loan and 2007 Revolver, respectively, and we repurchased $161.9 million and $194.5 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. The aggregate carrying amount of $426.5 million was repurchased or repaid for $215.3 million, including fees, resulting in a gain on debt repurchase of $211.2 million for the year ended December 31, 2009.
For the year ended December 31, 2010, we repaid $249.9 million and $215.9 million of aggregate principal balances on 2007 Term B Loan and 2007 Revolver, respectively, and we repurchased $66.3 million and $20.6 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. The aggregate carrying amount of $549.2 million was repurchased or repaid for $549.3 million, resulting in a loss on debt repurchase of $0.1 million for the year ended December 31, 2010.
The table below shows (gain) loss on debt repurchases for the years ended December 31, 2010 and 2009. For tax purposes, gains from our 2010 and 2009 debt repurchases will be deferred until 2014, and then included in taxable income ratably from 2014 to 2018. The net carrying amount of debt repurchased or repaid includes principal balance and accrued interest, net of any unamortized discount and deferred financing fees. For the year ended December 31, 2009, the amount paid to repurchase debt included $1.2 million of creditor fees paid to amend our credit agreement in 2009 to allow debt repurchases.
(Gain) loss on debt repurchases were as follows (in millions):

	Year ended December 31, 2010
	HoldCo Notes	AcquisitionCo Notes	2007 Term B Loan	2007 Revolver	Total
	$	$	$	$	$
Net carrying amount of debt repurchased	(65.4)	(20.7)	(247.2)	(215.9)	(549.2)
Amount paid to repurchase debt	66.4	17.1	249.9	215.9	549.3
(Gain) loss on debt repurchase	1.0	(3.6)	2.7	—	0.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2009
	HoldCo Notes	AcquisitionCo Notes	2007 Term B Loan	2007 Revolver	Total
	$	$	$	$	$
Net carrying amount of debt repurchased	(159.8)	(193.3)	(64.5)	(8.9)	(426.5)
Amount paid to repurchase debt	43.7	109.9	55.2	6.5	215.3
(Gain) loss on debt repurchase	(116.1)	(83.4)	(9.3)	(2.4)	(211.2)

11.    RECLAMATION, LAND AND ASSET RETIREMENT OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations. See Note 1, "Accounting Policies" for further information. The current and long-term portions of our reclamation obligation were $2.8 million and $1.8 million , respectively, at December 31, 2011 and $2.8 million and $6.6 million, respectively, at December 31, 2010 and are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
A summary of our reclamation obligations activity at St. Ann follows (in millions):

	Year ended December 31,
	2011	2010
	$	$
Balance, beginning of period	9.4	8.9
Additional liabilities incurred	0.4	1.7
Liabilities settled	(5.2)	(1.9)
Accretion expense	—	0.7
Balance, end of period	4.6	9.4
Land Obligation
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes, and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options ("St. Ann Land Obligation"). See Note 1, "Accounting Policies" for further information. Our current and long-term portions of the St. Ann Land Obligation were $4.3 million and $8.9 million, respectively, at December 31, 2011 and $2.2 million and $4.5 million, respectively, at December 31, 2010 and are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
A summary of our St. Ann Land Obligation activity follows (in millions):

	Year ended December 31,
	2011	2010
	$	$
Balance, beginning of period	6.7	7.7
Additional liabilities incurred	1.8	0.7
Liabilities settled	(0.6)	(0.5)
Revisions to the obligation	5.3	(1.2)
Balance, end of period	13.2	6.7
During 2011, we determined that the information that gave rise to revisions to the land obligation recorded during 2011 was known or knowable at December 31, 2010. As a result cost of goods sold was overstated in the year ended December 31, 2011 by $5.3 million related to revisions to the obligation. We have evaluated the materiality of the error from a qualitative and quantitative perspective in accordance with ASC 250-10-S99-1 "Staff Accounting Bulletin Topics 1.M, Assessing Materiality" and determined it to be immaterial to our 2010 consolidated financial statements. We have further determined that the impact of correcting this error in the current year is not material to our 2011 financial statements. As a result, we have not adjusted any previously issued consolidated financial statements.
Asset Retirement Obligations
Our asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of wastes from its refining process.
The current portion of the liability of $1.8 million and $2.2 million at December 31, 2011 and 2010, respectively, relates to the

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disposal of spent pot-liners at New Madrid and is recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $13.9 million and $12.7 million at December 31, 2011 and 2010, respectively, is included in other long-term liabilities in the accompanying consolidated balance sheets. Asset retirement obligations are estimated based on cash flows discounted at a credit-adjusted risk-free rate.
A summary of our asset retirement obligations activity follows (in millions):

	Year ended December 31,
	2011	2010
	$	$
Balance, beginning of period	14.9	13.4
Additional liabilities incurred	0.9	1.3
Liabilities settled	(0.9)	(0.9)
Accretion	0.8	1.1
Balance, end of period	15.7	14.9
At each of December 31, 2011 and 2010, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.
The ongoing operations at the Gramercy facility generate hazardous materials that are disposed of according to long‑standing environmental permits. We have not recorded an ARO for removing such material that may remain throughout the production process up until closure of the Gramercy facility as we do not currently believe there is a reasonable basis for estimating the liability. Our ability to form a reasonable estimate is impeded as we cannot predict the amount of hazardous materials that will be remaining at the time of such a closure, due to the fact that we are continuously removing and disposing of these materials as they are generated.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of December 31, 2011 and 2010, we recorded undiscounted liabilities of $1.9 million and $2.0 million, respectively, in accrued liabilities and $2.2 million and $2.3 million, respectively, in other long-term liabilities, for remediation of Gramercy’s known environmental conditions. Approximately 2/3 of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represents monitoring costs which will be incurred ratably over a 30 year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on cost. No other responsible parties are involved in any ongoing environmental remediation activities.

12.    PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor OPEB plans for certain employees. These benefits include life and health insurance. In addition, we provide supplemental executive retirement benefits for certain executive officers.
In connection with the Joint Venture Transaction (see Note 22, "Joint Venture Transaction"), we acquired the plans in existence at Gramercy and St. Ann which included defined benefit pension plans and other post-retirement benefit plans. The Noranda plans in existence prior to the Joint Venture Transaction and the Gramercy plans since the date of the Joint Venture Transaction are collectively disclosed as "the Noranda Plans."
Disclosures for the St. Ann Plans since the date of the Joint Venture Transaction are shown separately, as we believe the assumptions related to the St. Ann Plans are significantly different than those of the Noranda Plans.
Noranda Plans
Our pension funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA"). OPEB benefits are funded as retirees submit claims.
We use an annual measurement date of December 31, to determine the pension and OPEB liabilities.
During 2011, we offered early retirement benefits to a limited number of employees at our rolling mill facilities. For the year ended December 31, 2011, we recorded a special termination benefit loss of $0.2 million and $0.5 million within net periodic benefit cost and

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

selling, general and administrative expenses, respectively, for the cost of providing early retirement benefits. In February 2010, we offered early retirement benefits to certain employees in connection with certain workforce and business process restructuring activities (see Note 13, "Restructuring"). For the year ended December 31, 2010, we recognized a special termination benefit loss of $1.6 million within net periodic benefit cost for these benefits.
Noranda Pension Plan assets
Weighted-average asset allocations as of December 31, 2011 and 2010 and the target asset allocations for 2012 were as follows:

	Noranda Pension
	2011	2010	Target 2012
	%	%	%
Fixed income securities	37	34	35
Equity securities	63	66	65
We seek a balanced return on plan assets through a diversified investment strategy. Noranda pension plan assets consist principally of equities and fixed income accounts. In developing the long-term rate of return assumption for plan assets, we evaluated the plans’ historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plans will continue to generate long-term investment returns of approximately 8% per annum.
Noranda OPEB
The Noranda OPEB benefit obligation included estimated health insurance benefits of $0.8 million, $0.8 million and $0.7 million at December 31, 2011, 2010 and 2009, respectively. The healthcare cost trend rates used in developing the periodic cost and the projected benefit obligation are 8% grading to 5% over six years.
The change in benefit obligation and change in plan assets for the Noranda pension plans were as follows (in millions):

	Year ended December 31,
	2011	2010
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	344.7	305.1
Service cost	10.5	9.0
Interest cost	18.3	17.8
Plan changes	0.2	0.1
Actuarial loss	46.1	25.6
Benefits paid	(15.4)	(14.5)
Special termination benefits	0.2	1.6
Benefit obligation, end of period	404.6	344.7

Change in plan assets:
Fair value of plan assets, beginning of period	248.6	212.5
Actual return (loss) on plan assets	(8.3)	30.4
Employer contributions	22.0	20.2
Benefits paid	(15.4)	(14.5)
Fair value of plan assets, end of period	246.9	248.6

Funded status	(157.7)	(96.1)

Weighted-average assumptions:
Discount rate	4.4%	5.3%
Rate of compensation increase	4.0%	4.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in benefit obligation and change in plan assets for the Noranda OPEB plans were as follows (in millions):

	Year ended December 31,
	2011	2010
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	10.0	8.1
Service cost	0.3	0.3
Interest cost	0.5	0.5
Plan changes	—	0.6
Actuarial (gain) loss	1.3	0.9
Benefits paid	(0.5)	(0.4)
Benefit obligation, end of period	11.6	10.0

Change in plan assets:
Fair value of plan assets, beginning of period	0.1	0.1
Employer contributions	0.5	0.4
Benefits paid	(0.5)	(0.4)
Fair value of plan assets, end of period	0.1	0.1

Funded status	(11.5)	(9.9)

Weighted-average assumptions:
Discount rate	4.4%	5.3%
Rate of compensation increase	4.3%	4.3%
The net liability for the Noranda plans was recorded in the consolidated balance sheets as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
Current liability	(0.5)	(0.3)	(0.4)	(0.4)
Long-term liability	(157.2)	(95.8)	(11.1)	(9.5)
Total	(157.7)	(96.1)	(11.5)	(9.9)
In 2012, we expect to reclassify approximately $11.6 million and $0.1 million from AOCI related to the Noranda pension and OPEB plans, respectively, into net income through net periodic cost. Amounts related to the Noranda plans in AOCI were as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
Net actuarial loss	155.0	86.3	1.6	0.4
Prior service cost	2.8	2.9	0.6	0.5
Accumulated other comprehensive loss	157.8	89.2	2.2	0.9

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit costs related to the Noranda Pension Plans included the following (in millions):

	Year ended December 31,
	2011	2010	2009
	$	$	$
Service cost	10.5	9.0	8.0
Interest cost	18.3	17.8	17.0
Expected return on plan assets	(19.5)	(16.8)	(12.5)
Recognized actuarial loss	5.2	5.0	7.2
Amortization of prior service cost	0.4	0.3	0.3
Settlement and termination benefits loss	0.1	1.6	0.6
Net periodic cost	15.0	16.9	20.6

Weighted-average assumptions:
Discount rate	5.3%	5.8%	6.1%
Expected rate of return on plan assets	7.8%	8.0%	8.0%
Rate of compensation increase	4.0%	4.3%	4.3%
Net periodic benefit costs related to the Noranda OPEB plans included the following (in millions):

	Year ended December 31,
	2011	2010	2009
	$	$	$
Service cost	0.3	0.3	0.2
Interest cost	0.5	0.5	0.4
Recognized actuarial (gain) loss	0.1	(0.1)	(0.1)
Amortization of prior service cost (benefit)	(0.1)	0.1	—
Net periodic cost	0.8	0.8	0.5

Weighted-average assumptions:
Discount rate	5.3%	5.8%	6.1%
Rate of compensation increase	4.3%	4.3%	4.3%
The effects of a one percentage point change in the assumed health care cost trend rate on our Noranda OPEB plans’ post‑retirement benefit obligation were as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.8	0.8	0.8
Accumulated post‑retirement benefit obligation	11.5	11.6	11.6
The projected and accumulated benefit obligations in excess of plan assets for our Noranda pension plans were as follows (in millions):

	December 31,
	2011	2010
	$	$
Projected benefit obligation	(404.6)	(344.7)
Accumulated benefit obligation	(388.2)	(331.9)
Fair value of plan assets	246.9	248.6
St. Ann Plans
St. Ann operates a defined benefit pension plan and an OPEB plan. Our post-retirement benefits include life and health insurance and are funded as retirees submit claims.
In April 2010, we announced certain workforce and business process restructuring activities designed to reduce operating costs, conserve liquidity and improve operating efficiencies at St. Ann. Refer to Note 13, "Restructuring" for further information on the restructuring. This restructuring resulted in curtailment gains of $1.5 million and $1.2 million recognized in net periodic pension cost of the St. Ann pension and OPEB plans, respectively, during the year ended December 31, 2010.
We use an annual measurement date of December 31, to determine the pension and OPEB liabilities for the St. Ann Pension Plans.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

St. Ann Pension Plan assets
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
Our St. Ann Pension Plan’s weighted-average asset allocations at December 31, 2011 and 2010 and the target allocations for 2012 by asset category were as follows:

	December 31,		Target 2012
	2011	2010
	%	%	%
Global equity securities	28	28	25
Real estate	5	5	20
Fixed income securities	57	58	50
Other	10	9	5
We seek a balanced return on plan assets through a diversified investment strategy. In developing the long-term rate of return assumption for plan assets, we evaluate the plan’s historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plan’s investments will continue to generate long-term returns of at least 7% per annum.
The change in benefit obligation and change in plan assets for the St. Ann Plans since the Joint Venture Transaction were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	Year ended December 31,		Year ended December 31,
	2011	2010	2011	2010
	$	$	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	18.2	15.7	10.7	6.3
Service cost	0.6	0.5	0.4	0.3
Interest cost	1.4	1.6	0.9	0.7
Contributions by plan participants	0.8	0.7	—	—
Actuarial (gain) loss	0.9	2.2	(4.2)	3.4
Foreign currency changes	—	0.7	(0.1)	0.3
Benefits paid	(0.5)	(3.2)	(0.3)	(0.3)
Benefit obligation, end of period	21.4	18.2	7.4	10.7

Change in plan assets:
Fair value of plan assets, beginning of period	24.1	22.2	—	—
Employer contributions	0.5	0.4	0.3	0.3
Contributions by plan participants	0.8	0.7	—	—
Actual return on plan assets	3.6	2.6	—	—
Benefits paid	(0.5)	(3.2)	(0.3)	(0.3)
Foreign currency changes	(0.1)	1.4	—	—
Fair value of plan assets, end of period	28.4	24.1	—	—

Funded status	7.0	5.9	(7.4)	(10.7)

Weighted-average assumptions:
Discount rate	7.0%	8.0%	7.0%	8.0%
Rate of compensation increase	5.0%	7.0%	5.0%	7.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net asset (liability) for the St. Ann Plans was recorded in the consolidated balance sheets as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
Long-term asset	7.0	5.9	—	—
Long-term liability	—	—	(7.4)	(10.7)
Total	7.0	5.9	(7.4)	(10.7)
Amounts related to the St. Ann Plans in AOCI were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31,		December 31,
	2011	2010	2011	2010
	$	$	$	$
Net actuarial loss	3.8	4.9	0.1	4.5
Prior service cost	—	—	—	—
Accumulated other comprehensive loss	3.8	4.9	0.1	4.5
Net periodic benefit costs related to the St. Ann Pension Plans since the Joint Venture Transaction included the following (in millions):

			Period from
	Year ended December 31,		September 1, 2009 to
	2011	2010	December 31, 2009
	$	$	$
Service cost	0.6	0.5	0.1
Interest cost	1.4	1.6	0.6
Expected return on plan assets	(1.8)	(2.3)	(1.2)
Recognized loss	—	1.5	—
Recognized actuarial loss	0.2	0.1	—
Curtailment gain	—	(1.5)	—
Net periodic cost	0.4	(0.1)	(0.5)

Weighted-average assumptions:
Discount rate	8.0%	13.0%	16.0%
Expected rate of return on plan assets	9.0%	15.0%	17.5%
Rate of compensation increase	7.0%	13.0%	14.0%
Net periodic benefit costs related to the St. Ann OPEB Plan since the Joint Venture Transaction included the following (in millions):

			Period from
	Year ended December 31,		September 1, 2009 to
	2011	2010	December 31, 2009
	$	$	$
Service cost	0.4	0.3	0.1
Interest cost	0.9	0.7	0.2
Expected return on plan assets	—	—	—
Recognized loss	—	1.2	—
Recognized actuarial loss	0.2	—	—
Curtailment gain	—	(1.2)	—
Net periodic cost	1.5	1.0	0.3

Weighted-average assumptions:
Discount rate	8.0%	13.0%	16.0%
Rate of compensation increase	7.0%	13.0%	14.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of a one-percentage-point change in the assumed health care cost trend rate on our St. Ann OPEB plan’s benefit obligation was as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	1.0	1.3	1.5
Projected post‑retirement benefit obligation	6.5	7.4	8.6
As of December 31, 2011 and 2010, St. Ann Pension Plan assets exceeded the projected benefit obligation and the accumulated benefit obligation.
Expected Employer Contributions
Expected contributions approximate $25.0 million and $0.6 million for the Noranda Pension Plans and the St. Ann Pension Plans, respectively, in 2012. We may elect to make additional contributions to the plans.
Expected Future Benefit Payments
The following table provides our estimated future benefit payments for the pension and OPEB plans at December 31, 2011 (in millions):

	Noranda Plans		St. Ann Plans
	Pension benefits	OPEB benefits	Pension benefits	OPEB benefits
Year ended December 31,	$	$	$	$
2012	17.2	0.4	0.8	0.3
2013	18.1	0.4	0.9	0.4
2014	19.0	0.4	0.9	0.4
2015	19.9	0.5	1.0	0.4
2016	20.7	0.4	1.1	0.5
thereafter	118.8	2.9	8.5	3.2
Total	213.7	5.0	13.2	5.2
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

Year ended December 31,	$
2011	3.3
2010	3.3
2009	2.1

13.    RESTRUCTURING
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
These 2010 actions resulted in $7.6 million of pre-tax charges recorded in the year ended December 31, 2010 primarily due to one-time termination benefits and early retirement benefits. These charges were recorded when employee service requirements, if any, were met and are reflected in the consolidated statements of operations as a component of selling, general and administrative expenses. We paid the majority of these restructuring expenses in 2010. We paid the final restructuring expenses of $0.5 million in 2011.

The following table summarizes our restructuring activities (in millions):

Total restructuring liability
$
Balance, December 31, 2009	—
2010 restructuring expense:
Bauxite	3.1
Alumina	1.4
Primary Aluminum	1.6
Flat-Rolled Products	1.1
Corporate	0.4
Total	7.6
Benefits paid in 2010	(7.1)
Balance, December 31, 2010	0.5
Benefits paid in 2011	(0.5)
Balance, December 31, 2011	—
Restructuring costs are recorded in accrued liabilities on the consolidated balance sheets. The restructuring liability as of December 31, 2010 did not include $1.6 million of special termination benefits recorded during the first quarter 2010 in net periodic pension cost.

14.    DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.
Fixed price aluminum swaps. In 2007 and 2008, we implemented a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the Primary Aluminum segment through the use of fixed price aluminum sale swaps. In addition, during first quarter 2009, we entered into fixed price aluminum purchase swaps to lock in a portion of the favorable market position of our fixed price aluminum sale swaps. In March 2009, we entered into a hedge settlement agreement with Merrill Lynch to provide a mechanism for us to monetize our favorable net fixed price swap positions to fund debt repurchases, subject to certain limitations.
At the closing of our IPO in May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. As of December 31, 2011, we have no outstanding fixed price aluminum swaps.
Fixed price customer arrangements. From time to time, we enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Prior to fourth quarter 2011, we made a determination under ASC 815-10-15 "Derivatives and Hedging" to elect normal sale accounting on our sales contracts. Beginning in fourth quarter 2011, we began to decline electing normal sale accounting on certain of these customer contracts and began to record those contracts as derivatives ("fixed price aluminum customer contracts"). Because these fixed price customer contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable price aluminum swap contracts ("variable price aluminum offset swaps") with various brokers, typically for terms not greater than one year.
As of December 31, 2011, our outstanding fixed price aluminum customer contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2012	1.06	37.1
As of December 31, 2011, our outstanding variable price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2012	0.99	72.4
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps, by purchasing

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. As of December 31, 2011, our outstanding natural gas swaps were as follows:

	Average price per million BTU’s	Million BTU’s hedged
Year	$	(in millions)
2012	7.46	8.1
Interest rate swaps. We have floating-rate debt, which is subject to variations in interest rates. We had interest rate swap agreements to limit our exposure to floating interest rates through November 15, 2011. As of December 31, 2011, we have no outstanding interest rate swaps.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	December 31,
	2011	2010
	$	$
Fixed price aluminum customer contracts	2.0	—
Variable price aluminum offset swaps	(7.5)	3.1
Natural gas swaps	(33.5)	(40.3)
Interest rate swaps	—	(4.4)
Total	(39.0)	(41.6)
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

	December 31,
	2011	2010
	$	$
Current derivative assets	2.5	3.4
Current derivative liabilities	(41.4)	(26.6)
Current derivative assets (liabilities), net	(38.9)	(23.2)
Long-term derivative assets	—	0.1
Long-term derivative liabilities	(0.1)	(18.5)
Long-term derivative assets (liabilities), net	(0.1)	(18.4)
The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not (in millions):

	December 31, 2011				December 31, 2010
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Fixed price aluminum customer contracts	—	—	2.0	—	—	—	—	—
Variable price aluminum offset swaps	—	—	0.5	(8.0)	—	—	3.5	(0.4)
Natural gas swaps	—	(21.9)	—	(11.6)	—	(23.0)	—	(17.3)
Interest rate swaps	—	—	—	—	—	—	—	(4.4)
Total	—	(21.9)	2.5	(19.6)	—	(23.0)	3.5	(22.1)
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

•	Fixed price aluminum swaps. From January 1, 2008 to January 29, 2009, fixed price aluminum-swaps were designated and

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the net amount of unrealized gains (losses) on cash flow hedges that were reported as a component of AOCI at December 31, 2011, and the expected timing of those amounts being reclassified into earnings (in millions):

	Amounts expected to be reclassified into earnings		Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI at
	January 1, 2012	Thereafter
	to
	December 31, 2012		December 31, 2011
	$	$	$
Fixed price aluminum customer swaps	109.3	6.7	116.0
Natural gas swaps	(21.9)	—	(21.9)
Total	87.4	6.7	94.1
Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI; however these amounts were not material for the periods presented. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gains (losses) on hedging activities in the consolidated statements of operations.
The following table presents how our hedging activities affected our consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Year ended December 31, 2011:
Fixed price aluminum swaps	(114.0)	—	(114.0)
Fixed price aluminum customer contracts	—	(2.0)	(2.0)
Variable price aluminum offset swaps	—	9.2	9.2
Natural gas swaps	15.3	4.9	20.2
Interest rate swaps	—	0.2	0.2
Total	(98.7)	12.3	(86.4)
Year ended December 31, 2010:
Fixed price aluminum swaps	(86.9)	0.6	(86.3)
Variable price aluminum offset swaps	—	0.9	0.9
Natural gas swaps	4.8	12.9	17.7
Interest rate swaps	—	2.1	2.1
Total	(82.1)	16.5	(65.6)
Year ended December 31, 2009:
Fixed price aluminum swaps	(172.3)	47.6	(124.7)
Variable price aluminum offset swaps	—	(12.2)	(12.2)
Natural gas swaps	—	21.4	21.4
Interest rate swaps	—	3.7	3.7
Total	(172.3)	60.5	(111.8)

15.    SHAREHOLDERS' EQUITY
In connection with the IPO, pursuant to our amended and restated certificate of incorporation, our authorized capital stock increased from 100.0 million to 225.0 million, of which 200.0 million ($0.01 par value) is designated as common stock and 25.0 million (at $0.01 par value) is designated as preferred stock. As of December 31, 2011 and 2010, no preferred stock was outstanding.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 16, 2010, our Board of Directors approved a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. Stockholders of record at the close of business on April 19, 2010, were issued one additional share of common stock for each share owned by such stockholder as of that date. The additional shares were issued on April 20, 2010. The stock split increased the number of shares of common stock outstanding from approximately 21.9 million to approximately 43.8 million. All share and per share amounts shown in the consolidated financial statements and related notes reflect the split. The total number of authorized common shares and the par value thereof were not changed by the split.
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
Cash Dividend
On November 1, 2011, the Board declared a regular quarterly cash dividend of $0.03 per share on our outstanding shares of common stock. In addition, on November 1, 2011, the Board declared a supplemental cash dividend of $1.00 per share on our outstanding common stock. The regular and supplemental dividends were paid on November 22, 2011 to shareholders of record as of the close of business on November 14, 2011.
Cash payments related to the November 2011 regular and supplemental dividends totaled approximately $71.1 million in aggregate, comprising $69.3 million of dividends on outstanding shares of common stock and $1.8 million to holders of stock options. We paid these amounts entirely from available cash balances.
On February 15, 2012, the Board declared a regular quarterly dividend of$0.04 per share to be paid on March 21, 2012 to shareholders of record as of February 27, 2012. The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in the Company's financial condition and cash needs could result in dividends being declared in different amounts, or not at all.
On February 29, 2012, the Board declared a supplemental dividend of $1.25 per share to be paid on March 19, 2012 to shareholders of record as of March 12, 2012.  Cash payments related to the supplemental dividend will total approximately $88 million in aggregate.  We expect to pay these amounts from the net proceeds from the 2012 Refinancing discussed above.

16.    SHARE-BASED PAYMENTS
Common Stock Subject to Redemption
As part of his March 2008 employment agreement, our Chief Executive Officer ("CEO") agreed to purchase 200,000 shares of common stock at $10.00 per share, for a total investment of $2.0 million. As amended in October 2010, his employment agreement provides that shares purchased carry a redemption feature which guarantees total realization on these shares of at least $8.0 million (since reduced to $7.3 million to reflect dividends to date) in the event a change in control occurs prior to March 3, 2013 and the CEO remains employed with us through the 12-month anniversary of such change in control or experiences certain qualifying terminations of employment.
Because of the existence of the conditional redemption feature, the carrying value of these 200,000 shares of common stock is reported outside of permanent equity. In accordance with FASB ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718"), the carrying amount of the common stock subject to redemption is reported as the $2.0 million proceeds. The carrying value of that common stock is not adjusted to the $7.3 million redemption amount because it is not considered probable that a change in control event will take place prior to March 3, 2013.
Noranda Long-Term Incentive Plans
We recorded stock compensation expense as follows (in millions):

	Year ended December 31,
	2011	2010	2009
	$	$	$
Stock options	2.5	5.8	1.5
Restricted stock and restricted stock unit equity awards	2.1	0.1	—
Restricted stock unit liability awards	0.7	—	—
Total stock compensation expense before income taxes	5.3	5.9	1.5
Income tax benefit	(1.9)	(2.1)	(0.6)
Total stock compensation expense, net of income taxes	3.4	3.8	0.9

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We reserved 3,800,000 shares of common stock for issuance under our Noranda 2007 Long-Term Incentive Plan. Employees and non‑employee directors held 1,637,431 options at December 31, 2011. The investor director provider group held 140,000 options at December 31, 2011. The investor director provider group consists of the six full-time employees of our principal shareholders affiliated with Apollo Management VI ("Apollo") who serve on our Board . Common stock shares awarded or sold to employees and non-employee directors under the plan, including exercised stock options, totaled 1,394,824 shares through December 31, 2011. We had 627,745 shares available for issuance under the 2007 Long-Term Incentive Plan as of December 31, 2011.
We reserved 5,200,000 shares of common stock for issuance under our Noranda 2010 Incentive Award Plan. As of December 31, 2011, employees and non-employee directors held 449,111 unvested service-vesting restricted stock units awards ("RSUs"), 30,354 shares of restricted stock and a target amount of 260,866 performance-vesting RSUs. The outstanding award amounts include dividend equivalent units issued to restricted stock and RSU holders in connection with the cash dividend paid to shareholders discussed in Note 15, "Shareholders' Equity". The number and grant date fair value of the performance awards to be issued, a maximum of 521,732 awards, will be based on Company performance for the years 2011 through 2013. A total of 65,014 service-vesting RSUs have vested as of December 31, 2011. We reacquired 2,015 shares upon vesting based on employee elections to use shares to pay for income taxes on the shares vested. We had 4,396,670 shares available for issuance under the 2010 Incentive Award Plan as of December 31, 2011.
In 2011, we granted 90,000 cash-settled service-vesting RSUs ("the investor director provider RSUs,") in lieu of RSUs that would otherwise be granted under the director compensation program and 12,443 dividend equivalent units to the investor director provider group. In December 2011, 68,295 of these investor director provider RSUs vested. The remainder will vest in June 2012, subject to the continued service of the Apollo employees as our directors. We make a cash payment to Apollo equal to the fair market value of the outstanding investor director provider RSUs on the vesting dates. We account for the investor director provider RSUs as liability awards. We remeasure the fair value of the liability at each reporting date and adjust stock compensation expense so that the amount ultimately recorded as stock compensation expense will equal the cash paid on the vesting date (see Note 4, "Fair Value Measurements"). As of December 31, 2011, we had paid Apollo $0.5 million related to the vested RSUs and had $0.2 million in accrued liabilities in the accompanying consolidated balance sheets for these awards.
In May 2010, in connection with the Company’s IPO, stock options were modified to remove a call option which had created an implicit seven year vesting period. The effect of this modification was to accelerate expense recognition for certain fully-vested options and to change the amount of expense to be recognized based on an assumed forfeiture rate. We recognized $3.2 million of compensation expense during the year ended December 31, 2010 in connection with this modification. The modification also shortened the period over which compensation expense is recognized for service awards which continue to vest, resulting in an immaterial amount of additional compensation expense during the year ended December 31, 2010.
In October 2010, stock options were modified in accordance with the terms of separation agreements for certain employees. The effect of this modification was to accelerate expense recognition to reflect the modified vesting schedule of the options. We recognized $1.1 million of compensation expense during the year ended December 31, 2010 in connection with these modifications.
Our stock option activity and related information follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)	Common shares	Weighted-average exercise price
		$	$		$
Outstanding, December 31, 2008	1,820,448	1.90		140,000	9.00
Granted	344,852	0.98		—	—
Forfeited	(35,410)	2.00		—	—
Outstanding, December 31, 2009	2,129,890	1.75		140,000	9.00
Granted	35,400	2.18		—	—
Exercised	(28,329)	2.00	0.3	—	—
Forfeited	(49,905)	1.51		—	—
Outstanding, December 31, 2010	2,087,056	1.76		140,000	9.00
Exercised	(426,263)	1.57	5.3	—	—
Forfeited	(23,362)	1.67		—	—
Outstanding, December 31, 2011	1,637,431	1.81	13.4	140,000
Fully vested and exercisable, December 31, 2011 (weighted-average remaining contractual term of 5.8 years each)	1,080,780	2.05	6.7	140,000	9.00
Options that were not in-the-money at December 31, 2011, and therefore have a negative intrinsic value, have been excluded from

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate intrinsic value calculations.
We estimated the grant date fair value of stock options using the Black-Scholes-Merton option pricing model. We did not grant stock options in 2011. The following table summarizes the assumptions used concerning our stock option grants:

	Year ended December 31,
	2010	2009
	Employee	Employee
Expected price volatility	90.9%	77.3%
Risk-free interest rate	3.1%	3.3%
Weighted-average expected lives in years	7.5	7.5
Weighted-average fair value	$1.76	$0.56
Dividend yield	—	—
Expected price volatility was based on the historical volatility of representative peer companies’ stocks. The expected term assumption at the grant date was generally based on historical patterns of forfeitures and the contractual term of the option as well as forward looking factors, plus an estimated additional holding period until options are exercised. Expected dividend yield was based on management’s expectation of no dividend payments. Risk free interest rates were based on the U.S. Treasury yield curve in effect at the grant dates.
Our employee and non-employee director RSU and restricted stock activity was as follows:

	Service-vesting RSUs		Performance -vesting RSUs	Restricted stock
	# RSUs	Weighted-average grant date fair value	# RSUs (target)	# shares	Weighted average grant date fair value
		$			$
Non‑vested, December 31, 2009	—	—	—	—	—
Granted	103,524	11.63	—	—	—
Non‑vested, December 31, 2010	103,524	11.63	—	—	—
Granted	405,403	15.32	248,038	26,762	6.99
Dividend equivalent units granted	62,879	7.45	31,856	3,592	7.45
Vested (aggregate intrinsic value of $0.5 million)	(65,014)	11.54	—	—	—
Forfeited	(57,681)	13.79	(19,028)	—	—
Non-vested, December 31, 2011 (aggregate intrinsic value of $6.1 million)	449,111	14.11	260,866	30,354	7.04
Our investor director provider RSU activity was as follows:

# RSUs
Non‑vested, December 31, 2010	—
Granted	90,000
Dividend equivalent units granted	12,443
Vested	(68,295)
Non‑vested, December 31, 2011	34,148
We determined grant date fair value of service-vesting RSUs and restricted stock based on the closing price of our common stock on the grant date. We estimated a forfeiture rate for service-vesting RSUs based on the historical forfeiture rate for employee stock option grants of comparable size. We expect all non-employee director and investor director provider RSUs and restricted stock to vest. Dividend equivalent units vest on the same schedule as the related RSUs. Service-vesting RSUs and restricted stock will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. We recognize stock compensation expense on a straight-line basis over the three year vesting period.
As of December 31, 2011, unrecognized stock compensation expense related to non-vested options, service-vesting RSUs, restricted stock and investor director provider RSUs was $4.8 million. We will recognize this amount over a weighted-average period of 1.6 years. We have not yet recognized stock compensation expense for performance-vesting RSUs because the performance conditions have not been determined as of December 31, 2011.
Total fair value of options that vested for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $2.1 million and

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1.4 million, respectively. Total fair value of vested service-vesting RSUs was $0.8 million for the year ended December 31, 2011. No restricted stock or performance-vesting RSUs were vested as of December 31, 2011.

17.    NET INCOME PER COMMON SHARE
We present both basic and diluted EPS on the face of our consolidated statements of operations. Basic and diluted EPS are calculated as follows (in millions, except per share):

	December 31,
	2011	2010	2009
Net income	$140.9	$66.9	$101.4
Weighted-average common shares outstanding:
Basic	67.06	51.56	43.53
Effect of dilutive options	1.29	1.24	—
Diluted	68.35	52.80	43.53
Net income per common share:
Basic	$2.10	$1.30	$2.33
Diluted	$2.06	$1.27	$2.33
Certain stock options whose terms and conditions are described in Note 16, "Share-Based Payments" could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those anti-dilutive options are as follows (in millions):

	December 31,
	2011	2010	2009
Antidilutive options	0.05	0.10	2.27

18.    INCOME TAXES
The components of income before income taxes were as follows (in millions):

	Year ended December 31,
	2011	2010	2009
	$	$	$
United States	178.3	91.6	129.9
Foreign	8.0	10.3	30.1
Total	186.3	101.9	160.0
Income tax expense was as follows (in millions):

	Year ended December 31,
	2011	2010	2009
	$	$	$
Current:
Federal	63.7	18.9	(0.4)
Foreign	2.7	—	—
State	3.4	1.3	1.0
Current, total	69.8	20.2	0.6
Deferred:
Federal	(22.1)	11.9	53.6
Foreign	(0.8)	2.8	(0.6)
State	(1.5)	0.1	5.0
Deferred, total	(24.4)	14.8	58.0
Total	45.4	35.0	58.6
As of December 31, 2011, we have state net operating loss carryforwards of approximately $125.3 million expiring in years 2017 through 2029. In addition, as of December 31, 2011, we have state tax credit carryforwards of $1.6 million expiring in years 2012 through

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2026.
FASB ASC Topic 740, Income Taxes ("ASC Topic 740"), requires a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. For the year ended December 31, 2011, we decreased our valuation allowance by $8.6 million which consists of a $10.0 million release related primarily to capital loss carryforwards which were either utilized in 2011 or expired pursuant to the relevant statute of limitations, partially offset by a $1.4 million increase for our deferred tax assets, primarily state net operating loss carryforwards. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded.
As of December 31, 2011, we have not provided for withholding or United States federal income taxes on approximately $45.4 million of accumulated undistributed earnings of our foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, an approximately $1.2 million deferred income tax liability would have been provided.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2011	2010
	$	$
Deferred tax liabilities:
Property related	141.5	150.7
Debt related	74.5	75.7
Investments	43.6	50.0
Inventory	10.2	17.5
Intangibles	13.3	21.3
Derivatives	27.9	68.8
Other	2.0	1.2
Total deferred tax liabilities	313.0	385.2
Deferred tax assets:
Compensation related	74.6	54.0
Capital and net operating loss carryforwards	5.3	14.9
Foreign and state tax credit carryforwards	1.1	1.7
Other	2.3	5.2
Total deferred tax assets	83.3	75.8
Valuation allowance for deferred tax assets	(5.6)	(14.2)
Net deferred tax assets	77.7	61.6
Net deferred tax liability	235.3	323.6
Reconciliation of Income Taxes
The reconciliation of the income taxes, calculated at the rates in effect, with the effective tax rate shown in the statements of operations, was as follows:

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011	2010	2009
	%	%	%
Federal statutory income tax rate	35.0	35.0	35.0
Reconciling items between federal statutory income tax rate and effective tax rate:
State and local income taxes, net of federal benefit	0.7	0.8	2.3
Equity method investee income	—	—	(0.2)
Internal Revenue Code Sec. 199 manufacturing deduction	(3.9)	(1.8)	—
Goodwill impairment	—	—	23.9
Bargain purchase accounting	—	—	(25.3)
Federal valuation allowance	(5.4)	—	—
Reserve for uncertain tax positions	(2.6)	0.2	0.2
Other permanent items	0.6	0.1	0.7
Effective tax rate	24.4	34.3	36.6
The Apollo Acquisition was consummated on May 18, 2007, when Noranda AcquisitionCo acquired the Noranda Aluminum business of Xstrata (Schweiz) A.G. or ("Xstrata") by acquiring the stock of Noranda Intermediate Holding Corporation ("Noranda Intermediate,)" which owned all of the outstanding shares of Noranda Aluminum, Inc. In connection with the Apollo Acquisition, Xstrata generally agreed to indemnify us for taxes imposed on Noranda Intermediate and its subsidiaries with respect to periods ending on or prior to the date of the Apollo Acquisition. At December 31, 2010 and December 31, 2011, we had a receivable of $4.5 million and $0.1 million, respectively, from Xstrata equal to our provision for uncertain tax positions (net of federal benefits) for income taxes of Noranda Intermediate and its subsidiaries for periods ending on or prior to the date of the Apollo Acquisition. The net decrease of $4.4 million in the year ended December 31, 2011 consists of a $4.5 million decrease as a result of the expiration of the statute of limitations with respect to certain income tax returns, partially offset by an increase of $0.1 million for additional amounts related to prior period tax positions.
As of December 31, 2011 and December 31, 2010, we had unrecognized tax benefits (including interest) of approximately $2.1 million and $11.8 million, respectively. The net decrease of $9.7 million in the year ended December 31, 2011 consists of a $9.9 million decrease as a result of the expiration of the statute of limitations with respect to certain income tax returns, partially offset by an increase of $0.2 million for additional amounts related to prior period tax positions, resulting in a $6.3 million reduction (net of federal benefits) in income tax expense.
Changes in amounts of unrecognized tax benefits were as follows (in millions):

	December 31,
	2011	2010	2009
	$	$	$
Beginning of period	10.2	10.2	10.1
Tax positions related to the current period:
Gross additions	—	0.3	0.1
Gross reductions	—	—	—
Tax positions related to prior years:
Gross additions	—	—	—
Gross reductions	—	—	—
Settlements	—	—	—
Lapses on statute of limitations	(8.2)	(0.3)	—
End of period	2.0	10.2	10.2
The total amounts of net unrecognized tax benefits as of December 31, 2011 and December 31, 2010 that, if recognized, would impact the effective tax rate were $1.4 million and $7.7 million, respectively. Within the next twelve months, we estimate that the unrecognized benefits could change by approximately $0.2 million as a result of tax audit closings, settlements, and the expiration of the statute of limitations with respect to returns in various jurisdictions. We elected to accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2011 and December 31, 2010, we have accrued interest and penalties related to unrecognized tax benefits of approximately $0.1 million and $1.6 million, respectively.
We file a consolidated federal and various state income tax returns. The earliest year open to examination in the Company's major jurisdictions is 2008 for federal and state income tax returns.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS
In connection with the Apollo Acquisition, we entered into a management consulting and advisory services agreement with our principal stockholders (affiliated with Apollo Management VI, L.P.) for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provided for annual fees of $2.0 million, payable in one lump sum annually. Historically, we expensed approximately $0.5 million of such fees each quarter within selling, general and administrative expenses in our consolidated statements of operations. Upon completion of our initial public offering in second quarter 2010, as permitted by the terms of that management agreement, Apollo terminated the agreement and received a $13.5 million fee from the Company. This payment consisted of $1.0 million in management fees accrued in 2010 prior to the termination of the management agreement, and $12.5 million in accelerated management fees due upon termination of the management agreement. Such fee is included in selling, general and administrative expenses in our consolidated statements of operations.
We sell flat-rolled products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in millions):

Year ended December 31,	$
2011	9.0
2010	10.6
2009	6.2
We have historically sold flat-rolled products to Richardson Trident Co., which was acquired in first quarter of 2011 by Metals USA Holdings Corp, a portfolio company of Apollo. Sales to Metals USA Holdings Corp. and its subsidiaries were as follows (in millions):

Year ended December 31,	$
2011	19.4
2010	11.4
2009	8.6
Accounts receivable from related parties were as follows:

	Year ended December 31,
	2011	2010
	$	$
Berry Plastics Corporation	0.4	0.7
Metals USA Holdings Corp.	3.7	2.6
Until the Joint Venture Transaction on August 31, 2009 (see Note 22, "Joint Venture Transaction") Gramercy was our 50% owned joint venture and purchases of alumina from Gramercy were considered related party transactions. Related party purchases from Gramercy prior to the Joint Venture Transaction were as follows (in millions):

$
Period from January 1, 2009 to August 31, 2009	56.0

20.    NON-CONTROLLING INTEREST
Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners ("NJBP"), in which the GOJ holds a 51% interest. NJBP mines bauxite, approximately 50% of which was sold to Gramercy during 2011, with the remaining majority sold to Sherwin Alumina Company.
St. Ann is a party to several agreements (collectively, the "Mining Agreements") with the GOJ. St. Ann and the GOJ have equal voting rights in NJBP’s executive committee. St. Ann manages the mining operations under a management agreement. St. Ann receives bauxite from NJBP at NJBP’s cost and pays the GOJ a return on its investment in NJBP through fees paid by NBL pursuant to an establishment agreement that defines the negotiated fiscal structure. St. Ann has a special mining lease with the GOJ for the supply of bauxite. The lease ensures access to sufficient reserves to allow St. Ann to ship annually 4.5 million dry metric tonnes ("DMT") of bauxite from mining operations in a specified concession area through September 30, 2030. We have reached agreement with the GOJ to mine 5.4 million DMT during 2012.
In return for these rights, St. Ann is required to pay fees called for in the establishment agreement consisting of:

•
Dedication fee — Base dedication fee of $0.6 million per year is tied to a total land base of 13,820 acres. The sum actually paid will vary with the current total of bauxite lands owned by the GOJ which is being used by NJBP expressed as a proportion

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the total land base.

•	Depletion fee — A base depletion fee of $0.2 million is paid on a base shipment of 4.0 million DMT per annum. Variations in amounts paid will be proportional to changes in shipments.

•	Asset usage fee — St. Ann also pays the GOJ 10% annually in respect of the GOJ’s 51% share of the mining assets.

•
Production levy — A production levy determined using the average realized price of primary aluminum as determined by regulation of the GOJ, is applied to all bauxite shipped from Jamaica other than sales to the GOJ and its agencies.

•
Royalty — Royalties are payable to any person for the mining of bauxite at a rate of U.S. $1.50 per dry metric tonnes of monohydrate bauxite shipped and U.S. $2.00 per dry metric tonnes of trihydrate bauxite shipped, provided that during any period when the production levy is payable the royalty shall be at a rate of U.S. $0.50 per dry metric tonnes.

As of December 31, 2011 and 2010, we recorded accrued liabilities of $4.7 million and $4.0 million, respectively, for these fees. We had no prepaid GOJ royalties as of December 31, 2011; however, we recorded $2.3 million of prepaid GOJ royalties in prepaid expenses as of December 31, 2010.
On December 31, 2009, NBL arrived at an understanding with the GOJ to amend the establishment agreement. This amendment sets the fiscal regime structure of the establishment agreement from January 1, 2009 through December 31, 2014. The amendment provides for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. If we do not meet our commitment to the GOJ regarding these expenditures, we would owe to the GOJ a penalty that could be material to our consolidated financial statements. We believe there is a remote possibility that we will not meet the commitment. We signed the formal amendment with the GOJ on the fiscal structure in June 2010, which did not change the cost structure from the agreement reached in 2009. The terms of the agreement required us to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011.
We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from St. Ann (royalties, production and asset usage fees, etc.). Therefore, we consolidate NJBP into our consolidated financial statements beginning with the date of the Joint Venture Transaction. On January 1, 2010, we adopted Accounting Standards Update No. 2009-17, "Improvements in Financial Reporting by Enterprises Involved with Variable Interest Entities," ("ASU 2009-17") which replaced a quantitative approach for determining the primary beneficiary with a qualitative approach and did not change our previous conclusion that St. Ann is NJBP’s primary beneficiary. Due to the consolidation of NJBP, the following amounts are included in our consolidated balance sheets (in millions):

	December 31, 2011			December 31, 2010
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	1.9	—	1.9	0.5	—	0.5
Accounts receivable, net	11.2	(11.2)	—	16.1	(16.1)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	12.0	—	12.0	8.6	—	8.6
Other current assets	2.1	—	2.1	1.4	—	1.4
Property, plant and equipment, net	38.4	—	38.4	38.4	—	38.4
Other assets	5.2	—	5.2	2.7	—	2.7
Accounts payable	(50.1)	42.8	(7.3)	(43.1)	36.0	(7.1)
Accrued liabilities	(4.3)	—	(4.3)	(4.6)	—	(4.6)
Environmental, land and reclamation liabilities	(4.6)	—	(4.6)	(8.3)	—	(8.3)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
NBP’s net investment and advances to NJBP	5.8	31.6	37.4	5.7	19.9	25.6
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21.    2009 INSURANCE CLAIM
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
The line item titled "Excess insurance proceeds" reflects the residual insurance recovery after applying total expected proceeds recognized against the losses incurred through September 30, 2009. We incurred costs in the fourth quarter of 2009 of $3.3 million related to bringing production back to full capacity. The excess insurance proceeds are not intended to represent a gain on the insurance claim, but only a timing difference between expected proceeds recognized and claim-related costs incurred.

22.    JOINT VENTURE TRANSACTION
On August 31, 2009, we became the sole owner of both Gramercy and St. Ann. Prior to the Joint Venture Transaction, our 50% investment interests in the joint ventures were accounted for by the equity method. The results of operations related to Gramercy and St. Ann are included in our consolidated financial statements from the transaction closing date.
Gain Calculation
We measured the fair value of assets acquired and liabilities assumed in the Joint Venture Transaction utilizing valuation techniques based on the nature of the asset or liability being measured and the reliability of inputs used in arriving at fair value. Note 4, "Fair Value Measurements" for further discussion of significant assumptions used in measuring these fair values. Expenses related to the Joint Venture Transaction such as valuation, legal and consulting costs are included in selling, general and administrative expenses.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of the gain on business combination is summarized below (in millions):

	August 31, 2009
	$	$
Gain on business combination from acquired interests:
Transaction date fair value of our previous 50% equity interest:
Transaction date carrying value of our previous 50% equity interest	126.8
Revaluation of our previous 50% equity interest	18.5	145.3
Non‑controlling interest in NJBP (see Note 20, “Non-Controlling Interest”)		6.0
Total transaction date fair value of our previous 50% equity interest		151.3

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	11.1
Accounts receivable, net	61.3
Inventories, net	59.2
Property, plant and equipment, net	195.8
Other intangible assets, net	19.8
Other assets	33.8
Deferred tax liabilities	(43.6)
Accounts payable and accrued liabilities and other long-term liabilities	(58.5)
Environmental, land and reclamation liabilities	(25.7)
Other long-term liabilities	(0.1)	253.1
Total gain on business combination from acquired interest		101.8

Total gain on business combination from joint venture transaction:
Gain on business combination from acquired interests		101.8
Gain on business combination related to revaluing our previous 50% equity interest		18.5
Total gain on business combination from joint venture transaction:		120.3
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
Pro forma Information
The following table presents the unaudited pro forma condensed statements of operations data for the year ended December 31, 2009 and reflects the results of operations as if the Joint Venture Transaction had been effective January 1, 2009. These amounts have been calculated by adjusting the results of Gramercy and St. Ann to reflect the additional inventory cost, depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied on January 1, 2009, together with the consequential tax effects. The unaudited pro forma financial information is not intended to represent the consolidated results of operations we would have reported if the acquisition had been completed at January 1, 2009, nor is it necessarily indicative of future operating results.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma condensed statements of operations are presented below (in millions, except per share data):

Pro forma Year ended December 31,
2009
Sales	$879.1
Operating loss	(175.0)
Net income	19.2
Net income per common share:
Basic	$0.44
Diluted	$0.44
Weighted-average common shares outstanding:
Basic	43.53
Diluted	43.53
Investment in Affiliates
Prior to the Joint Venture Transaction, and through August 31, 2009, we held a 50% interest in Gramercy and in St. Ann.
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

Period from
January 1, 2009
to
August 31, 2009
$
Net sales	208.1
Gross profit	5.5
Net income	9.9
Net sales included sales to related parties, which include alumina sales to us and our previous joint venture partner and Bauxite sales from St. Ann to Gramercy (in millions):

Period from
January 1, 2009
to
August 31, 2009
$
St. Ann to Gramercy	29.1
St. Ann to third parties	20.0
Gramercy to us and our joint venture partner	112.1
Gramercy to third parties	46.9
Impairment of investment in affiliates
In first quarter 2009, in response to the global economic contraction and the New Madrid power outage, production was partially curtailed at Gramercy and St. Ann. These partial curtailments led us to evaluate our investment in the joint ventures for impairment in first quarter 2009, which resulted in a $45.3 million write-down ($39.3 million for St. Ann and $6.0 million for Gramercy). In second quarter 2009, we recorded a $35.0 million impairment charge related to our equity method investment in St. Ann. This impairment reflects second quarter 2009 revisions to our assumptions about St. Ann’s future profitability and cash flows. Each impairment is recorded within equity in net (income) loss of investments in affiliates in the consolidated statements of operations.
Our analysis included assumptions about future profitability and cash flows of the joint ventures, which we believe to reflect our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations, and it is at least reasonably possible that the assumptions employed by us will be materially different from the actual amounts or results. See Note 4, "Fair Value Measurements" for further discussion of significant assumptions used.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying Value Compared To Underlying Equity
Prior to the Joint Venture Transaction, the excess of the carrying values of our share of the joint venture investments over the amounts of underlying equity in net assets was amortized on a straight-line basis for each affiliate as part of recording our share of each joint venture’s earnings or losses. Amortization expense recorded in equity in net (income) loss of investments in affiliates during the period from January 1, 2009 to August 31, 2009 was $4.3 million.

23.    SUBSIDIARY ISSUER OF GUARANTEED NOTES
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
The following consolidating financial statements present separately the financial condition and results of operations and cash flows (condensed) for Noranda HoldCo (as parent guarantor), Noranda AcquisitionCo (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors (NHB and St. Ann) and eliminations. These consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3.3	31.3	3.3	4.8	—	42.7
Accounts receivable, net:
Trade	—	—	102.5	5.1	—	107.6
Affiliates	21.7	11.9	0.7	21.6	(55.9)	—
Inventories, net,	—	—	163.5	24.3	(1.3)	186.5
Prepaid expenses	0.2	—	6.4	6.7	—	13.3
Other current assets	—	—	33.2	8.1	—	41.3
Total current assets	25.2	43.2	309.6	70.6	(57.2)	391.4
Investments in affiliates	428.3	1,457.5	—	—	(1,885.8)	—
Advances due from affiliates	—	91.9	682.5	63.4	(837.8)	—
Property, plant and equipment, net	—	—	642.5	57.3	—	699.8
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	73.1	—	(6.0)	67.1
Other assets	—	8.1	53.0	20.5	—	81.6
Total assets	453.5	1,600.7	1,898.3	211.8	(2,786.8)	1,377.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	88.3	7.6	—	95.9
Affiliates	—	21.7	21.6	12.6	(55.9)	—
Accrued liabilities	0.2	2.4	63.4	21.3	—	87.3
Taxes payable	1.7	—	0.6	0.3	—	2.6
Derivative liabilities net	—	—	40.9	—	—	40.9
Deferred tax liabilities	0.1	—	35.8	—	—	35.9
Current portion of long-term debt	—	2.4	—	—	—	2.4
Total current liabilities	2.0	26.5	250.6	41.8	(55.9)	265.0
Long-term debt	—	426.1	—	—	—	426.1
Long-term derivative liabilities, net	—	—	0.1	—	—	0.1
Pension and other post‑retirement liabilities	—	—	168.3	7.4	—	175.7
Other long-term liabilities	—	0.1	35.3	10.8	—	46.2
Advances due to affiliates	152.2	685.6	—	—	(837.8)	—
Long-term deferred tax liabilities	43.7	34.1	128.8	3.5	(7.3)	202.8
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	231.9	352.1	1,199.7	83.7	(1,635.5)	231.9
Retained earnings (accumulated deficit)	63.4	118.6	155.3	61.2	(335.1)	63.4
Accumulated other comprehensive income (loss)	(42.4)	(42.4)	(39.8)	(2.6)	84.8	(42.4)
Total shareholders’ equity	253.6	428.3	1,315.2	142.3	(1,885.8)	253.6
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	253.6	428.3	1,315.2	148.3	(1,885.8)	259.6
Total liabilities and equity	453.5	1,600.7	1,898.3	211.8	(2,786.8)	1,377.5

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2010
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets
Cash and cash equivalents	7.3	20.4	2.5	3.6	—	33.8
Accounts receivable, net:
Trade	—	—	128.1	3.5	—	131.6
Affiliates	21.4	11.9	—	14.4	(47.7)	—
Inventories, net	—	—	176.0	27.2	(2.1)	201.1
Prepaid expenses	0.2	—	4.2	8.5	—	12.9
Other current assets	—	—	12.5	6.7	—	19.2
Total current assets	28.9	32.3	323.3	63.9	(49.8)	398.6
Investments in affiliates	356.5	1,265.7	—	—	(1,622.2)	—
Advances due from affiliates	28.3	46.7	516.7	63.5	(655.2)	—
Property, plant and equipment, net	—	—	663.6	56.3	—	719.9
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	73.0	—	—	73.0
Other assets	—	11.0	59.6	15.0	—	85.6
Total assets	413.7	1,355.7	1,773.8	198.7	(2,327.2)	1,414.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	0.1	—	77.5	7.5	—	85.1
Affiliates	—	21.3	14.4	12.0	(47.7)	—
Accrued liabilities	—	0.3	48.7	16.5	—	65.5
Taxes payable	5.3	—	(0.8)	0.3	—	4.8
Derivative liabilities, net	—	—	23.2	—	—	23.2
Deferred tax liabilities	0.1	—	48.4	—	—	48.5
Total current liabilities	5.5	21.6	211.4	36.3	(47.7)	227.1
Long-term debt	—	419.7	—	—	—	419.7
Long-term derivative liabilities, net	—	—	18.4	—	—	18.4
Pension and other post-retirement liabilities	—	—	105.3	10.7	—	116.0
Other long-term liabilities	0.1	2.3	44.3	11.2	—	57.9
Advances due to affiliates	78.0	521.5	56.4	—	(655.9)	—
Long-term deferred tax liabilities	38.4	34.1	204.8	2.0	(1.4)	277.9
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	227.7	352.1	1,199.7	83.7	(1,635.5)	227.7
Retained earnings (accumulated deficit)	(8.2)	(65.1)	(142.2)	55.1	152.2	(8.2)
Accumulated other comprehensive income (loss)	69.5	69.5	75.7	(6.3)	(138.9)	69.5
Total shareholders' equity	289.7	356.5	1,133.2	132.5	(1,622.2)	289.7
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	289.7	356.5	1,133.2	138.5	(1,622.2)	295.7
Total liabilities and equity	413.7	1,355.7	1,773.8	198.7	(2,327.2)	1,414.7

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,491.9	150.9	(83.0)	1,559.8
Operating costs and expenses:
Cost of sales	—	—	1,298.9	128.6	(83.0)	1,344.5
Selling, general and administrative expenses	6.8	0.3	72.5	14.3	—	93.9
Total operating costs and expenses	6.8	0.3	1,371.4	142.9	(83.0)	1,438.4
Operating income (loss)	(6.8)	(0.3)	120.5	8.0	—	121.4
Other (income) expense:
Interest expense (income), net	(0.4)	21.8	0.1	—	—	21.5
Gain on hedging activities, net	—	—	(86.4)	—	—	(86.4)
Total other (income) expense	(0.4)	21.8	(86.3)	—	—	(64.9)
Income (loss) before income taxes	(6.4)	(22.1)	206.8	8.0	—	186.3
Income tax (benefit) expense	(2.3)	(7.8)	53.6	1.9	—	45.4
Equity in net income of subsidiaries	145.0	159.3	—	—	(304.3)	—
Net income	140.9	145.0	153.2	6.1	(304.3)	140.9

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2010
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,240.0	120.4	(65.5)	1,294.9
Operating costs and expenses:
Cost of sales	—	—	1,083.9	94.0	(65.5)	1,112.4
Selling, general and administrative expenses	7.3	18.7	73.0	16.0	—	115.0
Total operating costs and expenses	7.3	18.7	1,156.9	110.0	(65.5)	1,227.4
Operating income (loss)	(7.3)	(18.7)	83.1	10.4	—	67.5
Other (income) expense:
Interest expense (income), net	6.0	29.0	0.2	(4.1)	—	31.1
Gain on hedging activities, net	—	—	(65.6)	—	—	(65.6)
(Gain) loss on debt repurchase	1.0	(0.9)	—	—	—	0.1
Total other (income) expense	7.0	28.1	(65.4)	(4.1)	—	(34.4)
Income (loss) before income taxes	(14.3)	(46.8)	148.5	14.5	—	101.9
Income tax (benefit) expense	(5.1)	(15.7)	51.5	4.3	—	35.0
Equity in net income of subsidiaries	76.1	107.2	—	—	(183.3)	—
Net income	66.9	76.1	97.0	10.2	(183.3)	66.9

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2009
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	755.3	34.6	(20.0)	769.9
Operating costs and expenses:
Cost of sales	—	—	766.6	32.9	(20.0)	779.5
Selling, general and administrative expenses	3.2	2.5	67.4	2.9	—	76.0
Goodwill and other intangible asset impairment	—	—	108.0	—	—	108.0
Excess insurance proceeds	—	—	(43.5)	—	—	(43.5)
Total operating costs and expenses	3.2	2.5	898.5	35.8	(20.0)	920.0
Operating income (loss)	(3.2)	(2.5)	(143.2)	(1.2)	—	(150.1)
Other (income) expense:
Interest (income) expense, net	18.1	48.2	0.3	(13.1)	—	53.5
Gain on hedging activities, net	—	—	(111.8)	—	—	(111.8)
Equity in net loss of investments in affiliates	—	—	79.7	—	—	79.7
Gain on debt repurchase	(116.1)	(95.1)	—	—	—	(211.2)
Gain on business combination	—	—	(83.3)	(37.0)	—	(120.3)
Total other income	(98.0)	(46.9)	(115.1)	(50.1)	—	(310.1)
Income (loss) before income taxes	94.8	44.4	(28.1)	48.9	—	160.0
Income tax expense	33.6	16.7	4.3	4.0	—	58.6
Equity in net income of subsidiaries	40.2	12.5	—	—	(52.7)	—
Net income (loss)	101.4	40.2	(32.4)	44.9	(52.7)	101.4

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(4.7)	81.3	57.0	7.0	—	140.6
INVESTING ACTIVITIES
Capital expenditures	—	—	(56.4)	(8.2)	—	(64.6)
Proceeds from sale of property, plant and equipment	—	—	0.2	2.4	—	2.6
Cash used in investing activities	—	—	(56.2)	(5.8)	—	(62.0)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements	0.7	—	—	—	—	0.7
Dividends paid to shareholders	(69.3)	—	—	—	—	(69.3)
Distributions paid to optionholders	(1.8)	—	—	—	—	(1.8)
Excess tax benefit related to share-based payment arrangements	0.7	—	—	—	—	0.7
Distribution (to parent) from subsidiary	70.4	(70.4)	—	—	—	—
Cash provided by (used in) financing activities	0.7	(70.4)	—	—	—	(69.7)
Change in cash and cash equivalents	(4.0)	10.9	0.8	1.2	—	8.9
Cash and cash equivalents, beginning of period	7.3	20.4	2.5	3.6	—	33.8
Cash and cash equivalents, end of period	3.3	31.3	3.3	4.8	—	42.7

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2010
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(154.7)	363.7	51.7	10.2	—	270.9
INVESTING ACTIVITIES
Capital expenditures	—	—	(53.6)	(7.7)	—	(61.3)
Proceeds from sale of property, plant and equipment	—	—	0.1	0.1	—	0.2
Cash used in investing activities	—	—	(53.5)	(7.6)	—	(61.1)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	205.9	—	—	—	—	205.9
Proceeds from issuance of common shares, share-based payment arrangements	0.1	—	—	—	—	0.1
Repayments on revolving credit facility	—	(215.9)	—	—	—	(215.9)
Repayments of long-term debt	(66.3)	(267.0)	—	—	—	(333.3)
Distribution (to parent) from subsidiary	0.9	(0.9)	—	—	—	—
Cash provided by (used in) financing activities	140.6	(483.8)	—	—	—	(343.2)
Change in cash and cash equivalents	(14.1)	(120.1)	(1.8)	2.6	—	(133.4)
Cash and cash equivalents, beginning of period	21.4	140.5	4.3	1.0	—	167.2
Cash and cash equivalents, end of period	7.3	20.4	2.5	3.6	—	33.8

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2009
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(4.7)	229.7	37.2	(41.0)	(0.7)	220.5
INVESTING ACTIVITIES
Capital expenditures	—	—	(45.1)	(1.6)	—	(46.7)
Purchase of debt	—	—	—	(40.3)	40.3	—
Proceeds from insurance related to capital expenditures	—	—	11.5	—	—	11.5
Proceeds from sale of property, plant and equipment	—	—	0.1	—	—	0.1
Cash acquired in business combination	—	11.1	—	—	—	11.1
Cash provided by (used in) investing activities	—	11.1	(33.5)	(41.9)	40.3	(24.0)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements	0.3	—	—	—	—	0.3
Repurchase of common shares	(0.1)	—	—	—	—	(0.1)
Borrowings on revolving credit facility	—	13.0	—	—	—	13.0
Repayments on revolving credit facility	—	(15.5)	—	—	—	(15.5)
Repayments of long-term debt	(2.7)	(169.4)	—	—	(39.6)	(211.7)
Intercompany advances	3.0	(3.2)	—	0.2	—	—
Capital contribution (to subsidiary) from parent	—	(83.7)	—	83.7	—	—
Distribution (to parent) from subsidiary	1.5	(1.5)	—	—	—	—
Cash provided by (used in) financing activities	2.0	(260.3)	—	83.9	(39.6)	(214.0)
Change in cash and cash equivalents	(2.7)	(19.5)	3.7	1.0	—	(17.5)
Cash and cash equivalents, beginning of period	24.1	160.0	0.6	—	—	184.7
Cash and cash equivalents, end of period	21.4	140.5	4.3	1.0	—	167.2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report On Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting are included on pages 61 through 63 of this Form 10-K.
Changes In Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions "Corporate Governance – Code of Business Conduct," "Election of Directors," "Corporate Governance - Director Independence," "Corporate Governance - Board of Directors Meetings and Committees," "Compensation Committee Report," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2012 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the captions "Corporate Governance – Compensation Committee Interlock and Insider Participation," "Compensation of Directors," "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "2011 Summary Compensation Table," "2011 Grants of Plan-Based Awards," " 2011 Outstanding Equity Awards at Fiscal Year End," "2011 Pension Benefits," "2011 Outstanding Equity Awards," "2011 Option Exercises and Stock Vested," and "Potential Payments Upon Termination or Change in control" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2012 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2012 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions "Election of Directors," "Corporate Governance" and "Certain Relationships and Related Party Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2012 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 10, 2012 is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See the index to Financial Statements, which appears on page 60 of this report.
(a) (2) Financial Statement Schedules
Any applicable financial statement schedules required under the related instructions are included in the notes to the consolidated financial statements, which appear on pages 64 through 124 of this report.
(a) (3) Exhibits
See the Index to Exhibits, which appear on pages 129 through 131 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2012

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

Signature	Title	Date

/S/ LAYLE K. SMITH	President, Chief Executive Officer and Director	March 12, 2012
Layle K. Smith	(Principal Executive Officer)

/S/ ROBERT B. MAHONEY	Chief Financial Officer	March 12, 2012
Robert B. Mahoney	(Principal Financial Officer and Principal Accounting Officer)

/S/ WILLIAM H. BROOKS	Director	March 12, 2012
William H. Brooks

/S/ ERIC L. PRESS	Director	March 12, 2012
Eric L. Press

/S/ GARETH TURNER	Director	March 12, 2012
Gareth Turner

/S/ M. ALI RASHID	Director	March 12, 2012
M. Ali Rashid

/S/ MATTHEW H. NORD	Director	March 12, 2012
Matthew H. Nord

/S/ MATTHEW R. MICHELINI	Director	March 12, 2012
Matthew R. Michelini

/S/ ALAN SCHUMACHER	Director	March 12, 2012
Alan Schumacher

/S/ THOMAS MIKLICH	Director	March 12, 2012
Thomas Miklich

/S/ ROBERT KASDIN	Director	March 12, 2012
Robert Kasdin

/S/ RICHARD B. EVANS	Director	March 12, 2012
Richard B. Evans

/S/ HENRY SILVERMAN	Director	March 12, 2012
Henry Silverman

INDEX TO EXHIBITS

Exhibit number	Description
2.1
Stock Purchase Agreement, dated April 10, 2007, by and among Noranda Aluminum Acquisition Corporation, Noranda Finance, Inc. and Xstrata (Schweiz) A.G. (incorporated by reference to Exhibit 2.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)

3.1
Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S‑8 (File No. 333‑166947), filed on May 19, 2010)

3.2
Amended and Restated By-Laws, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S‑8 (File No. 333‑166947), filed on May 19, 2010)

4.1
Indenture, dated May 18, 2007, by and among Noranda Aluminum Acquisition Corporation, the Guarantors named therein, and Wells Fargo Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)

4.2
Supplemental Indenture, dated as of September 7, 2007, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)

4.3	Form of Senior Floating Rate Note due 2015 (incorporated by reference to Exhibit 4.4 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)
4.4
Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.6 of Amendment No. 6 to the Company’s Registration Statement on Form S‑1 (File No. 333‑150760), filed on April 26, 2010)

10.1
ABL Credit Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the other borrowers party thereto from time to time the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto

10.2
ABL Guarantee and Collateral Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.3
Term Credit Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto

10.4
Term Guarantee and Collateral Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent

10.5
Intercreditor Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as ABL Agent and Term Agent

10.6
Management Incentive Compensation Plan Term Sheet, dated May 24, 2007, between William Brooks and Apollo Management VI, L.P. (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)

10.7
Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan, dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Current Report on Form 8‑K filed on April 21, 2010)

10.8
Non-Qualified Stock Option Agreement, dated as of May 29, 2007, between Noranda Aluminum Holding Corporation and William Brooks (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)

10.9
Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)
10.11
Form of Non Qualified Stock Option Agreement (Investor Director Providers) (incorporated by reference to Exhibit 10.8 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on January 31, 2008)

10.12
Management Equity Investment and Incentive Term Sheet, dated February 22, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Noranda Aluminum Holding Corporation’s Registration Statement on Form S‑4 filed on April 11, 2008)

10.13
Amended and Restricted Non Qualified Stock Option Agreement, dated as of November 12, 2009, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on November 16, 2009)

Exhibit number	Description
10.14
Management Equity Investment and Incentive Term Sheet, dated May 8, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Kyle D. Lorentzen (incorporated by reference to Exhibit 10.11 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10‑K filed on February 25, 2009)

10.15
Special Mining Lease No. 165, dated October 1, 2004, granted by the Government of Jamaica to St. Ann Bauxite Limited (incorporated by reference to Exhibit 10.13 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10‑K filed on February 25, 2009)

10.16
Agreement, dated as of December 14, 2004, by and between Union Electric Company d/b/a Ameren Missouri and Noranda Aluminum, Inc. (incorporated by reference to Exhibit 10.15 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10‑K filed on February 25, 2009)

10.17
Amendment to the Management Equity Investment and Incentive Term Sheet, dated November 12, 2009, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on November 16, 2009)

10.18
Amended and Restated Non Qualified Stock Option Agreement, dated as of November 12, 2009, between Noranda Aluminum Holding Corporation and Kyle D. Lorentzen (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on November 16, 2009)

10.19
Form of Amended and Restated Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on November 16, 2009)

10.20
Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on November 16, 2009)

10.21	2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8‑K filed on May 10, 2010)
10.22	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8‑K filed on May 10, 2010)
10.23
Amended and Restated Securityholders Agreement, by and among Noranda Aluminum Holding Corporation and the other Holders that are parties thereto, dated as of May 19, 2010 (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8‑K filed on May 19, 2010)

10.24
Amended Establishment Agreement, dated as of June 24, 2010, between the Government of Jamaica and Noranda Bauxite Limited (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on July 30, 2010)

10.25†
Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on October 29, 2010)

10.26
Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Kyle D. Lorentzen (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on October 29, 2010)

10.27
Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Robert B. Mahoney (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on October 29, 2010)

10.28
Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Gail E. Lehman (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on October 29, 2010)

10.29
Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Alan K Brown (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10Q filed on October 29, 2010)

10.30
Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Scott Croft (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10‑Q filed on October 29, 2010)

10.31
Management Incentive Term Sheet, dated November 12, 2010, between Peter Hartland and Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8‑K filed on November 16, 2010)

10.32
Separation of Employment Agreement and General Release between Kyle D. Lorentzen and Noranda Aluminum Holding Corporation, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.2 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8‑K filed on November 16, 2010)

10.33
Separation of Employment Agreement and General Release between Alan K. Brown and Noranda Aluminum Holding Corporation, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.3 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8‑K filed on November 16, 2010)

Exhibit number	Description
10.34
Consulting Agreement between Alan K. Brown and Noranda Aluminum Holding Corporation, dated as of November 15, 2010 (incorporated by reference to Exhibit 10.4 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8‑K filed on November 16, 2010)

10.35
Management Incentive Term Sheet, dated September 30, 2011, between Wayne R. Hale and Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Form 10-Q filed on November 1, 2011)

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of CRU
24.1	Power of Attorney (included in signature pages)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†    Certain portions of this document have been omitted pursuant to a confidential treatment request.