Form 10-Q
period 2012-03-31
Noranda Aluminum Holding CORP
filed 2012-04-30
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [_____________ to _______________].

Commission file number: 001-34741

NORANDA ALUMINUM HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	20-8908550 (I.R.S. Employer Identification Number)
801 Crescent Centre Drive, Suite 600 Franklin, Tennessee (Address of Principal Executive Offices)	37067 (Zip Code)
Registrant's Telephone Number, Including Area Code: (615) 771-5700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒        NO☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒        NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES☐    NO ☒
As of April 20, 2012, there were 67,440,300 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	March 31, 2012	December 31, 2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	73.0	42.7
Accounts receivable, net	136.4	107.6
Inventories, net	213.5	186.5
Prepaid expenses	9.5	13.3
Other current assets	12.6	41.3
Total current assets	445.0	391.4
Property, plant and equipment, net	696.7	699.8
Goodwill	137.6	137.6
Other intangible assets, net	65.6	67.1
Other assets	84.2	81.6
Total assets	1,429.1	1,377.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	105.6	95.9
Accrued liabilities	55.9	87.3
Taxes payable	10.5	2.6
Derivative liabilities, net	35.2	40.9
Deferred tax liabilities	28.3	35.9
Current portion of long-term debt	3.3	2.4
Total current liabilities	238.8	265.0
Long-term debt, net	594.6	426.1
Long-term derivative liabilities, net	0.3	0.1
Pension and other post-retirement benefit ("OPEB") liabilities	168.7	175.7
Other long-term liabilities	46.7	46.2
Long-term deferred tax liabilities	201.7	202.8
Common stock subject to redemption (0.2 shares at March 31, 2012 and December 31, 2011)	2.0	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at March 31, 2012 and December 31, 2011)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 67.4 shares issued and outstanding at March 31, 2012; 67.3 shares issued and outstanding at December 31, 2011, including 0.2 shares subject to redemption at March 31, 2012 and December 31, 2011)	0.7	0.7
Capital in excess of par value	230.5	231.9
Retained earnings (accumulated deficit)	(7.3)	63.4
Accumulated other comprehensive loss	(53.6)	(42.4)
Total shareholders’ equity	170.3	253.6
Non-controlling interest	6.0	6.0
Total equity	176.3	259.6
Total liabilities and equity	1,429.1	1,377.5
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended March 31,
	2012	2011
	$	$
Sales	353.5	394.6
Operating costs and expenses:
Cost of sales	304.2	328.3
Selling, general and administrative expenses	25.7	24.9
Total operating costs and expenses	329.9	353.2
Operating income	23.6	41.4
Other (income) expense:
Interest expense, net	6.5	5.7
Gain on hedging activities, net	(14.7)	(21.8)
Debt refinancing expense	8.1	—
Total other income, net	(0.1)	(16.1)
Income before income taxes	23.7	57.5
Income tax expense	7.5	19.2
Net income	16.2	38.3
Net income per common share:
Basic	$0.24	$0.57
Diluted	$0.24	$0.56
Weighted-average common shares outstanding:
Basic	67.33	66.83
Diluted	68.84	68.12
Cash dividends declared per common share	$1.29	$—
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three months ended March 31,
	2012	2011
	$	$
Net income	16.2	38.3
Other comprehensive income:
Reclassification of pension and OPEB amounts realized in net income, net of tax of $1.1	1.8	—
Unrealized loss on derivatives, net of tax benefit of $1.4 and $0.2, respectively	(2.4)	(0.3)
Reclassification of derivative amounts realized in net income, net of tax of $6.1 and $7.2, respectively	(10.6)	(12.6)
Total other comprehensive loss, net of tax	(11.2)	(12.9)
Total comprehensive income	5.0	25.4
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7
Net income	—	—	—	140.9	—	—	140.9
Other comprehensive loss	—	—	—	—	(111.9)	—	(111.9)
Issuance of common shares for equity-based awards	—	—	0.7	—	—	—	0.7
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess tax benefit related to share-based payment arrangements	—	—	0.7	—	—	—	0.7
Dividends to shareholders @ $1.03 per share	—	—	—	(69.3)	—	—	(69.3)
Distribution to share-based award holders @ $1.00 per share	—	—	(1.8)	—	—	—	(1.8)
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
Net income	—	—	—	16.2	—	—	16.2
Other comprehensive loss	—	—	—	—	(11.2)	—	(11.2)
Issuance of common shares for equity-based awards	—	—	0.1	—	—	—	0.1
Stock compensation expense related to equity-based awards	—	—	1.9	—	—	—	1.9
Shares repurchased	—	—	(0.3)	—	—	—	(0.3)
Dividends to shareholders @ $1.29 per share	—	—	—	(86.9)	—	—	(86.9)
Distribution to share-based award holders @ $1.25 per share	—	—	(3.1)	—	—	—	(3.1)
Balance, March 31, 2012	—	0.7	230.5	(7.3)	(53.6)	6.0	176.3

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31,
	2012	2011
	$	$
OPERATING ACTIVITIES
Net income	16.2	38.3
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	22.9	23.6
Non-cash interest expense	0.7	0.7
Last in, first out and lower of cost or market inventory adjustments	(4.9)	10.1
Loss on disposal of assets	0.6	1.1
Gain on hedging activities, net of cash settlements	(26.0)	(27.0)
Debt refinancing expense	8.1	—
Deferred income taxes	(2.3)	0.2
Share-based compensation expense	2.2	2.0
Excess tax benefit related to share-based payment arrangements	—	(0.1)
Changes in other assets	(1.4)	(5.8)
Changes in pension, other post-retirement and other long-term liabilities	(1.3)	3.1
Changes in current operating assets and liabilities:
Accounts receivable, net	(28.9)	(29.1)
Inventories, net	(22.9)	(16.8)
Taxes receivable and taxes payable	7.8	12.0
Other current assets	32.2	(3.6)
Accounts payable	12.1	10.8
Accrued liabilities	(31.5)	1.6
Cash provided by (used in) operating activities	(16.4)	21.1
INVESTING ACTIVITIES
Capital expenditures	(21.6)	(13.5)
Cash used in investing activities	(21.6)	(13.5)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	0.1	—
Dividends paid to shareholders	(86.9)	—
Distributions paid to share-based award holders	(3.1)	—
Repurchase of shares	(0.3)	—
Repayments of long-term debt	(153.2)	—
Borrowings on long-term debt	322.6	—
Payments of financing costs	(10.9)	—
Excess tax benefit related to share-based payment arrangements	—	0.1
Cash provided by financing activities	68.3	0.1
Change in cash and cash equivalents	30.3	7.7
Cash and cash equivalents, beginning of period	42.7	33.8
Cash and cash equivalents, end of period	73.0	41.5
See accompanying notes
1.    ACCOUNTING POLICIES
Organization, Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements represent the consolidation of Noranda Aluminum Holding Corporation and all companies that we directly or indirectly control ("Noranda," "the Company," "we," "us," and "our"). "Noranda HoldCo" refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries. “Noranda AcquisitionCo” refers only to Noranda Aluminum Acquisition Corporation, the wholly-owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries.
These unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information. The consolidated financial statements, including these condensed notes, are unaudited and exclude some of the disclosures required in annual consolidated financial statements. Consolidated balance sheet data as of December 31, 2011 was derived from our audited consolidated financial statements. In management's opinion, these unaudited consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation.
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
These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2012.

2.    SEGMENTS
We manage and operate our business segments based on the markets we serve and the products we produce. We have five reportable segments consisting of Bauxite, Alumina, Primary Aluminum, Flat-Rolled Products and Corporate.
Segment profit (in which certain items, primarily non-recurring costs or non-cash expenses, are not allocated to the segments and in which certain items, primarily the income statement effects of current period cash settlements of hedges, are allocated to the segments) is a measure used by management as a basis for resource allocation.
The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended March 31, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	10.7	57.6	140.1	145.1	—	—	353.5
Intersegment	22.5	36.9	21.8	—	—	(81.2)	—
Total sales	33.2	94.5	161.9	145.1	—	(81.2)	353.5
Segment profit (loss)	2.2	13.7	25.7	14.5	(8.7)	(2.8)	44.6
Depreciation and amortization	2.0	5.2	10.8	4.5	0.4	—	22.9
Capital expenditures	1.3	4.3	12.7	2.8	0.5	—	21.6

	Three months ended March 31, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	2.2	13.7	25.7	14.5	(8.7)	(2.8)	44.6
Depreciation and amortization	(2.0)	(5.2)	(10.8)	(4.5)	(0.4)	—	(22.9)
Last in, first out and lower of cost or market inventory adjustments	—	—	3.4	2.0	—	(0.5)	4.9
Loss on disposal of assets	—	—	(0.5)	(0.1)	—	—	(0.6)
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.4)	(1.3)	(2.2)	—	(5.1)
Relocation and severance	—	—	(0.2)	—	—	—	(0.2)
Consulting fees	—	—	—	—	(0.5)	—	(0.5)
Cash settlements on hedging transactions	—	—	—	1.2	—	—	1.2
Other, net	—	(0.1)	—	—	(0.2)	2.5	2.2
Operating income (loss)	0.2	8.2	16.2	11.8	(12.0)	(0.8)	23.6
Interest expense, net							6.5
Gain on hedging activities, net							(14.7)
Debt refinancing expense							8.1
Total other income, net							(0.1)
Income before income taxes							23.7

	Three months ended March 31, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	16.8	61.1	165.3	151.4	—	—	394.6
Intersegment	21.3	42.8	15.5	—	—	(79.6)	—
Total sales	38.1	103.9	180.8	151.4	—	(79.6)	394.6
Segment profit (loss)	6.4	22.9	47.8	13.5	(6.6)	(1.9)	82.1
Depreciation and amortization	1.6	5.2	11.7	4.8	0.3	—	23.6
Capital expenditures	3.1	2.3	6.1	2.0	—	—	13.5

	Three months ended March 31, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Segment profit (loss)	6.4	22.9	47.8	13.5	(6.6)	(1.9)	82.1
Depreciation and amortization	(1.6)	(5.2)	(11.7)	(4.8)	(0.3)	—	(23.6)
Last in, first out and lower of cost or market inventory adjustments	—	—	(4.8)	(5.9)	—	0.6	(10.1)
Loss on disposal of assets	—	—	(0.5)	(0.6)	—	—	(1.1)
Non-cash pension, accretion and stock compensation	(0.1)	(0.1)	(0.7)	(0.6)	(2.2)	—	(3.7)
Relocation and severance	—	(0.1)	(0.2)	—	(0.1)	—	(0.4)
Consulting fees	—	—	—	—	(0.3)	—	(0.3)
Cash settlements on hedging transactions	—	—	(0.2)	(1.0)	—	—	(1.2)
Other, net	(0.1)	(0.2)	0.1	(0.1)	—	—	(0.3)
Operating income (loss)	4.6	17.3	29.8	0.5	(9.5)	(1.3)	41.4
Interest expense, net							5.7
Gain on hedging activities, net							(21.8)
Total other income, net							(16.1)
Income before income taxes							57.5

	March 31, 2012	December 31, 2011
Segment assets:	$	$
Bauxite	146.9	148.3
Alumina	253.1	241.7
Primary Aluminum	563.6	574.5
Flat-Rolled Products	390.6	367.5
Corporate	119.4	83.6
Eliminations	(44.5)	(38.1)
Total assets	1,429.1	1,377.5

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows comprised depreciation of property, plant and equipment and other, amortization of intangible assets and amortization of other long-term assets as follows (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Three months ended March 31,
	2012	2011
	$	$
Depreciation of property, plant and equipment	20.2	21.5
Amortization of intangible assets	1.5	1.5
Amortization of other long-term assets	1.2	0.6
Total depreciation and amortization	22.9	23.6
Cash paid for interest and income taxes was as follows (in millions):

	Three months ended March 31,
	2012	2011
	$	$
Interest paid	3.5	0.7
U.S. Federal and state income taxes paid, net of refunds received	1.9	5.3
Jamaican income taxes paid	—	4.0
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $4.0 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows. For the three months ended March 31, 2012 and 2011, we capitalized interest of $0.4 million and $0.2 million, respectively, related to long-term capital projects.
Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) ("AOCI") were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax benefit (expense) related to unrealized net actuarial gain/loss, prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax benefit (expense) related to unrealized gain or loss on derivatives	Total, net of tax
Balance, December 31, 2010	(99.4)	36.8	207.1	(75.0)	69.5
Amounts recorded to AOCI for the year ended December 31, 2011	(70.4)	26.6	(14.3)	5.3	(52.8)
Reclassification of amounts realized in net income	6.0	(2.2)	(98.7)	35.8	(59.1)
Balance, December 31, 2011	(163.8)	61.2	94.1	(33.9)	(42.4)
Amounts recorded to AOCI for the three months ended March 31, 2012	—	—	(3.8)	1.4	(2.4)
Reclassification of amounts realized in net income	2.9	(1.1)	(16.7)	6.1	(8.8)
Balance, March 31, 2012	(160.9)	60.1	73.6	(26.4)	(53.6)

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
	$	$
Cash	73.0	39.8
Money market funds	—	2.9
Total cash and cash equivalents	73.0	42.7

Accounts receivable, net, consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
	$	$
Trade	136.5	107.7
Allowance for doubtful accounts	(0.1)	(0.1)
Total accounts receivable, net	136.4	107.6
Other current assets consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
	$	$
Current foreign deferred tax asset	3.3	3.3
Employee loans receivable, net	2.4	2.2
Current derivative assets (see Note 11, "Derivative Financial Instruments")	1.6	2.0
Restricted cash (see Note 7, "Commitments and Contingencies")	0.1	30.1
Other current assets	5.2	3.7
Total other current assets	12.6	41.3
Other assets consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
	$	$
Deferred financing costs, net of amortization	10.7	8.1
Cash surrender value of life insurance	25.3	25.1
Pension asset (see Note 10, "Pensions and Other Post-Retirement Benefits")	7.2	7.0
Restricted cash (see Note 9, "Reclamation, Land and Asset Retirement Obligations")	12.7	12.7
Supplies	12.7	12.7
Prepaid Jamaican income taxes	6.0	6.0
Derivative assets (see Note 11, "Derivative Financial Instruments")	0.3	—
Other	9.3	10.0
Total other assets	84.2	81.6
Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
	$	$
Compensation and benefits	17.7	22.5
Workers’ compensation	4.8	4.6
Other operating expenses	10.8	11.1
Power rate case related accruals (see Note 7, "Commitments and Contingencies")	0.1	30.1
Accrued interest	5.0	2.4
Asset retirement obligations (see Note 9, "Reclamation, Land and Asset Retirement Obligations")	2.2	1.8
Land obligation (see Note 9 "Reclamation, Land and Asset Retirement Obligations")	4.8	4.3
Reclamation obligation (see Note 9, "Reclamation, Land and Asset Retirement Obligations")	2.1	2.8
Environmental remediation obligations (see Note 7 "Commitments and Contingencies")	1.8	1.9
Obligations to the Government of Jamaica (see Note 17, "Non-Controlling Interest")	5.4	4.7
Pension and OPEB liabilities (see Note 10, "Pensions and Other Post-Retirement Benefits")	0.9	0.9
Restricted stock unit ("RSU") liability awards (see Note 13, "Share-Based Payments")	0.3	0.2
Total accrued liabilities	55.9	87.3
Other long-term liabilities consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
	$	$
Reserve for uncertain tax positions	0.8	0.8
Workers’ compensation	13.5	13.1
Asset retirement obligations (see Note 9, "Reclamation, Land and Asset Retirement Obligations")	13.7	13.9
Land obligation (see Note 9, "Reclamation, Land and Asset Retirement Obligations")	9.0	8.9
Reclamation obligation (see Note 9, "Reclamation, Land and Asset Retirement Obligations")	1.7	1.8
Environmental remediation obligations (see Note 7, "Commitments and Contingencies")	2.2	2.2
Deferred compensation and other	5.8	5.5
Total other long-term liabilities	46.7	46.2

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	3.9	—	3.9
Derivative liabilities	—	(37.4)	—	(37.4)
RSU liability awards	(0.3)	—	—	(0.3)
Total	(0.3)	(33.5)	—	(33.8)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	2.9	—	—	2.9
Derivative assets	—	2.5	—	2.5
Derivative liabilities	—	(41.5)	—	(41.5)
RSU liability awards	(0.2)	—	—	(0.2)
Total	2.7	(39.0)	—	(36.3)
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
In Note 13 "Share-Based Payments," we discuss RSU liability awards. The fair value of this Level 1 liability was determined based on the closing market price of our common stock at each balance sheet date.
In Note 8, "Long-Term Debt" we disclose the fair values of our debt instruments. The fair value of our AcquisitionCo Notes is based on recent market transactions and is classified as Level 2 within the hierarchy. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the term B loan and revolver are based on interest rates available at each balance sheet date. These instruments are also classified as Level 2.
We had no transfers between fair value hierarchy levels during first quarter 2012.

5.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 25% and 26% of total inventories, at cost, at March 31, 2012 and December 31, 2011, respectively.
Inventories, net, consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
	$	$
Raw materials, at cost	82.3	71.2
Work-in-process, at cost	58.7	51.7
Finished goods, at cost	28.4	26.3
Total inventories, at cost	169.4	149.2
Last in first out adjustment	10.4	10.3
Lower of cost or market reserve	(6.7)	(11.5)
Inventories, at lower of cost or market	173.1	148.0
Supplies	40.4	38.5
Total inventories, net	213.5	186.5

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful			March 31,	December 31,
	lives			2012	2011
	(in years)			$	$
Land				49.3	49.2
Buildings and improvements	10	—	47	142.9	128.2
Machinery and equipment	3	—	50	836.5	831.3
Construction in progress				53.7	59.1
Property, plant and equipment, at cost				1,082.4	1,067.8
Accumulated depreciation				(385.7)	(368.0)
Total property, plant and equipment, net				696.7	699.8

7.    COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to six collective bargaining agreements, each of which expire within the next five years. Our collective bargaining agreements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers; the University and Allied Workers Union; and the Union of Technical, Administrative and Supervisory Personnel ("UTASP"). We have recently completed the process of formalizing recognition of a third union at St. Ann with the Bustamante Industrial Trade Union.

•
The agreement at St. Ann with the UTASP expired in December 2010. A claim for a new contract was received in June 2011. Negotiations regarding the terms of a new agreement are ongoing. This contract covers only a small portion of our St. Ann workforce.

•
The five-year contract in place with the USWA, representing our unionized employees at the New Madrid smelter, will expire in August 2012. This contract covers approximately 80% of our New Madrid workforce.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

•
The three-year contract in place with the USWA, representing our unionized employees at the Salisbury rolling mill, will expire in November 2012. This contract covers approximately 88% of our Salisbury workforce.

Legal Contingencies
We are a party to legal proceedings incidental to our business. We assess the likelihood of an unfavorable outcome of each legal proceeding based upon the available facts and our historical experience with similar matters. We do not accrue a liability when we assess the likelihood of an unfavorable outcome to be remote. Where the risk of loss is probable and the costs can be reasonably estimated, we accrue a liability based on the factors mentioned above. Where the risk of loss is considered reasonably possible, we estimate the range of reasonably possible losses and disclose any reasonably possible losses, if material. We update our loss assessment as matters progress over time. Based on current knowledge, we do not believe any reasonably possible losses in excess of our accruals would be material to our unaudited consolidated financial statements.
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
The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. To determine our smelter's compliance with NAAQS, we measure emissions using currently-acceptable methods.
In 2010, the EPA issued regulations that increased the stringency of NAAQS. Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur significant capital or operational costs to bring our smelter into compliance and could have negative implications for the permits that we currently have in place in support of our smelter expansion project.
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
On September 3, 2010, Ameren filed a new rate case with the Missouri Public Service Commission ("MoPSC") seeking an 11.0% base rate increase. In July 2011, the MoPSC ruled on this rate case approving Ameren to increase its base rates, which increased our base rate by 5.2% effective July 31, 2011.
We are currently a party to the appeal of several rate-related issues, including rate increases approved by the MoPSC in May 2010 and July 2011 and the amount of cost increases related to the FAC. Despite these appeals, our unaudited consolidated financial statements reflect our payment of power costs at the enacted rates, with disputed amounts held in escrow by the Missouri Circuit Court. As of March 31, 2012 and December 31, 2011, other current assets (see Note 3, "Supplemental Financial Statement Information" to our accompanying unaudited condensed consolidated financial statements) included $0.1 million and $30.1 million, respectively, for amounts held in escrow related to these appeals, with corresponding liabilities recorded in accrued liabilities.
On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval, and as a result,$30.0 million of the escrowed funds were released to Ameren. The release of these funds did not result in any impact to our operating results, our net working capital, or our net assets.
On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. As we have in previous rate cases, we expect to be an active participant in the MoPSC rate setting process. Any increase approved would be effective at the beginning of the month following the MoPSC's ruling. We expect a ruling on this request by January 3, 2013.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

8.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	March 31, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Senior Floating Rate Notes due 2015 ("AcquisitionCo Notes")	275.3	264.3	4.66%	350.3	324.0	4.66%
Term B Loan, net	322.6	322.6	5.75%	78.2	78.2	2.05%
Revolver	—	—		—	—
Total debt, net	597.9			428.5
Less: Current portion	(3.3)			(2.4)
Long-term debt, net	594.6			426.1
2012 Refinancing
In first quarter 2012, we refinanced our existing senior secured credit facilities and entered into the new senior secured credit facilities consisting of the 2012 Term B Loan ($325.0 million) and the 2012 Revolver (up to $250.0 million.) We also repaid the remaining $78.2 million balance of our existing term loan. We refer to this transaction as the "2012 Refinancing."
Using proceeds from the 2012 Refinancing, in first quarter 2012, Noranda AcquisitionCo repurchased $75.0 million in aggregate principal amount of AcquisitionCo Notes ("the 2012 Tender Offer"). Noranda AcquisitionCo paid a total of $73.9 million, including fees, in connection with the 2012 Tender Offer.
We recorded debt refinancing expense of $8.1 million related to the 2012 Refinancing, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to the existing senior secured credit facilities.
As of March 31, 2012, we had $325.0 million outstanding under the 2012 Term B Loan, which is recorded in our accompanying unaudited consolidated balance sheet net of $2.4 million of unamortized discount. The 2012 Revolver had no outstanding balance at March 31, 2012 and outstanding letters of credit totaled $34.4 million at March 31, 2012. Availability under the revolver is subject to a calculated borrowing base, which totaled $173.3 million as of March 31, 2012. The 2012 Refinancing and the 2012 Tender Offer resulted in a $169.4 million increase in our outstanding indebtedness. We are required to repay $0.8 million of the 2012 Term B Loan quarterly, beginning in second quarter 2012.

9.    RECLAMATION, LAND AND ASSET RETIREMENT OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations.
Our reclamation obligations activity at St. Ann follows (in millions):

Three months ended March 31, 2012
$
Balance, beginning of period	4.6
Additional liabilities incurred	0.4
Liabilities settled	(1.2)
Accretion	—
Balance, end of period	3.8
Land Obligation
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes, and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options ("St. Ann Land Obligation").

Our St. Ann Land Obligation activity follows (in millions):

Three months ended March 31, 2012
$
Balance, beginning of period	13.2
Additional liabilities incurred	0.7
Liabilities settled	(0.1)
Balance, end of period	13.8
Asset Retirement Obligations
Our asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of "red mud lakes" at the Gramercy facility, where Gramercy disposes of wastes from its refining process. Asset retirement obligations are estimated based on cash flows discounted at a credit-adjusted risk-free rate.
Our asset retirement obligations activity follows (in millions):

Three months ended March 31, 2012
$
Balance, beginning of period	15.7
Additional liabilities incurred	0.2
Liabilities settled	(0.2)
Accretion	0.2
Balance, end of period	15.9
As of March 31, 2012 and December 31, 2011, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of March 31, 2012 and December 31, 2011, we recorded undiscounted liabilities of $1.8 million and $1.9 million, respectively, in accrued liabilities and $2.2 million and $2.2 million, respectively, in other long-term liabilities, for remediation of Gramercy’s known environmental conditions. Approximately 2/3 of the recorded liability represents clean-up costs expected to be incurred during the next five years. The remainder represents monitoring costs which will be incurred ratably over a 30 year period. Because the remediation and subsequent monitoring related to these environmental conditions occurs over an extended period of time, these estimates are subject to change based on cost. No other responsible parties are involved in any ongoing environmental remediation activities.

10.    PENSIONS AND OTHER POST-RETIREMENT BENEFITS
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
	$	$	$	$
Service cost	3.1	2.6	0.2	0.2
Interest cost	4.5	4.6	0.4	0.4
Expected return on plan assets	(4.7)	(4.9)	(0.5)	(0.5)
Recognized actuarial loss	2.8	1.3	—	—
Amortization of prior service cost	0.1	0.1	—	—
Net periodic cost	5.8	3.7	0.1	0.1
Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
	$	$	$	$
Service cost	0.1	0.1	0.1	0.1
Interest cost	0.1	0.1	0.1	0.2
Recognized actuarial loss	—	—	—	0.1
Net periodic cost	0.2	0.2	0.2	0.4
Expected Employer Contributions
We contributed $9.8 million and $0.2 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during first quarter 2012. Remaining contributions approximate $17.2 million and $0.4 million for the Noranda Pension Plans and the St. Ann Pension Plans, respectively, in 2012. We may elect to make additional contributions to the plans.

11.    DERIVATIVE FINANCIAL INSTRUMENTS
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
In May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. As of March 31, 2012, we have no outstanding fixed price aluminum swaps.
Fixed-price customer arrangements. From time to time, we enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Prior to fourth quarter 2011, we made a determination under ASC 815-10-15 "Derivatives and Hedging" to elect normal sale accounting on our sales contracts. Beginning in fourth quarter 2011, we began not to elect normal sale accounting on certain of these customer contracts and began to record those contracts as derivatives ("fixed-price aluminum customer contracts"). Because these fixed-price customer contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable price aluminum swap contracts ("variable-price aluminum offset swaps") with various brokers, typically for terms not greater than one year.
As of March 31, 2012, our outstanding fixed-price aluminum customer contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2012	1.07	37.3
2013	1.19	5.4

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

As of March 31, 2012, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2012	1.00	61.1
2013	1.10	5.6
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price.
As of March 31, 2012, our outstanding natural gas swaps were as follows:

	Average price per million BTUs	BTUs hedged
Year	$	(in millions)
2012	7.46	6.1
Fixed-price natural gas contract. In March 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for 7.7 million BTUs of the refinery's anticipated natural gas usage in the period from April through October 2012. We record this contract as a derivative based on the fair value of the Henry Hub Index.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	March 31, 2012	December 31, 2011
	$	$
Fixed-price aluminum customer contracts	1.4	2.0
Variable-price aluminum offset swaps	(2.9)	(7.5)
Natural gas swaps	(29.6)	(33.5)
Natural gas fixed-price contract	(2.4)	—
Total	(33.5)	(39.0)
Merrill Lynch is the counterparty for a substantial portion of our derivatives. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as our senior secured credit facilities. The master arrangement does not require us to post additional collateral, or cash margin. We present the fair values of derivatives where Merrill Lynch is the counterparty in a net position on the consolidated balance sheets as a result of our master netting agreement. The following is a presentation of the gross components of our net derivative balances (in millions):

	March 31, 2012	December 31, 2011
	$	$
Current derivative assets	3.5	2.5
Current derivative liabilities	(37.1)	(41.4)
Current derivative assets (liabilities), net	(33.6)	(38.9)
Long-term derivative assets	0.4	—
Long-term derivative liabilities	(0.3)	(0.1)
Long-term derivative assets (liabilities), net	0.1	(0.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not (in millions):

	March 31, 2012				December 31, 2011
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Fixed-price aluminum customer contracts	—	—	2.1	(0.7)	—	—	2.0	—
Variable-price aluminum offset swaps	—	—	1.8	(4.7)	—	—	0.5	(8.0)
Natural gas swaps	—	(6.1)	—	(23.5)	—	(21.9)	—	(11.6)
Natural gas fixed-price contract	—	—	—	(2.4)	—	—	—	—
Total	—	(6.1)	3.9	(31.3)	—	(21.9)	2.5	(19.6)
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

•
Natural gas swaps. We entered into certain natural gas contracts during the fourth quarter of 2009 that qualified for and were designated as cash flow hedges based on a portion of estimated consumption of natural gas. As a result of entering into the fixed-price natural gas contract discussed above, we discontinued hedge accounting for those swaps covered under that contract. As a result, during March 2012, amounts were frozen in AOCI and will be reclassified into earnings in the period the hedged transactions occur.

The following table presents the net amount of unrealized gains (losses) on cash flow hedges as of March 31, 2012 that were reported as a component of AOCI and are expected to be reclassified into earnings during the year ending December 31, 2012 (in millions):

Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI

$
Fixed-price aluminum swaps	93.0
Natural gas swaps	(19.4)
Total	73.6
Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI; however these amounts were not material for the periods presented. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gains (losses) on hedging activities in the unaudited consolidated statements of operations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following table presents how our hedging activities affected our consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Three months ended March 31, 2011:
Fixed-price aluminum swaps	(23.6)	—	(23.6)
Variable-price aluminum offset swaps	—	(2.1)	(2.1)
Natural gas swaps	3.8	0.1	3.9
Total	(19.8)	(2.0)	(21.8)
Three months ended March 31, 2012:
Fixed-price aluminum swaps	(23.0)	—	(23.0)
Fixed-price aluminum customer contracts	—	0.6	0.6
Variable-price aluminum offset swaps	—	(3.0)	(3.0)
Natural gas swaps	6.3	2.0	8.3
Natural gas fixed-price contract	—	2.4	2.4
Total	(16.7)	2.0	(14.7)

12.    SHAREHOLDERS' EQUITY
On February 15, 2012, the Board declared a regular quarterly dividend of $0.04 per share which we paid on March 21, 2012 to shareholders of record as of February 27, 2012. Cash payments related to this dividend totaled $2.6 million. The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in the Company's financial condition and cash needs could result in dividends being declared in different amounts, or not at all.
On February 29, 2012, the Board declared a supplemental dividend of $1.25 per share which we paid on March 19, 2012 to shareholders of record as of March 12, 2012. Cash payments related to the supplemental dividend totaled $87.4 million and were paid from the net proceeds of the 2012 Refinancing discussed in Note 8, "Long-Term Debt."
On April 24, 2012, the Board declared a regular quarterly dividend of $0.04 per share to be paid on May 30, 2012 to shareholders of record as of May 7, 2012. Dividend payments will total approximately $2.7 million.

13.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended March 31,
	2012	2011
	$	$
Stock options	0.2	1.5
Restricted stock and restricted stock unit equity awards	1.8	0.3
Restricted stock unit liability awards	0.2	0.2
Total stock compensation expense	2.2	2.0
Share-based payment awards held by employee and non-employee directors include stock options, restricted stock, and restricted stock units ("RSUs"). Restricted stock and RSUs awards have either service-vesting and/or performance-vesting requirements. We account for RSUs granted to the investor director provider group, which consists of the six full-time employees of our principal shareholders affiliated with Apollo Management VI ("Apollo") who serve on our board of directors, as liability awards.
During first quarter 2012, in respect of the supplemental dividend of $1.25 discussed in Note 12, "Shareholders' Equity", holders of stock options, service-vesting restricted stock and RSUs received $1.25 for each share underlying such awards. We accelerated $1.2 million of stock compensation expense in connection with this payment. Holders of performance-vesting restricted stock and RSUs were granted additional performance-vesting restricted stock or RSUs, as applicable, with respect to the $1.25 per share supplemental dividend.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The number of additional shares or units was computed by dividing the amount of the dividend the award holder would have received for a number of shares of our common stock equal to the number subject to the applicable award divided by the fair market value of a share of our common stock on the last trading day before the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying awards. Generally, holders of service-vesting and performance-vesting restricted stock and RSUs were granted additional shares or units, with respect to the $0.04 per share regular quarterly dividend. The number of additional shares or units was computed by dividing the amount of dividend the award holder would have received had the holder owned a number of shares equal to the number subject to the applicable award by the fair market value of a share of our common stock on the last trading day before the date of the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying award.
As of March 31, 2012, total unrecognized stock compensation expense related to share-based payment awards was $7.3 million. We will recognize this amount over a weighted-average period of 1.7 years. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs because the performance conditions have not been determined as of March 31, 2012. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.
Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)
		$	$		$	$
Outstanding, December 31, 2011	1,637,431	1.81	13.4	140,000	9.00
Exercised	(75,000)	2.00	0.7	—	—
Outstanding, March 31, 2012	1,562,431	1.80	12.6	140,000	9.00	0.1
Fully vested and exercisable, March 31, 2012 (weighted-average remaining contractual term of 5.2 years and 5.6 years, respectively)	1,065,641	2.10	8.4	140,000	9.00	0.1
Options that were not in-the-money at December 31, 2011, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.
Restricted stock and RSU equity employee and non-employee director award activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting restricted stock and RSUs
	Awards	Weighted-average grant date fair value	Awards (target)
	#	$	#
Non-vested, December 31, 2011	479,465	13.66	260,866
Granted	377,760	12.11	462,053
Dividend equivalent units granted	2,824	10.75	88,085
Vested (aggregate intrinsic value of $1.2 million)	(93,923)	14.51	—
Forfeited	(4,217)	14.51	(1,406)
Non-vested, March 31, 2012 (aggregate intrinsic value of $15.7 million)	761,909	12.77	809,598
We determine grant date fair value of service-vesting restricted stock and RSUs based on the closing price of our common stock on the grant date. We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during first quarter 2012. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined for performance-vesting awards as of March 31, 2012, because the performance conditions had not yet been determined.
As of March 31, 2012 and December 31, 2011, our accrued liabilities in the accompanying unaudited consolidated balance sheets included $0.3 million and $0.2 million, respectively, related to RSU liability awards.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

RSU liability investor director provider award activity was as follows:

RSUs
#
Non-vested, December 31, 2011	34,148
Granted	—
Dividend equivalent units granted	127
Vested	—
Non-vested, March 31, 2012	34,275

14.    NET INCOME PER COMMON SHARE
Basic and diluted net income per common share ("EPS") were calculated as follows (in millions, except per share):

	Three months ended March 31,
	2012	2011
Net income	$16.2	$38.3
Weighted-average common shares outstanding:
Basic	67.33	66.83
Effect of dilutive options	1.51	1.29
Diluted	68.84	68.12
Net income per common share:
Basic	$0.24	$0.57
Diluted	$0.24	$0.56
Certain share-based payment awards whose terms and conditions are described in Note 13 "Share-Based Payments" could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive options were as follows (in millions):

	Three months ended March 31,
	2012	2011
Antidilutive options	0.15	—

15.    INCOME TAXES
Our effective income tax rate was approximately 31.6% and for the three months ended March 31, 2012 was 33.4% for the three months ended March 31, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

16.    RELATED PARTY TRANSACTIONS
We sell flat-rolled products to two customers that are affiliated with Apollo. Sales to these companies were as follows (in millions):

	Three months ended March 31,
	2012	2011
	$	$
Berry Plastics Corporation	2.3	2.6
Metals USA Holdings Corp.	2.3	3.8

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Accounts receivable from these related parties were as follows (in millions):

	March 31, 2012	December 31, 2011
	$	$
Berry Plastics Corporation	0.8	0.4
Metals USA Holdings Corp.	0.8	3.7
In connection with the 2012 Refinancing, we paid $0.7 million in fees to Apollo Global Securities, LLC, an affiliate of Apollo that participated in the arrangement and structuring of the 2012 Refinancing.

17.    NON-CONTROLLING INTEREST
Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners ("NJBP"), in which the GOJ holds a 51% interest. NJBP mines bauxite, approximately 50% of which was sold to Gramercy during 2011, with the remaining majority sold to Sherwin Alumina Company.
Under an establishment agreement between Noranda Bauxite Limited (NBL) and the GOJ, NBL committed to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. If we do not meet our commitment to the GOJ regarding these expenditures, we would owe to the GOJ a penalty that could be material to our consolidated financial statements. We believe there is a remote possibility that we will not meet the commitment.
We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from St. Ann (royalties, production and asset usage fees, etc.). We consolidate NJBP into our consolidated financial statements as follows (in millions):

	March 31, 2012			December 31, 2011
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	—	—	—	1.9	—	1.9
Accounts receivable, net	12.9	(12.9)	—	11.2	(11.2)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	11.5	—	11.5	12.0	—	12.0
Other current assets	1.2	—	1.2	2.1	—	2.1
Property, plant and equipment, net	39.1	—	39.1	38.4	—	38.4
Other assets	4.6	—	4.6	5.2	—	5.2
Accounts payable	(50.2)	41.9	(8.3)	(50.1)	42.8	(7.3)
Accrued liabilities	(3.5)	—	(3.5)	(4.3)	—	(4.3)
Environmental, land and reclamation liabilities	(3.8)	—	(3.8)	(4.6)	—	(4.6)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
NBP’s net investment and advances to NJBP	5.8	29.0	34.8	5.8	31.6	37.4

18.    SUBSIDIARY ISSUER OF GUARANTEED NOTES
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following unaudited condensed consolidating financial statements present separately the financial condition and results of operations and cash flows for Noranda HoldCo (as parent guarantor), Noranda AcquisitionCo (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations ("the guarantor financial statements"). The guarantor financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."
The accounting policies used in the preparation of the guarantor financial statements are consistent with those found elsewhere in the accompanying unaudited consolidated financial statements. Intercompany transactions have been presented gross in the guarantor financial statements; however these transactions eliminate in consolidation.
We have reduced the amount for other intangible assets in the Subsidiary guarantors' column by $6.0 million in the following unaudited consolidating balance sheet as of December 31, 2011 to reclassify an intercompany elimination among subsidiary guarantors which had been incorrectly included within the Eliminations column.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
March 31, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	1.3	69.7	0.1	1.9	—	73.0
Accounts receivable, net:
Trade	—	—	132.8	3.6	—	136.4
Affiliates	21.8	11.9	0.3	24.0	(58.0)	—
Inventories, net	—	—	190.2	25.4	(2.1)	213.5
Prepaid expenses	0.2	—	2.9	6.4	—	9.5
Other current assets	—	—	5.7	6.9	—	12.6
Total current assets	23.3	81.6	332.0	68.2	(60.1)	445.0
Investments in affiliates	353.2	1,486.2	—	—	(1,839.4)	—
Advances due from affiliates	—	91.6	655.9	63.4	(810.9)	—
Property, plant and equipment, net	—	—	637.9	58.8	—	696.7
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	65.6	—	—	65.6
Other assets	—	10.7	53.5	20.0	—	84.2
Total assets	376.5	1,670.1	1,882.5	210.4	(2,710.4)	1,429.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	1.3	95.7	8.6	—	105.6
Affiliates	—	21.8	24.0	12.2	(58.0)	—
Accrued liabilities	0.3	5.0	31.1	19.5	—	55.9
Taxes payable	9.0	—	1.2	0.3	—	10.5
Derivative liabilities, net	—	—	35.2	—	—	35.2
Deferred tax liabilities	0.1	0.1	28.1	—	—	28.3
Current portion of long-term debt	—	3.3	—	—	—	3.3
Total current liabilities	9.4	31.5	215.3	40.6	(58.0)	238.8
Long-term debt, net	—	594.6	—	—	—	594.6
Long-term derivative liabilities, net	—	—	0.3	—	—	0.3
Pension and other "OPEB" liabilities	—	—	161.2	7.5	—	168.7
Other long-term liabilities	—	—	35.8	10.9	—	46.7
Advances due to affiliates	155.4	655.5	—	—	(810.9)	—
Long-term deferred tax liabilities	39.4	35.3	125.6	3.5	(2.1)	201.7
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	230.5	352.1	1,199.7	83.7	(1,635.5)	230.5
Retained earnings (accumulated deficit)	(7.3)	54.7	195.6	60.8	(311.1)	(7.3)
Accumulated other comprehensive income (loss)	(53.6)	(53.6)	(51.0)	(2.6)	107.2	(53.6)
Total shareholders' equity	170.3	353.2	1,344.3	141.9	(1,839.4)	170.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	170.3	353.2	1,344.3	147.9	(1,839.4)	176.3
Total liabilities and equity	376.5	1,670.1	1,882.5	210.4	(2,710.4)	1,429.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3.3	31.3	3.3	4.8	—	42.7
Accounts receivable, net:
Trade	—	—	102.5	5.1	—	107.6
Affiliates	21.7	11.9	0.7	21.6	(55.9)	—
Inventories, net	—	—	163.5	24.3	(1.3)	186.5
Prepaid expenses	0.2	—	6.4	6.7	—	13.3
Other current assets	—	—	33.2	8.1	—	41.3
Total current assets	25.2	43.2	309.6	70.6	(57.2)	391.4
Investments in affiliates	422.3	1,451.5	—	—	(1,873.8)	—
Advances due from affiliates	—	91.9	682.5	63.4	(837.8)	—
Property, plant and equipment, net	—	—	642.5	57.3	—	699.8
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	67.1	—	—	67.1
Other assets	—	8.1	53.0	20.5	—	81.6
Total assets	447.5	1,594.7	1,892.3	211.8	(2,768.8)	1,377.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	88.3	7.6	—	95.9
Affiliates	—	21.7	21.6	12.6	(55.9)	—
Accrued liabilities	0.2	2.4	63.4	21.3	—	87.3
Taxes payable	1.7	—	0.6	0.3	—	2.6
Derivative liabilities net	—	—	40.9	—	—	40.9
Deferred tax liabilities	0.1	—	35.8	—	—	35.9
Current portion of long-term debt	—	2.4	—	—	—	2.4
Total current liabilities	2.0	26.5	250.6	41.8	(55.9)	265.0
Long-term debt	—	426.1	—	—	—	426.1
Long-term derivative liabilities, net	—	—	0.1	—	—	0.1
Pension and other "OPEB" liabilities	—	—	168.3	7.4	—	175.7
Other long-term liabilities	—	0.1	35.3	10.8	—	46.2
Advances due to affiliates	152.2	685.6	—	—	(837.8)	—
Long-term deferred tax liabilities	37.7	34.1	128.8	3.5	(1.3)	202.8
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	231.9	352.1	1,199.7	83.7	(1,635.5)	231.9
Retained earnings (accumulated deficit)	63.4	112.6	149.3	61.2	(323.1)	63.4
Accumulated other comprehensive income (loss)	(42.4)	(42.4)	(39.8)	(2.6)	84.8	(42.4)
Total shareholders’ equity	253.6	422.3	1,309.2	142.3	(1,873.8)	253.6
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	253.6	422.3	1,309.2	148.3	(1,873.8)	259.6
Total liabilities and equity	447.5	1,594.7	1,892.3	211.8	(2,768.8)	1,377.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended March 31, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	342.8	33.2	(22.5)	353.5
Operating costs and expenses:
Cost of sales	—	—	297.1	29.6	(22.5)	304.2
Selling, general and administrative expenses	2.5	0.6	19.2	3.4	—	25.7
Total operating costs and expenses	2.5	0.6	316.3	33.0	(22.5)	329.9
Operating income (loss)	(2.5)	(0.6)	26.5	0.2	—	23.6
Other (income) expense:
Interest expense (income), net	—	6.5	—	—	—	6.5
Gain on hedging activities, net	—	—	(14.7)	—	—	(14.7)
Debt refinancing expense	—	8.1	—	—	—	8.1
Total other (income) expense, net	—	14.6	(14.7)	—	—	(0.1)
Income (loss) before income taxes	(2.5)	(15.2)	41.2	0.2	—	23.7
Income tax (benefit) expense	(0.7)	(5.0)	13.1	0.1	—	7.5
Equity in net income (loss) of subsidiaries	18.0	28.2	—	—	(46.2)	—
Net income	16.2	18.0	28.1	0.1	(46.2)	16.2
Other comprehensive income (loss)	(11.2)	(11.2)	(11.2)	—	22.4	(11.2)
Total comprehensive income	5.0	6.8	16.9	0.1	(23.8)	5.0

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended March 31, 2011
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	377.8	38.1	(21.3)	394.6
Operating costs and expenses:
Cost of sales	—	—	320.3	29.3	(21.3)	328.3
Selling, general and administrative expenses	2.5	—	18.2	4.2	—	24.9
Total operating costs and expenses	2.5	—	338.5	33.5	(21.3)	353.2
Operating income (loss)	(2.5)	—	39.3	4.6	—	41.4
Other (income) expense:
Interest expense (income), net	(0.1)	5.8	—	—	—	5.7
Gain on hedging activities, net	—	—	(21.8)	—	—	(21.8)
Total other (income) expense, net	(0.1)	5.8	(21.8)	—	—	(16.1)
Income (loss) before income taxes	(2.4)	(5.8)	61.1	4.6	—	57.5
Income tax (benefit) expense	(0.7)	(1.9)	20.3	1.5	—	19.2
Equity in net income of subsidiaries	40.0	43.9	—	—	(83.9)	—
Net income	38.3	40.0	40.8	3.1	(83.9)	38.3
Other comprehensive income (loss)	(12.9)	(12.9)	(12.8)	—	25.7	(12.9)
Total comprehensive income	25.4	27.1	28.0	3.1	(58.2)	25.4

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	1.0	(32.9)	17.1	(1.6)	—	(16.4)
INVESTING ACTIVITIES
Capital expenditures	—	—	(20.3)	(1.3)	—	(21.6)
Cash used in investing activities	—	—	(20.3)	(1.3)	—	(21.6)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	0.1	—	—	—	—	0.1
Dividends paid to shareholders	(86.9)	—	—	—	—	(86.9)
Distributions paid to share-based award holders	(3.1)	—	—	—	—	(3.1)
Repurchase of shares	(0.3)	—	—	—	—	(0.3)
Repayments of long-term debt	—	(153.2)	—	—	—	(153.2)
Borrowings on long-term debt	—	322.6	—	—	—	322.6
Payments of financing costs	—	(10.9)	—	—	—	(10.9)
Distribution (to parent) from subsidiary	87.2	(87.2)	—	—	—	—
Cash provided by (used in) financing activities	(3.0)	71.3	—	—	—	68.3
Change in cash and cash equivalents	(2.0)	38.4	(3.2)	(2.9)	—	30.3
Cash and cash equivalents, beginning of period	3.3	31.3	3.3	4.8	—	42.7
Cash and cash equivalents, end of period	1.3	69.7	0.1	1.9	—	73.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2011
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.6)	7.9	12.5	1.3	—	21.1
INVESTING ACTIVITIES
Capital expenditures	—	—	(10.3)	(3.2)	—	(13.5)
Cash used in investing activities	—	—	(10.3)	(3.2)	—	(13.5)
FINANCING ACTIVITIES
Excess tax benefit related to share-based payment arrangements	0.1	—	—	—	—	0.1
Distribution (to parent) from subsidiary	0.2	(0.2)	—	—	—	—
Cash provided by (used in) financing activities	0.3	(0.2)	—	—	—	0.1
Change in cash and cash equivalents	(0.3)	7.7	2.2	(1.9)	—	7.7
Cash and cash equivalents, beginning of period	7.3	20.4	2.5	3.6	—	33.8
Cash and cash equivalents, end of period	7.0	28.1	4.7	1.7	—	41.5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) "Noranda HoldCo" refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) "Noranda AcquisitionCo" refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) "Noranda," the "Company," "we," "our," and "us" refer collectively to Noranda HoldCo and its subsidiaries on a consolidated basis. "AcquisitionCo Notes" refer to senior floating rate notes due 2015 issued by Noranda AcquisitionCo.
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
Our first quarter 2012 operating results reflect the effects of stable demand for our products, and the effectiveness of our CORE program taking costs out and improving operating effectiveness, offset by the impact of a decline in the London Metal Exchange ("LME") aluminum price and higher raw material input costs compared to first quarter 2011.

•	Lower prices had a $29.1 million negative net impact on our operating results in first quarter 2012 relative to first quarter 2011, driven by lower LME aluminum prices.

◦
Persisting global macro-economic concerns, particularly the European sovereign-debt crisis and fears of slowing economic growth in China, have dampened LME aluminum prices since the second half of 2011. Substantially all of our external revenues are linked to the LME aluminum price, which averaged $0.99 per pound in first quarter 2012 compared to $1.14 per pound in first quarter 2011.

◦
In our Primary Aluminum and Flat-Rolled Products segments, the effects of lower LME aluminum price levels have been partially offset by higher product premiums, particularly the Midwest Transaction Premium ("MWP"). Despite historically high levels of inventory in LME warehouses, the availability of physical aluminum has been tight, driving the MWP to increase to an average of $0.08 per pound in first quarter 2012 from a first quarter 2011 average of $0.06 per pound. Subsequent to March 31, 2012, the MWP has increased to above $0.09 per pound.

•
Over the course of 2011, the costs of certain raw material inputs, such as carbon-based products used in our Primary Aluminum segment and chemical products used in our Alumina segment, increased significantly. These cost increases had an $8.3 million negative impact on first quarter 2012 results relative to first quarter 2011.

◦
Reflecting these upward cost pressures, combined with a lower benefit from third party revenues against our long positions of alumina and bauxite because of lower LME aluminum prices, our first quarter 2012 Net Cash Cost was $0.78 per pound compared to $0.66 per pound in first quarter 2011.

◦
Through this period of raw material inflation, we have maintained our emphasis on driving cost savings through our CORE productivity program--achieving $16.5 million in cost savings in first quarter 2012, and a total of $85.9 million since the beginning of 2011.

•
We refinanced our senior secured credit facilities and repurchased $75.0 million of our senior floating rate notes, distributing $87.4 million to our stockholders and providing approximately $70.2 million to reinvest in our businesses.

Forward-looking Statements
This report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements about future, not past, events and involve certain important risks and uncertainties, any of which could cause the Company's actual results to differ materially from those expressed in forward-looking statements, including, without limitation: the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in earnings and cash flows; a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of the Company's products; fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products; the effects of competition in Noranda's business lines; Noranda's ability to retain customers, a substantial number of which do not have long-term contractual arrangements with the Company; the ability to fulfill the business's substantial capital investment needs; labor relations (i.e. disruptions, strikes or work stoppages) and labor costs; unexpected issues arising in connection with Noranda's operations outside of the United States; the ability to retain key management personnel; and Noranda's expectations with respect to its acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions.

Forward-looking statements contain words such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or similar expressions that relate to Noranda's strategy, plans or intentions. All statements Noranda makes relating to its estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to the Company's expectations regarding future industry trends are forward-looking statements. Noranda undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made and which reflect management's current estimates, projections, expectations or beliefs. All forward-looking statements herein are based upon information available to us on the date of this report on Form 10-Q
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Part II, Item 1A "Risk Factors," and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011. All forward-looking information in this report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies and Estimates
Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Preparation of these financial statements requires management to make significant judgments and estimates. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, "Accounting Policies" in our audited consolidated financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K, as filed March 12, 2012, for a discussion of our critical accounting policies and estimates.
Inventory Valuation
An actual valuation of inventory under the last-in, first-out ("LIFO") method is made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory costs. Because these calculations are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, we calculate a LIFO reserve each quarter, giving consideration to expected year-end inventory pricing.
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the three months ended March 31, 2012, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Carbon-based products	10% increase in price	(2.2)
Alumina	$0.10 increase in LME per pound	(2.3)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME per pound	(5.3)

Results of operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the consolidated financial statements and related notes included herein.

Discussion of results for the three months ended March 31, 2012 compared to three months ended March 31, 2011
The following table sets forth certain consolidated financial information for the three month periods ended March 31, 2012 and 2011 (in millions, except per share data and where noted):

	Three months ended March 31,
	2012	2011
	$	$
Statements of operations data:
Sales	353.5	394.6
Operating costs and expenses:
Cost of sales	304.2	328.3
Selling, general and administrative expenses	25.7	24.9
Total operating costs and expenses	329.9	353.2
Operating income	23.6	41.4
Other expenses (income):
Interest expense, net	6.5	5.7
Gain on hedging activities, net	(14.7)	(21.8)
Debt refinancing expense	8.1	—
Total other income, net	(0.1)	(16.1)
Income before income taxes	23.7	57.5
Income tax expense	7.5	19.2
Net income	16.2	38.3
Net income per common share:
Basic	0.24	0.57
Diluted	0.24	0.56
Weighted-average common shares outstanding:
Basic	67.33	66.83
Diluted	68.84	68.12
Cash dividends declared per common share	1.29	—
Sales by segment:
Bauxite	33.2	38.1
Alumina	94.5	103.9
Primary Aluminum	161.9	180.8
Flat-Rolled Products	145.1	151.4
Eliminations	(81.2)	(79.6)
Total	353.5	394.6
Segment profit (loss):
Bauxite	2.2	6.4
Alumina	13.7	22.9
Primary Aluminum	25.7	47.8
Flat-Rolled Products	14.5	13.5
Corporate	(8.7)	(6.6)
Eliminations	(2.8)	(1.9)
Total	44.6	82.1
Financial and other data:
Average realized Midwest transaction price (per pound)	1.05	1.18
Net Cash Cost (per pound shipped)	0.78	0.66
Shipments:
Third party shipments:
Bauxite (kMts)	448.6	616.1
Alumina (kMts)	165.3	166.0
Primary Aluminum (pounds, in millions)	121.5	129.9
Flat-Rolled Products (pounds, in millions)	93.4	91.3
Intersegment shipments:
Bauxite (kMts)	696.4	660.6
Alumina (kMts)	122.9	124.9
Primary Aluminum (pounds, in millions)	20.7	13.1

Sales
Sales for first quarter 2012 were $353.5 million compared to $394.6 million in first quarter 2011, a decrease of 10.4%. Of the decrease in sales, $29.1 million was attributable to lower realized prices. LME aluminum price averaged $0.99 per pound in the first quarter 2012 compared to $1.14 per pound in the first quarter 2011. The remaining $12.0 million decrease in sales was attributable primarily to lower Bauxite and Primary Aluminum segment third-party volumes.
Sales to external customers from our Primary Aluminum segment decreased 15.2% to $140.1 million in the first quarter 2012 from $165.3 million in first quarter 2011, driven primarily by lower realized prices for aluminum.

•	Average LME aluminum price declined as noted above and average realized MWTP for first quarter 2012 was $1.05 per pound, compared to $1.18 per pound in first quarter 2011.

•
Demand in the Primary Aluminum segment was solid in the first quarter, as billet and rod shipments increased by 6.8%. The 8.4 million pound decrease in external shipments from the Primary Aluminum segment was attributable to the needs of the Flat-Rolled Products business in an environment of tight availability for physical metal, rather than to a decline in demand.

Sales to our external customers in our Flat-Rolled Products segment decreased 4.2% to $145.1 million during first quarter 2012 from $151.4 million in first quarter 2011, primarily due to the decline in the average LME aluminum price, partially offset by slightly more favorable volume.

•	Lower LME prices contributed $9.8 million to the sales decline. Fabrication premiums were relatively unchanged.

•	Shipment volumes increased 2.3%, increasing sales by $3.5 million compared to first quarter 2011 in our Flat-Rolled Products segment.
Sales to external customers from our Bauxite and Alumina segments for first quarter 2012 were $10.7 million and $57.6 million, respectively, compared to $16.8 million and $61.1 million, respectively, in first quarter 2011. The decreases were primarily due to lower realized pricing across both segments and lower external shipment volumes in the Bauxite segment due to the timing of vessels.
Cost of sales
Cost of sales for first quarter 2012 was $304.2 million compared to $328.3 million in first quarter 2011. The decrease in cost of sales is mainly the result of the decrease in LME prices, reflected in the pass-through nature of the Flat-Rolled Products segment, combined with the impact of higher raw material input costs in the Primary Aluminum and Alumina segments.
Selling, general and administrative expenses
Selling, general and administrative expenses in the first quarter 2012 were $25.7 million, relatively unchanged compared to $24.9 million in first quarter 2011.
Operating income
Operating income in first quarter 2012 was $23.6 million compared to $41.4 million in first quarter 2011. The decrease in operating income relates to the sales margin decline, as selling, general and administrative expenses were relatively flat as discussed above.
Sales margin was $49.3 million for first quarter 2012 compared to $66.3 million in first quarter 2011. This decrease resulted from the unfavorable impacts of lower realized prices and higher raw material costs.
Interest expense, net
In first quarter 2012, we refinanced our existing senior secured credit facilities and entered into our new senior secured credit facilities consisting of the 2012 Term B Loan ($325.0 million) and the 2012 Revolver (up to $250.0 million.) We also repaid the remaining $78.2 million balance of our existing loan. We refer to this transaction as the "2012 Refinancing." Using proceeds from the 2012 Refinancing, in first quarter 2012, Noranda AcquisitionCo repurchased $75.0 million in aggregate principal amount of AcquisitionCo Notes.
The refinancing activities discussed above, resulted in a $169.4 million increase in our outstanding indebtedness, and as a result, interest expense in first quarter 2012 increased to $6.5 million compared to $5.7 million in first quarter 2011.
Gain on hedging activities, net
Gain on hedging activities was $14.7 million in first quarter 2012 compared to $21.8 million in first quarter 2011. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in first quarter 2012 were $16.7 million, compared to $19.8 million in first quarter 2011.
In March 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for 7.7 million BTUs of the refinery's anticipated natural gas usage in the period from April through October 2012. The fair value of this natural gas derivative combined with our natural gas swaps contributed $4.3 million to the unfavorable variance, compared to first quarter 2011.
Debt refinancing expense

We recorded debt refinancing expense of $8.1 million related to the 2012 Refinancing, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to existing senior secured credit facilities.
Income before income taxes
Income before income taxes was $23.7 million in first quarter 2012, compared to $57.5 million in first quarter 2011. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Three months ended March 31,
	2012	2011
	$	$
	Increase (decrease) to net income
Special items:
Transaction costs (1)	(8.6)	—
Modification of stock options (2)	(1.2)	—
Gain on hedging activities	14.7	21.8
Total special items (pre-tax)	4.9	21.8

(1)
Includes $8.1 million of costs related to the refinancing and the tender offer, including creditor and third-party fees as well as the write-off of deferred financing fees. This amount also includes $0.5 million of costs related to the public secondary offering of 10 million shares of our common stock by Apollo.

(2)
During first quarter 2012, holders of stock options, service-vesting restricted stock and restricted stock units were paid cash for the $1.25 per share supplemental dividend. We accelerated $1.2 million of share-based payment compensation expense in connection with this award modification.

Income tax expense
Income tax expense was $7.5 million in first quarter 2012, compared to $19.2 million in first quarter 2011.
The effective tax rate was 31.6% for first quarter 2012 and 33.4% for first quarter 2011. Our effective tax rate in first quarter 2012 was primarily impacted by state income taxes and the Internal Revenue Code Section 199 manufacturing deduction. In first quarter 2011, our effective tax rate was primarily impacted by state income taxes and the Internal Revenue Code Section 199 manufacturing deduction and accrued interest related to unrecognized tax benefits.
Net income
Net income was $16.2 million in first quarter 2012, compared to $38.3 million in 2011. The decrease in net income resulted from a $17.8 million decrease in operating income, a $7.1 million decrease in gain on hedging activities and a $0.8 million increase in interest expense, net, offset by a $11.7 million decrease in income tax expense.
Three months ended March 31, 2012 compared to three months ended March 31, 2011 discussion of segment results
Bauxite
Sales to external customers from our Bauxite segment for first quarter 2012 were $10.7 million, compared to $16.8 million for first quarter 2011. Sales volume to external customers decreased by 27.2% resulting in a $4.6 million unfavorable impact to revenues, coupled with lower realized pricing.
Segment profit in first quarter 2012 was $2.2 million compared to $6.4 million in first quarter 2011. Compared to first quarter 2011, first quarter 2012 segment profit reflected a $1.5 million negative impact from lower LME-linked external bauxite prices, $1.2 million of unfavorable effects from higher 2012 diesel and oil prices, combined with a $0.7 million impact on 2012 sales volumes due to timing of vessels.
Alumina
Sales to external customers from our Alumina segment for first quarter 2012 were $57.6 million compared to $61.1 million for first quarter 2011. This decrease is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing.
Segment profit in first quarter 2012 was $13.7 million compared to $22.9 million in first quarter 2011. Compared to first quarter 2011, first quarter 2012 segment profit reflected the $8.5 million negative impact on internal and external revenues from lower LME-linked alumina prices and $3.0 million of unfavorable effects from higher 2012 raw materials such as caustic soda. These items were partially offset by the $5.3 million impact of lower 2012 natural gas prices.

Primary Aluminum
Sales to external customers from our Primary Aluminum segment decreased to $140.1 million in first quarter 2012 from $165.3 million in first quarter 2011.

•	An 11.0% decrease in average realized MWTP in first quarter 2012 compared to first quarter 2011 decreased external Primary Aluminum segment revenue by approximately $14.5 million.

•
A 6.5% decrease in external primary aluminum shipments impacted revenue by approximately $10.7 million comparing first quarter 2012 to first quarter 2011. This decrease in external shipments were offset by increases in shipments to our rolling mills.

Primary Aluminum segment costs increased in first quarter 2012 compared to first quarter 2011, primarily due to increased raw materials costs, such as carbon-based products. Fuel adjustment charges of $1.7 million were recorded in cost of goods sold during first quarter 2012 compared to $4.3 million during first quarter 2011.
Segment profit in first quarter 2012 was $25.7 million compared to $47.8 million in first quarter 2011. The decrease in segment profit reflected the $18.5 million impact from lower 2012 LME aluminum prices and the $4.1 million impact from higher 2012 costs for carbon-based products, such as coke.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $145.1 million in first quarter 2012 compared to $151.4 million in the first quarter 2011. The $6.3 million decrease was primarily due to the decrease in LME prices.

•	Lower LME aluminum prices contributed $9.8 million to the sales decrease. Fabrication premiums were relatively unchanged.

•	Shipment volumes increased compared to first quarter 2011, contributing $3.5 million to sales, partially offsetting the impact of lower LME aluminum prices.
Flat-Rolled Products segment costs were lower due to the decrease in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.
Segment profit in first quarter 2012 was $14.5 million compared to $13.5 million in first quarter 2011. Compared to first quarter 2011, first quarter 2012 segment profit was relatively flat, which reflects the stable demand trends across key product groups in this segment.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our 2012 Revolver.
On February 29, 2012, we entered into a new, seven year $325.0 million senior secured term loan facility agreement ("the 2012 Term B Loan"). We used 2012 Term B Loan proceeds to repay the remaining $78.2 million term loan balance outstanding under our previous senior secured credit facility and to fund a tender offer for $75.0 million in aggregate principal amount of our existing Senior Floating Rate Notes due 2015. We also used 2012 Term B Loan proceeds to pay a supplemental dividend of $1.25 per share, totaling approximately $87.4 million in aggregate. We also entered into a new asset-based revolving credit facility (up to $250.0 million) (the "2012 Revolver").

•	In first quarter 2012, we used $16.4 million of cash for operating activities.

•	At March 31, 2012, we had $73.0 million of cash and cash equivalents.

•
Our borrowing base under the 2012 Revolver is equal to the lesser of (i) $250.0 million or (ii) a calculated borrowing base. At March 31, 2012, the 2012 Revolver was undrawn and we had $34.4 million outstanding letters of credit. At March 31, 2012 our calculated borrowing base was $173.3 million. The calculated borrowing base will fluctuate monthly based on the value of inventory and accounts receivable, which are influenced heavily by the LME aluminum price.

In addition to financing the working capital needs of our business, our primary continuing liquidity requirements are to (1) fund capital expenditures and acquisitions, (ii) meet debt service obligations and (iii) pay dividends. Based on our current level of operations, we believe the combination of cash flow from operations and available cash will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on, or to refinance our indebtedness, to pay dividends or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
On April 24, 2012, the Board declared a regular quarterly dividend of $0.04 per share to be paid on May 30, 2012 to shareholders of record as of May 7, 2012. Dividend payments will total approximately $2.7 million.

As of March 31, 2012 and December 31, 2011, the carrying value of our long-term debt was as follows (in millions):

	March 31, 2012	December 31, 2011
	$	$
Senior Floating Rate Notes due 2015 ("AcquisitionCo Notes")	275.3	350.3
Term B Loan (net of unamortized discount of $2.4 million at March 31, 2012)	322.6	78.2
Revolver	—	—
Total debt, net	597.9	428.5
Less: Current portion	(3.3)	(2.4)
Long-term debt, net	594.6	426.1
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Three months ended March 31,
	2012	2011
	$	$
Cash provided by (used in) operating activities	(16.4)	21.1
Cash used in investing activities	(21.6)	(13.5)
Cash provided by financing activities	68.3	0.1
Change in cash and cash equivalents	30.3	7.7
Operating activities
Operating activities used $16.4 million of cash in the three months ended March 31, 2012 compared to generating cash of $21.1 million in the three months ended March 31, 2011. In first quarter 2012, we produced $35.0 million of Adjusted EBITDA, comprising $44.6 million of total segment profit less $9.6 million of cash payments on natural gas hedges. (Adjusted EBITDA is defined and discussed under the following "Covenant Compliance and Financial Ratios" section.)
As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each of the quarters.

	Three months ended
	March 31, 2012	March 31, 2011

Segment profit	$44.6	$82.1
Gas hedges	(9.6)	(6.4)
Pension, interest and other	(9.8)	(10.1)
Tax payments	(1.9)	(9.4)
Operating working capital	(39.7)	(35.1)
Cash provided by (used in) operating activities	$(16.4)	$21.1
Investing activities
Capital expenditures were $21.6 million in the three months ended March 31, 2012 and $13.5 million in the three months ended March 31, 2011.
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $4.0 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows.
During late 2010, we re-launched a project to expand the aluminum production capacity at our New Madrid smelter at a remaining cost of $38 million which we expect to increase the smelter's annual metal production by approximately 35 million pounds through a combination of additional rectifiers and upgraded equipment allowing for increased amperage of electricity and more efficient utilization.
We expect to see incremental capacity coming on-line beginning in 2013 and to be completed in 2014. We spent $2.3 million on the project during first quarter 2012, and since re-launching the project, we have spent $9.9 million. We anticipate the remaining capital spending will be incurred primarily in 2012 and 2013.
Financing activities
During the three months ended March 31, 2012, our financing cash flows mainly reflected the 2012 Refinancing. We borrowed $322.6 million under a new 2012 Term B Loan, repaid $78.2 million under the old 2007 Term B Loan and paid $75.0 million pursuant to the 2012 Tender Offering associated with the AcquisitionCo Notes. We incurred $12.0 million of financing costs associated with the

2012 Refinancing transactions, of which $10.9 million was paid during first quarter 2012. In addition, we paid $90.0 million in regular and supplemental dividends including $3.1 million in distributions to share-based award holders.
Cash Dividend
On February 15, 2012, the Board declared a regular quarterly dividend of $0.04 per share which we paid on March 21, 2012 to shareholders of record as of February 27, 2012. Cash payments related to this dividend totaled $2.6 million. The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in the Company's financial condition and cash needs could result in dividends being declared in different amounts, or not at all.
On February 29, 2012, the Board declared a supplemental dividend of $1.25 per share which we paid on March 19, 2012 to shareholders of record as of March 12, 2012. Cash payments related to the supplemental dividend totaled $87.4 million and were paid from the net proceeds of the 2012 Refinancing.
Covenant Compliance and Financial Ratios
Certain covenants contained in our debt agreements governing our senior secured credit facilities and the indentures governing our Notes restrict our ability to take certain actions if we are unable to meet certain ratios of Adjusted EBITDA to fixed charges and Net Debt, Senior Secured Net Debt and Senior First Lien Secured Net Debt to Adjusted EBITDA. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. Upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. In addition, certain covenants contained in our debt agreements restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends and engaging in mergers, acquisitions and certain other investments) unless we meet certain standards in respect of the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the "fixed-charge coverage ratio") or the ratio of our senior first-lien secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the "net senior secured leverage ratio"). Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA, or our net income, on a quarterly basis. Our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default. We met all financial ratio thresholds as of March 31, 2012.
Certain of the minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

		Requirements	Actual as of
			March 31, 2012	December 31, 2011
AcquisitionCo Notes (1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	4.9 to 1.0	8.9 to 1
2012 Term B Loan and 2012 Revolver (2)	Total Net Senior First Lien Secured Leverage Ratio	Maximum 2.25 to 1.0	1.3 to 1.0	0.9 to 1

(1)
For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended March 31, 2012 and the year ended December 31, 2011 were $40.2 million and $26.5 million, respectively.

(2)
As used in calculating this ratio, "senior first-lien secured net debt" means the amount outstanding under our 2012 Term B Loan and 2012 Revolver immediately following the 2012 Refinancing (for the actual ratio as of December 31, 2011) or outstanding as of March 31, 2012 (for the actual ratio as of March 31, 2012) and any debt secured by a first priority lien on assets of Noranda AcquisitionCo and/or any of its subsidiaries, less "unrestricted cash" and "permitted investments" (as defined under our 2012 Senior Secured Credit Facilities) up to a cap of $100 million. The ratios presented are assuming the 2012 Refinancing had been in place at December 31, 2011. Under this assumption, at March 31, 2012 and December 31, 2011, senior first lien secured debt was $325.0 million on both dates, and unrestricted cash and permitted investments were $71.7 million and $100.0 million (including the approximate $73.0 million increase in cash immediately following the 2012 Refinancing and 2012 Tender Offer), respectively, resulting in senior first lien secured net debt of $253.3 million and $225.0 million, respectively.

Our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default, except that, if availability under the 2012 Revolver is less than certain minimum threshold amounts, Noranda AcquisitionCo must maintain a minimum fixed charge coverage ratio, as defined under our 2012 Revolver, of not less than 1.0 to 1.0.
Management uses "Adjusted EBITDA" as a liquidity measure in respect of the fixed-charge coverage ratio and the net senior secured leverage ratio, as defined in our debt agreements. As used herein, Adjusted EBITDA means net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate certain non-cash expenses and other specified items of income or expense as outlined below (in millions):

	Three months ended March 31,		Twelve months ended
			March 31,	December 31,
	2012	2011	2012	2011
	$	$	$	$
Adjusted EBITDA	35.0	75.7	195.1	235.8
Last in, first out and lower of cost or market inventory adjustments (a)	4.9	(10.1)	2.4	(12.6)
Loss on disposal of assets	(0.6)	(1.1)	(2.8)	(3.3)
Non-cash pension, accretion and stock compensation	(5.1)	(3.7)	(13.8)	(12.4)
Relocation and severance	(0.2)	(0.4)	(2.7)	(2.9)
Consulting fees	(0.5)	(0.3)	(2.5)	(2.3)
Interest rate swap	—	—	(4.6)	(4.6)
Debt refinancing expense	(8.1)	—	(8.1)	—
Non-cash derivative gains (b)	25.5	27.0	115.5	117.0
Other, net	2.2	(0.3)	(6.7)	(9.2)
Depreciation and amortization	(22.9)	(23.6)	(97.0)	(97.7)
Interest expense, net	(6.5)	(5.7)	(22.3)	(21.5)
Income tax (expense) benefit	(7.5)	(19.2)	(33.7)	(45.4)
Net income	16.2	38.3	118.8	140.9
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
The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended March 31,		Twelve months ended
	2012	2011	March 31, 2012	December 31, 2011
	$	$	$	$
Adjusted EBITDA	35.0	75.7	195.1	235.8
Stock compensation expense	2.2	2.0	5.5	5.3
Changes in other assets	(1.4)	(5.8)	(2.3)	(6.7)
Changes in pension, other post-retirement liabilities and other long-term liabilities	(1.3)	3.1	(18.7)	(14.3)
Changes in current operating assets and liabilities	(31.2)	(25.1)	24.7	30.8
Changes in current income taxes	(9.8)	(19.0)	(61.3)	(70.5)
Changes in accrued interest	(5.8)	(5.0)	(10.6)	(9.8)
Non-cash pension, accretion and stock compensation	(5.1)	(3.7)	(13.8)	(12.4)
Restructuring, relocation and severance	(0.2)	(0.4)	(2.7)	(2.9)
Consulting and sponsor fees	(0.5)	(0.3)	(2.5)	(2.3)
Interest rate swaps	—	—	(4.6)	(4.6)
Other, net	1.7	(0.4)	(5.7)	(7.8)
Cash flow from operating activities	(16.4)	21.1	103.1	140.6

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended March 31,		Twelve months ended
	2012	2011	March 31, 2012	December 31, 2011
	$	$	$	$
Variable price aluminum offset swaps and other	1.2	(1.2)	2.3	(0.1)
Natural gas swaps	9.6	6.4	29.3	26.1
Interest rate swaps	—	—	4.6	4.6
Total	10.8	5.2	36.2	30.6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 12, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes to the description of our legal proceedings previously disclosed in our Annual Report on Form 10-K, as filed on March 12, 2012.

Item 1A.    Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as filed on March 12, 2012.

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

Item 5.        Other Information
None.

Item 6.	Exhibits
See the index to Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION
April 30, 2012	/S/ ROBERT B. MAHONEY
Robert B. Mahoney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit number	Description
2.1
Stock Purchase Agreement, dated April 10, 2007, by and among Noranda Aluminum Acquisition Corporation, Noranda Finance, Inc. and Xstrata (Schweiz) A.G. (incorporated by reference to Exhibit 2.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

3.1
Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

3.2
Amended and Restated By-Laws, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

10.1
ABL Credit Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda, Aluminum Acquisition Corporation, the other borrowers party thereto from time to time the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.2
ABL Guarantee and Collateral Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.3
Term Credit Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.4
Term Guarantee and Collateral Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.5
Intercreditor Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as ABL Agent and Term Agent (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.6
Amendment No. 1 to ABL Credit Agreement, dated as of March 21, 2012, among Noranda Aluminum Holding Corporation, Noranda, Aluminum Acquisition Corporation, the other borrowers party thereto from time to time the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document