Form 10-Q
period 2012-06-30
Noranda Aluminum Holding CORP
filed 2012-07-31
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
As of July 20, 2012, there were 67,690,078 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	June 30, 2012	December 31, 2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	50.6	42.7
Accounts receivable, net	136.5	107.6
Inventories, net	197.8	186.5
Taxes receivable	1.6	—
Prepaid expenses	22.0	13.3
Other current assets	14.1	41.3
Total current assets	422.6	391.4
Property, plant and equipment, net	695.3	699.8
Goodwill	137.6	137.6
Other intangible assets, net	64.1	67.1
Other assets	86.0	81.6
Total assets	1,405.6	1,377.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	97.5	95.9
Accrued liabilities	54.0	87.3
Taxes payable	—	2.6
Derivative liabilities, net	25.5	40.9
Deferred tax liabilities	24.2	35.9
Current portion of long-term debt	3.3	2.4
Total current liabilities	204.5	265.0
Long-term debt, net	593.9	426.1
Long-term derivative liabilities, net	0.4	0.1
Pension and other post-retirement benefit ("OPEB") liabilities	167.3	175.7
Other long-term liabilities	48.6	46.2
Long-term deferred tax liabilities	201.1	202.8
Common stock subject to redemption (0.2 shares at June 30, 2012 and December 31, 2011)	2.0	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at June 30, 2012 and December 31, 2011)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 67.5 shares issued and outstanding at June 30, 2012; 67.3 shares issued and outstanding at December 31, 2011, including 0.2 shares subject to redemption at June 30, 2012 and December 31, 2011)	0.7	0.7
Capital in excess of par value	231.5	231.9
Retained earnings	15.4	63.4
Accumulated other comprehensive loss	(65.8)	(42.4)
Total shareholders’ equity	181.8	253.6
Non-controlling interest	6.0	6.0
Total equity	187.8	259.6
Total liabilities and equity	1,405.6	1,377.5
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Sales	371.7	426.3	725.2	820.9
Operating costs and expenses:
Cost of sales	331.9	353.1	636.1	681.4
Selling, general and administrative expenses	14.8	20.6	40.5	45.5
Total operating costs and expenses	346.7	373.7	676.6	726.9
Operating income	25.0	52.6	48.6	94.0
Other (income) expense:
Interest expense, net	8.8	5.5	15.3	11.2
Gain on hedging activities, net	(22.4)	(24.3)	(37.1)	(46.1)
Debt refinancing expense	—	—	8.1	—
Total other income, net	(13.6)	(18.8)	(13.7)	(34.9)
Income before income taxes	38.6	71.4	62.3	128.9
Income tax expense	13.3	24.0	20.8	43.2
Net income	25.3	47.4	41.5	85.7
Net income per common share:
Basic	$0.38	$0.71	$0.62	$1.28
Diluted	$0.36	$0.69	$0.60	$1.26
Weighted-average common shares outstanding:
Basic	67.46	66.93	67.40	66.88
Diluted	69.33	68.32	69.09	68.22
Cash dividends declared per common share	$0.04	$—	$1.33	$—
See accompanying notes
NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Net income	25.3	47.4	41.5	85.7
Other comprehensive income:
Reclassification of pension and OPEB amounts realized in net income	2.8	—	5.7	—
Unrealized loss on derivatives	0.4	(2.3)	(3.4)	(2.8)
Reclassification of derivative amounts realized in net income	(22.3)	(26.7)	(39.0)	(46.4)
Total other comprehensive loss, before tax	(19.1)	(29.0)	(36.7)	(49.2)
Income tax benefit related to components of other comprehensive loss	7.0	10.6	13.3	17.9
Total other comprehensive loss, net of tax	(12.1)	(18.4)	(23.4)	(31.3)
Total comprehensive income	13.2	29.0	18.1	54.4
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7
Net income	—	—	—	140.9	—	—	140.9
Other comprehensive loss	—	—	—	—	(111.9)	—	(111.9)
Issuance of common shares for equity-based awards	—	—	0.7	—	—	—	0.7
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess tax benefit related to share-based payment arrangements	—	—	0.7	—	—	—	0.7
Dividends to shareholders @ $1.03 per share	—	—	—	(69.3)	—	—	(69.3)
Distribution to share-based award holders @ $1.00 per share	—	—	(1.8)	—	—	—	(1.8)
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
Net income	—	—	—	41.5	—	—	41.5
Other comprehensive loss	—	—	—	—	(23.4)	—	(23.4)
Issuance of common shares for equity-based awards	—	—	0.2	—	—	—	0.2
Stock compensation expense related to equity-based awards	—	—	2.8	—	—	—	2.8
Shares repurchased	—	—	(0.3)	—	—	—	(0.3)
Dividends to shareholders @ $1.33 per share	—	—	—	(89.5)	—	—	(89.5)
Distribution to share-based award holders @ $1.25 per share	—	—	(3.1)	—	—	—	(3.1)
Balance, June 30, 2012	—	0.7	231.5	15.4	(65.8)	6.0	187.8

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended June 30,
	2012	2011
	$	$
OPERATING ACTIVITIES
Net income	41.5	85.7
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	46.6	48.1
Non-cash interest expense	1.4	10.3
Last in, first out and lower of cost or market inventory adjustments	(4.3)	19.2
(Gain) loss on disposal of assets	(2.6)	1.5
Gain on hedging activities, net of cash settlements	(61.0)	(58.0)
Debt refinancing expense	8.1	—
Deferred income taxes	0.1	5.4
Share-based compensation expense	3.0	3.5
Excess tax benefit related to share-based payment arrangements	—	(0.7)
Changes in other assets	(3.4)	(6.9)
Changes in pension, other post-retirement and other long-term liabilities	1.1	(2.3)
Changes in current operating assets and liabilities:
Accounts receivable, net	(29.0)	(18.0)
Inventories, net	(8.7)	(28.6)
Taxes receivable and taxes payable	(4.2)	(7.1)
Other current assets	22.2	(18.1)
Accounts payable	4.5	28.3
Accrued liabilities	(33.6)	14.3
Cash provided by (used in) operating activities	(18.3)	76.6
INVESTING ACTIVITIES
Capital expenditures	(41.9)	(29.3)
Proceeds from sale of property, plant and equipment	4.8	2.4
Cash used in investing activities	(37.1)	(26.9)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	0.2	0.6
Dividends paid to shareholders	(89.5)	—
Distributions paid to share-based award holders	(3.1)	—
Repurchase of shares	(0.3)	—
Repayments of long-term debt	(154.0)	—
Borrowings on long-term debt, net	322.6	—
Payments of financing costs	(12.6)	—
Excess tax benefit related to share-based payment arrangements	—	0.7
Cash provided by (used in) financing activities	63.3	1.3
Change in cash and cash equivalents	7.9	51.0
Cash and cash equivalents, beginning of period	42.7	33.8
Cash and cash equivalents, end of period	50.6	84.8
See accompanying notes
1.    ACCOUNTING POLICIES
Organization, Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements represent the consolidation of Noranda Aluminum Holding Corporation and all companies that we directly or indirectly control ("Noranda," "the Company," "we," "us," and "our"). "Noranda HoldCo" refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries. "Noranda AcquisitionCo" refers only to Noranda Aluminum Acquisition Corporation, the wholly-owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended June 30, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	13.0	55.9	143.9	158.9	—	—	371.7
Intersegment	19.3	37.3	18.3	—	—	(74.9)	—
Total sales	32.3	93.2	162.2	158.9	—	(74.9)	371.7

Capital expenditures	2.7	3.9	8.0	4.9	0.8	—	20.3

Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	1.4	13.7	23.1	14.6	(6.3)	2.6	49.1
Depreciation and amortization	(2.2)	(5.3)	(11.1)	(4.8)	(0.3)	—	(23.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	1.0	(1.6)	—	—	(0.6)
Gain (loss) on disposal of assets	—	—	(1.1)	4.3	—	—	3.2
Non-cash pension, accretion and stock compensation	(0.1)	(0.2)	(1.3)	(1.1)	(1.3)	—	(4.0)
Relocation and severance	—	—	—	(0.1)	(0.1)	—	(0.2)
Consulting fees	—	—	—	—	—	—	—
Cash settlements on hedging transactions	—	—	0.5	2.8	—	—	3.3
Other, net	—	(0.3)	0.1	0.1	—	(2.0)	(2.1)
Operating income (loss)	(0.9)	7.9	11.2	14.2	(8.0)	0.6	25.0
Interest expense, net							8.8
Gain on hedging activities, net							(22.4)
Debt refinancing expense							—
Total other income, net							(13.6)
Income before income taxes							38.6

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Three months ended June 30, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	17.8	60.5	174.3	173.7	—	—	426.3
Intersegment	18.6	48.7	18.3	—	—	(85.6)	—
Total sales	36.4	109.2	192.6	173.7	—	(85.6)	426.3

Capital expenditures	2.3	3.0	6.1	3.7	0.7	—	15.8

Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	6.0	27.6	48.0	16.2	(7.2)	(2.1)	88.5
Depreciation and amortization	(2.8)	(5.2)	(11.6)	(4.6)	(0.3)	—	(24.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	(3.6)	(2.4)	—	(3.1)	(9.1)
Gain (loss) on disposal of assets	0.7	—	(0.7)	(0.4)	—	—	(0.4)
Non-cash pension, accretion and stock compensation	(0.2)	(0.2)	(0.7)	(0.6)	(1.6)	—	(3.3)
Relocation and severance	—	(0.1)	—	(0.1)	—	—	(0.2)
Consulting fees	—	—	—	—	(0.1)	—	(0.1)
Cash settlements on hedging transactions	—	—	(0.2)	(1.4)	—	—	(1.6)
Other, net	0.1	—	(0.3)	0.1	(0.2)	3.6	3.3
Operating income (loss)	3.8	22.1	30.9	6.8	(9.4)	(1.6)	52.6
Interest expense, net							5.5
Gain on hedging activities, net							(24.3)
Debt refinancing expense							—
Total other income, net							(18.8)
Income before income taxes							71.4

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Six months ended June 30, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	23.7	113.5	284.0	304.0	—	—	725.2
Intersegment	41.8	74.2	40.1	—	—	(156.1)	—
Total sales	65.5	187.7	324.1	304.0	—	(156.1)	725.2

Capital expenditures	4.0	8.2	20.7	7.7	1.3	—	41.9

Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	3.6	27.4	48.8	29.1	(15.0)	(0.2)	93.7
Depreciation and amortization	(4.2)	(10.5)	(21.9)	(9.3)	(0.7)	—	(46.6)
Last in, first out and lower of cost or market inventory adjustments	—	—	4.4	0.4	—	(0.5)	4.3
Gain (loss) on disposal of assets	—	—	(1.6)	4.2	—	—	2.6
Non-cash pension, accretion and stock compensation	(0.1)	(0.4)	(2.7)	(2.4)	(3.5)	—	(9.1)
Relocation and severance	—	—	(0.2)	(0.1)	(0.1)	—	(0.4)
Consulting fees	—	—	—	—	(0.5)	—	(0.5)
Cash settlements on hedging transactions	—	—	0.5	4.0	—	—	4.5
Other, net	—	(0.4)	0.1	0.1	(0.2)	0.5	0.1
Operating income (loss)	(0.7)	16.1	27.4	26.0	(20.0)	(0.2)	48.6
Interest expense, net							15.3
Gain on hedging activities, net							(37.1)
Debt refinancing expense							8.1
Total other income, net							(13.7)
Income before income taxes							62.3

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Six months ended June 30, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	34.6	121.6	339.6	325.1	—	—	820.9
Intersegment	39.9	91.5	33.8	—	—	(165.2)	—
Total sales	74.5	213.1	373.4	325.1	—	(165.2)	820.9

Capital expenditures	5.4	5.3	12.2	5.7	0.7	—	29.3

Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	12.4	50.5	95.8	29.7	(13.8)	(4.0)	170.6
Depreciation and amortization	(4.4)	(10.4)	(23.3)	(9.4)	(0.6)	—	(48.1)
Last in, first out and lower of cost or market inventory adjustments	—	—	(8.4)	(8.3)	—	(2.5)	(19.2)
Loss on disposal of assets	0.7	—	(1.2)	(1.0)	—	—	(1.5)
Non-cash pension, accretion and stock compensation	(0.3)	(0.3)	(1.4)	(1.2)	(3.8)	—	(7.0)
Relocation and severance	—	(0.2)	(0.2)	(0.1)	(0.1)	—	(0.6)
Consulting fees	—	—	—	—	(0.4)	—	(0.4)
Cash settlements on hedging transactions	—	—	(0.4)	(2.4)	—	—	(2.8)
Other, net	—	(0.2)	(0.2)	—	(0.2)	3.6	3.0
Operating income (loss)	8.4	39.4	60.7	7.3	(18.9)	(2.9)	94.0
Interest expense, net							11.2
Gain on hedging activities, net							(46.1)
Debt refinancing expense							—
Total other income, net							(34.9)
Income before income taxes							128.9

	June 30, 2012	December 31, 2011
Segment assets:	$	$
Bauxite	149.7	148.3
Alumina	245.6	241.7
Primary Aluminum	557.8	574.5
Flat-Rolled Products	393.7	367.5
Corporate	101.3	83.6
Eliminations	(42.5)	(38.1)
Total assets	1,405.6	1,377.5

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows comprised depreciation of property, plant and equipment and other, amortization of intangible assets and amortization of other long-term assets as follows (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Depreciation of property, plant and equipment	20.9	21.1	41.1	42.6
Amortization of intangible assets	1.5	1.5	3.0	3.0
Amortization of other long-term assets	1.3	1.9	2.5	2.5
Total depreciation and amortization	23.7	24.5	46.6	48.1
Cash paid for interest and income taxes was as follows (in millions):

	Six months ended June 30,
	2012	2011
	$	$
Interest paid	15.1	1.4
U.S. Federal and state income taxes paid, net of refunds received	25.1	42.3
Jamaican income taxes paid	—	4.0
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $5.6 million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively, and were not reflected as capital expenditures in the unaudited consolidated statements of cash flows. For the six months ended June 30, 2012 and 2011, we capitalized interest of $0.6 million and $0.3 million, respectively, related to long-term capital projects.
During second quarter 2012, we received net proceeds of $4.5 million upon the sale of idle mill equipment from our Flat Rolled Products segment. This gain is included in (gain) loss on disposal of assets in the unaudited consolidated statement of cash flows for the six months ended June 30, 2012. Gains and losses on disposal of assets are reported net as a component of selling, general and administrative expenses in the accompanying unaudited statements of operations.
Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) ("AOCI") were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax benefit (expense) related to unrealized net actuarial gain/loss, prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax benefit (expense) related to unrealized gain or loss on derivatives	Total, net of tax
Balance, December 31, 2010	(99.4)	36.8	207.1	(75.0)	69.5
Amounts recorded to AOCI for the period	(70.4)	26.6	(14.3)	5.3	(52.8)
Reclassification of amounts realized in net income	6.0	(2.2)	(98.7)	35.8	(59.1)
Balance, December 31, 2011	(163.8)	61.2	94.1	(33.9)	(42.4)
Amounts recorded to AOCI for the period	—	—	(3.4)	1.2	(2.2)
Reclassification of amounts realized in net income	5.7	(2.1)	(39.0)	14.2	(21.2)
Balance, June 30, 2012	(158.1)	59.1	51.7	(18.5)	(65.8)

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
	$	$
Cash	30.6	39.8
Money market funds	20.0	2.9
Total cash and cash equivalents	50.6	42.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Accounts receivable, net, consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
	$	$
Trade	136.6	107.7
Allowance for doubtful accounts	(0.1)	(0.1)
Total accounts receivable, net	136.5	107.6
Other current assets consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
	$	$
Current foreign deferred tax asset	3.3	3.3
Employee loans receivable, net	2.3	2.2
Current derivative assets (see Note 11, "Derivative Financial Instruments")	4.9	2.0
Restricted cash (see Note 7, "Commitments and Contingencies")	—	30.1
Other current assets	3.6	3.7
Total other current assets	14.1	41.3
Other assets consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
	$	$
Deferred financing costs, net of amortization	10.7	8.1
Cash surrender value of life insurance	25.3	25.1
Pension asset (see Note 10, "Pensions and Other Post-Retirement Benefits")	7.3	7.0
Restricted cash (see Note 9, "Asset Retirement and Other Obligations")	12.9	12.7
Supplies	13.8	12.7
Prepaid Jamaican income taxes	6.0	6.0
Derivative assets (see Note 11, "Derivative Financial Instruments")	0.5	—
Other	9.5	10.0
Total other assets	86.0	81.6
Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
	$	$
Compensation and benefits	16.6	22.5
Workers’ compensation	5.2	4.6
Other operating expenses	13.8	11.1
Power rate case related accruals (see Note 7, "Commitments and Contingencies")	—	30.1
Accrued interest	2.1	2.4
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	2.2	1.8
Land obligation (see Note 9 "Asset Retirement and Other Obligations")	4.9	4.3
Reclamation obligation (see Note 9, "Asset Retirement and Other Obligations")	1.5	2.8
Environmental remediation obligations (see Note 7 "Commitments and Contingencies")	1.8	1.9
Obligations to the Government of Jamaica (see Note 17, "Non-Controlling Interest")	5.0	4.7
Pension and OPEB liabilities (see Note 10, "Pensions and Other Post-Retirement Benefits")	0.9	0.9
Restricted stock unit ("RSU") liability awards (see Note 13, "Share-Based Payments")	—	0.2
Total accrued liabilities	54.0	87.3

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Other long-term liabilities consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
	$	$
Reserve for uncertain tax positions	0.8	0.8
Workers’ compensation	14.3	13.1
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	13.7	13.9
Land obligation (see Note 9, "Asset Retirement and Other Obligations")	9.4	8.9
Reclamation obligation (see Note 9, "Asset Retirement and Other Obligations")	1.6	1.8
Environmental remediation obligations (see Note 7, "Commitments and Contingencies")	2.2	2.2
Deferred compensation and other	6.6	5.5
Total other long-term liabilities	48.6	46.2

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	20.0	—	—	20.0
Derivative assets	—	6.8	—	6.8
Derivative liabilities	—	(27.3)	—	(27.3)
Total	20.0	(20.5)	—	(0.5)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	2.9	—	—	2.9
Derivative assets	—	2.5	—	2.5
Derivative liabilities	—	(41.5)	—	(41.5)
RSU liability awards	(0.2)	—	—	(0.2)
Total	2.7	(39.0)	—	(36.3)
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
In Note 8, "Long-Term Debt" we disclose the fair values of our debt instruments. The fair value of our AcquisitionCo Notes is based on recent market transactions and is classified as Level 2 within the hierarchy. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the Term B 2012 Loan and revolver are based on interest rates available at each balance sheet date. These instruments are also classified as Level 2.
We had no transfers between fair value hierarchy levels during second quarter 2012.

5.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 25% and 26% of total inventories, at cost, at June 30, 2012 and December 31, 2011, respectively.
Inventories, net, consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
	$	$
Raw materials, at cost	74.1	71.2
Work-in-process, at cost	58.7	51.7
Finished goods, at cost	22.7	26.3
Total inventories, at cost	155.5	149.2
Last in first out adjustment	16.7	10.3
Lower of cost or market reserve	(13.2)	(11.5)
Inventories, at lower of cost or market	159.0	148.0
Supplies	38.8	38.5
Total inventories, net	197.8	186.5

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives in years			June 30,	December 31,
				2012	2011
				$	$
Land				49.3	49.2
Buildings and improvements	10	—	47	148.7	128.2
Machinery and equipment	3	—	50	857.4	831.3
Construction in progress				40.3	59.1
Property, plant and equipment, at cost				1,095.7	1,067.8
Accumulated depreciation				(400.4)	(368.0)
Total property, plant and equipment, net				695.3	699.8

7.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to six collective bargaining agreements, each of which expire within the next five years. Our collective bargaining agreements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers; the University and Allied Workers Union("UAWU"); the Union of Technical, Administrative and Supervisory Personnel ("UTASP"); and the Bustamante Industrial Trade Union ("BITU").

•	A new agreement at our mining operations in St. Ann, Jamaica ("St. Ann") with the UTASP was signed in July 2012, which expires in December 2013.

•	The agreement at St. Ann with the BITU expires in December 2012. This contract covers a small portion of our St. Ann workforce.

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
The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. To determine our smelter's compliance with NAAQS, we measure emissions using currently acceptable methods.
In 2010, the EPA issued regulations that increased the stringency of NAAQS. Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur significant capital or operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
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
We are currently a party to the appeal of several rate-related issues, including rate increases approved by the MoPSC in May 2010 and July 2011 and the amount of cost increases related to the FAC. Despite these appeals, our unaudited consolidated financial statements reflect our payment of power costs at the enacted rates, with disputed amounts held in escrow by the Missouri Circuit Court. As of December 31, 2011, other current assets (see Note 3, "Supplemental Financial Statement Information" to our accompanying unaudited condensed consolidated financial statements) included $30.1 million, held in escrow related to these appeals, with a corresponding liability recorded in accrued liabilities. We had no disputed amounts held in escrow as of June 30, 2012.
On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval, and as a result, $30.0 million of the escrowed funds were released to Ameren during first quarter 2012. The release of these funds did not result in any impact to our operating results, our net working capital, or our net assets.
On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. As we have in previous rate cases, we expect to be an active participant in the MoPSC rate setting process. Any increase approved would be effective at the beginning of the month following the MoPSC's ruling. We expect a ruling on this request by January 3, 2013.

8.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	June 30, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Senior Floating Rate Notes due 2015 ("AcquisitionCo Notes")	275.3	261.5	4.73%	350.3	324.0	4.66%
Term B Loan, net	321.9	321.9	5.75%	78.2	78.2	2.05%
Revolver	—	—		—	—
Total debt, net	597.2			428.5
Less: Current portion	(3.3)			(2.4)
Long-term debt, net	593.9			426.1
2012 Refinancing
In first quarter 2012, we refinanced our existing senior secured credit facilities and entered into the new senior secured credit facilities consisting of the 2012 Term B Loan ($325.0 million) and the 2012 Revolver (up to $250.0 million.) We also repaid the remaining $78.2 million balance of our existing term loan. We refer to this transaction as the "2012 Refinancing." We are required to repay $0.8 million of the 2012 Term B Loan quarterly.
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
As of June 30, 2012, we had $321.9 million outstanding under the 2012 Term B Loan, which is recorded in our accompanying unaudited consolidated balance sheet net of $2.3 million of unamortized discount. The 2012 Revolver had no outstanding balance and outstanding letters of credit totaled $36.1 million at June 30, 2012. Availability under the 2012 Revolver is subject to a calculated borrowing base, which totaled $165.5 million as of June 30, 2012.

9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations.
Our reclamation obligations activity at St. Ann follows (in millions):

Six months ended June 30, 2012
$
Balance, beginning of period	4.6
Additional liabilities incurred	1.0
Liabilities settled	(2.6)
Accretion	0.1
Balance, end of period	3.1
Land Obligation
In cases where land to be mined is privately owned, St. Ann acquires the right to mine either through a purchase of the land or by compensating the owner for disturbing the owner's surface rights. In the case of a purchase of the land, the consideration is typically cash and or a commitment to resettle the Owner to another area ("St. Ann Land Obligation"). Additional consideration is paid for crops, homes, and other structures that may exist on the land but which may be destroyed or damaged by the mining activities.
Our St. Ann Land Obligation activity follows (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Six months ended June 30, 2012
$
Balance, beginning of period	13.2
Additional liabilities incurred	1.6
Liabilities settled	(0.5)
Balance, end of period	14.3
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
Our asset retirement obligations activity follows (in millions):

Six months ended June 30, 2012
$
Balance, beginning of period	15.7
Additional liabilities incurred	0.5
Liabilities settled	(0.7)
Accretion	0.4
Balance, end of period	15.9
As of June 30, 2012 and December 31, 2011, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of June 30, 2012 and December 31, 2011, we had undiscounted liabilities of $1.8 million and $1.9 million, respectively, in accrued liabilities and $2.2 million, in other long-term liabilities at each period end, for remediation of Gramercy’s known environmental conditions. Approximately $0.8 million of the recorded liability represents monitoring costs which will be incurred ratably over a 30 year period. The remainder is related to clean-up costs expected to be incurred between 2012 and 2014. These estimates are subject to change based on cost. No other responsible parties are involved in any ongoing environmental remediation activities.

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
Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Service cost	3.5	2.6	0.2	0.1
Interest cost	4.4	4.6	0.4	0.3
Expected return on plan assets	(4.8)	(4.9)	(0.6)	(0.4)
Recognized actuarial loss	2.7	1.3	—	—
Amortization of prior service cost	0.1	0.1	—	0.1
Net periodic cost	5.9	3.7	—	0.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Noranda Pension Plans		St. Ann Pension Plans
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Service cost	6.6	5.2	0.4	0.3
Interest cost	8.9	9.2	0.8	0.7
Expected return on plan assets	(9.5)	(9.8)	(1.1)	(0.9)
Recognized actuarial loss	5.5	2.6	—	—
Amortization of prior service cost	0.2	0.2	—	0.1
Net periodic cost	11.7	7.4	0.1	0.2
Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Service cost	0.1	0.1	0.1	0.1
Interest cost	0.2	0.1	0.1	0.2
Recognized actuarial loss	—	—	—	0.1
Net periodic cost	0.3	0.2	0.2	0.4

	Noranda OPEB Plans		St. Ann OPEB Plans
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Service cost	0.2	0.2	0.2	0.2
Interest cost	0.3	0.2	0.2	0.4
Recognized actuarial loss	—	—	—	0.1
Net periodic cost	0.5	0.4	0.4	0.7
Expected Employer Contributions
We contributed $14.6 million and $0.3 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the six months ended June 30, 2012. We are currently evaluating our pension funding for the remainder of 2012 in light of recent legislation.

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
In May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. As of June 30, 2012, we had no outstanding fixed price aluminum swaps.
Fixed-price customer arrangements. From time to time, we enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Prior to fourth quarter 2011, we made a determination under ASC 815-10-15 "Derivatives and Hedging" to elect normal sale accounting on our sales contracts. Beginning in fourth quarter 2011, we began not to elect normal sale accounting on certain of these customer contracts and began to record those contracts as derivatives ("fixed-price aluminum customer contracts"). Because these fixed-price customer contracts expose us to aluminum market price fluctuations, we economically hedge this risk by entering into variable price aluminum swap contracts ("variable-price aluminum offset swaps") with various brokers, typically for terms less than one year.
As of June 30, 2012, our outstanding fixed-price aluminum customer contracts were as follows:

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2012	1.05	33.3
2013	1.07	31.7
As of June 30, 2012, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2012	0.98	45.7
2013	0.97	32.4
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price.
As of June 30, 2012, our outstanding natural gas swaps were as follows:

	Average price per million BTUs	BTUs hedged
Year	$	(in millions)
2012	7.46	4.1
Fixed-price natural gas contract. In March 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for 7.7 million BTUs of the refinery's anticipated natural gas usage in the period from April through October 2012. In May 2012, we set fixed prices for an additional 3.0 million BTUs for the remaining anticipated usage through December 2012. We record these contracts as derivatives, based on the fair value of the Henry Hub Index. As of June 30, 2012, 7.1 million BTUs remain hedged.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	June 30, 2012	December 31, 2011
	$	$
Fixed-price aluminum customer contracts	5.3	2.0
Variable-price aluminum offset swaps	(7.9)	(7.5)
Natural gas swaps	(18.1)	(33.5)
Natural gas fixed-price contract	0.2	—
Total	(20.5)	(39.0)
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

	June 30, 2012	December 31, 2011
	$	$
Current derivative assets	6.1	2.5
Current derivative liabilities	(26.7)	(41.4)
Current derivative assets (liabilities), net	(20.6)	(38.9)
Long-term derivative assets	0.7	—
Long-term derivative liabilities	(0.6)	(0.1)
Long-term derivative assets (liabilities), net	0.1	(0.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not (in millions):

	June 30, 2012				December 31, 2011
	Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting		Hedges that qualify for hedge accounting		Hedges that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Fixed-price aluminum customer contracts	—	—	5.3	—	—	—	2.0	—
Variable-price aluminum offset swaps	—	—	1.3	(9.2)	—	—	0.5	(8.0)
Natural gas swaps	—	(5.8)	—	(12.3)	—	(21.9)	—	(11.6)
Natural gas fixed-price contract	—	—	0.2	—	—	—	—	—
Total	—	(5.8)	6.8	(21.5)	—	(21.9)	2.5	(19.6)
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

•
Natural gas swaps. We entered into certain natural gas contracts during the fourth quarter of 2009 that qualified for and were designated as cash flow hedges based on a portion of estimated consumption of natural gas. As a result of entering into the fixed-price natural gas contract discussed above, we discontinued hedge accounting for those swaps covered under that contract. As a result, during March 2012 and May 2012, amounts were frozen in AOCI and will be reclassified into earnings in the period the hedged transactions occur.

The following table presents the net amount of unrealized gains (losses) on cash flow hedges as of June 30, 2012 that were reported as a component of AOCI and are expected to be reclassified into earnings during the year ending December 31, 2012 (in millions):

Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI

$
Fixed-price aluminum swaps	63.9
Natural gas swaps	(12.2)
Total	51.7
Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI; however, these amounts were not material for the periods presented. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gains (losses) on hedging activities in the unaudited consolidated statements of operations.
The following table presents how our hedging activities affected our unaudited consolidated statements of operations for each period (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Three months ended June 30, 2011:
Fixed-price aluminum swaps	(30.1)	—	(30.1)
Variable-price aluminum offset swaps	—	1.3	1.3
Natural gas swaps	3.4	1.0	4.4
Interest rate swaps	—	0.1	0.1
Total	(26.7)	2.4	(24.3)
Three months ended June 30, 2012:
Fixed-price aluminum swaps	(29.2)	—	(29.2)
Fixed-price aluminum customer contracts	—	(3.8)	(3.8)
Variable-price aluminum offset swaps	—	7.1	7.1
Natural gas swaps	6.9	(0.8)	6.1
Natural gas fixed-price contract	—	(2.6)	(2.6)
Total	(22.3)	(0.1)	(22.4)

Six months ended June 30, 2011:
Fixed-price aluminum swaps	(53.4)	—	(53.4)
Variable-price aluminum offset swaps	—	(1.1)	(1.1)
Natural gas swaps	7.0	1.3	8.3
Interest rate swaps	—	0.1	0.1
Total	(46.4)	0.3	(46.1)
Six months ended June 30, 2012:
Fixed-price aluminum swaps	(52.2)	—	(52.2)
Fixed-price aluminum customer contracts	—	(3.2)	(3.2)
Variable-price aluminum offset swaps	—	4.1	4.1
Natural gas swaps	13.2	1.2	14.4
Natural gas fixed-price contract	—	(0.2)	(0.2)
Total	(39.0)	1.9	(37.1)

12.    SHAREHOLDERS' EQUITY
Dividends declared and paid during the six months ended June 30, 2012 were as follows:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
On July 24, 2012, the Board declared a regular quarterly dividend of $0.04 per share to be paid on August 29, 2012 to shareholders of record as of August 6, 2012. Cash payments related to this dividend will total approximately $2.7 million

13.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Stock options	0.1	0.5	0.3	2.0
Restricted stock and restricted stock unit equity awards	0.7	0.7	2.5	1.0
Restricted stock unit liability awards	—	0.3	0.2	0.5
Total stock compensation expense	0.8	1.5	3.0	3.5
Share-based payment awards held by employee and non-employee directors include stock options, restricted stock, and restricted stock units ("RSUs"). Restricted stock and RSU awards have either service-vesting and/or performance-vesting requirements. We account for RSUs granted to the investor director provider group, which consists of the five full-time employees of our principal shareholders affiliated with Apollo Management VI ("Apollo") who serve on our board of directors, as liability awards.
During first quarter 2012, in respect of the supplemental dividend of $1.25 discussed in Note 12, "Shareholders' Equity", holders of stock options and of service-vesting restricted stock and RSUs received $1.25 for each share underlying such awards. We accelerated $1.2 million of stock compensation expense in connection with this payment. Holders of performance-vesting restricted stock and RSUs were granted additional performance-vesting restricted stock or RSUs, as applicable, with respect to the $1.25 per share supplemental dividend. The number of additional shares or units was computed by dividing the amount of the dividend the award holder would have received for a number of shares of our common stock equal to the number subject to the applicable award divided by the fair market value of a share of our common stock on the last trading day before the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying awards. Generally, holders of service-vesting and performance-vesting restricted stock and RSUs were granted additional shares or units, with respect to the 0.04 per share regular quarterly dividends in first and second quarter 2012. The number of additional shares or units was computed by dividing the amount of dividend the award holder would have received had the holder owned a number of shares equal to the number subject to the applicable award by the fair market value of a share of our common stock on the last trading day before the date of the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying award.
As of June 30, 2012, total unrecognized stock compensation expense related to share-based payment awards was $6.8 million. We will recognize this amount over a weighted-average period of 1.5 years. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs because the performance conditions had not been determined as of June 30, 2012. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.
Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)
		$	$		$	$
Outstanding, December 31, 2011	1,637,431	1.81	13.4	140,000	9.00	—
Exercised	(120,320)	1.73	1.0	—	—	—
Outstanding, June 30, 2012	1,517,111	1.91	9.2	140,000	9.00	—
Fully vested and exercisable, June 30, 2012 (weighted-average remaining contractual term of 4.3 years and 5.3 years, respectively)	1,124,279	2.09	6.6	140,000	9.00	—
Options that were not in-the-money at December 31, 2011 and June 30, 2012, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.
Restricted stock and RSU equity award activity was as follows:

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Service-vesting restricted stock and RSUs		Performance-vesting restricted stock and RSUs
	Awards	Weighted-average grant date fair value	Awards (target)
	#	$	#
Non-vested, December 31, 2011	479,465	13.66	260,866
Granted	407,760	11.75	462,053
Dividend equivalent units granted	6,539	9.30	92,034
Vested (aggregate intrinsic value of $1.4 million)	(122,624)	14.25	—
Forfeited	(5,023)	14.32	(1,707)
Non-vested, June 30, 2012 (aggregate intrinsic value of $12.6 million)	766,117	12.51	813,246
We determine grant date fair value of service-vesting restricted stock and RSUs based on the closing price of our common stock on the grant date. We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2012. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined for performance-vesting awards as of June 30, 2012, because the performance conditions had not yet been determined.
As of December 31, 2011, our accrued liabilities in the accompanying unaudited consolidated balance sheets included $0.2 million related to RSU liability awards. At June 30, 2012, the fair value of non-vested RSU liability awards was immaterial.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2011	34,148
Granted	25,000
Dividend equivalent units granted	294
Vested	(34,442)
Non-vested, June 30, 2012	25,000

14.    NET INCOME PER COMMON SHARE
Basic and diluted net income per common share ("EPS") were calculated as follows (in millions, except per share):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$25.3	$47.4	$41.5	$85.7
Weighted-average common shares outstanding:
Basic	67.46	66.93	67.40	66.88
Effect of dilutive options	1.87	1.39	1.69	1.34
Diluted	69.33	68.32	69.09	68.22
Net income per common share:
Basic	$0.38	$0.71	$0.62	$1.28
Diluted	$0.36	$0.69	$0.60	$1.26
Certain share-based payment awards whose terms and conditions are described in Note 13 "Share-Based Payments" could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive options were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Antidilutive options	0.65	—	0.40	—

15.    INCOME TAXES
Our effective income tax rate was approximately 34.5% for the three months ended June 30, 2012 and was 33.6% for the three months ended June 30, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.
Our effective income tax rate was approximately 33.4% for the six months ended June 30, 2012 and was 33.5% for the six months ended June 30, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

16.    RELATED PARTY TRANSACTIONS
We sell flat-rolled products to two customers that are affiliated with Apollo. Sales to these companies were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Berry Plastics Corporation	2.4	3.2	4.7	6.7
Metals USA Holdings Corp.	3.3	1.9	5.7	4.5
Accounts receivable from these related parties were as follows (in millions):

	June 30, 2012	December 31, 2011
	$	$
Berry Plastics Corporation	0.7	0.4
Metals USA Holdings Corp.	0.8	3.7
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
Under an establishment agreement between our subsidiary, Noranda Bauxite Limited ("NBL"), and the GOJ, NBL committed to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. If we do not meet our commitment to the GOJ regarding these expenditures, we would owe to the GOJ a penalty that could be material to our consolidated financial statements. We believe there is a remote possibility that we will not meet the commitment.
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

	June 30, 2012			December 31, 2011
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.3	—	0.3	1.9	—	1.9
Accounts receivable, net	13.5	(13.5)	—	11.2	(11.2)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	13.0	—	13.0	12.0	—	12.0
Other current assets	1.8	—	1.8	2.1	—	2.1
Property, plant and equipment, net	39.1	—	39.1	38.4	—	38.4
Other assets	4.5	—	4.5	5.2	—	5.2
Accounts payable	(53.3)	43.3	(10.0)	(50.1)	42.8	(7.3)
Accrued liabilities	(4.2)	—	(4.2)	(4.3)	—	(4.3)
Environmental, land and reclamation liabilities	(3.0)	—	(3.0)	(4.6)	—	(4.6)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
NBP’s net investment and advances to NJBP	5.7	29.8	35.5	5.8	31.6	37.4

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
June 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.7	46.2	1.3	2.4	—	50.6
Accounts receivable, net:
Trade	—	—	132.7	3.8	—	136.5
Affiliates	21.9	11.9	0.7	22.8	(57.3)	—
Inventories, net	—	—	171.8	27.5	(1.5)	197.8
Taxes receivable	1.7	—	0.2	(0.3)	—	1.6
Prepaid expenses	0.2	—	14.8	7.0	—	22.0
Other current assets	—	—	6.9	7.2	—	14.1
Total current assets	24.5	58.1	328.4	70.4	(58.8)	422.6
Investments in affiliates	374.4	1,517.4	—	—	(1,891.8)	—
Advances due from affiliates	—	112.6	669.8	63.4	(845.8)	—
Property, plant and equipment, net	—	—	636.2	59.1	—	695.3
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	64.1	—	—	64.1
Other assets	—	10.7	54.5	20.8	—	86.0
Total assets	398.9	1,698.8	1,890.6	213.7	(2,796.4)	1,405.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	0.1	87.2	10.2	—	97.5
Affiliates	—	21.9	22.8	12.6	(57.3)	—
Accrued liabilities	—	2.1	30.9	21.0	—	54.0
Derivative liabilities, net	—	—	25.5	—	—	25.5
Deferred tax liabilities	0.6	3.2	20.4	—	—	24.2
Current portion of long-term debt	—	3.3	—	—	—	3.3
Total current liabilities	0.6	30.6	186.8	43.8	(57.3)	204.5
Long-term debt, net	—	593.9	—	—	—	593.9
Long-term derivative liabilities, net	—	—	0.4	—	—	0.4
Pension and other "OPEB" liabilities	—	—	159.6	7.7	—	167.3
Other long-term liabilities	—	—	37.5	11.1	—	48.6
Advances due to affiliates	176.4	669.4	—	—	(845.8)	—
Long-term deferred tax liabilities	38.1	30.5	130.7	3.3	(1.5)	201.1
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	231.5	352.1	1,199.7	83.7	(1,635.5)	231.5
Retained earnings (accumulated deficit)	15.4	88.1	239.1	60.7	(387.9)	15.4
Accumulated other comprehensive income (loss)	(65.8)	(65.8)	(63.2)	(2.6)	131.6	(65.8)
Total shareholders' equity	181.8	374.4	1,375.6	141.8	(1,891.8)	181.8
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	181.8	374.4	1,375.6	147.8	(1,891.8)	187.8
Total liabilities and equity	398.9	1,698.8	1,890.6	213.7	(2,796.4)	1,405.6

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended June 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	358.7	32.3	(19.3)	371.7
Operating costs and expenses:
Cost of sales	—	—	320.9	30.3	(19.3)	331.9
Selling, general and administrative expenses	1.3	0.1	10.5	2.9	—	14.8
Total operating costs and expenses	1.3	0.1	331.4	33.2	(19.3)	346.7
Operating income (loss)	(1.3)	(0.1)	27.3	(0.9)	—	25.0
Other (income) expense:
Interest expense (income), net	(0.2)	8.9	0.1	—	—	8.8
Gain on hedging activities, net	—	—	(22.4)	—	—	(22.4)
Total other (income) expense, net	(0.2)	8.9	(22.3)	—	—	(13.6)
Income (loss) before income taxes	(1.1)	(9.0)	49.6	(0.9)	—	38.6
Income tax (benefit) expense	(0.4)	(3.2)	17.2	(0.3)	—	13.3
Equity in net income (loss) of subsidiaries	25.9	31.8	—	—	(57.7)	—
Net income (loss)	25.2	26.0	32.4	(0.6)	(57.7)	25.3
Other comprehensive income (loss)	(12.2)	(12.2)	(12.2)	—	24.5	(12.1)
Total comprehensive income (loss)	13.0	13.8	20.2	(0.6)	(33.2)	13.2

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended June 30, 2011
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	408.6	36.3	(18.6)	426.3
Operating costs and expenses:
Cost of sales	—	—	341.5	30.2	(18.6)	353.1
Selling, general and administrative expenses	1.8	0.3	16.2	2.3	—	20.6
Total operating costs and expenses	1.8	0.3	357.7	32.5	(18.6)	373.7
Operating income (loss)	(1.8)	(0.3)	50.9	3.8	—	52.6
Other (income) expense:
Interest expense (income), net	(0.1)	5.6	—	—	—	5.5
Gain on hedging activities, net	—	—	(24.3)	—	—	(24.3)
Total other (income) expense, net	(0.1)	5.6	(24.3)	—	—	(18.8)
Income (loss) before income taxes	(1.7)	(5.9)	75.2	3.8	—	71.4
Income tax (benefit) expense	(0.4)	(2.0)	25.1	1.3	—	24.0
Equity in net income of subsidiaries	48.7	52.6	—	—	(101.3)	—
Net income	47.4	48.7	50.1	2.5	(101.3)	47.4
Other comprehensive income (loss)	(18.4)	(18.4)	(18.4)	—	36.8	(18.4)
Total comprehensive income	29.0	30.3	31.7	2.5	(64.5)	29.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Six months ended June 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	701.5	65.5	(41.8)	725.2
Operating costs and expenses:
Cost of sales	—	—	618.0	59.9	(41.8)	636.1
Selling, general and administrative expenses	3.8	0.7	29.7	6.3	—	40.5
Total operating costs and expenses	3.8	0.7	647.7	66.2	(41.8)	676.6
Operating income (loss)	(3.8)	(0.7)	53.8	(0.7)	—	48.6
Other (income) expense:
Interest expense (income), net	(0.2)	15.4	0.1	—	—	15.3
Gain on hedging activities, net	—	—	(37.1)	—	—	(37.1)
Debt refinancing expense	—	8.1	—	—	—	8.1
Total other (income) expense, net	(0.2)	23.5	(37.0)	—	—	(13.7)
Income (loss) before income taxes	(3.6)	(24.2)	90.8	(0.7)	—	62.3
Income tax (benefit) expense	(1.1)	(8.2)	30.3	(0.2)	—	20.8
Equity in net income (loss) of subsidiaries	43.9	60.0	—	—	(103.9)	—
Net income (loss)	41.4	44.0	60.5	(0.5)	(103.9)	41.5
Other comprehensive income (loss)	(23.4)	(23.4)	(23.4)	—	46.8	(23.4)
Total comprehensive income (loss)	18.0	20.6	37.1	(0.5)	(57.1)	18.1

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Six months ended June 30, 2011
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	786.4	74.4	(39.9)	820.9
Operating costs and expenses:
Cost of sales	—	—	661.8	59.5	(39.9)	681.4
Selling, general and administrative expenses	4.3	0.3	34.4	6.5	—	45.5
Total operating costs and expenses	4.3	0.3	696.2	66.0	(39.9)	726.9
Operating income (loss)	(4.3)	(0.3)	90.2	8.4	—	94.0
Other (income) expense:
Interest expense (income), net	(0.2)	11.4	—	—	—	11.2
Gain on hedging activities, net	—	—	(46.1)	—	—	(46.1)
Total other (income) expense, net	(0.2)	11.4	(46.1)	—	—	(34.9)
Income (loss) before income taxes	(4.1)	(11.7)	136.3	8.4	—	128.9
Income tax (benefit) expense	(1.1)	(3.9)	45.4	2.8	—	43.2
Equity in net income of subsidiaries	88.7	96.5	—	—	(185.2)	—
Net income	85.7	88.7	90.9	5.6	(185.2)	85.7
Other comprehensive income (loss)	(31.3)	(31.3)	(31.3)	—	62.6	(31.3)
Total comprehensive income	54.4	57.4	59.6	5.6	(122.6)	54.4

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	0.2	(51.2)	31.1	1.6	—	(18.3)
INVESTING ACTIVITIES
Capital expenditures	—	—	(37.9)	(4.0)	—	(41.9)
Proceeds from sale of property, plant and equipment	—	—	4.8	—	—	4.8
Cash used in investing activities	—	—	(33.1)	(4.0)	—	(37.1)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	0.2	—	—	—	—	0.2
Dividends paid to shareholders	(89.5)	—	—	—	—	(89.5)
Distributions paid to share-based award holders	(3.1)	—	—	—	—	(3.1)
Repurchase of shares	(0.3)	—	—	—	—	(0.3)
Repayments of long-term debt	—	(154.0)	—	—	—	(154.0)
Borrowings on long-term debt, net	—	322.6	—	—	—	322.6
Payments of financing costs	—	(12.6)	—	—	—	(12.6)
Distribution (to parent) from subsidiary	89.9	(89.9)	—	—	—	—
Cash provided by (used in) financing activities	(2.8)	66.1	—	—	—	63.3
Change in cash and cash equivalents	(2.6)	14.9	(2.0)	(2.4)	—	7.9
Cash and cash equivalents, beginning of period	3.3	31.3	3.3	4.8	—	42.7
Cash and cash equivalents, end of period	0.7	46.2	1.3	2.4	—	50.6

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2011
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(1.7)	46.0	26.3	6.0	—	76.6
INVESTING ACTIVITIES
Capital expenditures	—	—	(23.9)	(5.4)	—	(29.3)
Proceeds from sale of property, plant and equipment	—	—	—	2.4	—	2.4
Cash used in investing activities	—	—	(23.9)	(3.0)	—	(26.9)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	0.6	—	—	—	—	0.6
Excess tax benefit related to share-based payment arrangements	0.7	—	—	—	—	0.7
Distribution (to parent) from subsidiary	0.6	(0.6)	—	—	—	—
Cash provided by (used in) financing activities	1.9	(0.6)	—	—	—	1.3
Change in cash and cash equivalents	0.2	45.4	2.4	3.0	—	51.0
Cash and cash equivalents, beginning of period	7.3	20.4	2.5	3.6	—	33.8
Cash and cash equivalents, end of period	7.5	65.8	4.9	6.6	—	84.8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Overview
We are a leading North American integrated producer of value-added primary aluminum and high quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business consists of three reportable segments: Primary Aluminum, Alumina, and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as "New Madrid," and supporting operations at our bauxite mine and alumina refinery. In 2011, New Madrid produced approximately 583 million pounds (264,000 metric tonnes) of primary aluminum, representing approximately 13% of total 2011 U.S. primary aluminum production, based on statistics from CRU, an independent mining and metals consultancy group. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Our second quarter 2012 operating results reflect the effects of stable demand for our products, and the effectiveness of our Cost-Out Reliability and Effectiveness ("CORE") productivity program in controlling costs and improving operating effectiveness, offset by the impact of a decline in the London Metal Exchange ("LME") aluminum price.

•	Lower prices negatively impacted our operating results by $56.3 million in second quarter 2012 relative to second quarter 2011, driven by lower LME aluminum prices.

◦
Persisting global macro-economic concerns, particularly the European sovereign-debt crisis and fears of slowing economic growth in China, have dampened LME aluminum prices since the second half of 2011. Substantially all of our external revenues are linked to the LME aluminum price, which averaged $0.90 per pound in second quarter 2012 compared to $1.18 per pound in second quarter 2011. The second quarter 2012 average marked the lowest quarterly LME aluminum price level since third quarter 2009, when the average LME aluminum price was $0.82 per pound.

◦
In our Primary Aluminum and Flat-Rolled Products segments, the effects of lower LME aluminum price levels have been partially offset by higher product premiums, particularly the Midwest Transaction Premium ("MWP"). Despite historically high levels of inventory in LME warehouses, availability of physical aluminum has been limited, driving the MWP to increase to an average of $0.10 per pound in second quarter 2012 from a second quarter 2011 average of $0.08 per pound. Our average realized price, the Midwest transaction price ("MWTP") inclusive of the MWP, was $1.01 in second quarter 2012 compared to $1.26 in second quarter 2011.

•
Over the course of 2011, the costs of certain raw material inputs, such as carbon-based products used in our Primary Aluminum segment and chemical products used in our Alumina segment, increased significantly. During 2012, those costs plateaued, resulting in relatively flat raw material input costs in second quarter 2012 relative to second quarter 2011.

◦
Reflecting these upward cost pressures, combined with a lower benefit from third party revenues against our long positions of alumina and bauxite because of lower LME aluminum prices, our second quarter 2012 Net Cash Cost was $0.73 per pound compared to $0.70 per pound in second quarter 2011.

◦
Through this period of raw material inflation, we have maintained our emphasis on driving cost savings through our CORE productivity program--achieving $15.0 million in cost savings in second quarter 2012, and a total of $100.9 million since the beginning of 2011.

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
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the six months ended June 30, 2012, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Carbon-based products	10% increase in price	(1.8)
Alumina	$0.10 increase in LME per pound	(2.2)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME per pound	(5.4)

Results of operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the unaudited consolidated financial statements and related notes included herein.

Results of Operations
The following table sets forth certain consolidated financial information for the periods ended June 30, 2012 and 2011 (in millions, except per share data and where noted):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Statements of operations data:
Sales	371.7	426.3	725.2	820.9
Operating costs and expenses:
Cost of sales	331.9	353.1	636.1	681.4
Selling, general and administrative expenses	14.8	20.6	40.5	45.5
Total operating costs and expenses	346.7	373.7	676.6	726.9
Operating income	25.0	52.6	48.6	94.0
Other expenses (income):
Interest expense, net	8.8	5.5	15.3	11.2
Gain on hedging activities, net	(22.4)	(24.3)	(37.1)	(46.1)
Debt refinancing expense	—	—	8.1	—
Total other income, net	(13.6)	(18.8)	(13.7)	(34.9)
Income before income taxes	38.6	71.4	62.3	128.9
Income tax expense	13.3	24.0	20.8	43.2
Net income	25.3	47.4	41.5	85.7
Net income per common share:
Basic	0.38	0.71	0.62	1.28
Diluted	0.36	0.69	0.60	1.26
Weighted-average common shares outstanding:
Basic	67.46	66.93	67.40	66.88
Diluted	69.33	68.32	69.09	68.22
Cash dividends declared per common share	0.04	—	1.33	—
Sales by segment:
Bauxite	32.3	36.4	65.5	74.5
Alumina	93.2	109.2	187.7	213.1
Primary Aluminum	162.2	192.6	324.1	373.4
Flat-Rolled Products	158.9	173.7	304.0	325.1
Eliminations	(74.9)	(85.6)	(156.1)	(165.2)
Total	371.7	426.3	725.2	820.9
Segment profit (loss):
Bauxite	1.4	6.0	3.6	12.4
Alumina	13.7	27.6	27.4	50.5
Primary Aluminum	23.1	48.0	48.8	95.8
Flat-Rolled Products	14.6	16.2	29.1	29.7
Corporate	(6.3)	(7.2)	(15.0)	(13.8)
Eliminations	2.6	(2.1)	(0.2)	(4.0)
Total	49.1	88.5	93.7	170.6
Financial and other data:
Average realized Midwest transaction price (per pound)	1.01	1.26	1.03	1.22
Net Cash Cost (per pound shipped)	0.73	0.70	0.75	0.68
Shipments:
Third party shipments:
Bauxite (kMts)	562.2	617.9	1,010.8	1,234.0
Alumina (kMts)	163.0	156.0	328.3	322.0
Primary Aluminum (pounds, in millions)	127.6	129.3	249.1	259.2
Flat-Rolled Products (pounds, in millions)	101.8	100.1	195.2	191.4
Intersegment shipments:
Bauxite (kMts)	600.1	608.4	1,296.5	1,269.0
Alumina (kMts)	125.7	132.1	248.6	257.0
Primary Aluminum (pounds, in millions)	18.6	14.7	39.3	27.8

Discussion of quarterly consolidated operating results
Sales
Sales for second quarter 2012 were $371.7 million compared to $426.3 million in second quarter 2011, a decrease of 12.8%. Of the decrease in sales, $56.3 million was attributable to lower realized prices. LME aluminum prices averaged $0.90 per pound in second quarter 2012 compared to $1.18 per pound in second quarter 2011. Our average realized MWTP, inclusive of the MWP, was $1.01 in second quarter 2012 compared to $1.26 in second quarter 2011.
This decrease was partially offset by a $1.7 million net increase in sales attributable to higher shipment volumes in our Flat Rolled Products and Alumina segments.
Sales to external customers from our Primary Aluminum segment decreased 17.4% to $143.9 million in second quarter 2012 from $174.3 million in second quarter 2011, driven primarily by lower realized prices for aluminum.

•	Average LME aluminum price declined as noted above and average realized MWTP for second quarter 2012 was $1.01 per pound, compared to $1.26 per pound in second quarter 2011.

•	Demand in the Primary Aluminum segment was solid in the second quarter, as total aluminum shipments increased by 1.5%.
Sales to our external customers in our Flat-Rolled Products segment decreased 8.5% to $158.9 million during second quarter 2012 from $173.7 million in second quarter 2011, primarily due to the decline in the average LME aluminum price, partially offset by slightly more favorable volume.

•	Lower LME prices contributed $17.7 million to the sales decline. Fabrication premiums were relatively unchanged.

•	Shipment volumes increased 1.7%, increasing sales by $2.9 million compared to second quarter 2011, in our Flat-Rolled Products segment.
Sales to external customers from our Bauxite and Alumina segments for second quarter 2012 were $13.0 million and $55.9 million, respectively, compared to $17.8 million and $60.5 million, respectively, in second quarter 2011. The decreases were primarily due to lower realized pricing across both segments and lower external shipment volumes in the Bauxite segment.
Cost of sales
Cost of sales for second quarter 2012 was $331.9 million compared to $353.1 million in second quarter 2011. The decrease in cost of sales is mainly the result of the decrease in LME prices, reflected in the pass-through nature of the Flat-Rolled Products segment, combined with the impact of raw material inflation in the Primary Aluminum and Alumina segments.
Selling, general and administrative expenses
Selling, general and administrative expenses in the second quarter 2012 were $14.8 million, compared to $20.6 million in second quarter 2011. The majority of the $5.8 million decrease is related to a $4.5 million gain realized upon the sale of idle mill equipment in second quarter 2012. The remainder of the decrease is primarily attributable to lower incentive compensation expenses, due to the negative impacts on operating results from declining LME aluminum prices.
Operating income
Operating income in second quarter 2012 was $25.0 million compared to $52.6 million in second quarter 2011. The decrease in operating income relates to the sales margin decline, partially offset by the decrease in selling, general and administrative expenses.
Sales margin was $39.8 million for second quarter 2012 compared to $73.2 million in second quarter 2011. This decrease resulted from the unfavorable impacts of lower realized prices and material inflation.
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
Due to the refinancing activities discussed above, our average outstanding indebtedness increased to $600.3 million in second quarter 2012 from $428.5 million in second quarter 2011. As a result, interest expense in second quarter 2012 increased to $8.8 million compared to $5.5 million in second quarter 2011.
Gain on hedging activities, net
Gain on hedging activities was $22.4 million in second quarter 2012 compared to $24.3 million in second quarter 2011. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in second quarter 2012 were $22.3 million, compared to $26.7 million in second quarter 2011.

Income before income taxes
Income before income taxes was $38.6 million in second quarter 2012, compared to $71.4 million in second quarter 2011. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Three months ended June 30,
	2012	2011
	$	$
	Increase (decrease) to net income
Special items:
Gain on sale of idle mill equipment	4.5	—
Gain on hedging activities	22.4	24.3
Total special items (pre-tax)	26.9	24.3
Income tax expense
Income tax expense was $13.3 million in second quarter 2012, compared to $24.0 million in second quarter 2011.
Our effective income tax rate was approximately 34.5% for the second quarter 2012 and was 33.6% for the second quarter 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.
Net income
Net income was $25.3 million in second quarter 2012, compared to $47.4 million in second quarter 2011. The decrease in net income resulted from a $27.6 million decrease in operating income, a $1.9 million decrease in gain on hedging activities and a $3.3 million increase in interest expense offset by a $10.7 million decrease in income tax expense.
Discussion of quarterly segment results
Bauxite
Bauxite segment sales for second quarter 2012 were $32.3 million, compared to $36.4 million for second quarter 2011. Sales volume decreased by 5.2%, decreasing sales by $1.9 million, coupled with a $2.2 million impact of lower realized pricing.
Segment profit in second quarter 2012 was $1.4 million compared to $6.0 million in second quarter 2011. Compared to second quarter 2011, second quarter 2012 Bauxite segment profit decreased $4.6 million due primarily to lower LME-linked external bauxite prices, lower 2012 sales volumes and higher energy and operating costs.
Alumina
Alumina segment sales for second quarter 2012 were $93.2 million compared to $109.2 million for second quarter 2011. This decrease is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing.
Segment profit in second quarter 2012 was $13.7 million compared to $27.6 million in second quarter 2011. Compared to second quarter 2011, second quarter 2012 Alumina segment profit was $13.9 million lower, primarily reflecting the $16.2 million negative impact from lower LME-linked internal and external alumina prices. These unfavorable impacts from alumina prices were partially offset by the net impact of lower natural gas prices and higher prices on chemical inputs such as caustic soda.
Primary Aluminum
Primary Aluminum segment sales decreased to $162.2 million in second quarter 2012 from $192.6 million in second quarter 2011.

•	An 19.8% decrease in average realized MWTP in second quarter 2012 compared to second quarter 2011 decreased Primary Aluminum segment revenue by approximately $33.3 million.

•
A 1.5% increase in total primary aluminum shipments increased revenue by approximately $2.9 million comparing second quarter 2012 to second quarter 2011. This increase in total shipments related solely to increases in intercompany shipments to our rolling mills due to an environment of tight availability for physical metal.

Segment profit in second quarter 2012 was $23.1 million compared to $48.0 million in second quarter 2011. The decrease in segment profit reflected the impact from lower 2012 LME aluminum prices.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $158.9 million in second quarter 2012 compared to $173.7 million in the second quarter 2011. The $14.8 million decrease was primarily due to the decrease in LME prices.

•	Lower LME aluminum prices contributed $17.7 million to the sales decrease. Fabrication premiums were relatively unchanged.

•	Shipment volumes increased compared to second quarter 2011, contributing $2.9 million to sales, partially offsetting the impact of lower LME aluminum prices.
Flat-Rolled Products segment costs were lower due to the decrease in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.
Segment profit in second quarter 2012 was $14.6 million compared to $16.2 million in second quarter 2011. Segment profit decreased $1.6 million, primarily due to an unfavorable impact of timing differences in metal margins, as volumes remained stable.
Discussion of year-to-date consolidated operating results
Sales
Sales for the six months ended June 30, 2012 were $725.2 million compared to $820.9 million in the six months ended June 30, 2011, a decrease of 11.7%. Of the decrease in sales, $85.1 million was attributable to lower realized prices. LME aluminum price averaged $0.94 per pound in the six months ended June 30, 2012 compared to $1.16 per pound in the six months ended June 30, 2011.
The remaining $10.6 million decrease in sales was attributable primarily to lower Bauxite and Primary Aluminum segment third-party volumes.
Sales to external customers from our Primary Aluminum segment decreased 16.4% to $284.0 million in the six months ended June 30, 2012 from $339.6 million in the six months ended June 30, 2011, driven primarily by lower realized prices for aluminum.

•
Average LME aluminum price and average realized MWTP declined as noted above for the six months ended June 30, 2012 was $1.03 per pound, compared to $1.22 per pound in the six months ended June 30, 2011.

•
Demand in the Primary Aluminum segment was solid in the six months ended June 30, 2011, as billet and rod shipments increased. The decrease in external shipments from the Primary Aluminum segment was attributable to the needs of the Flat-Rolled Products business in an environment of tight availability for physical metal, rather than to a decline in demand.

Sales to our external customers in our Flat-Rolled Products segment decreased 6.5% to $304.0 million during the six months ended June 30, 2012 from $325.1 million in the six months ended June 30, 2011, primarily due to the decline in the average LME aluminum price, partially offset by slightly more favorable volume.

•	Lower LME prices contributed $27.6 million million to the sales decline. Fabrication premiums were relatively unchanged.

•	Shipment volumes increased 2.0%, increasing sales by $6.5 million compared to second quarter 2011 in our Flat-Rolled Products segment.
Sales to external customers from our Bauxite and Alumina segments for the six months ended June 30, 2012 were $23.7 million and $113.5 million, respectively, compared to $34.6 million and $121.6 million, respectively, in the six months ended June 30, 2011. The decreases were primarily due to lower realized pricing across both segments and lower external shipment volumes in the Bauxite segment.
Cost of sales
Cost of sales for the six months ended June 30, 2012 was $636.1 million compared to $681.4 million in the six months ended June 30, 2011. The decrease in cost of sales is mainly the result of the decrease in LME prices, reflected in the pass-through nature of the Flat-Rolled Products segment, combined with the impact of raw material inflation in the Primary Aluminum and Alumina segments.
Selling, general and administrative expenses
Selling, general and administrative expenses in the six months ended June 30, 2012 were $40.5 million, compared to $45.5 million in the six months ended June 30, 2011. The majority of the $5.0 million decrease is primarily related to a gain of $4.5 million realized upon the sale of idle mill equipment in second quarter 2012.
Operating income
Operating income in the six months ended June 30, 2012 was $48.6 million compared to $94.0 million in the six months ended June 30, 2011. The decrease in operating income relates to the sales margin decline, as selling, general and administrative expenses were relatively flat as discussed above.
Sales margin was $89.1 million for the six months ended June 30, 2012 compared to $139.5 million in the six months ended June 30, 2011. This decrease resulted from the unfavorable impacts of lower realized prices and raw material inflation.

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
Due to the refinancing activities discussed above, our average outstanding indebtedness increased to $547.9 million for the six months ended June 30, 2012 from $425.6 million for the six months ended June 30, 2011. As a result, interest expense in the six months ended June 30, 2012 increased to $15.3 million compared to $11.2 million in the six months ended June 30, 2011.
Gain on hedging activities, net
Gain on hedging activities was $37.1 million in the six months ended June 30, 2012 compared to $46.1 million in the six months ended June 30, 2011. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in the six months ended June 30, 2012 were $39.0 million compared to $46.4 million in the six months ended June 30, 2011.
Debt refinancing expense
We recorded debt refinancing expense of $8.1 million related to the 2012 Refinancing, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to existing senior secured credit facilities.
Income before income taxes
Income before income taxes was $62.3 million in the six months ended June 30, 2012, compared to $128.9 million in the six months ended June 30, 2011. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Six months ended June 30,
	2012	2011
	$	$
	Increase (decrease) to net income
Special items:
Transaction costs (1)	(8.6)	—
Modification of stock options (2)	(1.2)	—
Gain on sale of idle mill equipment	4.5	—
Gain on hedging activities	37.1	46.1
Total special items (pre-tax)	31.8	46.1

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

Income tax expense
Income tax expense was $20.8 million in the six months ended June 30, 2012, compared to $43.2 million in the six months ended June 30, 2011.
Our effective income tax rate was approximately 33.4% for the six months ended June 30, 2012 and was 33.5% for the six months ended June 30, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.
Net income
Net income was $41.5 million in the six months ended June 30, 2012, compared to $85.7 million in the six months ended June 30, 2011. The decrease in net income resulted from a $45.4 million decrease in operating income, a $9.0 million decrease in gain on hedging activities, the $8.1 million of debt refinancing expense and a $4.1 million increase in interest expense, offset by a $22.4 million decrease in income tax expense.
Discussion of year-to-date segment results
Bauxite
Bauxite segment sales for the six months ended June 30, 2012 were $65.5 million, compared to $74.5 million for the six months ended June 30, 2011. Sales volume decreased by 7.8% resulting in a $5.8 million unfavorable impact to sales, coupled with the $3.2 million impact of lower realized pricing.
Segment profit in the six months ended June 30, 2012 was $3.6 million compared to $12.4 million in the six months ended June 30, 2011. Compared to the six months ended June 30, 2011, the six months ended June 30, 2012 segment profit reflected a $4.7 million negative impact from lower LME-linked external bauxite prices, lower 2012 sales volumes and higher energy and operating costs.
Alumina
Alumina segment sales for the six months ended June 30, 2012 were $187.7 million compared to $213.1 million for the six months ended June 30, 2011. This decrease is primarily pricing related, as reflected by the LME-indexed nature of our alumina pricing arrangements.
Segment profit in the six months ended June 30, 2012 was $27.4 million compared to $50.5 million in the six months ended June 30, 2011. Compared to the six months ended June 30, 2011, the six months ended June 30, 2012 segment profit reflected the $24.6 million negative impact on internal and external revenues from lower LME-linked alumina prices. In addition to the unfavorable impact from alumina prices, year-over-year performance reflects the impact of lower natural gas prices and higher prices on chemical inputs such as caustic soda.
Primary Aluminum
Primary Aluminum segment sales decreased to $324.1 million in the six months ended June 30, 2012 from $373.4 million in the six months ended June 30, 2011.

•
A 15.6% decrease in average realized MWTP in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 decreased Primary Aluminum segment revenue by approximately $51.1 million.

•
A 0.5% increase in total primary aluminum shipments increased segment revenue by approximately $1.8 million comparing the six months ended June 30, 2012 to the six months ended June 30, 2011. A decrease in external shipments was offset by increases in shipments to our rolling mills.

Segment profit in the six months ended June 30, 2012 was $48.8 million compared to $95.8 million in the six months ended June 30, 2011. The decrease in segment profit reflected the impact from lower 2012 LME aluminum prices and higher 2012 costs for carbon-based products, such as coke.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $304.0 million in the six months ended June 30, 2012 compared to $325.1 million in the the six months ended June 30, 2011. The $21.1 million decrease was primarily due to the decrease in LME prices, offset by the impact of a 2.0% increase in shipment volume.

•	Lower LME aluminum prices contributed $27.6 million to the sales decrease. Fabrication premiums were relatively unchanged.

•	The increase in shipment volumes contributed $6.5 million million to sales, partially offsetting the impact of lower LME aluminum prices.
Flat-Rolled Products segment costs were lower due to the decrease in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.
Segment profit in six months ended June 30, 2012 was $29.1 million compared to $29.7 million in the six months ended June 30, 2011. Compared to the six months ended June 30, 2011, six months ended June 30, 2012 segment profit was relatively flat, which reflects the stable demand trends across key product groups in this segment.

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

•	In the six months ended June 30, 2012, we used $18.3 million of cash for operating activities.

•	At June 30, 2012, we had $50.6 million of cash and cash equivalents.

•	Our borrowing base under the 2012 Revolver is equal to the lesser of (i) $250.0 million or (ii) a calculated borrowing base.

At June 30, 2012, the 2012 Revolver was undrawn and we had $36.1 million outstanding letters of credit. At June 30, 2012 our calculated borrowing base was $165.5 million. The calculated borrowing base fluctuates monthly based on the value of inventory and accounts receivable, which are influenced heavily by the LME aluminum price.

•	In the six months ended June 30, 2012, we made cash payments to shareholders and option holders totaling $89.5 million, and $3.1 million, respectively, related to regular and supplemental dividends.
In addition to financing the working capital needs of our business, our primary continuing liquidity requirements are to (i) fund capital expenditures and acquisitions, (ii) meet debt service obligations and (iii) pay dividends. Based on our current level of operations, we believe the combination of cash flow from operations and available cash and borrowings will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on, or to refinance our indebtedness, to pay dividends or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
As of June 30, 2012 and December 31, 2011, the carrying value of our long-term debt was as follows (in millions):

	June 30, 2012	December 31, 2011
	$	$
Senior Floating Rate Notes due 2015 ("AcquisitionCo Notes")	275.3	350.3
Term B Loan	321.9	78.2
Revolver	—	—
Total debt, net	597.2	428.5
Less: Current portion	(3.3)	(2.4)
Long-term debt, net	593.9	426.1
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Six months ended June 30,
	2012	2011
	$	$
Cash provided by (used in) operating activities	(18.3)	76.6
Cash used in investing activities	(37.1)	(26.9)
Cash provided by financing activities	63.3	1.3
Change in cash and cash equivalents	7.9	51.0
Operating activities
Operating activities used $18.3 million of cash in the six months ended June 30, 2012 compared to generating cash of $76.6 million in the six months ended June 30, 2011. In the six months ended June 30, 2012, we produced $73.6 million of Adjusted EBITDA, comprising $93.7 million of total segment profit less $20.1 million of cash payments on natural gas hedges. (Adjusted EBITDA is defined and discussed under the following "Covenant Compliance and Financial Ratios" section.)
As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each of the quarters (in millions):

	Six months ended June 30,
(in millions)	2012	2011
	$	$
Segment profit	$93.7	$170.6
Gas hedges	(20.1)	(12.4)
Other operating cash flows	(19.1)	(15.6)
Interest	(14.5)	(1.4)
Tax payments	(25.1)	(46.3)
Operating working capital	(33.2)	(18.3)
Cash provided by (used in) operating activities	$(18.3)	$76.6
Investing activities
Capital expenditures were $41.9 million in the six months ended June 30, 2012 and $29.3 million in the six months ended June 30, 2011.
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $5.6 million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows.
During late 2010, we re-launched a project at our New Madrid smelter to improve operating reliability and to expand aluminum production capacity by approximately 35 million pounds. With a remaining cost of $38.0 million at the time it was re-launched, the project involves a combination of additional rectifiers and upgraded equipment allowing for increased amperage and more efficient utilization of electricity. We spent $2.7 million on the project during the six months ended June 30, 2012, and have spent $10.3 million since re-launching the project in late 2010. We anticipate the remaining capital spending to be incurred primarily in 2012 and 2013. Reliability improvements are being achieved as rectifiers and equipment upgrades are installed. We expect to achieve increases in production levels beginning in 2014.
In 2010, the EPA issued regulations that increased the stringency of National Ambient Air Quality Standards ("NAAQS"). Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur significant capital or operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
On July 24, 2012, we announced plans to move forward on two capital projects: a $45 million investment to build a new rod mill and an $11 million investment to further expand harbor capacity at Port Rhodes in Discovery Bay, Jamaica.

•
The scope of the $45 million rod mill project includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod, which is used in the manufacturing of electrical wire and various types of cable, as well as for deoxidizing steel. The Company anticipates that the project will increase its annual redraw rod capacity and reduce costs. The Company expects spending on the project to begin in 2013, and expects expect full production to be realized in 2015.

•
In early 2011, the Company completed a $6 million project that allowed for more efficient use of vessels by improving port infrastructure and completing a certain amount of dredging. The new phase consists principally of harbor dredging and builds on the previous phase to further reduce costs and provide greater flexibility for shipping activities. The Company expects to initiate spending on this project in late 2012 and to complete the project during late 2013.

Financing activities
During the six months ended June 30, 2012, our financing cash flows mainly reflected the 2012 Refinancing. We borrowed $322.6 million under a new 2012 Term B Loan, net of a $2.4 million discount, repaid $78.2 million under the old 2007 Term B Loan and paid $75.0 million pursuant to the 2012 Tender Offering associated with the AcquisitionCo Notes. We incurred $12.6 million of financing costs associated with the 2012 Refinancing transactions. In addition, we paid $92.6 million in regular and supplemental dividends including $3.1 million in distributions to share-based award holders.
Cash Dividend
Dividends declared and paid during the six months ended June 30, 2012 were as follows:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
On July 24, 2012, the Board declared a regular quarterly dividend of $0.04 per share to be paid on August 29, 2012 to shareholders of record as of August 6, 2012. Cash payments related to this dividend will total approximately 2.7 The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in the Company's financial condition and cash needs could result in dividends being declared in different amounts, or not at all.
Covenant Compliance and Financial Ratios
Certain covenants contained in our debt agreements governing our senior secured credit facilities and the indentures governing our Notes restrict our ability to take certain actions if we are unable to meet certain ratios of Adjusted EBITDA to fixed charges and Net Debt, Senior Secured Net Debt and Senior First Lien Secured Net Debt to Adjusted EBITDA. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. Upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. In addition, certain covenants contained in our debt agreements restrict our ability to take certain actions (including incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends and engaging in mergers, acquisitions and certain other investments) unless we meet certain standards in respect of the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the "fixed-charge coverage ratio") or the ratio of our senior first-lien secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the "net senior secured leverage ratio"). Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA, or our net income, on a quarterly basis. Our debt agreements do not require us to maintain any financial performance metric or ratio in order to avoid a default. We met all financial ratio thresholds as of June 30, 2012.
Certain of the minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

		Requirements	Actual as of
			June 30, 2012	December 31, 2011
AcquisitionCo Notes (1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	4.0 to 1.0	8.9 to 1.0
2012 Term B Loan and 2012 Revolver (2)	Total Net Senior First Lien Secured Leverage Ratio	Maximum 2.25 to 1.0	1.8 to 1.0	0.9 to 1.0

(1)
For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended June 30, 2012 and the year ended December 31, 2011 were $28.3 million and $26.5 million, respectively.

(2)
As used in calculating this ratio, "senior first-lien secured net debt" means the amount outstanding under our 2012 Term B Loan and 2012 Revolver immediately following the 2012 Refinancing (for the actual ratio as of December 31, 2011) or outstanding as of June 30, 2012 (for the actual ratio as of June 30, 2012) and any debt secured by a first priority lien on assets of Noranda AcquisitionCo and/or any of its subsidiaries, less "unrestricted cash" and "permitted investments" (as defined under our 2012 Senior Secured Credit Facilities) up to a cap of $100.0 million. The ratios presented are assuming the 2012 Refinancing had been in place at December 31, 2011. Under this assumption, at June 30, 2012 and December 31, 2011, senior first lien secured debt was $324.2 million and $325.0 million, respectively, and unrestricted cash and permitted investments were $49.8 million and $100.0 million (including the approximate $73.0 million increase in cash immediately following the 2012 Refinancing and 2012 Tender Offer), respectively, resulting in senior first lien secured net debt of $274.4 million and $225.0 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
					June 30,	December 31,
	2012	2011	2012	2011	2012	2011
	$	$	$	$	$	$
Adjusted EBITDA	38.6	82.5	73.6	158.2	151.2	235.8
Last in, first out and lower of cost or market inventory adjustments (a)	(0.6)	(9.1)	4.3	(19.2)	10.9	(12.6)
Gain (loss) on disposal of assets	3.2	(0.4)	2.6	(1.5)	0.8	(3.3)
Non-cash pension, accretion and stock compensation	(4.0)	(3.3)	(9.1)	(7.0)	(14.5)	(12.4)
Relocation and severance	(0.2)	(0.2)	(0.4)	(0.6)	(2.7)	(2.9)
Consulting fees	—	(0.1)	(0.5)	(0.4)	(2.4)	(2.3)
Interest rate swap	—	(2.3)	—	(2.3)	(2.3)	(4.6)
Debt refinancing expense	—	—	(8.1)	—	(8.1)	—
Non-cash derivative gains (b)	36.2	31.0	61.7	58.0	120.7	117.0
Other, net	(2.1)	3.3	0.1	3.0	(12.1)	(9.2)
Depreciation and amortization	(23.7)	(24.5)	(46.6)	(48.1)	(96.2)	(97.7)
Interest expense, net	(8.8)	(5.5)	(15.3)	(11.2)	(25.6)	(21.5)
Income tax (expense)	(13.3)	(24.0)	(20.8)	(43.2)	(23.0)	(45.4)
Net income	25.3	47.4	41.5	85.7	96.7	140.9

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
					June 30,	December 31,
	2012	2011	2012	2011	2012	2011
	$	$	$	$	$	$
Variable price aluminum offset swaps and other	3.3	(1.6)	4.5	(1.2)	5.6	(0.1)
Natural gas swaps	10.6	6.0	20.1	6.4	39.8	26.1
Interest rate swaps	—	2.3	—	—	4.6	4.6
Total	13.9	6.7	24.6	5.2	50.0	30.6
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
The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
					June 30,	December 31,
	2012	2011	2012	2011	2012	2011
	$	$	$	$	$	$
Adjusted EBITDA	38.6	82.5	73.6	158.2	151.2	235.8
Stock compensation expense	0.8	1.5	3.0	3.5	4.8	5.3
Changes in other assets	(2.0)	(1.1)	(3.4)	(6.9)	(3.2)	(6.7)
Changes in pension, other post-retirement liabilities and other long-term liabilities	2.4	(5.4)	1.1	(2.3)	(10.9)	(14.3)
Changes in current operating assets and liabilities	(17.5)	(4.1)	(48.8)	(29.2)	11.2	30.8
Changes in current income taxes	(11.0)	(19.5)	(20.7)	(38.5)	(52.7)	(70.5)
Changes in accrued interest	(8.1)	4.1	(13.9)	(0.9)	(22.8)	(9.8)
Non-cash pension, accretion and stock compensation	(4.0)	(3.3)	(9.1)	(7.0)	(14.5)	(12.4)
Restructuring, relocation and severance	(0.2)	(0.2)	(0.4)	(0.6)	(2.7)	(2.9)
Consulting and sponsor fees	—	(0.1)	(0.5)	(0.4)	(2.4)	(2.3)
Interest rate swaps	—	(2.3)	—	(2.3)	(2.3)	(4.6)
Other, net	(0.9)	3.4	0.8	3.0	(10.0)	(7.8)
Cash flow provided by (used in) operating activities	(1.9)	55.5	(18.3)	76.6	45.7	140.6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 12, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NORANDA ALUMINUM HOLDING CORPORATION
July 31, 2012	/S/ ROBERT B. MAHONEY
Robert B. Mahoney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit number	Description
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

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document