Form 10-Q
period 2012-09-30
Noranda Aluminum Holding CORP
filed 2012-10-30
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
As of October 19, 2012, there were 67,712,263 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	September 30, 2012	December 31, 2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	33.9	42.7
Accounts receivable, net	122.8	107.6
Inventories, net	202.9	186.5
Taxes receivable	8.3	—
Prepaid expenses	19.5	13.3
Other current assets	12.3	41.3
Total current assets	399.7	391.4
Property, plant and equipment, net	693.1	699.8
Goodwill	137.6	137.6
Other intangible assets, net	62.7	67.1
Other assets	86.6	81.6
Total assets	1,379.7	1,377.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	105.9	95.9
Accrued liabilities	59.3	87.3
Taxes payable	—	2.6
Derivative liabilities, net	10.4	40.9
Deferred tax liabilities	6.2	35.9
Current portion of long-term debt	3.3	2.4
Total current liabilities	185.1	265.0
Long-term debt, net	593.2	426.1
Long-term derivative liabilities, net	0.4	0.1
Pension and other post-retirement benefit ("OPEB") liabilities	179.1	175.7
Other long-term liabilities	48.0	46.2
Long-term deferred tax liabilities	206.9	202.8
Common stock subject to redemption (0.2 shares at September 30, 2012 and December 31, 2011)	2.0	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at September 30, 2012 and December 31, 2011)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 67.7 shares issued and outstanding at September 30, 2012; 67.3 shares issued and outstanding at December 31, 2011, including 0.2 shares subject to redemption at September 30, 2012 and December 31, 2011)	0.7	0.7
Capital in excess of par value	232.5	231.9
Retained earnings	16.5	63.4
Accumulated other comprehensive loss	(90.7)	(42.4)
Total shareholders’ equity	159.0	253.6
Non-controlling interest	6.0	6.0
Total equity	165.0	259.6
Total liabilities and equity	1,379.7	1,377.5
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Sales	336.8	400.4	1,062.0	1,221.3
Operating costs and expenses:
Cost of sales	323.3	350.4	959.4	1,031.8
Selling, general and administrative expenses	24.3	26.8	64.8	72.3
Total operating costs and expenses	347.6	377.2	1,024.2	1,104.1
Operating income (loss)	(10.8)	23.2	37.8	117.2
Other (income) expense:
Interest expense, net	8.9	5.2	24.2	16.4
Gain on hedging activities, net	(25.4)	(19.5)	(62.5)	(65.6)
Debt refinancing expense	—	—	8.1	—
Total other income, net	(16.5)	(14.3)	(30.2)	(49.2)
Income before income taxes	5.7	37.5	68.0	166.4
Income tax expense	1.9	6.7	22.7	49.9
Net income	3.8	30.8	45.3	116.5
Net income per common share:
Basic	$0.06	$0.46	$0.67	$1.74
Diluted	$0.05	$0.45	$0.66	$1.71
Weighted-average common shares outstanding:
Basic	67.68	67.23	67.49	67.00
Diluted	69.12	68.49	69.10	68.32
Cash dividends declared per common share	$0.04	$—	$1.37	$—
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Net income	3.8	30.8	45.3	116.5
Other comprehensive income (loss):
Unrealized pension loss	(16.7)	—	(16.7)	—
Reclassification of pension and OPEB amounts realized in net income	2.9	—	8.6	—
Unrealized loss on derivatives	(0.1)	(4.8)	(3.5)	(7.6)
Reclassification of derivative amounts realized in net income	(25.3)	(27.1)	(64.3)	(73.5)
Total other comprehensive loss, before tax	(39.2)	(31.9)	(75.9)	(81.1)
Income tax benefit related to components of other comprehensive loss	14.3	11.6	27.6	29.5
Total other comprehensive loss, net of tax	(24.9)	(20.3)	(48.3)	(51.6)
Total comprehensive income (loss)	(21.1)	10.5	(3.0)	64.9
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7
Net income	—	—	—	140.9	—	—	140.9
Other comprehensive loss	—	—	—	—	(111.9)	—	(111.9)
Issuance of common shares for equity-based awards	—	—	0.7	—	—	—	0.7
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess taxes related to share-based payment arrangements	—	—	0.7	—	—	—	0.7
Dividends to shareholders @ $1.03 per share	—	—	—	(69.3)	—	—	(69.3)
Distribution to share-based award holders @ $1.00 per share	—	—	(1.8)	—	—	—	(1.8)
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
Net income	—	—	—	45.3	—	—	45.3
Other comprehensive loss	—	—	—	—	(48.3)	—	(48.3)
Issuance of common shares for equity-based awards	—	—	0.5	—	—	—	0.5
Stock compensation expense related to equity-based awards	—	—	3.7	—	—	—	3.7
Excess taxes related to share-based payment arrangements	—	—	(0.1)	—	—	—	(0.1)
Shares repurchased	—	—	(0.4)	—	—	—	(0.4)
Dividends to shareholders @ $1.37 per share	—	—	—	(92.2)	—	—	(92.2)
Distribution to share-based award holders @ $1.25 per share	—	—	(3.1)	—	—	—	(3.1)
Balance, September 30, 2012	—	0.7	232.5	16.5	(90.7)	6.0	165.0

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	2012	2011
	$	$
OPERATING ACTIVITIES
Net income	45.3	116.5
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	70.2	73.1
Non-cash interest expense	2.1	11.0
Last in, first out and lower of cost or market inventory adjustments	(14.3)	17.3
(Gain) loss on disposal of assets	(1.4)	1.8
Gain on hedging activities, excluding cash settlements	(99.6)	(83.1)
Debt refinancing expense	8.1	—
Deferred income taxes	2.1	(2.3)
Share-based compensation expense	3.9	4.4
Excess tax benefit related to share-based payment arrangements	—	(0.7)
Changes in other assets	(6.0)	(5.7)
Changes in pension, other post-retirement and other long-term liabilities	(1.3)	(13.9)
Changes in current operating assets and liabilities:
Accounts receivable, net	(15.2)	(8.4)
Inventories, net	(3.5)	(22.2)
Taxes receivable and taxes payable	(11.1)	(1.8)
Other current assets	24.6	(20.0)
Accounts payable	10.3	17.0
Accrued liabilities	(28.0)	27.3
Cash provided by (used in) operating activities	(13.8)	110.3
INVESTING ACTIVITIES
Capital expenditures	(59.8)	(44.1)
Proceeds from sale of property, plant and equipment	4.8	2.6
Cash used in investing activities	(55.0)	(41.5)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	0.5	0.6
Dividends paid to shareholders	(92.2)	—
Distributions paid to share-based award holders	(3.1)	—
Repurchase of shares	(0.4)	—
Repayments of long-term debt	(154.8)	—
Borrowings on long-term debt, net	322.6	—
Payments of financing costs	(12.6)	—
Excess tax benefit related to share-based payment arrangements	—	0.7
Cash provided by financing activities	60.0	1.3
Change in cash and cash equivalents	(8.8)	70.1
Cash and cash equivalents, beginning of period	42.7	33.8
Cash and cash equivalents, end of period	33.9	103.9
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended September 30, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	13.6	48.6	129.1	145.5	—	—	336.8
Intersegment	20.0	32.0	18.1	—	—	(70.1)	—
Total sales	33.6	80.6	147.2	145.5	—	(70.1)	336.8

Capital expenditures	2.6	4.6	7.1	2.7	0.9	—	17.9

Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	0.3	1.8	3.1	12.0	(7.3)	0.2	10.1
Depreciation and amortization	(2.1)	(5.8)	(11.0)	(4.4)	(0.3)	—	(23.6)
Last in, first out and lower of cost or market inventory adjustments	—	—	3.0	6.8	—	0.2	10.0
Gain (loss) on disposal of assets	0.2	—	(1.4)	—	—	—	(1.2)
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.4)	(1.3)	(1.1)	—	(4.0)
Relocation and severance	—	—	0.1	(0.1)	(0.1)	—	(0.1)
Consulting fees	—	—	—	—	(0.2)	—	(0.2)
Cash settlements on hedging transactions	—	—	0.2	2.3	—	—	2.5
Other, net	—	—	(3.6)	(0.1)	—	(0.6)	(4.3)
Operating income (loss)	(1.6)	(4.2)	(11.0)	15.2	(9.0)	(0.2)	(10.8)
Interest expense, net							8.9
Gain on hedging activities, net							(25.4)
Debt refinancing expense							—
Total other income, net							(16.5)
Income before income taxes							5.7

In third quarter 2012, we incurred $3.5 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter. This is reflected in the table above in "Other, net."

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Three months ended September 30, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	17.4	60.6	159.2	163.2	—	—	400.4
Intersegment	23.5	43.5	28.5	—	—	(95.5)	—
Total sales	40.9	104.1	187.7	163.2	—	(95.5)	400.4

Capital expenditures	1.3	4.1	6.5	2.7	0.2	—	14.8

Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	6.8	23.4	21.8	12.1	(8.0)	4.1	60.2
Depreciation and amortization	(3.2)	(5.3)	(11.5)	(4.7)	(0.3)	—	(25.0)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.0)	0.7	—	3.2	1.9
Gain (loss) on disposal of assets	—	—	(0.4)	0.1	—	—	(0.3)
Non-cash pension, accretion and stock compensation	(0.1)	(0.1)	(0.8)	(0.6)	(1.0)	—	(2.6)
Relocation and severance	—	—	(0.6)	(0.1)	(0.5)	—	(1.2)
Consulting fees	—	—	—	—	(1.4)	—	(1.4)
Cash settlements on hedging transactions	—	—	0.3	—	—	—	0.3
Other, net	0.1	(0.1)	0.1	—	(3.5)	(5.3)	(8.7)
Operating income (loss)	3.6	17.9	6.9	7.5	(14.7)	2.0	23.2
Interest expense, net							5.2
Gain on hedging activities, net							(19.5)
Debt refinancing expense							—
Total other income, net							(14.3)
Income before income taxes							37.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Nine months ended September 30, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	37.3	162.1	413.1	449.5	—	—	1,062.0
Intersegment	61.8	106.2	58.2	—	—	(226.2)	—
Total sales	99.1	268.3	471.3	449.5	—	(226.2)	1,062.0

Capital expenditures	6.6	12.8	27.8	10.4	2.2	—	59.8

Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	3.9	29.2	51.9	41.1	(22.3)	—	103.8
Depreciation and amortization	(6.3)	(16.3)	(32.9)	(13.7)	(1.0)	—	(70.2)
Last in, first out and lower of cost or market inventory adjustments	—	—	7.4	7.2	—	(0.3)	14.3
Gain (loss) on disposal of assets	0.2	—	(3.0)	4.2	—	—	1.4
Non-cash pension, accretion and stock compensation	(0.1)	(0.6)	(4.1)	(3.7)	(4.6)	—	(13.1)
Relocation and severance	—	—	(0.1)	(0.2)	(0.2)	—	(0.5)
Consulting fees	—	—	—	—	(0.7)	—	(0.7)
Cash settlements on hedging transactions	—	—	0.7	6.3	—	—	7.0
Other, net	—	(0.4)	(3.5)	—	(0.2)	(0.1)	(4.2)
Operating income (loss)	(2.3)	11.9	16.4	41.2	(29.0)	(0.4)	37.8
Interest expense, net							24.2
Gain on hedging activities, net							(62.5)
Debt refinancing expense							8.1
Total other income, net							(30.2)
Income before income taxes							68.0

In third quarter 2012, we incurred $3.5 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter. This is reflected in the table above in "Other, net."

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Nine months ended September 30, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	52.0	182.2	498.8	488.3	—	—	1,221.3
Intersegment	63.4	135.0	62.3	—	—	(260.7)	—
Total sales	115.4	317.2	561.1	488.3	—	(260.7)	1,221.3

Capital expenditures	6.7	9.4	18.7	8.4	0.9	—	44.1

Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	19.2	73.9	117.6	41.8	(21.8)	0.1	230.8
Depreciation and amortization	(7.6)	(15.7)	(34.8)	(14.1)	(0.9)	—	(73.1)
Last in, first out and lower of cost or market inventory adjustments	—	—	(10.4)	(7.6)	—	0.7	(17.3)
Loss on disposal of assets	0.7	—	(1.6)	(0.9)	—	—	(1.8)
Non-cash pension, accretion and stock compensation	(0.4)	(0.4)	(2.2)	(1.8)	(4.8)	—	(9.6)
Relocation and severance	—	(0.2)	(0.8)	(0.2)	(0.6)	—	(1.8)
Consulting fees	—	—	—	—	(1.8)	—	(1.8)
Cash settlements on hedging transactions	—	—	(0.1)	(2.4)	—	—	(2.5)
Other, net	0.1	(0.3)	(0.1)	—	(3.7)	(1.7)	(5.7)
Operating income (loss)	12.0	57.3	67.6	14.8	(33.6)	(0.9)	117.2
Interest expense, net							16.4
Gain on hedging activities, net							(65.6)
Debt refinancing expense							—
Total other income, net							(49.2)
Income before income taxes							166.4

	September 30, 2012	December 31, 2011
Segment assets:	$	$
Bauxite	149.9	148.3
Alumina	243.2	241.7
Primary Aluminum	549.3	574.5
Flat-Rolled Products	387.5	367.5
Corporate	90.9	83.6
Eliminations	(41.1)	(38.1)
Total assets	1,379.7	1,377.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows comprised depreciation of property, plant and equipment and other, amortization of intangible assets and amortization of other long-term assets as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Depreciation of property, plant and equipment	20.9	21.4	62.0	63.9
Amortization of intangible assets	1.5	1.4	4.5	4.4
Amortization of other long-term assets	1.2	2.2	3.7	4.8
Total depreciation and amortization	23.6	25.0	70.2	73.1
Cash paid for interest and income taxes was as follows (in millions):

	Nine months ended September 30,
	2012	2011
	$	$
Interest paid	19.9	2.1
U.S. Federal and state income taxes paid, net of refunds received	32.5	59.8
Jamaican income taxes paid	—	4.0
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $8.3 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively, and were not reflected as capital expenditures in the unaudited consolidated statements of cash flows. For the nine months ended September 30, 2012 and 2011, we capitalized interest of $0.8 million and $0.6 million, respectively, related to long-term capital projects.
During second quarter 2012, we received net proceeds of $4.5 million upon the sale of idle mill equipment from our Flat Rolled Products segment. This gain is included in (gain) loss on disposal of assets in the unaudited consolidated statement of cash flows for the nine months ended September 30, 2012. Gains and losses on disposal of assets are reported net as a component of selling, general and administrative expenses in the accompanying unaudited statements of operations.
Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) ("AOCI") were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax benefit (expense) related to unrealized net actuarial gain/loss, prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax benefit (expense) related to unrealized gain or loss on derivatives	Total, net of tax
Balance, December 31, 2010	(99.4)	36.8	207.1	(75.0)	69.5
Amounts recorded to AOCI for the period	(70.4)	26.6	(14.3)	5.3	(52.8)
Reclassification of amounts realized in net income	6.0	(2.2)	(98.7)	35.8	(59.1)
Balance, December 31, 2011	(163.8)	61.2	94.1	(33.9)	(42.4)
Amounts recorded to AOCI for the period	(16.7)	6.1	(3.5)	1.3	(12.8)
Reclassification of amounts realized in net income	8.6	(3.2)	(64.3)	23.4	(35.5)
Balance, September 30, 2012	(171.9)	64.1	26.3	(9.2)	(90.7)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	September 30, 2012	December 31, 2011
	$	$
Cash	33.9	39.8
Money market funds	—	2.9
Total cash and cash equivalents	33.9	42.7
Accounts receivable, net, consisted of the following (in millions):

	September 30, 2012	December 31, 2011
	$	$
Trade	122.9	107.7
Allowance for doubtful accounts	(0.1)	(0.1)
Total accounts receivable, net	122.8	107.6
Other current assets consisted of the following (in millions):

	September 30, 2012	December 31, 2011
	$	$
Current foreign deferred tax asset	3.0	3.3
Employee loans receivable, net	2.3	2.2
Current derivative assets (see Note 11, "Derivative Financial Instruments")	3.2	2.0
Restricted cash (see Note 7, "Commitments and Contingencies")	—	30.1
Other current assets	3.8	3.7
Total other current assets	12.3	41.3
Other assets consisted of the following (in millions):

	September 30, 2012	December 31, 2011
	$	$
Deferred financing costs, net of amortization	10.0	8.1
Cash surrender value of life insurance	25.3	25.1
Pension asset (see Note 10, "Pensions and Other Post-Retirement Benefits")	7.4	7.0
Restricted cash (see Note 9, "Asset Retirement and Other Obligations")	12.7	12.7
Supplies	13.6	12.7
Prepaid Jamaican income taxes	6.0	6.0
Derivative asset	0.5	—
Other	11.1	10.0
Total other assets	86.6	81.6

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Accrued liabilities consisted of the following (in millions):

	September 30, 2012	December 31, 2011
	$	$
Compensation and benefits	16.2	22.5
Workers’ compensation	5.2	4.6
Other operating expenses	16.3	11.1
Power rate case related accruals (see Note 7, "Commitments and Contingencies")	—	30.1
Accrued interest	5.4	2.4
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	2.4	1.8
Land obligation (see Note 9 "Asset Retirement and Other Obligations")	4.8	4.3
Reclamation obligation (see Note 9, "Asset Retirement and Other Obligations")	0.8	2.8
Environmental remediation obligations (see Note 7 "Commitments and Contingencies")	1.8	1.9
Obligations to the Government of Jamaica (see Note 17, "Non-Controlling Interest")	5.4	4.7
Pension and OPEB liabilities (see Note 10, "Pensions and Other Post-Retirement Benefits")	0.9	0.9
Restricted stock unit ("RSU") liability awards (see Note 13, "Share-Based Payments")	0.1	0.2
Total accrued liabilities	59.3	87.3
Other long-term liabilities consisted of the following (in millions):

	September 30, 2012	December 31, 2011
	$	$
Reserve for uncertain tax positions	0.8	0.8
Workers’ compensation	14.7	13.1
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	13.3	13.9
Land obligation (see Note 9, "Asset Retirement and Other Obligations")	9.1	8.9
Reclamation obligation (see Note 9, "Asset Retirement and Other Obligations")	1.4	1.8
Environmental remediation obligations (see Note 7, "Commitments and Contingencies")	2.2	2.2
Deferred compensation and other	6.5	5.5
Total other long-term liabilities	48.0	46.2

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	6.0	—	6.0
Derivative liabilities	—	(13.1)	—	(13.1)
RSU liability awards	(0.1)	—	—	(0.1)
Total	(0.1)	(7.1)	—	(7.2)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	2.9	—	—	2.9
Derivative assets	—	2.5	—	2.5
Derivative liabilities	—	(41.5)	—	(41.5)
RSU liability awards	(0.2)	—	—	(0.2)
Total	2.7	(39.0)	—	(36.3)
Cash equivalents as of December 31, 2011 were temporary cash investments with high credit quality financial institutions, which included money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments were valued based upon unadjusted, quoted prices in active markets and were classified within Level 1. We held no cash equivalents as of September 30, 2012.
Fair values of all derivative instruments were classified as Level 2 and were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves, and current market prices for those assets and liabilities. Substantially all of the inputs are observable throughout the full term of the instrument. The counterparty of our derivative trades is Merrill Lynch, with the exception of a small portion of our other hedging contracts related to Midwest premiums.
In Note 13 "Share-Based Payments," we discuss RSU liability awards. The fair value of this Level 1 liability was determined based on the closing market price of our common stock at each balance sheet date.
In Note 8, "Long-Term Debt" we disclose the fair values of our debt instruments. The fair value of our AcquisitionCo Notes was based on recent market transactions and was classified as Level 2 within the hierarchy. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the Term B 2012 Loan and revolver were based on interest rates available at each balance sheet date. These instruments were also classified as Level 2.
We made no transfers between fair value hierarchy levels during third quarter 2012.

5.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 27% and 26% of total inventories, at cost, at September 30, 2012 and December 31, 2011, respectively.
Inventories, net, consisted of the following (in millions):

	September 30, 2012	December 31, 2011
	$	$
Raw materials, at cost	65.0	71.2
Work-in-process, at cost	62.9	51.7
Finished goods, at cost	24.0	26.3
Total inventories, at cost	151.9	149.2
Last in first out adjustment	21.2	10.3
Lower of cost or market reserve	(7.8)	(11.5)
Inventories, at lower of cost or market	165.3	148.0
Supplies	37.6	38.5
Total inventories, net	202.9	186.5

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives in years			September 30, 2012	December 31, 2011
				$	$
Land				49.8	49.2
Buildings and improvements	10	—	47	149.2	128.2
Machinery and equipment	3	—	50	863.8	831.3
Construction in progress				46.4	59.1
Property, plant and equipment, at cost				1,109.2	1,067.8
Accumulated depreciation				(416.1)	(368.0)
Total property, plant and equipment, net				693.1	699.8

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to six collective bargaining agreements, each of which expires within the next five years. Our collective bargaining agreements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers; the University and Allied Workers Union ("UAWU"); the Union of Technical, Administrative and Supervisory Personnel ("UTASP"); and the Bustamante Industrial Trade Union ("BITU").

•	A new agreement at our mining operations in St. Ann, Jamaica ("St. Ann") with the UTASP was signed in July 2012, which expires in December 2013.

•	The agreement at St. Ann with the BITU expires in December 2012. This contract covers a small portion of our St. Ann workforce.

•
On August 31, 2012, the Company reached an agreement with the USWA to temporarily extend the New Madrid aluminum smelter collective bargaining agreement, which had been scheduled to expire that day. A new five-year contract with the USWA, representing approximately 80% of our New Madrid workforce, was ratified on September 7, 2012. The newly ratified agreement will expire in August of 2017.

•
The three-year contract in place with the USWA, representing our unionized employees at the Salisbury rolling mill, will expire in November of 2012. This contract covers approximately 88% of our Salisbury workforce.

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
In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur significant capital or operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

We are currently a party to the appeal of several rate-related issues, including rate increases approved by the MoPSC in May 2010 and July 2011 and the amount of cost increases related to the FAC. Despite these appeals, our unaudited consolidated financial statements reflect our payment of power costs at the enacted rates, with disputed amounts held in escrow by the Missouri Circuit Court. As of December 31, 2011, other current assets (see Note 3, "Supplemental Financial Statement Information" to our accompanying unaudited condensed consolidated financial statements) included $30.1 million, held in escrow related to these appeals, with a corresponding liability recorded in accrued liabilities. On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval, and as a result, the escrowed funds were released to Ameren during first quarter 2012. The release of these funds did not result in any impact to our operating results, our net working capital, or our net assets. We had no disputed amounts held in escrow as of September 30, 2012.
On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. As we have in previous rate cases, we expect to be an active participant in the MoPSC rate setting process. Any increase approved would be effective at the beginning of the month following the MoPSC's ruling. We expect a ruling on this request by January 3, 2013.

8.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	September 30, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Senior Floating Rate Notes due 2015 ("AcquisitionCo Notes")	275.3	261.5	4.73%	350.3	324.0	4.66%
Term B Loan, net	321.2	321.2	5.75%	78.2	78.2	2.05%
Revolver	—	—		—	—
Total debt, net	596.5			428.5
Less: Current portion	(3.3)			(2.4)
Long-term debt, net	593.2			426.1
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
As of September 30, 2012, we had $321.2 million outstanding under the 2012 Term B Loan, which is recorded in our accompanying unaudited consolidated balance sheet net of $2.3 million of unamortized discount. The 2012 Revolver had no outstanding balance and outstanding letters of credit totaled $36.1 million at September 30, 2012. Our borrowing base under the 2012 Revolver is equal to the lesser of (i) $250.0 million or (ii) a calculated borrowing base. The calculated borrowing base fluctuates monthly based on the value of inventory and accounts receivable, which are influenced heavily by the LME aluminum price. Because our Revolver Fixed-Charge Coverage Ratio was less than the minimum ratio required under our debt agreements as of September 30, 2012, we must maintain at least $20.0 million of available borrowing capacity under our 2012 Revolver. This restriction will be removed when the ratio meets the required threshold. Had this restriction been in effect as of September 30, 2012, our effective calculated borrowing base would have been $132.8 million.
In September 2012, Standard & Poor's downgraded our corporate credit rating to B from B+, with a stable outlook.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations.
Our reclamation obligations activity at St. Ann follows (in millions):

Nine months ended September 30, 2012
$
Balance, beginning of period	4.6
Additional liabilities incurred	1.5
Liabilities settled	(4.0)
Accretion	0.1
Balance, end of period	2.2
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
Our St. Ann Land Obligation activity follows (in millions):

Nine months ended September 30, 2012
$
Balance, beginning of period	13.2
Additional liabilities incurred	1.6
Liabilities settled	(0.9)
Balance, end of period	13.9
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
Our asset retirement obligations activity follows (in millions):

Nine months ended September 30, 2012
$
Balance, beginning of period	15.7
Additional liabilities incurred	0.9
Liabilities settled	(1.5)
Accretion	0.6
Balance, end of period	15.7
As of September 30, 2012 and December 31, 2011, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of September 30, 2012 and December 31, 2011, we had undiscounted liabilities of $1.8 million and $1.9 million, respectively, in accrued liabilities and $2.2 million, in other long-term liabilities at each period end, for remediation of Gramercy’s known environmental conditions. Approximately $0.8 million of the recorded liability represents monitoring

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

costs which will be incurred ratably over a 30 year period. The remainder is related to clean-up costs expected to be incurred between 2012 and 2014. These estimates are subject to change based on cost. No other responsible parties are involved in any ongoing environmental remediation activities.

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
On September 7, 2012, we ratified a new labor contract with the USWA at our New Madrid smelter, which includes changes to pension benefits for approximately 80% of our New Madrid workforce. The increase in benefits increased our pension liability and our unrecognized pension loss in accumulated other comprehensive income by $16.7 million (pre-tax), which we recorded during third quarter 2012. Net periodic cost for the three and nine months ended September 30, 2012 increased $0.1 million as a result of the increase in pension benefits.
Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Service cost	3.4	2.7	0.2	0.2
Interest cost	4.5	4.5	0.4	0.4
Expected return on plan assets	(4.7)	(4.9)	(0.6)	(0.5)
Recognized actuarial loss	2.8	1.3	—	—
Amortization of prior service cost	0.1	0.1	—	—
Net periodic cost	6.1	3.7	—	0.1

	Noranda Pension Plans		St. Ann Pension Plans
	Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Service cost	10.0	7.9	0.6	0.5
Interest cost	13.4	13.7	1.2	1.1
Expected return on plan assets	(14.2)	(14.7)	(1.7)	(1.4)
Recognized actuarial loss	8.3	3.9	—	—
Amortization of prior service cost	0.3	0.3	—	0.1
Net periodic cost	17.8	11.1	0.1	0.3
Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Service cost	0.1	0.1	0.1	0.1
Interest cost	0.2	0.1	0.1	0.2
Recognized actuarial loss	—	—	—	0.1
Net periodic cost	0.3	0.2	0.2	0.4

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Noranda OPEB Plans		St. Ann OPEB Plans
	Nine months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Service cost	0.3	0.3	0.3	0.3
Interest cost	0.5	0.3	0.3	0.6
Recognized actuarial loss	—	—	—	0.2
Net periodic cost	0.8	0.6	0.6	1.1
Expected Employer Contributions
We contributed $22.8 million and $0.5 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the nine months ended September 30, 2012. We anticipate making approximately $4.8 million of pension funding payments in fourth quarter 2012.

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
In May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. As of September 30, 2012, we had no outstanding fixed price aluminum swaps.
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
As of September 30, 2012, our outstanding fixed-price aluminum customer contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2012	1.04	17.3
2013	1.06	42.3
As of September 30, 2012, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2012	0.96	22.7
2013	0.95	46.5
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we enter into financial swaps, by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

As of September 30, 2012, our outstanding natural gas swaps were as follows:

	Average price per million BTUs	BTUs hedged
Year	$	(in millions)
2012	7.46	2.0
Fixed-price natural gas contract. In March 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for 7.7 million BTUs of the refinery's anticipated natural gas usage in the period from April through October 2012. In May 2012, we set fixed prices for an additional 3.0 million BTUs for the remaining anticipated usage through December 2012. We record these contracts as derivatives, based on the fair value of the Henry Hub Index. As of September 30, 2012, 3.6 million BTUs remain economically hedged.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	September 30, 2012	December 31, 2011
	$	$
Fixed-price aluminum customer contracts	(1.9)	2.0
Variable-price aluminum offset swaps and other	2.3	(7.5)
Natural gas swaps	(8.3)	(33.5)
Natural gas fixed-price contract	0.8	—
Total	(7.1)	(39.0)
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

	September 30, 2012	December 31, 2011
	$	$
Current derivative assets	5.5	2.5
Current derivative liabilities	(12.7)	(41.4)
Current derivative assets (liabilities), net	(7.2)	(38.9)
Long-term derivative assets	0.5	—
Long-term derivative liabilities	(0.4)	(0.1)
Long-term derivative assets (liabilities), net	0.1	(0.1)
The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that are designated and qualify for hedge accounting and those that are not (in millions):

	September 30, 2012				December 31, 2011
	Derivatives that qualify for hedge accounting		Derivatives that do not qualify for hedge accounting		Derivatives that qualify for hedge accounting		Derivatives that do not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Fixed-price aluminum customer contracts	—	—	0.9	(2.8)	—	—	2.0	—
Variable-price aluminum offset swaps and other	—	—	4.3	(2.0)	—	—	0.5	(8.0)
Natural gas swaps	—	—	—	(8.3)	—	(21.9)	—	(11.6)
Natural gas fixed-price contract	—	—	0.8	—	—	—	—	—
Total	—	—	6.0	(13.1)	—	(21.9)	2.5	(19.6)
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of any gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

•
Fixed-price aluminum swaps. From January 1, 2008 to January 29, 2009, fixed price aluminum-swaps were designated and qualified as cash flow hedges. As a result of the New Madrid power outage in January 2009, we concluded that certain hedged sale transactions were no longer probable of occurring, and we discontinued hedge accounting for all our aluminum fixed price sale swaps on January 29, 2009. At that date, amounts were frozen in AOCI until such time as they are reclassified into earnings in the period the hedged sales occur, or until it is determined that the original forecasted sales are probable of not occurring. During third quarter 2012, we determined that certain of the forecasted sales transactions were no longer probable of occurring and as a result, we reclassified $2.6 million of gains into earnings, which is reflected in Gain on Hedging Activities for the three and nine months ended September 30, 2012.

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

The following table presents the net amount of unrealized gains (losses) on cash flow hedges as of September 30, 2012 that were reported as a component of AOCI and are expected to be reclassified into earnings during the next twelve months (in millions):

Net unrealized gains (losses) on cash flow hedges, pre-tax, in AOCI

$
Fixed-price aluminum swaps	32.2
Natural gas swaps	(5.9)
Total	26.3
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following table presents how our hedging activities affected our unaudited consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Three months ended September 30, 2011:
Fixed-price aluminum swaps	(30.7)	—	(30.7)
Variable-price aluminum offset swaps and other	—	6.0	6.0
Natural gas swaps	3.6	1.6	5.2
Total	(27.1)	7.6	(19.5)
Three months ended September 30, 2012:
Fixed-price aluminum swaps	(31.7)	—	(31.7)
Fixed-price aluminum customer contracts	—	7.1	7.1
Variable-price aluminum offset swaps and other	—	(6.3)	(6.3)
Natural gas swaps	6.4	(0.3)	6.1
Natural gas fixed-price contract	—	(0.6)	(0.6)
Total	(25.3)	(0.1)	(25.4)

Nine months ended September 30, 2011:
Fixed-price aluminum swaps	(84.1)	—	(84.1)
Variable-price aluminum offset swaps and other	—	4.9	4.9
Natural gas swaps	10.6	2.9	13.5
Interest rate swaps	—	0.1	0.1
Total	(73.5)	7.9	(65.6)
Nine months ended September 30, 2012:
Fixed-price aluminum swaps	(83.9)	—	(83.9)
Fixed-price aluminum customer contracts	—	3.9	3.9
Variable-price aluminum offset swaps and other	—	(2.2)	(2.2)
Natural gas swaps	19.6	0.9	20.5
Natural gas fixed-price contract	—	(0.8)	(0.8)
Total	(64.3)	1.8	(62.5)

12.    SHAREHOLDERS' EQUITY
Dividends declared and paid during the nine months ended September 30, 2012 were as follows:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
On October 24, 2012, the Board declared a regular quarterly dividend of $0.04 per share to be paid on November 28, 2012 to shareholders of record as of November 5, 2012. Cash payments related to this dividend will total approximately $2.7 million.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

13.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Stock options	0.1	0.3	0.4	2.3
Restricted stock and restricted stock unit equity awards	0.8	0.6	3.3	1.6
Restricted stock unit liability awards	—	—	0.2	0.5
Total stock compensation expense	0.9	0.9	3.9	4.4
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
During first quarter 2012, in respect of the supplemental dividend of $1.25 discussed in Note 12, "Shareholders' Equity", holders of stock options and of service-vesting restricted stock and RSUs received $1.25 for each share underlying such awards. We accelerated $1.2 million of stock compensation expense in connection with this payment. Holders of performance-vesting restricted stock and RSUs were granted additional performance-vesting restricted stock or RSUs, as applicable, with respect to the $1.25 per share supplemental dividend. The number of additional shares or units was computed by dividing the amount of the dividend the award holder would have received for a number of shares of our common stock equal to the number subject to the applicable award divided by the fair market value of a share of our common stock on the last trading day before the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying awards. Generally, holders of service-vesting and performance-vesting restricted stock and RSUs were granted additional shares or units, with respect to the $0.04 per share regular quarterly dividends in the first, second and third quarters of 2012. The number of additional shares or units was computed by dividing the amount of dividend the award holder would have received had the holder owned a number of shares equal to the number subject to the applicable award by the fair market value of a share of our common stock on the last trading day before the date of the dividend payment. These additional shares or units are subject to the same vesting conditions as the underlying award.
As of September 30, 2012, total unrecognized stock compensation expense related to share-based payment awards was $5.6 million. We will recognize this amount over a weighted-average period of 1.5 years. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs because the performance conditions had not been determined as of September 30, 2012. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.
Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)
		$	$		$	$
Outstanding, December 31, 2011	1,637,431	1.81	13.4	140,000	9.00	—
Exercised	(309,442)	1.89	1.9	—	—
Outstanding, September 30, 2012	1,327,989	1.90	6.5	140,000	9.00	—
Fully vested and exercisable, September 30, 2012 (weighted-average remaining contractual term of 4.8 years and 5.1 years, respectively)	935,158	2.11	4.4	140,000	9.00	—
Options that were not in-the-money at December 31, 2011 and September 30, 2012, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Restricted stock and RSU equity award activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting restricted stock and RSUs
	Awards	Weighted-average grant date fair value	Awards (target)
	#	$	#
Non-vested, December 31, 2011	479,465	13.66	260,866
Granted	407,760	11.75	462,053
Dividend equivalent units granted	11,466	7.94	97,321
Vested (aggregate intrinsic value of $1.5 million)	(126,928)	14.19	—
Forfeited	(12,094)	13.67	(4,758)
Non-vested, September 30, 2012 (aggregate intrinsic value of $10.5 million)	759,669	12.46	815,482
We determine grant date fair value of service-vesting restricted stock and RSUs based on the closing price of our common stock on the grant date. We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2012. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined for performance-vesting awards as of September 30, 2012, because the performance conditions had not yet been determined.
As of September 30, 2012 and December 31, 2011, our accrued liabilities in the accompanying unaudited consolidated balance sheets included $0.1 million and $0.2 million related to RSU liability awards.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2011	34,148
Granted	25,000
Dividend equivalent units granted	457
Vested	(34,442)
Non-vested, September 30, 2012	25,163

14.    NET INCOME PER COMMON SHARE
Basic and diluted net income per common share ("EPS") were calculated as follows (in millions, except per share):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$3.8	$30.8	$45.3	$116.5
Weighted-average common shares outstanding:
Basic	67.68	67.23	67.49	67.00
Effect of dilutive securities	1.44	1.26	1.61	1.32
Diluted	69.12	68.49	69.10	68.32
Net income per common share:
Basic	$0.06	$0.46	$0.67	$1.74
Diluted	$0.05	$0.45	$0.66	$1.71

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Certain share-based payment awards whose terms and conditions are described in Note 13 "Share-Based Payments" could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive securities were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Antidilutive securities	0.68	—	0.50	—

15.    INCOME TAXES
Our effective income tax rate was approximately 33.3% for the third quarter 2012 and was 17.9% for the third quarter 2011. The effective tax rate for both periods was impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits. The effective income tax rate for third quarter 2011 was impacted by the release of a portion of our reserve for uncertain tax positions which reduced third quarter 2011 income tax expense.
Our effective income tax rate was approximately 33.4% for the nine months ended September 30, 2012 and was 30.0% for the nine months ended September 30, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

16.    RELATED PARTY TRANSACTIONS
We sell flat-rolled products to two customers that are affiliated with Apollo. Sales to these companies were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Berry Plastics Corporation	2.5	2.1	7.1	7.1
Metals USA Holdings Corp.	3.4	4.2	9.1	11.5
Accounts receivable from these related parties were as follows (in millions):

	September 30, 2012	December 31, 2011
	$	$
Berry Plastics Corporation	0.7	0.4
Metals USA Holdings Corp.	1.2	3.7
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	September 30, 2012			December 31, 2011
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.4	—	0.4	1.9	—	1.9
Accounts receivable, net	12.6	(12.6)	—	11.2	(11.2)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	14.1	—	14.1	12.0	—	12.0
Other current assets	2.5	—	2.5	2.1	—	2.1
Property, plant and equipment, net	40.1	—	40.1	38.4	—	38.4
Other assets	4.5	—	4.5	5.2	—	5.2
Accounts payable	(56.5)	45.8	(10.7)	(50.1)	42.8	(7.3)
Accrued liabilities	(3.7)	—	(3.7)	(4.3)	—	(4.3)
Environmental, land and reclamation liabilities	(2.2)	—	(2.2)	(4.6)	—	(4.6)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
NBP’s net investment and advances to NJBP	5.8	33.2	39.0	5.8	31.6	37.4

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
September 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.8	29.9	1.3	1.9	—	33.9
Accounts receivable, net:
Trade	—	—	118.6	4.2	—	122.8
Affiliates	22.1	11.9	1.6	20.7	(56.3)	—
Inventories, net	—	—	177.0	27.6	(1.7)	202.9
Taxes receivable	7.8	—	0.8	(0.3)	—	8.3
Prepaid expenses	0.2	—	10.9	8.4	—	19.5
Other current assets	—	—	5.4	6.9	—	12.3
Total current assets	30.9	41.8	315.6	69.4	(58.0)	399.7
Investments in affiliates	353.4	1,508.0	—	—	(1,861.4)	—
Advances due from affiliates	—	119.8	669.1	63.5	(852.4)	—
Property, plant and equipment, net	—	—	632.5	60.6	—	693.1
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	62.7	—	—	62.7
Other assets	—	10.0	55.4	21.2	—	86.6
Total assets	384.3	1,679.6	1,872.9	214.7	(2,771.8)	1,379.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	0.1	94.8	11.0	—	105.9
Affiliates	—	22.1	20.7	13.5	(56.3)	—
Accrued liabilities	0.1	5.4	32.4	21.4	—	59.3
Derivative liabilities, net	—	—	10.4	—	—	10.4
Deferred tax liabilities	0.4	2.1	3.7	—	—	6.2
Current portion of long-term debt	—	3.3	—	—	—	3.3
Total current liabilities	0.5	33.0	162.0	45.9	(56.3)	185.1
Long-term debt, net	—	593.2	—	—	—	593.2
Long-term derivative liabilities, net	—	—	0.4	—	—	0.4
Pension and other "OPEB" liabilities	—	—	171.3	7.8	—	179.1
Other long-term liabilities	—	(0.1)	37.3	10.8	—	48.0
Advances due to affiliates	183.6	668.8	—	—	(852.4)	—
Long-term deferred tax liabilities	39.2	31.3	134.6	3.5	(1.7)	206.9
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	232.5	352.1	1,199.7	83.7	(1,635.5)	232.5
Retained earnings (accumulated deficit)	16.5	92.0	255.7	59.6	(407.3)	16.5
Accumulated other comprehensive income (loss)	(90.7)	(90.7)	(88.1)	(2.6)	181.4	(90.7)
Total shareholders' equity	159.0	353.4	1,367.3	140.7	(1,861.4)	159.0
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	159.0	353.4	1,367.3	146.7	(1,861.4)	165.0
Total liabilities and equity	384.3	1,679.6	1,872.9	214.7	(2,771.8)	1,379.7

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended September 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	323.2	33.6	(20.0)	336.8
Operating costs and expenses:
Cost of sales	—	—	311.0	32.3	(20.0)	323.3
Selling, general and administrative expenses	1.3	0.1	19.9	3.0	—	24.3
Total operating costs and expenses	1.3	0.1	330.9	35.3	(20.0)	347.6
Operating loss	(1.3)	(0.1)	(7.7)	(1.7)	—	(10.8)
Other (income) expense:
Interest expense (income), net	(0.1)	9.1	(0.1)	—	—	8.9
Gain on hedging activities, net	—	—	(25.4)	—	—	(25.4)
Total other (income) expense, net	(0.1)	9.1	(25.5)	—	—	(16.5)
Income (loss) before income taxes	(1.2)	(9.2)	17.8	(1.7)	—	5.7
Income tax (benefit) expense	(0.4)	(3.0)	5.9	(0.6)	—	1.9
Equity in net income (loss) of subsidiaries	4.6	10.8	—	—	(15.4)	—
Net income (loss)	3.8	4.6	11.9	(1.1)	(15.4)	3.8
Other comprehensive income (loss)	(24.9)	(24.9)	(24.9)	—	49.8	(24.9)
Total comprehensive income (loss)	(21.1)	(20.3)	(13.0)	(1.1)	34.4	(21.1)

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended September 30, 2011
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	383.0	40.9	(23.5)	400.4
Operating costs and expenses:
Cost of sales	—	—	340.1	33.8	(23.5)	350.4
Selling, general and administrative expenses	1.2	—	22.0	3.6	—	26.8
Total operating costs and expenses	1.2	—	362.1	37.4	(23.5)	377.2
Operating income (loss)	(1.2)	—	20.9	3.5	—	23.2
Other (income) expense:
Interest expense (income), net	(0.1)	5.2	0.1	—	—	5.2
Gain on hedging activities, net	—	—	(19.5)	—	—	(19.5)
Total other (income) expense, net	(0.1)	5.2	(19.4)	—	—	(14.3)
Income (loss) before income taxes	(1.1)	(5.2)	40.3	3.5	—	37.5
Income tax (benefit) expense	(0.2)	(1.7)	7.4	1.2	—	6.7
Equity in net income of subsidiaries	31.7	35.2	—	—	(66.9)	—
Net income	30.8	31.7	32.9	2.3	(66.9)	30.8
Other comprehensive income (loss)	(20.3)	(20.3)	(20.3)	—	40.6	(20.3)
Total comprehensive income (loss)	10.5	11.4	12.6	2.3	(26.3)	10.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Nine months ended September 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,024.7	99.1	(61.8)	1,062.0
Operating costs and expenses:
Cost of sales	—	—	929.0	92.2	(61.8)	959.4
Selling, general and administrative expenses	5.1	0.8	49.6	9.3	—	64.8
Total operating costs and expenses	5.1	0.8	978.6	101.5	(61.8)	1,024.2
Operating income (loss)	(5.1)	(0.8)	46.1	(2.4)	—	37.8
Other (income) expense:
Interest expense (income), net	(0.3)	24.5	—	—	—	24.2
Gain on hedging activities, net	—	—	(62.5)	—	—	(62.5)
Debt refinancing expense	—	8.1	—	—	—	8.1
Total other (income) expense, net	(0.3)	32.6	(62.5)	—	—	(30.2)
Income (loss) before income taxes	(4.8)	(33.4)	108.6	(2.4)	—	68.0
Income tax (benefit) expense	(1.5)	(11.2)	36.2	(0.8)	—	22.7
Equity in net income (loss) of subsidiaries	48.6	70.8	—	—	(119.4)	—
Net income (loss)	45.3	48.6	72.4	(1.6)	(119.4)	45.3
Other comprehensive income (loss)	(48.3)	(48.3)	(48.3)	—	96.6	(48.3)
Total comprehensive income (loss)	(3.0)	0.3	24.1	(1.6)	(22.8)	(3.0)

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Nine months ended September 30, 2011
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,169.4	115.3	(63.4)	1,221.3
Operating costs and expenses:
Cost of sales	—	—	1,001.9	93.3	(63.4)	1,031.8
Selling, general and administrative expenses	5.5	0.3	56.4	10.1	—	72.3
Total operating costs and expenses	5.5	0.3	1,058.3	103.4	(63.4)	1,104.1
Operating income (loss)	(5.5)	(0.3)	111.1	11.9	—	117.2
Other (income) expense:
Interest expense (income), net	(0.3)	16.6	0.1	—	—	16.4
Gain on hedging activities, net	—	—	(65.6)	—	—	(65.6)
Total other (income) expense, net	(0.3)	16.6	(65.5)	—	—	(49.2)
Income (loss) before income taxes	(5.2)	(16.9)	176.6	11.9	—	166.4
Income tax (benefit) expense	(1.3)	(5.6)	52.8	4.0	—	49.9
Equity in net income of subsidiaries	120.4	131.7	—	—	(252.1)	—
Net income	116.5	120.4	123.8	7.9	(252.1)	116.5
Other comprehensive income (loss)	(51.6)	(51.6)	(51.6)	—	103.2	(51.6)
Total comprehensive income (loss)	64.9	68.8	72.2	7.9	(148.9)	64.9

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	—	(63.9)	46.4	3.7	—	(13.8)
INVESTING ACTIVITIES
Capital expenditures	—	—	(53.2)	(6.6)	—	(59.8)
Proceeds from sale of property, plant and equipment	—	—	4.8	—	—	4.8
Cash used in investing activities	—	—	(48.4)	(6.6)	—	(55.0)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	0.5	—	—	—	—	0.5
Dividends paid to shareholders	(92.2)	—	—	—	—	(92.2)
Distributions paid to share-based award holders	(3.1)	—	—	—	—	(3.1)
Repurchase of shares	(0.4)	—	—	—	—	(0.4)
Repayments of long-term debt	—	(154.8)	—	—	—	(154.8)
Borrowings on long-term debt, net	—	322.6	—	—	—	322.6
Payments of financing costs	—	(12.6)	—	—	—	(12.6)
Distribution (to parent) from subsidiary	92.7	(92.7)	—	—	—	—
Cash provided by (used in) financing activities	(2.5)	62.5	—	—	—	60.0
Change in cash and cash equivalents	(2.5)	(1.4)	(2.0)	(2.9)	—	(8.8)
Cash and cash equivalents, beginning of period	3.3	31.3	3.3	4.8	—	42.7
Cash and cash equivalents, end of period	0.8	29.9	1.3	1.9	—	33.9

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
Our third quarter 2012 operating results reflect continued decline in the London Metal Exchange ("LME") aluminum price. The impact of a lower LME aluminum price was compounded by seasonal peak power rates at New Madrid, lower external shipment volumes, and costs associated with the negative effects of Hurricane Isaac in the Alumina segment and production variability in the Primary and Flat-Rolled Products segments. Although we believe demand for our products was stable across all segments, these location specific production variability issues had a negative impact on our shipment volumes.

•	Lower prices negatively impacted our operating results by $61.1 million in third quarter 2012 relative to third quarter 2011, driven by lower LME aluminum prices.

◦
Persisting global macro-economic concerns, particularly the European sovereign-debt crisis and fears of slowing economic growth in China, have dampened LME aluminum prices since the second half of 2011. Substantially all of our external revenues are linked to the LME aluminum price, which averaged $0.87 per pound in third quarter 2012 compared to $1.09 per pound in third quarter 2011.

◦
In our Primary Aluminum segment, the effects of lower LME aluminum price levels have been partially offset by higher product premiums, particularly the Midwest Transaction Premium ("MWP"). The MWP increased to an average of $0.11 per pound in third quarter 2012 from a third quarter 2011 average of $0.08 per pound. Our average realized price, the Midwest transaction price ("MWTP") inclusive of the MWP, was $0.96 in third quarter 2012 compared to $1.18 in third quarter 2011.

•
Results for third quarter 2012 reflect a $5.9 million negative impact to segment profit from Hurricane Isaac, which made landfall near Gramercy, Louisiana on August 29, 2012. This $5.9 million impact is due to lost contribution margin, losses on replacement alumina, and production inefficiencies incurred while the refinery operated below normal levels.

◦
Third quarter 2012 integrated primary aluminum net cash cost ("Net Cash Cost") was $0.92 per pound shipped compared to $0.81 per pound in third quarter 2011. The effects of the disruption caused by the hurricane and production decreases at our smelter due to the timing and concentration of pots taken out of production to be rebuilt both contributed to the increase in Net Cash Cost.

•
Over the course of 2011, the costs of certain raw material inputs, such as carbon-based products used in our Primary Aluminum segment and chemical products used in our Alumina segment, increased significantly. During 2012, those costs plateaued, and have begun to decline, resulting in generally more favorable raw material input costs in third quarter 2012 relative to third quarter 2011.

◦
Through the period of raw material inflation, we maintained our emphasis on driving cost savings through our CORE productivity program--achieving $8.6 million in cost savings in third quarter 2012, and a total of $109.5 million since the beginning of 2011.

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
Goodwill Impairment
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. We evaluate goodwill for impairment using a two-step process. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit's goodwill with the book value of that goodwill. If the book value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
The carrying value of our Primary Aluminum segment's goodwill was $137.6 million at September 30, 2012. As of October 1, 2011, the date of our last annual goodwill impairment, the fair value of the Primary Aluminum segment exceeded its carrying value by 11%. Our fair value analysis included assumptions about key factors affecting the Primary Aluminum segment's future profitability and cash flows. These key factors relate primarily to the long-term price for primary aluminum, as well as production inputs such as alumina, power, and carbon-based products. Should the Primary Aluminum segment's expected future cash flows decline beyond our current expectations, its goodwill may be at risk for impairment in the future. Factors that could cause such a decline include a sustained decline in demand for primary aluminum, a sustained downward shift in expected aluminum prices without corresponding decreases in expected prices for production inputs, or a significant increase in cash flow discount rates.
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

The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the nine months ended September 30, 2012, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Carbon-based products	10% increase in price	(1.5)
Alumina	$0.10 increase in LME per pound	(1.9)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME per pound	(5.4)

Results of operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the unaudited consolidated financial statements and related notes included herein.

Results of Operations
The following table sets forth certain consolidated financial information for the periods ended September 30, 2012 and 2011 (in millions, except per share data and where noted):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Statements of operations data:
Sales	336.8	400.4	1,062.0	1,221.3
Operating costs and expenses:
Cost of sales	323.3	350.4	959.4	1,031.8
Selling, general and administrative expenses	24.3	26.8	64.8	72.3
Total operating costs and expenses	347.6	377.2	1,024.2	1,104.1
Operating income (loss)	(10.8)	23.2	37.8	117.2
Other expenses (income):
Interest expense, net	8.9	5.2	24.2	16.4
Gain on hedging activities, net	(25.4)	(19.5)	(62.5)	(65.6)
Debt refinancing expense	—	—	8.1	—
Total other income, net	(16.5)	(14.3)	(30.2)	(49.2)
Income before income taxes	5.7	37.5	68.0	166.4
Income tax expense	1.9	6.7	22.7	49.9
Net income	3.8	30.8	45.3	116.5
Net income per common share:
Basic	0.06	0.46	0.67	1.74
Diluted	0.05	0.45	0.66	1.71
Weighted-average common shares outstanding:
Basic	67.68	67.23	67.49	67.00
Diluted	69.12	68.49	69.10	68.32
Cash dividends declared per common share	0.04	—	1.37	—
Sales by segment:
Bauxite	33.6	40.9	99.1	115.4
Alumina	80.6	104.1	268.3	317.2
Primary Aluminum	147.2	187.7	471.3	561.1
Flat-Rolled Products	145.5	163.2	449.5	488.3
Eliminations	(70.1)	(95.5)	(226.2)	(260.7)
Total	336.8	400.4	1,062.0	1,221.3
Segment profit (loss):
Bauxite	0.3	6.8	3.9	19.2
Alumina	1.8	23.4	29.2	73.9
Primary Aluminum	3.1	21.8	51.9	117.6
Flat-Rolled Products	12.0	12.1	41.1	41.8
Corporate	(7.3)	(8.0)	(22.3)	(21.8)
Eliminations	0.2	(2.1)	—	0.1
Total	10.1	54.0	103.8	230.8
Financial and other data:
Average realized Midwest transaction price (per pound)	0.96	1.18	1.01	1.21
Net Cash Cost (per pound shipped)	0.92	0.81	0.81	0.72
Shipments:
Third party shipments:
Bauxite (kMts)	666.1	619.9	1,676.9	1,853.9
Alumina (kMts)	150.7	160.2	479.0	482.2
Primary Aluminum (pounds, in millions)	120.0	123.8	369.1	383.0
Flat-Rolled Products (pounds, in millions)	97.6	94.9	292.8	286.3
Intersegment shipments:
Bauxite (kMts)	601.1	749.3	1,897.6	2,018.3
Alumina (kMts)	120.4	123.9	369.0	380.9
Primary Aluminum (pounds, in millions)	18.8	24.8	58.1	52.6

Discussion of quarterly consolidated operating results
Sales
Sales for third quarter 2012 were $336.8 million compared to $400.4 million in third quarter 2011, a decrease of 15.9%. Of the decrease in sales, $61.1 million was attributable to lower realized prices. LME aluminum prices averaged $0.87 per pound in third quarter 2012 compared to $1.09 per pound in third quarter 2011. Our average realized MWTP, inclusive of the MWP, was $0.96 in third quarter 2012 compared to $1.18 in third quarter 2011.
Sales to external customers from our Primary Aluminum segment reflected a decrease of 18.9% to $129.1 million in third quarter 2012 from $159.2 million in third quarter 2011, driven by lower realized prices for aluminum and decreased shipment volumes.

•	Average LME aluminum price declined as noted above and average realized MWTP for third quarter 2012 was $0.96 per pound, compared to $1.18 per pound in third quarter 2011.

•
External shipment volumes in the Primary Aluminum segment showed a decrease of 3.1%, comparing third quarter 2012 to third quarter 2011, attributable to a difference in the timing of shipments, compounded by the timing and concentration of pots taken out of production to be rebuilt.

Sales to our external customers in our Flat-Rolled Products segment reflected a decrease of 10.8% to $145.5 million during third quarter 2012 from $163.2 million in third quarter 2011, primarily due to the decline in the average LME aluminum price, partially offset by slightly more favorable volume.

•	Lower LME prices contributed $22.3 million to the sales decline. Fabrication premiums were relatively unchanged.

•	Shipment volumes showed an increase of 2.8% or $4.6 million when compared to third quarter 2011in our Flat-Rolled Products segment.
Sales to external customers from our Bauxite and Alumina segments for third quarter 2012 were $13.6 million and $48.6 million, respectively, compared to $17.4 million and $60.6 million, respectively, in third quarter 2011. These decreases were primarily due to lower LME-linked realized pricing across both segments and lower external shipment volumes in the Alumina segment, due to the production disruption following Hurricane Isaac.
Cost of sales
Cost of sales for third quarter 2012 was $323.3 million compared to $350.4 million in third quarter 2011. The decrease in cost of sales is mainly the result of the decrease in LME prices combined with more favorable raw material prices.
Selling, general and administrative expenses
Selling, general and administrative expenses in the third quarter 2012 were $24.3 million, compared to $26.8 million in third quarter 2011. The majority of the decrease is attributable to lower incentive compensation expenses, due to the negative impacts on operating results from declining LME aluminum prices.
Operating income (loss)
Operating loss in third quarter 2012 was $10.8 million compared to $23.2 million of operating income in third quarter 2011. The decrease in operating income related to the sales margin decline, partially offset by the decrease in selling, general and administrative expenses.
Sales margin was $13.5 million for third quarter 2012 compared to $50.0 million in third quarter 2011. This decrease resulted from the unfavorable impacts of lower realized prices and shipment volumes, compounded by the effects of production variability in the Alumina, Primary, and Flat Rolled segments, offset by more favorable raw material prices.
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
Due to the refinancing activities discussed above, our average outstanding indebtedness increased to $596.5 million in third quarter 2012 from $428.5 million in third quarter 2011. Interest expense during third quarter 2012 increased to $8.9 million compared to $5.2 million in third quarter 2011.
Gain on hedging activities, net
Gain on hedging activities was $25.4 million in third quarter 2012 compared to $19.5 million in third quarter 2011. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in third quarter 2012 were $25.3 million, compared to $27.1 million in third quarter 2011.

Income before income taxes
Income before income taxes was $5.7 million in third quarter 2012, compared to $37.5 million in third quarter 2011. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Three months ended September 30,
	2012	2011
	$	$
	Increase (decrease) to net income
Special items:
Release of indemnification receivables related to uncertain tax positions (1)	—	(3.4)
Labor negotiation contingency cost (2)	(3.5)	—
Gain on hedging activities	25.4	19.5
Total special items (pre-tax)	21.9	16.1

(1)
In third quarter 2011, we expensed $3.4 million of an indemnification receivable from Xstrata through selling, general and administrative expenses because statutes to examine certain income tax returns expired. Net income was not impacted by the release of this indemnification receivable as a corresponding tax benefit of $3.4 million was recorded.

(2)
In third quarter 2012, we incurred $3.5 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter.

Income tax expense
Income tax expense was $1.9 million in third quarter 2012, compared to $6.7 million in third quarter 2011.
Our effective income tax rate was approximately 33.3% for the third quarter 2012 and was 17.9% for the third quarter 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits. The effective income tax rate for third quarter 2011 was impacted by the release of a portion of our reserve for uncertain tax positions which reduced third quarter 2011 income tax expense, as noted in the table above.
Net income
Net income was $3.8 million in third quarter 2012, compared to $30.8 million in third quarter 2011. The decrease in net income resulted from a $34.0 million decrease in operating income and a $3.7 million increase in interest expense offset by a $4.8 million decrease in income tax expense and a $5.9 million increase in gain on hedging activities.
Discussion of quarterly segment results
Bauxite
Bauxite segment sales for third quarter 2012 were $33.6 million, compared to $40.9 million for third quarter 2011. The sales volume decreased by 7.4%, a decrease related to the impact of lower volumes of $3.0 million, coupled with a $4.3 million impact of lower realized pricing.
Segment profit in third quarter 2012 was $0.3 million compared to $6.8 million in third quarter 2011. Compared to third quarter 2011, third quarter 2012 Bauxite segment profit decreased due primarily to lower LME-linked external bauxite prices and increased shipping demurrage costs.
Alumina
Alumina segment sales for third quarter 2012 were $80.6 million compared to $104.1 million for third quarter 2011. This decrease is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing, coupled with a decline in production following Hurricane Isaac.
Segment profit in third quarter 2012 was $1.8 million compared to $23.4 million in third quarter 2011. In addition to the $5.9 million impact from the production disruption following Hurricane Isaac, alumina results reflect the negative impact of lower LME-indexed internal and external selling prices, which were partially offset by the favorable impact of lower natural gas prices.
Primary Aluminum
Primary Aluminum segment sales decreased to $147.2 million in third quarter 2012 from $187.7 million in third quarter 2011.

•	An 18.6% decrease in average realized MWTP in third quarter 2012 compared to third quarter 2011 decreased Primary Aluminum segment revenue by approximately $28.1 million.

•	A 6.6% decrease in total primary aluminum shipments decreased revenue by approximately $12.4 million comparing third quarter 2012 to third quarter 2011.

Segment profit in third quarter 2012 was $3.1 million compared to $21.8 million in third quarter 2011. The decrease in segment profit resulted from lower 2012 LME aluminum prices, partially offset by more favorable alumina and carbon-based products raw materials pricing. Additionally, third quarter 2012 Primary Aluminum segment results were affected by $6.0 million of unfavorable production variabilities.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $145.5 million in third quarter 2012 compared to $163.2 million in the third quarter 2011. The $17.7 million decrease was primarily due to the decrease in LME prices.

•	Lower LME aluminum prices contributed $22.3 million to the sales decrease. Fabrication premiums were relatively unchanged.

•	Shipment volumes increased compared to third quarter 2011, contributing $4.6 million to sales, partially offsetting the impact of lower LME aluminum prices.
Flat-Rolled Products segment costs were lower due to the decrease in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.
Segment profit in third quarter 2012 was relatively unchanged at $12.0 million compared to $12.1 million in third quarter 2011.
Discussion of year-to-date consolidated operating results
Sales
Sales for the nine months ended September 30, 2012 were $1,062.0 million compared to $1,221.3 million in the nine months ended September 30, 2011, a decrease of 13.0%. Of the decrease in sales, $146.1 million was attributable to lower realized prices. LME aluminum price averaged $0.92 per pound in the nine months ended September 30, 2012 compared to $1.14 per pound in the nine months ended September 30, 2011.
The remaining $13.2 million decrease in sales was attributable primarily to lower Bauxite, Alumina and Primary Aluminum segment third-party volumes.
Sales to external customers from our Primary Aluminum segment decreased 17.2% to $413.1 million in the nine months ended September 30, 2012 from $498.8 million in the nine months ended September 30, 2011, driven primarily by lower realized prices for aluminum.

•
Average LME aluminum price and average realized MWTP decreased as noted above for the nine months ended September 30, 2012 was $1.01 per pound, compared to $1.21 per pound in the nine months ended September 30, 2011.

•
Demand in the Primary Aluminum segment remained strong in the nine months ended September 30, 2011, as billet and rod shipments increased. The decrease in external shipments from the Primary Aluminum segment was not due to a decline in underlying demand, rather was attributable to (i) the needs of the Flat-Rolled Products business in an environment of tight availability for physical metal, (ii) the timing and concentration of pots taken out of production to be rebuilt, and (iii) timing of shipments as we and our customers planned around the collective bargaining agreement negotiations.

Sales to our external customers in our Flat-Rolled Products segment decreased 7.9% to $449.5 million during the nine months ended September 30, 2012 from $488.3 million in the nine months ended September 30, 2011, primarily due to the decline in the average LME aluminum price, partially offset by slightly more favorable volume.

•	Lower LME prices contributed $49.9 million to the sales decline. Fabrication premiums were relatively unchanged.

•	Shipment volumes increased 2.3%, resulting in a sales increase of $11.1 million compared to third quarter 2011 in our Flat-Rolled Products segment.
Sales to external customers from our Bauxite and Alumina segments for the nine months ended September 30, 2012 were $37.3 million and $162.1 million, respectively, compared to $52.0 million and $182.2 million, respectively, in the nine months ended September 30, 2011. The decreases were primarily due to lower realized pricing across both segments and lower external shipment volumes in the Bauxite and Alumina segments.
Cost of sales
Cost of sales for the nine months ended September 30, 2012 was $959.4 million compared to $1,031.8 million in the nine months ended September 30, 2011. The decrease in cost of sales is mainly the result of the decrease in LME prices, reflected in the pass-through nature of the Flat-Rolled Products segment, and lower natural gas prices. These decreases were partially offset by the impact of raw material inflation in the Alumina segment.
Selling, general and administrative expenses
Selling, general and administrative expenses in the nine months ended September 30, 2012 were $64.8 million, compared to $72.3 million in the nine months ended September 30, 2011. The majority of the $7.5 million decrease is primarily related to a gain of

$4.5 million realized upon the sale of idle mill equipment in second quarter 2012, as well as lower incentive compensation expenses, due to the negative impacts on operating results from declining LME aluminum prices.
Operating income
Operating income in the nine months ended September 30, 2012 was $37.8 million compared to $117.2 million in the nine months ended September 30, 2011. The decrease in operating income related primarily to the sales margin decline.
Sales margin was $102.6 million for the nine months ended September 30, 2012 compared to $189.5 million in the nine months ended September 30, 2011. This decrease resulted from the unfavorable impacts of lower realized prices and shipment volumes, compounded by the effects of production variability in the Alumina, Primary, and Flat Rolled segments, offset by more favorable natural gas prices.
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
Due to the refinancing activities discussed above, our average outstanding indebtedness increased to $565.2 million for the nine months ended September 30, 2012 from $424.6 million for the nine months ended September 30, 2011. As a result, interest expense in the nine months ended September 30, 2012 increased to $24.2 million compared to $16.4 million in the nine months ended September 30, 2011.
Gain on hedging activities, net
Gain on hedging activities was $62.5 million in the nine months ended September 30, 2012 compared to $65.6 million in the nine months ended September 30, 2011. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in the nine months ended September 30, 2012 were $64.3 million compared to $73.5 million in the nine months ended September 30, 2011.
Debt refinancing expense
We recorded debt refinancing expense of $8.1 million related to the 2012 Refinancing, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to existing senior secured credit facilities.
Income before income taxes
Income before income taxes was $68.0 million in the nine months ended September 30, 2012, compared to $166.4 million in the nine months ended September 30, 2011. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Nine months ended September 30,
	2012	2011
	$	$
	Increase (decrease) to net income
Special items:
Transaction costs (1)	(8.6)	—
Modification of stock options (2)	(1.2)	—
Gain on sale of idle mill equipment	4.5	—
Release of indemnification receivables related to uncertain tax positions (3)	—	(3.4)
Labor negotiation contingency cost (4)	(3.5)	—
Gain on hedging activities	62.5	65.6
Total special items (pre-tax)	53.7	62.2

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

(3)
In third quarter 2011, the Company expensed $3.4 million of an indemnification receivable from Xstrata through selling, general and administrative expenses because statutes to examine certain income tax returns expired. Net income was not impacted by the release of this indemnification receivable as a corresponding tax benefit of $3.4 million was recorded.

(4)
In third quarter 2012, we incurred $3.5 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter.

Income tax expense
Income tax expense was $22.7 million in the nine months ended September 30, 2012, compared to $49.9 million in the nine months ended September 30, 2011.
Our effective income tax rate was approximately 33.4% for the nine months ended September 30, 2012 and was 30.0% for the nine months ended September 30, 2011. The effective tax rate for both periods was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.
Net income
Net income was $45.3 million in the nine months ended September 30, 2012, compared to $116.5 million in the nine months ended September 30, 2011. The decrease in net income resulted from a $79.4 million decrease in operating income, a $3.1 million decrease in gain on hedging activities, the $8.1 million of debt refinancing expense and a $7.8 million increase in interest expense, offset by a $27.2 million decrease in income tax expense.
Discussion of year-to-date segment results
Bauxite
Bauxite segment sales for the nine months ended September 30, 2012 were $99.1 million, compared to $115.4 million for the nine months ended September 30, 2011. Sales volume decreased by 7.7% resulting in a $8.9 million unfavorable impact to sales, coupled with the $7.4 million impact of lower realized pricing.
Segment profit in the nine months ended September 30, 2012 was $3.9 million compared to $19.2 million in the nine months ended September 30, 2011. Compared to the nine months ended September 30, 2011, the nine months ended September 30, 2012 segment profit reflected the negative impact from lower LME-linked external bauxite prices, lower 2012 sales volumes and higher contract mining and operating costs.
Alumina
Alumina segment sales for the nine months ended September 30, 2012 were $268.3 million compared to $317.2 million for the nine months ended September 30, 2011. This decrease is primarily related to the LME-indexed nature of our alumina pricing arrangements.
Segment profit in the nine months ended September 30, 2012 was $29.2 million compared to $73.9 million in the nine months ended September 30, 2011. Compared to the nine months ended September 30, 2011, the nine months ended September 30, 2012 segment profit reflected the $43.3 million negative impact on internal and external revenues from lower LME-linked alumina prices and the $5.9 million negative impact from the production disruption following Hurricane Isaac. The impact of raw material inflation was offset by more favorable natural gas prices.
Primary Aluminum
Primary Aluminum segment sales decreased to $471.3 million in the nine months ended September 30, 2012 from $561.1 million in the nine months ended September 30, 2011.

•
A 16.5% decrease in average realized MWTP in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 decreased Primary Aluminum segment revenue by approximately $79.0 million.

•
A 1.9% decrease in total primary aluminum shipments decreased segment revenue by approximately $10.8 million comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011. The decrease in external shipments was partially offset by increases in shipments to our rolling mills.

Segment profit in the nine months ended September 30, 2012 was $51.9 million compared to $117.6 million in the nine months ended September 30, 2011. The decrease in segment profit reflected the impact from significantly lower 2012 LME aluminum prices, offset in part by more favorable raw materials prices for alumina. The impact of the timing and concentration of pots taken out of production to be relined further decreased segment profit.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $449.5 million in the nine months ended September 30, 2012 compared to $488.3 million in the the nine months ended September 30, 2011. The $38.8 million decrease was primarily due to the decrease in LME prices, offset by the impact of a 2.3% increase in shipment volume.

•	Lower LME aluminum prices contributed $49.9 million to the sales decrease. Fabrication premiums were relatively unchanged.

•	The increase in shipment volumes partially offset the impact of lower LME aluminum prices by contributing $11.1 million to sales.

Flat-Rolled Products segment costs were lower due to the decrease in the LME price, since the majority of flat rolled product cost represents the pass-through cost of metal.
Segment profit in nine months ended September 30, 2012 was $41.1 million compared to $41.8 million in the nine months ended September 30, 2011. Compared to the nine months ended September 30, 2011, nine months ended September 30, 2012 segment profit was relatively flat, which reflects the stable demand trends across key product groups in this segment.

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

•	In the nine months ended September 30, 2012, we used $13.8 million of cash for operating activities.

•	At September 30, 2012, we had $33.9 million of cash and cash equivalents.

•
At September 30, 2012, the 2012 Revolver was undrawn and we had $36.1 million in outstanding letters of credit. Our borrowing base under the 2012 Revolver is equal to the lesser of (i) $250.0 million or (ii) a calculated borrowing base. The calculated borrowing base fluctuates monthly based on the value of inventory and accounts receivable, which are influenced heavily by the LME aluminum price. Our calculated borrowing base was $152.8 million, net of outstanding letters of credit, as of September 30, 2012. Beginning in October 2012, we must maintain at least $20.0 million of available borrowing capacity under our 2012 Revolver because our Revolver Fixed-Charge Coverage Ratio (as defined below) was less than 1.0 to 1.0 as of September 30, 2012. This restriction will be removed when the ratio meets the required threshold. Had this restriction been effective at September 30, 2012, our effective calculated borrowing base would have been $132.8 million.

•
In the nine months ended September 30, 2012, we made cash payments to shareholders and option holders totaling $92.2 million, and $3.1 million, respectively, related to regular and supplemental dividends.

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
In September 2012, Standard & Poor's downgraded our corporate credit rating to B from B+, with a stable outlook.
As of September 30, 2012 and December 31, 2011, the carrying value of our long-term debt was as follows (in millions):

	September 30, 2012	December 31, 2011
	$	$
Senior Floating Rate Notes due 2015 ("AcquisitionCo Notes")	275.3	350.3
2012 Term B Loan	321.2	78.2
2012 Revolver	—	—
Total debt, net	596.5	428.5
Less: Current portion	(3.3)	(2.4)
Long-term debt, net	593.2	426.1
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Nine months ended September 30,
	2012	2011
	$	$
Cash provided by (used in) operating activities	(13.8)	110.3
Cash used in investing activities	(55.0)	(41.5)
Cash provided by financing activities	60.0	1.3
Change in cash and cash equivalents	(8.8)	70.1

Operating activities
Operating activities used $13.8 million of cash in the nine months ended September 30, 2012 compared to generating cash of $110.3 million in the nine months ended September 30, 2011. In the nine months ended September 30, 2012, we produced $74.1 million of Adjusted EBITDA, comprising $103.8 million of total segment profit less $29.7 million of cash payments on natural gas hedges (Adjusted EBITDA is defined and discussed under the following "Covenant Compliance and Financial Ratios" section).
As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each of the quarters (in millions):

	Nine months ended September 30,
(in millions)	2012	2011
	$	$
Segment profit	$103.8	$230.8
Gas hedges	(29.7)	(18.6)
Other operating cash flows	(27.1)	(20.1)
Interest	(19.9)	(4.4)
Tax payments	(32.5)	(63.8)
Operating working capital	(8.4)	(13.6)
Cash provided by (used in) operating activities	$(13.8)	$110.3
Investing activities
Capital expenditures were $59.8 million in the nine months ended September 30, 2012 and $44.1 million in the nine months ended September 30, 2011.
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $8.3 million and $3.4 million for the nine months ended September 30, 2012 and 2011, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows.
We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations. The following capital projects are in progress as of September 30, 2012:

•
$38 million investment re-launched during late 2010 to improve operating reliability and expand aluminum production capacity at our New Madrid smelter. The project involves a combination of additional rectifiers and upgraded equipment allowing for increased aluminum production up to 35 million pounds ("the Rectifier Project"). The Rectifier Project has the added benefit of greater efficiency and reliability through upgrades and redundancy of equipment. We expect efficiency gains and reliability improvements to be achieved as rectifiers and equipment upgrades are installed, independent of any increase in production level, which is subject to the constraints below.

We spent $2.7 million on the Rectifier Project during the nine months ended September 30, 2012 and have spent $10.3 million since re-launching the project in late 2010. We anticipate the spending related to the achievement of reliability improvements, approximately $16 million, to be incurred primarily in 2013 and 2014, although we have yet to make commitments related to that spending and the timing of such commitments may be dependent on our liquidity profile. The timing of the remaining $12 million is dependent on overall market conditions, including the LME aluminum price, our liquidity profile, and the resolution of permitting regulations described in Note 7, Commitments and Contingencies.

•
Two investments announced in July 2012 are still in their early phases. As such, we have yet to make significant resource commitments for those projects and the timing of such commitments may be dependent on our liquidity profile. These investments include a $45 million investment to build a new rod mill, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod, and an $11 million investment to further expand harbor capacity at Port Rhodes in Discovery Bay, Jamaica.

Financing activities
During the nine months ended September 30, 2012, our financing cash flows mainly reflected the 2012 Refinancing. We borrowed $322.6 million under a new 2012 Term B Loan, net of a $2.4 million discount, repaid $78.2 million under the old 2007 Term B Loan and paid $75.0 million pursuant to the 2012 Tender Offering associated with the AcquisitionCo Notes. We incurred $12.6 million of financing costs associated with the 2012 Refinancing transactions. In addition, we paid $92.2 million in regular and supplemental dividends and paid $3.1 million in distributions to share-based award holders.

Dividends declared and paid during the nine months ended September 30, 2012 were as follows:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
On October 24, 2012, the Board declared a regular quarterly dividend of $0.04 per share to be paid on November 28, 2012 to shareholders of record as of November 5, 2012. Cash payments related to this dividend will total approximately $2.7 million. The Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in the Company's financial condition and cash needs could result in dividends being declared in different amounts, or not at all.
Covenant Compliance and Financial Ratios
Certain covenants contained in our debt agreements governing our senior secured credit facilities and the indentures governing our Notes restrict our ability to take certain actions if we are unable to meet certain ratios including, among others:(i) the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the "Fixed-Charge Coverage Ratio") or (ii) the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis and subtracting certain cash payments, including certain taxes, capital expenditures and dividends, to our fixed charges (the "Revolver Fixed-Charge Coverage Ratio") or (iii) the ratio of our senior first-lien secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the "Net Senior Secured Leverage Ratio"). The actions which could be restricted include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. Upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA, or our net income, on a quarterly basis.
Certain of the minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

		Requirements	Actual as of
			September 30, 2012	December 31, 2011
AcquisitionCo Notes (1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	2.6 to 1.0	8.9 to 1.0
2012 Revolver (2)	Revolver Fixed Charge Coverage Ratio	Minimum 1.0 to 1.0	--	3.6 to 1.0
2012 Term B Loan and 2012 Revolver (3)	Total Net Senior First Lien Secured Leverage Ratio	Maximum 2.25 to 1.0	2.9 to 1.0	0.9 to 1.0

(1)
For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended September 30, 2012 and the year ended December 31, 2011 were $38.0 million and $26.5 million, respectively.

(2)
As defined in the credit agreement governing 2012 Revolver, fixed charges for the four quarters ended September 30, 2012 and the year ended December 31, 2011 were $29.1 million and $34.7 million, respectively. For the four quarters ended September 30, 2012, our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0.

(3)
As used in calculating this ratio, "senior first-lien secured net debt" means the amount outstanding under the 2012 Term B Loan and 2012 Revolver immediately following the 2012 Refinancing (for the actual ratio as of December 31, 2011) or outstanding as of September 30, 2012 (for the actual ratio as of September 30, 2012) and any debt secured by a first priority lien on assets of Noranda AcquisitionCo and/or any of its subsidiaries, less "unrestricted cash" and "permitted investments" (as defined under our 2012 Senior Secured Credit Facilities) up to a cap of $100.0 million. The ratios presented are assuming the 2012 Refinancing had been in place at December 31, 2011. Under this assumption, at September 30, 2012 and December 31, 2011, senior first lien secured debt was $323.4 million and $325.0 million, respectively, and unrestricted cash and permitted investments were $33.1 million and $100.0 million (including the approximate $73.0 million increase in cash immediately following the 2012 Refinancing and 2012 Tender Offer), respectively, resulting in senior first lien secured net debt of $290.3 million and $225.0 million, respectively.

Because we did not satisfy certain financial ratio levels relevant to these covenants as of September 30, 2012, we may be limited in our ability to expand borrowings under existing term loan facilities, incur additional secured or unsecured debt, make acquisitions or certain other investments, or engage in mergers and pay dividends. These restrictions do not interfere with the day-to-day-conduct of our business. Based on our debt agreement provisions pertaining to dividends, we do not expect these restrictions to affect our ability to continue paying the current $0.04 per share regular quarterly dividend in the foreseeable future, although our Board of Directors retains the ability to change the amount of such dividends, including the right not to declare any such dividends.

Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of September 30, 2012, we must maintain at least $20.0 million of available borrowing capacity under our 2012 Revolver. Our debt agreements do not otherwise require us to maintain any financial performance metric or ratio in order to avoid a default.
Management uses "Adjusted EBITDA" as a liquidity measure in respect of the Fixed-Charge Coverage Ratio, the Revolver Fixed-Charge Coverage Ratio and the Net Senior Secured Leverage Ratio, as defined in our debt agreements. As used herein, Adjusted EBITDA means net income before income taxes, net interest expense and depreciation and amortization, adjusted to eliminate certain non-cash expenses and other specified items of income or expense as outlined below (in millions):

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
					September 30,	December 31,
	2012	2011	2012	2011	2012	2011
	$	$	$	$	$	$
Adjusted EBITDA	0.5	54.0	74.1	212.2	97.7	235.8
Last in, first out and lower of cost or market inventory adjustments (a)	10.0	1.9	14.3	(17.3)	19.0	(12.6)
Gain (loss) on disposal of assets	(1.2)	(0.3)	1.4	(1.8)	(0.1)	(3.3)
Non-cash pension, accretion and stock compensation	(4.0)	(2.6)	(13.1)	(9.6)	(15.9)	(12.4)
Relocation and severance	(0.1)	(1.2)	(0.5)	(1.8)	(1.6)	(2.9)
Consulting fees	(0.2)	(1.4)	(0.7)	(1.8)	(1.2)	(2.3)
Interest rate swap	—	—	—	(2.3)	(2.3)	(4.6)
Debt refinancing expense	—	—	(8.1)	—	(8.1)	—
Non-cash derivative gains (b)	37.4	25.9	99.1	83.9	132.2	117.0
Other, net	(4.2)	(8.6)	(4.1)	(5.6)	(7.7)	(9.2)
Depreciation and amortization	(23.6)	(25.0)	(70.2)	(73.1)	(94.8)	(97.7)
Interest expense, net	(8.9)	(5.2)	(24.2)	(16.4)	(29.3)	(21.5)
Income tax	(1.9)	(6.7)	(22.7)	(49.9)	(18.2)	(45.4)
Net income	3.8	30.8	45.3	116.5	69.7	140.9

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
					September 30,	December 31,
	2012	2011	2012	2011	2012	2011
	$	$	$	$	$	$
Variable price aluminum offset swaps and other	2.6	0.3	7.1	(2.5)	9.5	(0.1)
Natural gas swaps	9.6	6.2	29.7	18.6	37.2	26.1
Interest rate swaps	—	—	—	2.3	2.3	4.6
Total	12.2	6.5	36.8	18.4	49.0	30.6
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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
					September 30,	December 31,
	2012	2011	2012	2011	2012	2011
	$	$	$	$	$	$
Adjusted EBITDA	0.5	54.0	74.1	212.2	97.7	235.8
Stock compensation expense	0.9	0.9	3.9	4.4	4.8	5.3
Changes in other assets	(2.6)	1.2	(6.0)	(5.7)	(7.0)	(6.7)
Changes in pension, other post-retirement liabilities and other long-term liabilities	(2.4)	(11.6)	(1.3)	(13.9)	(1.7)	(14.3)
Changes in current operating assets and liabilities	25.9	21.1	(22.9)	(8.1)	16.0	30.8
Changes in current income taxes	0.1	(14.4)	(20.6)	(52.9)	(38.2)	(70.5)
Changes in accrued interest	(8.2)	(4.5)	(22.1)	(5.4)	(26.5)	(9.8)
Non-cash pension, accretion and stock compensation	(4.0)	(2.6)	(13.1)	(9.6)	(15.9)	(12.4)
Restructuring, relocation and severance	(0.1)	(1.2)	(0.5)	(1.8)	(1.6)	(2.9)
Consulting and sponsor fees	(0.2)	(1.4)	(0.7)	(1.8)	(1.2)	(2.3)
Interest rate swaps	—	—	—	(2.3)	(2.3)	(4.6)
Other, net	(5.4)	(7.8)	(4.6)	(4.8)	(7.6)	(7.8)
Cash flow provided by (used in) operating activities	4.5	33.7	(13.8)	110.3	16.5	140.6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 12, 2012.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe ensuring the safety of our workforce is our number one accountability as an employer. We are committed to continuing and improving upon each facility’s focus on safety in the workplace. We have a number of safety programs in place, which include regular safety meetings and training sessions to teach proper safe work procedures.
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

NORANDA ALUMINUM HOLDING CORPORATION
October 29, 2012	/S/ ROBERT B. MAHONEY
Robert B. Mahoney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit number	Description
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