Form 10-K
period 2012-12-31
Noranda Aluminum Holding CORP
filed 2013-02-28
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing of the Common Stock on the NYSE on June 30, 2012 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $268.3 million. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant. Indicate the number of shares outstanding of cash of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 20, 2013
Common Stock, $0.01 par value	67,738,050

Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders
are incorporated by reference into Part III hereof.

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
Forward-looking statements contain words such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or similar expressions that relate to Noranda's strategy, plans or intentions. All statements Noranda makes relating to its estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to the Company's expectations regarding future industry trends are forward-looking statements. Noranda undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made and which reflect management's current estimates, projections, expectations or beliefs. All forward-looking statements herein are based upon information available to us on the date of this report on Form 10-K.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Item 1A "Risk Factors." All forward-looking information in this report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-K may not, in fact, occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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
"FAC" means Fuel Adjustment Charges
"FIFO" means the first-in, first-out method of valuing inventory.
"GOJ" means the Government of Jamaica.
"Gramercy" means our wholly owned alumina refinery in Gramercy, Louisiana.
"HoldCo Notes" means our senior floating rate notes originally due 2014 issued by Noranda HoldCo.
"IPO" means Initial Public Offering.
"Joint Venture Transaction" means the transaction, consummated on August 31, 2009, whereby Noranda became sole owner of Gramercy and St. Ann.
"kMts" means kilometric tonnes.
"LIFO" means the last-in, first-out method of valuing inventory.
"LME" means the London Metals Exchange.
"Midwest Transaction Price" or "MWTP" is equal to the LME aluminum price plus a Midwest premium.
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
"Xstrata" means Xstrata (Schweiz) AG.

PART I

ITEM 1.    BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) "Noranda HoldCo" refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) "Noranda AcquisitionCo" refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries and (c) "Noranda," the "Company," "we," "our," and "us" refer collectively to (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the Apollo Acquisition and (2) Noranda HoldCo and its subsidiaries on a consolidated basis after the completion of the Apollo Acquisition. "HoldCo Notes" refer to our senior floating rate notes originally due 2014 issued by Noranda HoldCo, and "AcquisitionCo Notes" refer to senior floating rate notes due 2015 issued by Noranda AcquisitionCo.
Overview
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary Aluminum, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as "New Madrid," and supporting operations at our bauxite mine and alumina refinery. In 2012, New Madrid produced approximately 575 million pounds (261,000 metric tonnes) of primary aluminum, representing approximately 13% of total 2012 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
We believe our combination of captive alumina and bauxite, a secure electric power contract and strategically located assets give us meaningful operational flexibility in our upstream business. Our bauxite mining operation in St. Ann, Jamaica ("St. Ann") provides a secure source of bauxite to our alumina refinery in Gramercy, Louisiana ("Gramercy"). Gramercy provides a strategic supply of alumina to New Madrid at costs below recent spot market prices for alumina. Because our captive alumina and bauxite production capacity exceeds our internal requirements, we also sell these raw materials to third parties. The margin from these sales effectively lowers the cost of our alumina consumed internally and therefore lowers our integrated net cash cost to produce primary aluminum ("Net Cash Cost").
In addition, we have a long-term, secure, cost competitive power contract at New Madrid. We believe this contract gives Noranda an advantage over aluminum smelters facing high energy costs, frequent power shortages or disruptions. Our power costs are not linked to London Metals Exchange ("LME") aluminum prices, unlike the power costs of some of our competitors, particularly in North America.
In addition to providing security of supply, we believe our fully integrated upstream cost structure benefits us in an environment of rising aluminum prices. The cost of our supply of alumina, which we own, is positively affected by a rising LME aluminum price due to our realization of higher margins on third-party sales of alumina and bauxite. While we face reduced margins for both primary aluminum and alumina sales in an environment of declining LME aluminum prices, the integrated model provides us with costs unrelated to the LME aluminum price with which to counter declining prices.
Primary aluminum is a global commodity, and its price is set on the LME. As the LME aluminum price is a globally quoted price which does not take into account logistics, warehousing or temporary market supply demand dynamics, our primary aluminum products typically earn a Midwest premium on top of the LME aluminum price, the sum of which is known as the Midwest Transaction Price (or "MWTP"). In addition, we typically sell a majority of our primary aluminum shipments in the form of value-added products, such as billet, rod and foundry, which include a fabrication premium over the MWTP. We also have the flexibility to direct primary aluminum volumes to our downstream rolling mills, on an arms-length basis, when demand is weak for our value-added end-products. This helps to ensure a standby demand for our upstream production.
Our downstream business is a low-cost domestic producer of aluminum rolled products. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills with the flexibility to serve a diverse range of end-users. The downstream business prices its products at the MWTP plus a fabrication premium; therefore, our profitability is largely insulated from movement in aluminum prices except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. As a result, the downstream business performance is predominantly driven by fluctuations in volumes and the fabrication premiums we are able to achieve. During periods of difficult market conditions in our downstream business, we have the ability to scale back meaningfully on capital expenditures or working capital requirements. We believe that the nominal maintenance capital requirements combined with operating performance that is substantially insulated from aluminum price fluctuations make the downstream business a relatively effective vehicle for free cash flow generation. The geographic proximity of the facilities in our upstream and downstream businesses creates a further degree of vertical integration, providing additional operational flexibility.

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
The Joint Venture Transaction. On August 31, 2009, we completed a transaction, which we refer to as the "Joint Venture Transaction," whereby we became the sole owner of the alumina and bauxite production joint ventures, Gramercy and St. Ann, respectively, that we had operated since 2004 with Century Aluminum Company.
The IPO. On May 19, 2010, we completed an initial public offering ("IPO") of 11.5 million shares of common stock at an $8.00 per share public offering price on the New York Stock Exchange (NYSE:NOR).
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

St. Ann Bauxite Mine

- Mined approximately 4.9 million DMT of bauxite in 2012
- 2.5 million mt of bauxite used for alumina production at the Gramercy refinery in 2012
- Remaining bauxite is sold to third parties
  - Margins from third-party sales reduce the cost of bauxite to Gramercy
- Located in St. Ann, Jamaica

Bauxite

Gramercy Alumina Refinery

- Produced approximately 1.1 million mt of smelter grade alumina (SGA) and chemical grade alumina (CGA) in 2012
- 0.5 million mt of smelter grade alumina used for aluminum production at our New Madrid smelter in 2012
- Remaining smelter grade alumina is sold to third parties; significant portion of contracts priced at 15.5% of LME in 2012
  - Margins from third-party sales reduce the cost of alumina to New Madrid
- Located in Gramercy, Louisiana

Alumina

New Madrid Primary Aluminum Smelter

- Produced approximately 575 million lbs (261,000 metric tonnes) in 2012
- Produces value-added products, which command additional fabrication premiums to MWTP
- Flexibility to sell primary metal to downstream rolling mills
- Located in New Madrid, Missouri

Primary Aluminum

New Madrid Primary Aluminum Smelter. All of our primary aluminum production occurs at New Madrid, which is strategically located as the closest Midwest facility to a supply of alumina. It is also located in an area with abundant sources of electrical power. See "Raw Materials and Supply" below.
During late 2010, we re-launched a project to expand the aluminum production capacity at our New Madrid smelter at a remaining cost of $38.0 million. (That project was suspended during the 2008-2009 economic downturn.) The project involves a combination of additional rectifiers and upgraded equipment allowing for increased aluminum production up to 35.0 million pounds ("the Rectifier Project"). The Rectifier Project has the added benefit of greater efficiency and reliability through upgrades and redundancy of equipment. We expect efficiency gains and reliability improvements to be achieved as rectifiers and equipment upgrades are installed, independent of any increase in production level, which is subject to the constraints below.
We spent $2.6 million on the Rectifier Project during the year ended December 31, 2012 and have spent $10.3 million since re-launching the project in late 2010. We anticipate the spending related to the achievement of reliability improvements, approximately $15.9 million, to be incurred primarily in 2013 and 2014, with approximately $6.2 million to be incurred in 2013. The timing of the remaining spending is dependent on overall market conditions, including the LME aluminum price, and the resolution of environmental permitting and sulfur dioxide emissions regulations.
The smelter is located aside the Mississippi River near New Madrid, Missouri. The smelter is fully integrated with its own raw material unloading facility, environmental control systems and aluminum reduction plant, including carbon anode fabrication. New Madrid has three production lines. This diversity of lines facilitates the maintenance of steady production levels near full capacity and, in rare instances of severe production threats, helps insulate us from complete plant shutdowns.
The plant site also includes a fabrication facility for the production of continuous cast rod, extrusion billet and foundry ingot. This business converts molten aluminum into value-added products. During 2012, approximately 63% of our value-added products were sold at the prior month’s MWTP plus a fabrication premium.
The fabrication facility has the capacity to produce annually approximately 160 million pounds of rod, used mainly for electrical applications and steel de-oxidation; 286 million pounds of extrusion billet, used mainly for building construction and architectural and transportation applications; and 75 million pounds of foundry ingot, used mainly for transportation. During 2012, based on CRU data, New Madrid supplied approximately 30% of the rod and 13% of the extrusion billet produced in North American primary smelter cast houses. Molten aluminum that is not used in these product lines is produced as primary or value-added ingots for use in aerospace applications, for transfer to our downstream business or sale to other aluminum fabricators. In July 2012, we announced plans to move forward on a $45 million investment to construct a new state-of-the-art rod mill to produce redraw rod. This investment is still in the early phase and we have not yet made significant resource commitments for this project.
Source: Company data for the year ended December 31, 2012
Raw Materials and Supply. Energy and alumina are the main cost components for primary aluminum production.
Raw Materials
Our upstream business is fully integrated from bauxite to alumina to primary aluminum metal, ensuring security of raw material supply at long-term competitive costs. Our aluminum smelter in New Madrid, Missouri receives substantially all of its alumina requirements from Gramercy. We believe the strategic location of our New Madrid plant has a freight cost advantage relative to other smelters because of the proximity of Gramercy to St. Ann and New Madrid to Gramercy.
Gramercy Alumina Refinery. At the Gramercy refinery, bauxite is chemically refined and converted into alumina, the principal raw material used in the production of primary aluminum. Approximately 45% of alumina produced at the Gramercy refinery is sold to our New Madrid smelter, supplying the majority of New Madrid’s alumina requirements. The remaining alumina production at the Gramercy refinery is sold in the form of smelter grade alumina and alumina hydrate, or chemical grade alumina, the margins on which effectively reduce the cost of New Madrid’s alumina supply.
St. Ann Bauxite Mine. Bauxite is the principal raw material used in the production of alumina and all of the bauxite used at our Gramercy refinery is purchased from St. Ann. We transport bauxite from St. Ann to Gramercy by oceangoing vessels. We have a contract which extends through December 2015 with a third party for bauxite ocean vessel freight.
We operate the St. Ann bauxite mine through Noranda Bauxite Limited ("NBL"), a Jamaican limited liability company formerly known as St. Ann Bauxite Limited. Our Bauxite mining assets consist of: (1) a concession from the Government of Jamaica, or "GOJ," to mine bauxite in Jamaica through 2030 and (2) a 49% interest in Noranda Jamaica Bauxite Partnership, or "NJBP," which holds the physical mining assets and conducts the mining and related operations pursuant to the concession. The GOJ owns the remaining 51% of NJBP.

We contract most of our bauxite mining out to third party contractors, who supply their own mining equipment. Physical mining assets consist primarily of rail facilities, other mobile equipment, dryers and loading and dock facilities. The age and remaining lives of the mining assets vary and they may be repaired or replaced from time to time as part of NJBP’s ordinary capital expenditure plan.
Under the terms of the GOJ concession, NJBP mines the land covered by the concession and the GOJ retains surface rights and ownership of the land. The GOJ granted the concession and entered into other agreements with NBL for the purpose of ensuring that we have sufficient reserves to meet our annual alumina requirements. The concession ensures access to sufficient reserves to allow NBL to ship 4.5 million DMT of bauxite annually from mining operations in the specified concession area through September 30, 2030. The GOJ gave us the option to mine up to 5.4 million DMT of bauxite during 2012.
The GOJ is required to provide additional concessions if the specified concession does not contain sufficient quantities of commercially exploitable bauxite. NBL is responsible for reclamation of the land that it mines. The outstanding reclamation liability at December 31, 2012 was $2.5 million.
Pursuant to an establishment agreement that governs the relationship between NBL and the GOJ, NBL manages the operations of the partnership (NJBP), pays operating costs and is entitled to all of its bauxite production. NBL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite mined, (ii) an annual "asset usage fee" for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, and (v) certain fees for lands owned by the GOJ that are covered by the concession. In calculating income tax on revenues related to sales to our Gramercy refinery, NBL uses a set market price, which is negotiated periodically between NBL and the GOJ. We have an agreement with the GOJ that extends through December 31, 2014. The agreement covers the fiscal regime, as well as NBL’s commitment for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2014. If we do not meet our commitment to the GOJ regarding these expenditures, we would owe to the GOJ a penalty that could be material to our consolidated financial statements. We believe there is a remote possibility that we will not meet the commitment.
In July 2012, we announced plans for an $11.0 million investment to expand harbor capacity at St. Ann, which consists principally of harbor dredging. On February 20, 2013, we announced plans to extend the harbor dredging project from $11.0 million to up to $20.0 million, and to expand the scope to include improvements in railing infrastructure used in its bauxite mining operation. We expect to substantially complete the project by the end of 2013.
Energy
Electrical Power. The smelter is located in an area with abundant sources of electrical power. New Madrid has a long-term power purchase agreement with Ameren Missouri, Missouri’s largest electric utility ("Ameren"), pursuant to which New Madrid has agreed to purchase substantially all of its electricity from Ameren. This contract is for regulated power and cannot be altered without the approval of the Missouri Public Service Commission ("MoPSC"). Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause ("FAC").
On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. In December 2012, the MoPSC ruled on this rate case by approving an overall 10.0% base rate increase, resulting in a 6.6% base rate increase for New Madrid, effective January 2013.
We are currently a party to the appeal of several rate-related issues, including the rate increase approved by the MoPSC in December 2012 and the amount of cost increases related to the FAC. Despite these appeals, our consolidated financial statements reflect our payment of power costs at the enacted rates. As of December 31, 2011, other current assets (see Note 3, "Supplemental Financial Statement Information" to our consolidated financial statements) included $30.1 million for amounts held in escrow related to prior rate-related appeals, with corresponding liabilities recorded in accrued liabilities. On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval and, as a result, the escrowed funds were released to Ameren during first quarter 2012. The release of these funds did not result in any impact to our operating results, working capital or net assets. We had no disputed amounts held in escrow as of December 31, 2012.
Natural Gas. Our Gramercy refinery has a contractual relationship with Atmos Energy Marketing, LLC ("Atmos") for the supply of its full natural gas requirement on a delivered basis via the three natural gas pipelines that connect directly into the Gramercy facility. The Atmos contract provides for a secure supply of natural gas at a price based on the Henry Hub Index plus transportation and pipeline costs. In addition, our contract with Atmos provides security in case of a short-term supply emergency (such as a hurricane or other force majeure situation), by granting Gramercy the option, at an established premium, to obligate Atmos to utilize its storage assets to supply Gramercy's full natural gas supply requirements. From time to time, we partially hedge this volatility through the use of forward swaps. As of December 31, 2012, we are no longer a party to any forward swaps for natural gas.
Fuel. Fuel is a substantial component of the cost structure at our St. Ann bauxite mine and is generally linked to the price of oil. The Pricing Index is based on the Platts Oilgram Price Reports, plus an adder for transportation and handling. The facility uses two types of oils: Bunker C or heavy fuel oil is supplied by Clark Oil Trading Company and diesel fuel is supplied by Petrojam, the local refinery, as well as by other diesel providers in the United States and Caribbean. The St. Ann bauxite mine has the ability to receive its fuel by oceangoing vessel and from multiple suppliers.

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
Sales and Marketing. We employ a sales force consisting of inside and outside salespeople. Inside salespeople are responsible for maintaining customer relationships, receiving and soliciting individual orders and responding to service and other inquiries by customers. Our outside sales force is responsible for identifying potential customers and calling on them to explain our services, as well as maintaining and expanding our relationships with our current customers. The sales force is trained and knowledgeable about the characteristics and applications of various metals, as well as the manufacturing methods employed by our customers.
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
Customers. During 2012, we sold approximately 47% of the bauxite from St. Ann to Sherwin Alumina Company pursuant to a contract that ran through 2012. In December 2012, we entered a new contract with Sherwin Alumina Company that extends through 2017.
In 2012, our ten largest Alumina customers represented 58% of that segment's sales. In 2012, our ten largest Primary Aluminum customers represented 42% of that segment's sales. Our target customers in the Primary Aluminum segment are located in the Midwestern United States, with 75% of loads delivered to these customers within a one-day truck delivery distance. We have a diverse customer base in our Primary Aluminum segment, with no single customer accounting for more than 10% of our consolidated net sales in each of the last three full fiscal years.
Rolling Mills — Downstream Business
Business Overview. Our downstream business is an integrated manufacturer of aluminum foil and light sheet. Our rolling mills are located in the Southeastern United States, in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Our products include heavy gauge foil products such as finstock and semi-rigid container stock, light gauge converter foils used for packaging applications, consumer foils and light gauge sheet products such as transformer windings and building products. We primarily sell our products to OEMs of air conditioners, transformers, semi-rigid containers and foil packaging, most of whom are located in the Eastern and Central part of the United States. Our plants are well situated to serve these customers and approximately 75% of deliveries are within a one-day truck delivery distance, resulting in freight savings and customer service benefits. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills the flexibility to serve a diverse range of end uses while maintaining a low cost base.
The Huntingdon site has ISO 9001-2000 certification from the International Organization for Standardization with regards to its quality management system. A description of the products produced at our four rolling mill facilities follows:

Plant	Location	Maximum capacity	Products
		(in millions of pounds)
Huntingdon – West	Huntingdon, TN	235	Finstock, container stock, intercompany re-roll and miscellaneous heavy gauge products
Huntingdon – East	Huntingdon, TN	130	Finstock, transformer windings, household foil, and miscellaneous heavy gauge products
Salisbury	Salisbury, NC	95	Finstock, light-gauge, intercompany re-roll and miscellaneous heavy gauge product
Newport	Newport, AR	35	Light gauge products including flexible packaging
Total		495(1)

(1)	Capacity includes intercompany re-roll. Effective annual capacity is 410 million pounds based on production mix at December 31, 2012.

Products. Aluminum foil has several outstanding characteristics that account for a wide range of commercial applications:

•	long life — the aluminum surface has a natural hard, transparent layer of oxide which substantially precludes further oxidation;

2012 Flat-Rolled Products Sales by End Market

Electrical 12%
Other 1%
Building & Construction 7%
Packaging 32%
Consumer Durable 42%
Transportation 6%

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
We price our products at the MWTP plus a negotiated fabrication premium. The cost of primary metal is passed through to customers; therefore, our profitability is largely insulated from movement in aluminum prices except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. We seek to maximize profitability by optimizing both the mix of rolled products produced and the prime-to-scrap ratio in our metal feed. During 2012, approximately 13% of our primary aluminum production was shipped to our rolling mills, providing security of supply, and allowing us to take advantage of short-term surges in demand.
Raw Materials and Supply. The principal raw materials that we use in rolled products manufacturing include primary aluminum sourced from various smelters and discounted metal units, usually scrap or recycled scrap ingot, as well as alloying elements. The downstream business purchased 394 million pounds of metal, including purchases from New Madrid, during 2012. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities, which is a significant component of our non-metal conversion costs.
In the downstream business, natural gas and electricity represent the substantial majority of our energy consumption. We purchase our natural gas on the open market with short to medium term supply contracts and agreements for key transportation requirements.
Electricity is purchased through medium term contracts at industrial rates from regional utilities supplied through local distributors. Supply has been reliable at all plants.
Competition. The aluminum rolled products market is highly competitive. We face domestic competition from a number of companies in the markets in which we operate. Our primary competitors are J.W. Aluminum Company, Aleris International Inc. and Novelis North America. Some of our competitors are substantially larger, have more diversified operations and compete in product lines in which we do not operate. We also face competition from imports, mainly from Asia. The factors influencing competition vary by region and end-use, but we generally compete on the basis of price, product quality, the ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service.
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
Our downstream business has a diverse customer base, with no single customer accounting for more than 10% of our consolidated net sales in each of the last three years. In 2012, our ten largest Flat-Rolled Products customers represented 56% of that segment's sales.
Facilities. We operate four plants at three locations in the Southeastern United States and our divisional offices are located at our Corporate headquarters in Franklin, Tennessee.
Huntingdon. Our largest production site is in Huntingdon, Tennessee, with a maximum annual capacity of up to 365 million pounds, depending on production mix. The Huntingdon site is subject to a long-term lease arrangement with the Industrial Development Board of the Town of Huntingdon, pursuant to which we functionally own the facility and can acquire legal title for the nominal sum of $100. The site includes a long established casting and rolling facility, which we refer to as the East plant, and an advanced rolled aluminum production facility, which we refer to as the West plant. The two plants are physically separate, but are operated with shared administration and maintenance personnel, and with some sharing of production capabilities. The West plant provides the benefit of low conversion cost (excluding metal) for foil stock production. According to CRU, the Huntington-West facility is one of the most advanced rolled aluminum production facilities in North America, and has the lowest conversion cost (excluding metal) for foil stock production in North and South America.
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
Employees
As of December 31, 2012, we employed approximately 2,500 persons, of which approximately 68% were union members.
We are a party to seven collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers ("IAMAW"); the University and Allied Workers Union ("UAWU"); the Union of Technical, Administrative and Supervisory Personnel ("UTASP"); and the Bustamante Industrial Trade Union ("BITU").

•	An agreement at St. Ann with the UTASP covering a small portion of our St. Ann workforce was signed in July 2012, and will expire in December 2013.

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We are expecting to receive a claim for a new contract in first quarter 2013.

•	An agreement at New Madrid with the USWA was signed in September 2012. The agreement covers approximately 84% of our New Madrid workforce. The new agreement will expire in August 2017.

•	The agreement at Gramercy with the USWA covers approximately 71% of our workforce and will expire in September 2015.

•	An agreement at our Salisbury rolling mill was signed with the USWA in November 2012. This contract covers approximately 89% of our Salisbury workforce and will expire in November 2016.

•	The agreement in place with the UAWU, covering the majority of our St. Ann union employees, expires in April 2013. We are expecting to receive a claim for a new contract in second quarter 2013.

•	The agreement in place with the IAMAW at our Newport rolling mill covers approximately 88% of the workforce and extends through May 2014.

From time to time, there are shortages of skilled workers. In addition, during periods of low unemployment, turnover among less-skilled workers can be relatively high. We believe that our relations with our employees are satisfactory.
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
Financial Information about Geographic Areas
Please see our notes to the consolidated financial statements located elsewhere in this Form 10-K for financial information about geographic areas, segment revenue from external customers, segment profit and loss and segment total assets.
Additional Information
Noranda Aluminum Holding Corporation was incorporated in Delaware on March 27, 2007. We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov.
You may obtain copies of the information and documents incorporated by reference in this report at no charge by writing or telephoning us at the following address or telephone number:
Noranda Aluminum Holding Corporation
801 Crescent Centre Drive, Suite 600
Franklin, TN 37067
Attention: Robert Mahoney
Chief Financial Officer
(615) 771-5700
We also maintain an Internet site at http://www.norandaaluminum.com. We will, as soon as reasonably practicable after the electronic filing of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if applicable, make available such reports free of charge on our website. Our website and the information contained therein or connected thereto is not incorporated into this annual report.

ITEM 1A.    RISK FACTORS
You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may adversely affect us. If any of the events addressed in these risks actually occur, our business, financial condition and operating results could be materially and adversely affected. Past financial performance may not be a reliable indicator of future performance and you should not use historical trends to anticipate results or trends in future periods.
Cyclical fluctuations in the primary aluminum industry cause variability in our earnings and cash flows.
Our operating results depend substantially on the market for primary aluminum, a cyclical commodity whose prices have historically been volatile, as illustrated in the chart below:

LME Aluminum Cash Prices from 2003 through 2012

Price is per pound
$1.60
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
$0.20
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

Primary aluminum prices are subject to regional and global market supply and demand and other related factors. Such factors include production activities by competitors, production costs in major production regions, economic conditions, interest rates, non-market political pressures, speculative activities by market participants and currency exchange rates. Extended periods of industry overcapacity may result in a weak pricing environment and margin compression for aluminum producers, including Noranda.
Our significant cost components, specifically our supply of alumina, which we provide internally, and our New Madrid power contracts are not tied to the LME aluminum price. As a result, as the LME aluminum price decreases, absent corresponding decreases in our raw material costs or productivity gains, our profit margins may suffer which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Although we have, at times, hedged our exposure to the volatility of LME aluminum prices, we currently have no such hedges in place. We are under no obligation under our debt agreements or otherwise to enter into further hedging arrangements. If we do not undertake further hedging activities, we will continue to have price risk with respect to our primary aluminum shipments. A prolonged downturn in prices for primary aluminum products could significantly reduce the amount of cash available to us to meet our current obligations and fund our long-term business strategies. In addition, we may enter into new hedging arrangements in the future, which may not be beneficial, depending on subsequent LME aluminum price changes, and could materially and adversely affect our business, financial condition, results of operations and cash flows. For additional information regarding our hedging activities, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
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

The substantial majority of our products are delivered to destinations in the United States. However, adverse changes in economic conditions in regions outside the United States, such as those resulting from the European sovereign debt crisis, may have a negative impact on demand for our products. Such negative impacts may include, among others, lower LME aluminum prices, which are set globally, increased competition due to excess supply or demand for our customers' products. In addition, certain end-use markets for our rolled products, such as the housing, construction and transportation industries, experience demand cycles that typically are correlated to the general economic environment. Economic downturns in regional and global economies or a decrease in manufacturing activity in industries such as construction, packaging and consumer goods, all of which are sensitive to a number of factors outside our control, could materially and adversely affect our business, financial condition, results of operations and cash flows.
Losses caused by disruptions in the supply of electrical power could materially and adversely affect our business, financial condition, results of operations and cash flows.
We are subject to losses associated with equipment shutdowns, which may be caused by the loss or interruption of electrical power to our facilities due to unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. We use large amounts of electricity to produce primary aluminum. Any loss of power that causes an equipment shutdown can result in the hardening or "freezing" of molten aluminum in the pots where it is produced. If this occurs, we may experience significant losses if the pots are damaged and require repair or replacement, a process that could limit or shut down our production operations for a prolonged period of time. We may ultimately experience shorter pot lives or higher failure rates as a result of damage from an equipment shutdown resulting from a smelter power outage, which most recently occurred in January 2009.
Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, our coverage may not be sufficient to cover all losses. Certain of our insurance policies do not cover any losses we may incur if our electric power suppliers are unable to provide us with power during periods of unusually high demand.
Our operations consume substantial amounts of energy and our profitability may decline if energy costs rise.
Electricity and natural gas are essential to our businesses, which are energy intensive. The costs of these resources can vary widely and unpredictably. The factors that affect our energy costs tend to be specific to each of our facilities.
Electricity
Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term power purchase agreement with Ameren Missouri, Missouri’s largest electric utility ("Ameren"), pursuant to which we have agreed to purchase substantially all the electricity required at New Madrid. The pricing structure of our power contract includes two components: a base rate and a fuel adjustment clause.
Ameren may increase the rates it charges its customers, including Noranda, subject to the approval of the Missouri Public Service Commission (“MoPSC”). Once a rate case is commenced by the filing of a rate increase request, the MoPSC has 11 months to issue its ruling on the request. Over the past five years, Ameren has filed four rate cases with the MoPSC.
On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. In December 2012, the MoPSC ruled on this rate case by approving an overall 10.0% base rate increase, resulting in a 6.6% base rate increase for New Madrid, effective January 2013. The outcome of any future rate cases Ameren may initiate could materially and adversely affect the competitiveness and long-term viability of our smelter as well as our business, financial condition, results of operations and cash flows.
In addition to base rate adjustments, our electric power costs are subject to a fuel adjustment clause, under which additional charges may be incurred, based on Ameren’s fuel costs and off-system sales volume and prices. The fuel adjustment clause resulted in additional fuel charges recorded in cost of goods sold of $9.0 million, $14.7 million and $5.4 million in 2012, 2011 and 2010, respectively. The impact of the fuel adjustment clause may have a dramatic and unpredictable effect on our future operating results.
Electricity is also a key cost component at our rolling mill facilities. Electricity is purchased through medium term contracts at industrial rates from regional utilities supplied through local distributors. If we are unable to obtain power at affordable rates upon expiration of these contracts, we may be forced to curtail or idle a portion of our production capacity, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Natural gas
Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery has a contract to guarantee secure supply at a price on the Henry Hub Index Price of natural gas. Our downstream business purchases natural gas on the open market. The price of natural gas can be particularly volatile. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in natural gas costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. We have, from time to time, entered into forward swaps to mitigate the effect of fluctuations in natural gas prices. At December 31, 2012, we were no longer a party to any forward swaps for natural gas.

Fuel
Fuel is a substantial component of the cost structure at our St. Ann bauxite mining operation. Our fuel costs at St. Ann may fluctuate based on the price of oil and we may not be able to mitigate the effect of higher fuel costs. Any increases in fuel costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows.
We may encounter increases in the cost of raw materials, which could cause our cost of goods sold to increase, thereby materially and adversely affecting our business, financial condition, results of operations or cash flows and limiting our operating flexibility.
We require substantial amounts of purchased raw materials, including carbon products and caustic soda, to produce primary raw materials such as bauxite, alumina and primary aluminum. Pricing volatility of purchased raw materials can have a significant impact on our costs. If raw material prices increase, we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of the increases through productivity improvements, in which case our business, financial condition, results of operations or cash flows could be materially and adversely affected.
If the cost of alumina produced by the Gramercy refinery or the cost of bauxite produced by the St. Ann mining operation exceeds the spot prices of alumina or bauxite available from other sources, we may not be able to immediately decrease production in response to changes in market forces. Therefore, our unit costs will increase and our ability to fully recover fixed costs will be limited. We may be forced to sell excess alumina or bauxite at market prices that could be substantially lower than our cost to produce them, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
During 2012, we sold approximately 47% of the bauxite from St. Ann to Sherwin Alumina Company pursuant to a contract that ran through 2012. In December 2012, we entered a new contract with Sherwin Alumina Company that extends through 2017. Margins from these sales effectively reduce the net cost of bauxite to Gramercy. In the event Sherwin Alumina Company is unable to honor that contract, or chooses not to extend the contract upon expiration the net cost of our bauxite could increase, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Prices for the raw materials used by our downstream business, including primary aluminum, recycled aluminum and alloying elements, are subject to continuous volatility and may increase from time to time. Our sales are generally made on the basis of a "margin over metal price," but if raw material costs other than metal increase, we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of high raw materials costs through productivity improvements, in which case our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, a sustained material increase in raw materials prices may cause some of our customers to substitute other materials for our products.
We may be unable to continue to compete successfully in the highly competitive markets in which we operate.
We are engaged in a highly competitive industry. We compete with a number of large, well-established companies in each of the markets in which we operate. Our Primary Aluminum segment competes with a large number of other value-added metals producers on an international, national, regional and local basis. We also compete, to a much lesser extent, with primary metals producers, who typically sell to very large customers requiring regular shipments of large volumes of metals. Our Flat-Rolled Products segment competes in the production and sale of rolled aluminum products with a number of other aluminum rolling mills. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications. In the past, customers have demonstrated a willingness to substitute other materials for aluminum in certain applications. In both our Primary Aluminum and Flat-Rolled Products businesses, some of our competitors are larger than us and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions.
Similarly, competitors with superior cost positions to ours, particularly those competitors that operate smelters with access to relatively lower raw material, electric power or other production costs, may be better able to withstand reductions in price or other adverse industry or economic conditions. In the event that the current competitive smelter cost landscape changes such that other smelters see stability or reductions in their major production costs and/or we see increases in ours, the long-term viability of our smelter could be compromised. A current or new competitor may also add or build new capacity or increase import activity into the United States, which could diminish our profitability. New competitors could emerge from within North America or globally. If we do not compete successfully, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
In addition, our Flat-Rolled Products segment competes with other rolled products suppliers, principally multi-purpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service. One primary competitive factor, particularly in the flat-rolled business, is price. We may be required in the future to reduce fabrication prices or shift our production to products that generally yield lower fabrication prices in order to remain at full productive capacity, which could adversely affect our profitability. In addition, technological innovation is important to our customers, and if we are unable to lead or effectively meet our competitors' new innovations to address our customers’ needs, our financial performance could be materially and adversely impacted. Increased competition in any of our businesses could have a material and adverse effect on our business, financial condition, results of operations and cash flows.

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
Our business is exposed to risks related to customer concentration. In 2012, our ten largest customers were responsible for approximately 39% of our consolidated revenues. In 2012, one customer accounted for approximately 8% of our consolidated revenues. A loss of order volumes from, or a loss of industry share by, any major customer could materially and adversely affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our customers may become involved in bankruptcy or insolvency proceedings or default on their obligations to us.
We do not have long-term contractual arrangements with a significant majority of our customers, and our revenues and cash flows could be reduced if our customers decide to use other suppliers.
A majority of our customer contracts have a term of one year or less. Many of our customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a material and adverse impact on our sales volume and business, or cause us to reduce our prices, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our business requires substantial capital investments that we may be unable to fulfill.
Our operations are capital intensive. Our capital expenditures were $87.9 million, $64.6 million and $61.3 million for 2012, 2011 and 2010, respectively.
We may not generate sufficient operating cash flows, and sufficient external financing sources may not be available to enable us to make required capital expenditures, service or refinance our indebtedness, pay dividends and fund other liquidity needs. Our inability to make upgrades or purchase new plant and equipment could result in higher maintenance costs, lower sales volumes due to the impact of reduced product quality and other competitive detriments, in which case our business, financial condition, results of operations and cash flows could be materially and adversely affected.
We may be materially and adversely affected by environmental, safety, production and product regulations or concerns.
Our operations are subject to a wide variety of U.S. federal, state, local and foreign environmental laws and regulations, including those governing emissions to air, discharges to waters, generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, land reclamation and employee health and safety. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. Additionally, certain of our raw material suppliers may be subject to significant environmental compliance costs, which they may pass through to us. As these direct or indirect regulatory costs increase and are passed through to our customers, our products may become less competitive than other materials, which could reduce our sales. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. In addition, environmental requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations and cash flows.
The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. Currently, ambient monitoring is used to determine whether emissions from our smelter meet NAAQS. In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur material capital and operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
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
We are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). On November 28, 2012, we received written notification from MSHA that a potential pattern of violations of mandatory health or safety standards under the Mine Act exists at our alumina refinery in Gramercy, Louisiana. MSHA uses a screening process to evaluate mines' regulatory compliance history, reportable injury and illness records and other employment data to identify those that it believes exhibit a potential pattern of violations. MSHA's decision to notify the Gramercy refinery that it exhibited a potential pattern of violations was based on MSHA's review of the Gramercy refinery's violation history, injury and illness record and other employment data for a one year period ending on September 30, 2012. We have committed significant resources over the past year to improve our record of compliance and have developed and implemented a corrective action plan. However, a failure to improve compliance could lead MSHA to issue a pattern of violations order under Section 104(e) of the Mine Act at the Gramercy refinery. Such an order could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
We have identified certain environmental matters, which are disclosed in our consolidated financial statements to the extent they represent liabilities as defined by U.S. GAAP. There could be other significant environmental issues of which we are not aware. The occurrence of new environmental issues could materially and adversely affect our business, financial condition, results of operations and cash flows.
Climate change legislation or regulations may adversely impact our operations and markets.
In several of our operations, we consume energy generated from fossil fuel sources such as coal, diesel and natural gas. A number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to a view that consumption of energy derived from fossil fuels is a contributor to global warming. Regulatory and legislative changes may impact our operations directly or indirectly through customers or our supply chain. Assessments of the potential impact of future climate change legislation, regulation and international treaties and accords are uncertain. We may experience increased capital expenditures requirements in order to comply with revised or new legislation or regulations, increased insurance premiums and deductibles as new actuarial tables are developed to reshape coverage to favor carbon risk management, among other actions, a change in competitive position relative to industry peers and changes in the demand for the goods we produce, or increases to our raw material input costs.
Some of our facilities are located in areas that have been subject to natural disasters. Future natural disasters in these areas could damage our facilities and disrupt our operations.
Our aluminum smelter is located in New Madrid, Missouri on the banks of the Mississippi River and near the New Madrid fault line, in an area that may be subject to natural disasters such as floods, tornadoes, ice storms and earthquakes. When such a disaster occurs, it can damage the facility in question, or lead to interruptions in our power supply, which may disrupt our production of aluminum. Our bauxite mine is located in St. Ann, Jamaica and our refinery is located in Gramercy, Louisiana, areas that may be exposed to hurricanes. In addition, our other facilities may be subject to natural disasters. We maintain insurance to protect us from events that may be caused by floods, earthquakes, tornadoes and hurricanes in amounts that we believe are commercially reasonable. There can be no assurance, however, that such insurance would be available on a timely basis or adequate to completely reimburse us for the losses that might be sustained or to provide funds for the reconstruction of our facilities, and in any event such insurance would not enable us to immediately reconstruct our facilities to avoid a suspension or disruption of our business while reconstruction proceeded to completion or alternative sourcing is located. In addition, any hedging arrangements could require us to deliver aluminum even if we are unable to produce such aluminum, which could cause us to incur unexpected costs in purchasing aluminum on the open market.
Our business is subject to unplanned business interruptions that may adversely affect our performance.
The production of aluminum is subject to unplanned events such as accidents, supply interruptions, transportation interruptions, human error, mechanical failure, information system breakdowns and other contingencies. Operational malfunctions or interruptions at one or more of our facilities could cause substantial losses in our production capacity. As such events occur, we may experience substantial business loss and the need to purchase one of our integrated raw materials at prices substantially higher than our normal cost of production, which could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our vertical integration may cause operational malfunctions or interruptions at a facility in our upstream business to materially and adversely affect the performance or operation of the facilities further along our integrated production chain. Such interruptions may harm our reputation among actual and potential customers, potentially resulting in a loss of business. Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, our coverage may not be sufficient to cover all losses, or may not cover certain events. To the extent these losses are not covered by insurance, our financial condition, results of operations and cash flows could be materially and adversely affected.

We could experience labor disputes that disrupt our business.
We are a party to seven collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers ("IAMAW"); the University and Allied Workers Union ("UAWU"); the Union of Technical, Administrative and Supervisory Personnel ("UTASP"); and the Bustamante Industrial Trade Union ("BITU"). The agreement at St. Ann with the BITU expired in December 2012. We expect to receive a claim for a new contract in first quarter 2013.
As customary in Jamaican labor practices, unions generally submit claims subsequent to the expiration of the collective bargaining agreements. Until a new agreement is ratified, we continue to operate under the terms of the expired agreement, and, once signed, the new agreement is retroactive to the previous expiration date.
Labor negotiations for renewal of bargaining agreements may not conclude successfully and, in that case, may result in a significant increase in the cost of labor, or result in work stoppages or labor disturbances, disrupting our operations. Any such cost increases, stoppages or disturbances could materially limit plant production, sales volumes and profitability, in which case our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
In addition, our revenues, expenses, cash flows and results of operations could be affected by matters in foreign countries that more generally affect the global market for primary aluminum products, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems. Our operations and the commercial markets for our products could also be materially and adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation or changes in fiscal regimes and increased government regulation in countries engaged in the manufacture or consumption of aluminum products. Unexpected or uncontrollable events or circumstances in any of these markets could materially and adversely affect our business, financial condition, results of operations or cash flows.
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
The requirements of the Health Care Reform Act that impacted our healthcare plans included the following: (i) dependents up to age 26 can be covered under the health plans, (ii) lifetime dollar limits are removed on essential health benefits and (iii) the pre-existing condition exclusions have been eliminated. Provisions of the Health Care Reform Act become effective at various dates over the next several years. Although the Health Care Reform Act does not mandate that employers offer health insurance, beginning in 2014, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. While we currently believe that the changes required by the Health Care Reform Act will not have a material impact on our costs in 2013, future revisions and clarifications to the legislation could materially and adversely affect our business, financial condition, results of operation and cash flows.
Apollo effectively controls us and its interests may conflict with or differ from your interests.
As of December 31, 2012, Apollo owned approximately 48.6% of our common stock. As long as Apollo owns more than 10% of our common stock, it will have the right to cause the Board to nominate a number of Apollo designees for the Board. Thus, Apollo has the ability to significantly influence or effectively control our decisions.
The interests of Apollo could conflict with or differ from stockholder interests. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of Noranda or impede a merger, takeover or other business combination that stockholders or debtholders may otherwise view favorably. If we encounter financial difficulties or are unable to pay our debts as they mature, Apollo may have an interest in pursuing acquisitions, divestitures, financings or other transactions that in their judgment could enhance their equity investment, even though these transactions might involve risk to our shareholders or debt holders. Additionally, Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with Apollo could cause our stock price to decline.
Risks Related to our Indebtedness
We have substantial indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.
As of December 31, 2012, our total indebtedness was $595.7 million and our annualized cash interest expense for 2013 would have been approximately $32.5 million, assuming interest rates in effect on that date, all of which represents interest expense on floating-rate obligations and is subject to increase in the event interest rates rise.
Our subsidiaries’ ability to generate sufficient cash flow from operations to make scheduled payments on their and our debt depends on a range of economic, competitive and business factors, many of which are outside their and our control. Our subsidiaries’ inability to generate cash flow sufficient to satisfy their and our debt obligations, or to refinance their and our obligations on commercially reasonable terms, could materially and adversely affect our business, financial condition and results of operations and could require us and our subsidiaries to do one or more of the following:

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

•
subjecting us and our subsidiaries to restrictive covenants, which, if not complied with, could result in an event of default under their and our debt; if the default is not cured or waived, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Restrictive covenants under the indenture governing our AcquisitionCo Notes and our senior secured credit facilities may restrict and adversely affect our operational flexibility.
The indenture governing the AcquisitionCo Notes and our senior secured credit facilities contain, and any future indebtedness we incur may contain, a number of restrictive covenants that could impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our and our subsidiaries’ ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or make distributions to our shareholders;

•	repurchase or redeem capital stock;

•	make loans, acquisitions or investments;

•	sell assets including stock of subsidiaries;

•	create or incur liens;

•	merge or consolidate with other companies or transfer all or substantially all of our assets;

•	enter into transactions with our affiliates; and

•	engage in certain business activities.
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
See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Certain Indebtedness," in Item 7 of this report.
Despite our substantial indebtedness, we and our subsidiaries may still be able to incur significantly more debt. This could increase the risks associated with our leverage, including our ability to service our indebtedness.
The indenture governing the AcquisitionCo Notes and our senior secured credit facilities contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. The more leveraged we and our subsidiaries become, the more we and our subsidiaries, and in turn our security holders, become exposed to the risks described above under the heading "We have indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt."
Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Certain of our and our subsidiaries’ indebtedness, including the AcquisitionCo Notes and borrowings under the 2012 Senior Secured Credit Facilities, are subject to variable rates of interest and expose us to interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Certain Indebtedness," in Item 7 of this report. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income would decrease. Although we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, we cannot assure you we will be able to do so.
Based on the amount of indebtedness outstanding at December 31, 2012 and the interest rate in effect on such date, our estimated cash interest expense is approximately $32.5 million for 2013. A 1% increase in the interest rates would increase our annual interest expense by an estimated $6.0 million.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
Our upstream business is a vertically integrated producer of primary aluminum, consisting of an aluminum smelter in New Madrid, Missouri, bauxite mining operations in St. Ann, Jamaica and an alumina refinery in Gramercy, Louisiana.
Our downstream business is a manufacturer of aluminum foil and light sheet. We own and operate four rolling mill facilities located in the Southeastern United States: two in Huntingdon, Tennessee, and one each in Salisbury, North Carolina and Newport, Arkansas, with a combined maximum annual production capacity of 410 to 495 million pounds, depending on product mix.
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
Market Information and Holders
Our common stock began trading on the New York Stock Exchange under the symbol "NOR" following our initial public offering in May 2010. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by the New York Stock Exchange:

	2012		2011
	High	Low	High	Low
	$	$	$	$
First quarter	13.02	8.42	17.23	13.79
Second quarter	10.86	7.14	17.43	13.02
Third quarter	7.87	5.85	15.48	8.35
Fourth quarter	6.93	5.56	10.39	6.87
As of February 20, 2013, we had approximately 5,000 holders of record of our common stock, including shareholders whose shares are held in nominee, or "street" name by brokers. Investment funds associated with Apollo owned approximately 48.6% of our capital stock as of December 31, 2012. During the year ended December 31, 2012, the Company made no common stock repurchases.
Dividends
The payment of any cash dividend on our common stock is considered a restricted payment under our senior secured credit facilities and the indenture governing the AcquisitionCo Notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including satisfying certain financial thresholds and the absence of any event of default. At December 31, 2012 and 2011, we met all required performance ratios contained in our senior secured credit facilities and the indenture governing the AcquisitionCo Notes related to the payment of dividends consistent with our current dividend policy.
The following table summarizes the dividends we paid to shareholders during 2011 and 2012:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
November 1, 2011	0.03	November 22, 2011	2.0
November 1, 2011	1.00	November 22, 2011	67.3
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
October 24, 2012	0.04	November 28, 2012	2.9
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from May 14, 2010 (the date of our IPO) to December 31, 2012 with the cumulative total returns of the Russell 2000 Index and the S&P 600 SmallCap Materials Index over the same period. The comparison assumes $100 was invested on May 14, 2010, in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

COMPARISON OF 31 MONTH CUMULATIVE TOTAL RETURN
Among Noranda Aluminum Holding Corp., the Russell 2000 Index,
and S&P 600 SmallCap Materials Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/10
8/10
10/10
12/10
2/11
4/11
6/11
8/11
10/11
12/11
2/12
4/12
6/12
8/12
10/12
12/12
Noranda Aluminum Holding Corp.
Russell 2000
S&P 600 SmallCap Materials Index

	6/10	9/10	12/10	3/11	6/11	9/11	12/11	3/12	6/12	9/12	12/12
Noranda Aluminum	73.07	93.41	165.91	182.39	172.05	94.89	105.11	142.02	113.88	96.35	88.53
Russell 2000	87.99	97.92	113.84	122.88	120.91	94.47	109.09	122.65	118.39	124.61	126.92
S&P 600 SmallCap Materials	83.11	99.40	117.21	128.53	128.85	89.89	103.03	116.48	109.25	121.18	129.24
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
The consolidated statements of operations and cash flow data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our consolidated financial statements included elsewhere in this report. Other prior period operations data, cash flow data and balance sheet data have been derived from our consolidated financial statements which are not included in this report.

(in millions, except per share data and where noted)	Year ended and as of December 31,
	2012	2011	2010	2009 (1)	2008
Statements of operations data:
Sales	$1,394.9	$1,559.8	$1,294.9	$769.9	$1,266.4
Operating costs and expenses:
Cost of sales	1,277.7	1,344.5	1,112.4	779.5	1,122.9
Selling, general and administrative expenses	82.6	93.9	115.0	76.0	73.6
Goodwill and other intangible asset impairment	—	—	—	108.0	25.5
Excess insurance proceeds	—	—	—	(43.5)	—
Total operating costs and expenses	1,360.3	1,438.4	1,227.4	920.0	1,222.0
Operating income (loss):	34.6	121.4	67.5	(150.1)	44.4
Other (income) expense:
Interest expense, net	33.1	21.5	31.1	53.5	88.0
(Gain) loss on hedging activities, net	(81.2)	(86.4)	(65.6)	(111.8)	69.9
Equity in net (income) loss of investments in affiliates	—	—	—	79.7	(7.7)
(Gain) loss on debt repurchase	—	—	0.1	(211.2)	1.2
Gain on business combination	—	—	—	(120.3)	—
Debt refinancing expense	8.1	—	—	—	—
Total other (income) expense:	(40.0)	(64.9)	(34.4)	(310.1)	151.4
Income (loss) before income taxes	74.6	186.3	101.9	160.0	(107.0)
Income tax expense (benefit)	25.1	45.4	35.0	58.6	(32.9)
Net income (loss) for the period	$49.5	$140.9	$66.9	$101.4	$(74.1)
Net income (loss) per common share:
Basic	$0.73	$2.10	$1.30	$2.33	$(1.70)
Diluted	$0.72	$2.06	$1.27	$2.33	$(1.70)
Weighted-average common shares outstanding:
Basic	67.55	67.06	51.56	43.53	43.44
Diluted	69.12	68.35	52.80	43.53	43.44
Cash dividends declared per common share	$1.41	$1.03	$—	$—	$2.35
Balance Sheet data
Cash and cash equivalents	$36.1	$42.7	$33.8	$167.2	$184.7
Property, plant and equipment, net	694.5	699.8	719.9	745.5	599.6
Total assets	1,357.7	1,377.5	1,414.7	1,697.6	1,936.2
Long-term debt (including current portion)(2)	595.7	428.5	419.7	951.7	1,346.6
Common stock subject to redemption	2.0	2.0	2.0	2.0	2.0
Equity	152.3	259.6	295.7	92.2	36.6
Working capital(3)	180.4	126.4	171.5	387.9	336.0
Cash flow data:
Operating activities	$18.9	$140.6	$270.9	$220.5	$65.5
Investing activities	(82.6)	(62.0)	(61.1)	(24.0)	(51.1)
Financing activities	57.1	(69.7)	(343.2)	(214.0)	94.7
Financial and other data:
EBITDA(4)	$206.2	$305.5	$231.7	$306.9	$79.3
Average realized Midwest Transaction Price (per pound)(5)	1.01	1.17	1.04	0.81	1.21
Net Cash Cost (per pound shipped)(6)	0.81	0.75	0.70	0.77	0.82
Shipments:
Third party shipments:
Bauxite (kMts)(7)	2,306.0	2,499.9	1,738.0	482.9	—
Alumina (kMts)(7)	617.0	635.1	683.6	245.0	—
Primary Aluminum (pounds, in millions)	496.7	513.0	438.8	291.4	509.5
Flat-Rolled Products (pounds, in millions)	379.4	362.6	346.4	309.3	346.1
Intersegment shipments:
Bauxite (kMts)	2,454.0	2,643.6	2,565.5	835.1	—
Alumina (kMts)	493.0	487.5	467.4	116.5	—
Primary Aluminum (pounds, in millions)	75.6	68.4	121.7	60.2	80.4
See accompanying notes to this table

(1)
On August 31, 2009, we completed a transaction, which we refer to as the "Joint Venture Transaction," whereby we became the sole owner of the alumina and bauxite production joint ventures, Gramercy and St. Ann, respectively.

(2)
Long-term debt includes long-term debt due to third parties, including current installments of long-term debt, but does not include issued and undrawn letters of credit under the revolving credit facility.

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
For example, EBITDA excludes certain tax payments that may represent a reduction in cash available to us; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness. The following table reconciles net income to EBITDA for the periods presented (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Net income	49.5	140.9	66.9
Income tax expense	25.1	45.4	35.0
Interest expense, net	33.1	21.5	31.1
Depreciation and amortization	98.5	97.7	98.7
EBITDA	206.2	305.5	231.7

(5)
The price for primary aluminum consists of two components: the price quoted for primary aluminum ingot on the LME and the Midwest transaction premium, a premium to LME aluminum price reflecting domestic market dynamics as well as the cost of shipping and warehousing, the sum of which is known as the Midwest Transaction Price. As a majority of our value-added products are sold at the prior month’s MWTP, we calculate a "realized" MWTP which reflects the specific pricing of sale transactions in each period.

(6)
Net Cash Cost represents our costs of producing a pound of commodity grade aluminum, including the benefits of the Midwest premium, as well as the profit margin realized from value-added, alumina and bauxite sales to external customers.

We have provided Net Cash Cost because we believe it provides investors with additional information to measure our operating performance. Using this metric, investors are able to assess the prevailing LME aluminum price plus Midwest premium per pound versus our unit net costs per pound shipped. Net Cash Cost is positively or negatively impacted by changes in primary aluminum, alumina and bauxite production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs. Net Cash Cost is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures used by other companies in our industry and should not be considered in isolation from or as an alternative to any performance measures derived in accordance with U.S. GAAP.

	Year ended December 31,
	2012	2011	2010
Total primary aluminum cash cost (in millions) (a)	$465.2	$436.0	$391.2
Total shipments (pounds in millions)	572.3	581.4	560.5
Net Cash Cost (per pound shipped)	$0.81	$0.75	$0.70

(a) Total primary aluminum cash cost is calculated below (in millions):
Total primary aluminum revenue	$630.6	$724.1	$621.3
Less fabrication premiums and other revenue	(52.6)	(46.6)	(37.1)
Realized Midwest transaction price revenue	578.0	677.5	584.2

Primary Aluminum segment profit	76.7	140.3	112.2
Alumina segment profit	35.0	78.4	61.9
Bauxite segment profit	(0.2)	18.5	23.8
Profit Eliminations	1.3	4.3	(4.9)
Total	112.8	241.5	193.0
Total primary aluminum cash cost (in millions)	$465.2	$436.0	$391.2

(7)
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
Critical Accounting Policies and Estimates. This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application.
Selected Quarterly Consolidated Financial Data. This section provides the unaudited quarterly financial information for each of our years ended December 31, 2012 and 2011.
Results of Operations. This section provides a discussion of the results of operations on a historical basis for each of our years ended December 31, 2012, 2011 and 2010.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of our years ended December 31, 2012, 2011 and 2010 and availability of funds at December 31, 2012.
Description of Certain Indebtedness. This section provides a general description of our senior secured credit facilities, our AcquisitionCo Notes and governing indenture, including covenant compliance and financial ratios as of December 31, 2012.
Contractual Obligations and Contingencies. This section provides a discussion of our commitments as of December 31, 2012.

Company Overview
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary Aluminum, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as "New Madrid," and supporting operations at our bauxite mine and alumina refinery. In 2012, New Madrid produced approximately 575 million pounds (261,000 metric tonnes) of primary aluminum, representing approximately 13% of total 2012 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Key factors affecting our results of operations
Prices and markets. Primary aluminum is a global commodity, and its price is set on the LME. Our primary aluminum typically earns the LME aluminum price plus a Midwest premium. The average LME aluminum price for 2012 was $0.92 per pound. In 2011 and 2010, the average LME aluminum price was $1.09 per pound and $0.99 per pound, respectively. Lower LME aluminum prices for aluminum in 2012 had a significant negative impact on our upstream business and our 2012 operating results.
Profit margins in the Flat-Rolled Products segment are generally unaffected by short-term volatility in the underlying LME aluminum price, except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. The price of any given end-product is equal to the cost of the metal, the MWTP, and a negotiated fabrication premium. These fabrication premiums are determined in large part by industry capacity utilization, which in turn is driven by supply-demand fundamentals for our products.
Because primary aluminum is a global commodity, we have experienced and expect to continue to be subject to volatile primary aluminum prices. This price volatility is influenced primarily by the world supply-demand balance for those commodities and related processing services, and other related factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). At times, we have partially hedged this volatility through the use of derivative financial instruments. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion of fixed price aluminum swaps. See "Critical Accounting Policies and Estimates" for further discussion of our accounting for these hedges.
Demand. We are a North American producer with a majority of our primary aluminum sales in the form of value-added products delivered within a one-day delivery radius of New Madrid. Therefore, while global market trends determine the LME average price and impact our margins, domestic supply and demand for our value-added products also directly impact our margins.
Our integrated operations provide us the flexibility to shift a portion of our upstream production to our downstream business, reducing our overall external purchase commitments, and allow us to retain the economic differential between LME aluminum pricing and our production costs.
Production. Our rolling mills have a combined maximum annual production capacity of 410 to 495 million pounds, depending on our product mix. In 2012, 2011 and 2010 our Primary Aluminum segment produced approximately 575 million pounds, 583 million pounds and 553 million pounds, respectively, of primary aluminum.
Production costs. The key cost components at our smelter are power and alumina; however, other integrated input costs, such as wages, carbon products and caustic soda may affect our results as well.
We have a long-term, secure power contract at New Madrid. This contract is for regulated power and cannot be altered without the approval of the Missouri Public Service Commission ("MoPSC"). Our power contract with Ameren includes two components: a base rate and a fuel adjustment clause.
On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. In December 2012, the MoPSC ruled on this rate case by approving an overall 10.0% base rate increase, resulting in a 6.6% base rate increase for New Madrid, effective January 2013.
We are currently a party to the appeal of several rate-related issues, including the rate increase approved by the MoPSC in December 2012 and the amount of cost increases related to the FAC. Despite these appeals, our consolidated financial statements reflect our payment of power costs at the enacted rates. As of December 31, 2011, other current assets (see Note 3, "Supplemental Financial Statement Information" to our consolidated financial statements) included $30.1 million for amounts held in escrow related to prior rate-related appeals, with corresponding liabilities recorded in accrued liabilities. On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval and, as a result, the escrowed funds were released to Ameren during first quarter 2012. The release of these funds did not result in any impact to our operating results, working capital or net assets. We had no disputed amounts held in escrow as of December 31, 2012.
Our vertical integration with Gramercy provides us with a secure supply of alumina at a cost effectively equal to Gramercy and St. Ann’s combined cost of production, net of bauxite and alumina sales to third parties. St. Ann sells bauxite to third parties and Gramercy sells chemical and smelter grade alumina to third parties on market terms. Margins from these third-party sales effectively reduce the cost for producing smelter grade alumina for our smelter in New Madrid, thus lowering our Net Cash Cost.
Historically, natural gas prices have shown a high level of volatility. Average natural gas prices were $2.75 per million BTU in 2012, $4.00 in 2011 and $4.37 in 2010, based on end of day prices at the Henry Hub. We have, from time to time, entered into forward swaps to mitigate the effect of fluctuations in natural gas prices. At December 31, 2012, we were no longer a party to any forward swaps for natural gas.
During 2012, in our downstream business, aluminum metal units, which represent a pass-through cost to our customers, accounted for 72% of production costs with value-added conversion costs accounting for the remaining 28%. Conversion costs include labor, energy and operating supplies, including maintenance materials. Energy includes natural gas and electricity, which made up about 11% of conversion costs during 2012.
CORE stands for "Cost-Out, Reliability, and Effectiveness," and represents our productivity program. We believe CORE is an effective part of our efforts to manage our productivity, where we identify opportunities throughout the organization to either remove existing costs, or to affect processes or business arrangements. We then utilize project teams to address the opportunity. Although results will vary from year to year, our overarching aim is to use CORE projects to offset the effects of inflation and to mitigate the impact of unexpected cost increases. Our CORE program has generated savings of over $243.2 million since its inception in 2009. For the year ended December 31, 2012, our results reflected approximately $53.7 million in cost savings, including $4.8 million in capital expenditure savings, achieved towards our three year $140.0 million program goal (2011 through 2013.)
Net Cash Cost declined from $0.82 per pound for the full year ended December 31, 2009 to $0.81 per pound for the year ended December 31, 2012.

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
Government regulations and environmental matters
Our operations are subject to a wide variety of U.S. federal, state, local and foreign environmental laws and regulations, including those governing emissions to air, discharges to waters, generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes, land reclamation and employee health and safety. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. Additionally, certain of our raw material suppliers may be subject to significant environmental compliance costs, which they may pass through to us. As these direct or indirect regulatory costs increase and are passed through to our customers, our products may become less competitive than other materials, which could reduce our sales. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance. In addition, environmental requirements change frequently and have tended to become more stringent over time. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations and cash flows.
The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. Currently, ambient monitoring is used to determine whether emissions from our smelter meet NAAQS. In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur material capital and operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
We accrue for costs associated with environmental investigations and remedial efforts when it becomes probable that we are liable and the associated costs can be reasonably estimated. Our environmental-related liabilities of $21.5 million and $24.4 million at December 31, 2012 and 2011, respectively, comprised the following:

•	Reclamation obligation at St. Ann to rehabilitate the land disturbed by the Bauxite mining operations;

•	Asset retirement obligations at New Madrid related to spent pot liners;

•	Asset retirement obligations at Gramercy related to red mud lakes; and

•	Environmental remediation obligations at Gramercy for clean-up costs.
All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, we expense the costs when incurred.
Additionally, at December 31, 2012 and 2011, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility.
For the year ended December 31, 2012, we incurred $10.6 million of capital expenditures related to compliance with environmental regulations. In each of the years ending 2013, 2014 and 2015, we anticipate environmental capital expenditures to approximate from $13.0 million to $18.0 million. We have incurred, and in the future will continue to incur, operating expenses related to environmental compliance. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.

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
Impairment of long-lived assets
Our long-lived assets, primarily property, plant and equipment, comprise a significant amount of our total assets. We evaluate our long-lived assets and make judgments and estimates concerning the carrying value of these assets, including amounts to be capitalized, depreciation and useful lives. The carrying values of these assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This evaluation requires us to make long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. Effective January 1, 2012, we adopted new accounting standards that allow a qualitative assessment to determine whether further impairment testing is necessary. In 2012, we elected to continue to evaluate goodwill and other indefinite-lived intangible assets for impairment using a two-step process, which is based on a quantitative assessment. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
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
As LME aluminum prices fluctuate, our inventory will be subject to market valuation reserves. In periods when the LME aluminum price at a given balance sheet date is higher than the LME aluminum price at the time of the Apollo Acquisition (the date used to determine the fair value of the majority of our inventory), no reserves will be necessary.
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the year ended December 31, 2012, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease)in pre-tax income ($ in millions)
Primary Aluminum segment:
Coke	10% increase in price	(1.8)
Alumina	$0.10 increase in LME aluminum per pound	(1.5)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME aluminum per pound	(5.5)
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
As revisions are made, we amortize such adjustments prospectively over the remaining amortization period in cases where the Mining Period has not been completed. As revisions are made in cases where the Mining Period is complete, we record additional expense in the period of revision.
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
Forecasted sales represent a sensitive estimate in our designation of derivatives as cash flow hedges. Forecasted sales also represent a sensitive estimate in our accounting for derivatives because they impact the determination of whether any amounts in AOCI should be reclassified into earnings in the current period.

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
Selected Quarterly Consolidated Financial Data
The following table presents our unaudited quarterly financial information as required by Item 302 of Regulation S-K (in millions, except per share data):

	2012 quarter ended				2011 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter (1)	Fourth quarter
	$	$	$	$	$	$	$	$
Sales	353.5	371.7	336.8	332.9	394.6	426.3	400.4	338.5
Gross profit(2)	49.3	39.8	13.5	14.6	66.3	73.2	50.0	25.8
Operating income (loss)	23.6	25.0	(10.8)	(3.2)	41.4	52.6	23.2	4.2
Net income	16.2	25.3	3.8	4.2	38.3	47.4	30.8	24.4
Net income per common share:
Basic	0.24	0.38	0.06	0.06	0.57	0.71	0.46	0.36
Diluted	0.24	0.36	0.05	0.06	0.56	0.69	0.45	0.36

(1)
At September 30, 2011, we determined that the information that gave rise to revisions recorded to our St. Ann Land Obligation during 2011 was known or knowable at December 31, 2010. As a result, cost of goods sold was overstated in second, third and fourth quarter 2011 by $1.2 million, $3.0 million and $1.1 million, respectively, excluding income tax effects.

(2)
During fourth quarter 2012, we reclassified $3.3 million of losses related to fixed assets abandoned in the first nine months of 2012 from loss on disposal of fixed assets to depreciation expense. As a result, cost of goods sold was overstated and selling, general and administrative expenses were understated by $3.3 million in fourth quarter 2012. The $3.3 million reclassification comprised $0.5 million, $1.3 million and $1.5 million related to first quarter 2012, second quarter 2012 and third quarter 2012, respectively.

The special items outlined below significantly impacted the comparability of our unaudited quarterly financial results (in millions):

	2012 quarter ended				2011 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Pre-tax impact of special items:
Transaction costs(1)	(8.6)	—	—	—	—	—	—	—
Modification of stock options(2)	(1.2)	0.1	0.1	0.2	—	—	—	—
Release of indemnification receivables related to uncertain tax positions(3)	—	—	—	—	—	—	(3.4)	(1.1)
Early retirement benefits(4)	—	—	—	—	—	—	—	(0.7)
Gain on sale of idle mill equipment	—	4.5	—	—	—	—	—	—
Gain on hedging activities	14.7	22.4	25.4	18.7	21.8	24.3	19.5	20.8
Labor negotiation contingency cost(5)	—	—	(3.5)	(0.6)	—	—	—	—
Total pre-tax impact of special items	4.9	27.0	22.0	18.3	21.8	24.3	16.1	19.0

(1)
Includes $8.1 million of costs related to the 2012 refinancing and the related tender offer, including creditor and third-party fees as well as the write-off of deferred financing fees. This amount also includes $0.5 million of costs related to the public secondary offering of 10 million shares of common stock by Apollo.

(2)
During first quarter 2012, holders of stock options, service-vesting restricted stock and restricted stock units were paid cash for the $1.25 per share supplemental dividend. The Company accelerated $1.2 million of share-based payment compensation expense in connection with this award modification. Share-based payment compensation cost related to the modified awards of $0.4 million would have been recognized ratably throughout second, third and fourth quarter 2012 had the modification not occurred.

(3)
In 2011, the Company expensed an indemnification receivable from Xstrata through selling, general and administrative expenses because statutes to examine certain income tax returns expired. Net income was not impacted by the release of this indemnification receivable as a corresponding tax benefit was recorded.

(4)	Early retirement benefits were paid to terminated employees in fourth quarter 2011.

(5)	In 2012, the Company expensed $4.1 million of contingency costs related to assembling a back-up labor force during the renegotiation of its collective bargaining agreement at its New Madrid smelter.

Results of Operations
To aid the reader in understanding the results of operations we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the consolidated financial statements and related notes included herein.
The following chart indicates the percentages of sales represented by each of our segments for the periods presented:

	Year ended December 31,
	2012	2011	2010
	%	%	%
Bauxite	9	10	9
Alumina	25	26	28
Primary Aluminum	45	46	49
Flat-Rolled Products	42	39	40
Eliminations	(21)	(21)	(26)
Total	100	100	100
The following chart indicates the percentages of segment profit (loss) represented by each of our segments for the periods presented:

	Year ended December 31,
	2012	2011	2010
	%	%	%
Bauxite	—	7	11
Alumina	26	30	29
Primary Aluminum	57	54	51
Flat-Rolled Products	38	18	23
Corporate	(22)	(11)	(12)
Eliminations	1	2	(2)
Total	100	100	100

Discussion of results for the year ended December 31, 2012 compared to the year ended December 31, 2011
The following table sets forth certain consolidated financial information for the years ended December 31, 2012 and 2011 (in millions, except per share data and where noted):

	Year ended December 31,
	2012	2011
	$	$
Statements of operations data:
Sales	1,394.9	1,559.8
Operating costs and expenses:
Cost of sales	1,277.7	1,344.5
Selling, general and administrative expenses	82.6	93.9
Total operating costs and expenses	1,360.3	1,438.4
Operating income	34.6	121.4
Other expenses (income):
Interest expense, net	33.1	21.5
Gain on hedging activities, net	(81.2)	(86.4)
Debt refinancing expense	8.1	—
Total other income	(40.0)	(64.9)
Income before income taxes	74.6	186.3
Income tax expense	25.1	45.4
Net income	49.5	140.9
Net income per common share:
Basic	0.73	2.10
Diluted	0.72	2.06
Weighted-average common shares outstanding:
Basic	67.55	67.06
Diluted	69.12	68.35
Cash dividends declared per common share	1.41	1.03
External sales by segment:
Bauxite	50.9	68.0
Alumina	208.0	234.9
Primary Aluminum	555.1	645.7
Flat-Rolled Products	580.9	611.2
Total	1,394.9	1,559.8
Segment profit (loss):
Bauxite	(0.2)	18.5
Alumina	35.0	78.4
Primary Aluminum	76.7	140.3
Flat-Rolled Products	51.4	48.3
Corporate	(29.5)	(27.9)
Eliminations	1.3	4.3
Total	134.7	261.9
Financial and other data:
Average realized Midwest transaction price (per pound)	1.01	1.17
Net Cash Cost (per pound shipped)	0.81	0.75
Shipments:
Third party shipments:
Bauxite (kMts)	2,306.0	2,499.9
Alumina (kMts)	617.0	635.1
Primary Aluminum (pounds, in millions)	496.7	513.0
Flat-Rolled Products (pounds, in millions)	379.4	362.6
Intersegment shipments:
Bauxite (kMts)	2,454.0	2,643.6
Alumina (kMts)	493.0	487.5
Primary Aluminum (pounds, in millions)	75.6	68.4

Sales
Sales in the year ended December 31, 2012 were $1,394.9 million compared to $1,559.8 million in the year ended December 31, 2011, a decrease of 10.6%. Of the decrease in sales, $160.7 million was attributable to lower realized prices. LME aluminum prices averaged $0.92 in 2012 compared to $1.09 in 2011.
The remaining $4.2 million decrease in sales was attributable primarily to lower Bauxite, Alumina and Primary Aluminum segment external volumes.
Sales to external customers from our Primary Aluminum segment decreased 14.0% to $555.1 million in the year ended December 31, 2012 from $645.7 million in the year ended December 31, 2011, driven primarily by lower realized prices for aluminum.

•
Our average realized MWTP for 2012 was $1.01 per pound compared to $1.17 per pound in 2011. The 13.7% decrease in average realized MWTP in 2012 compared to 2011 decreased external Primary Aluminum segment sales by approximately $70.1 million.

•
Demand in the Primary Aluminum segment remained steady during 2012. The 3.2% decrease in external shipments from the Primary Aluminum segment, which decreased external sales by $20.5 million in 2012 compared to 2011, was not due to a decline in underlying demand, but rather was attributable to the needs of the Flat-Rolled Products business and the timing and concentration of pots taken out of production to be rebuilt.

Sales to external customers from our Alumina segment for the year ended December 31, 2012 were $208.0 million compared to $234.9 million for the year ended December 31, 2011. This decrease is primarily pricing related, as reflected by the LME-indexed nature of alumina pricing arrangements, coupled with a 2.8% decline in shipment volumes to external customers.
Sales to external customers from our Bauxite segment for the year ended December 31, 2012 were $50.9 million compared to $68.0 million for the year ended December 31, 2011. Lower realized prices resulted in a decrease in external sales of $11.8 million. External shipment volumes decreased by 7.8%, primarily due to shipping delays and other logistical issues, resulting in a $5.3 million negative impact to revenues.
Sales to external customers from our Flat-Rolled Products segment were $580.9 million in the year ended December 31, 2012 compared to $611.2 million in the year ended December 31, 2011. The $30.3 million decrease was primarily due to the decrease in LME aluminum prices, partially offset by slightly higher volume.

•	Lower LME aluminum prices contributed $58.6 million to the sales decrease. Fabrication premiums were relatively unchanged.

•	The increase in shipment volumes of 4.6% partially offset the impact of lower LME aluminum prices by contributing an additional $28.3 million to sales.
Cost of sales
Cost of sales for the year ended December 31, 2012 was $1,277.7 million compared to $1,344.5 million in the year ended December 31, 2011 due to the decrease in LME aluminum prices, reflected in the pass-through nature of the Flat-Rolled Products segment, and lower natural gas prices. These decreases were partially offset by the impact of raw material inflation in the Alumina segment.
Total cost of sales in the Primary Aluminum segment decreased to $585.7 million in the year ended December 31, 2012 from $621.5 million in the year ended December 31, 2011. The decrease primarily related to a decrease in total shipments of primary aluminum and the effects of falling alumina prices.
Total cost of sales in the Alumina segment was $329.6 million during the year ended December 31, 2012 compared to $339.7 million during the year ended December 31, 2011. The decrease in cost of sales was primarily due to a decrease in sales volume and a decrease in natural gas prices, partially offset by increases in raw material costs.
Total cost of sales in the Bauxite segment was $124.3 million during the year ended December 31, 2012 compared to $128.6 million during the year ended December 31, 2011. The decrease in cost of sales was primarily due to a decrease in sales volume, partially offset by increases in reclamation costs, operating supplies, demurrage and compensation costs.
Flat-Rolled Products segment cost of sales decreased to $534.7 million in the year ended December 31, 2012 from $585.0 million in the year ended December 31, 2011. The decrease related principally to the decrease in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.
Selling, general and administrative expenses
Selling, general and administrative expenses in the year ended December 31, 2012 were $82.6 million compared to $93.9 million in the year ended December 31, 2011. This $11.3 million decrease was primarily due to (i) a $4.5 million gain realized upon the sale of idle mill equipment in 2012, (ii) lower incentive compensation due to the adverse impact on operating results from declining LME aluminum prices and (iii) lower professional fees. In 2011, selling, general and administrative expenses included expense of $4.5 million due to the release of an indemnification receivable from our previous owner associated with a portion of our uncertain tax positions. The indemnification receivable was released because the statute of limitations expired on the uncertain tax position, which also resulted in a reversal against income tax expense of a $4.5 million liability.

Operating income
Operating income in the year ended December 31, 2012 was $34.6 million compared to $121.4 million in the year ended December 31, 2011. The decrease in operating income relates to a sales margin decline of $98.1 million, offset by the decrease in selling, general and administrative expenses.
Sales margin was $117.2 million for the year ended December 31, 2012 compared to $215.3 million in the year ended December 31, 2011. This decrease resulted from the unfavorable impacts of lower LME aluminum prices and lower shipment volumes.
Interest expense, net
In first quarter 2012, we refinanced our existing senior secured credit facilities and entered into our new senior secured credit facilities consisting of the 2012 Term B Loan ($325.0 million) and the 2012 Revolver (up to $250.0 million). We also repaid the remaining $78.2 million balance of our 2007 Term B Loan. We refer to this transaction as the "2012 Refinancing." Using proceeds from the 2012 Refinancing, Noranda AcquisitionCo repurchased $75.0 million in aggregate principal amount of AcquisitionCo Notes.
Due to the refinancing activities discussed above, our average outstanding indebtedness for the year ended December 31, 2012 was $573.6 million compared to $425.6 million in the year ended December 31, 2011. As a result, interest expense increased to $33.1 million in 2012 compared to $21.5 million in 2011.
Gain on hedging activities, net
Gain on hedging activities was $81.2 million in the year ended December 31, 2012 compared to $86.4 million in the year ended December 31, 2011. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in 2012 were $84.2 million compared to $98.7 million in 2011.
Debt refinancing expense
We recorded debt refinancing expense of $8.1 million related to the 2012 Refinancing, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to the existing senior secured credit facilities.
Income before income taxes
Income before income taxes was $74.6 million in the year ended December 31, 2012 compared to $186.3 million in the year ended December 31, 2011. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Year ended December 31,
	2012	2011
	$	$
Pre-tax impact of special items:
Transaction costs (1)	(8.6)	—
Modification of stock options (2)	(0.8)	—
Release of indemnification receivables related to uncertain tax positions(3)	—	(4.5)
Early retirement benefits(4)	—	(0.7)
Gain on sale of idle mill equipment	4.5	—
Gain on hedging activities	81.2	86.4
Labor negotiation contingency cost (5)	(4.1)	—
Total pre-tax impact of special items	72.2	81.2

(1)
Includes $8.1 million of costs related to the 2012 refinancing and the related tender offer, including creditor and third-party fees as well as the write-off of deferred financing fees. This amount also includes $0.5 million of costs related to the public secondary offering of 10 million shares of common stock by Apollo.

(2)
During first quarter 2012, holders of stock options, service-vesting restricted stock and restricted stock units were paid cash for the $1.25 per share supplemental dividend. The Company accelerated $1.2 million of share-based payment compensation expense in connection with this award modification. Share-based payment compensation cost related to the modified awards of $0.4 million would have been recognized ratably throughout second, third and fourth quarter 2012 had the modification not occurred.

(3)
In 2011, the Company expensed an indemnification receivable from Xstrata through selling, general and administrative expenses because statutes to examine certain income tax returns expired. Net income was not impacted by the release of this indemnification receivable as a corresponding tax benefit was recorded.

(4)	Early retirement benefits were paid to terminated employees in fourth quarter 2011.

(5)	In 2012, the Company expensed $4.1 million of contingency costs related to assembling a back-up labor force during the renegotiation of its collective bargaining agreement at its New Madrid smelter.
Income tax expense
Income tax expense was $25.1 million in the year ended December 31, 2012 compared to $45.4 million in the year ended December 31, 2011.
The effective tax rate was 33.6% for 2012 and 24.4% for 2011. The effective tax rate for each period was primarily impacted by the Internal Revenue Code Section 199 manufacturing deduction and state income taxes. The effective tax rate for 2011 was also impacted by the release of both valuation reserves and of a portion of our reserve for uncertain tax positions which reduced income tax expense by $6.3 million, of which $4.5 million was indemnified by Xstrata.
Net income
Net income decreased to $49.5 million in the year ended December 31, 2012 compared to $140.9 million in the year ended December 31, 2011 due to an $86.8 million decrease in operating income, a $5.2 million decrease in gain on hedging activities and an $11.6 million increase in interest expense, net, offset by a $20.3 million decrease in income tax expense.
Year ended December 31, 2012 compared to year ended December 31, 2011 discussion of segment results
Bauxite
Segment loss in the year ended December 31, 2012 was $0.2 million compared to a profit of $18.5 million in the year ended December 31, 2011. The decrease in segment profit was primarily due to the negative impact from lower external bauxite prices, lower 2012 sales volumes and higher contract mining and operating costs.
Alumina
Segment profit in 2012 was $35.0 million compared to $78.4 million in 2011. The 2012 segment profit reflects the negative impact on revenues from lower LME-linked alumina prices and the $8.1 million negative impact from the production disruption following Hurricane Isaac. The impact of raw material inflation was offset by more favorable natural gas prices.
Primary Aluminum
Segment profit in the year ended December 31, 2012 was $76.7 million compared to $140.3 million in the year ended December 31, 2011. The decrease in segment profit reflected the impact from significantly lower LME aluminum prices in 2012, offset by more favorable raw material prices for alumina and modestly lower raw material costs. The impact of the timing and concentration of pots taken out of production to be relined further decreased segment profit.
Flat-Rolled Products
Segment profit in 2012 was $51.4 million compared to $48.3 million in 2011 reflecting the impact of stable demand trends across key product groups in this segment.
Corporate
Corporate costs in the year ended December 31, 2012 were $29.5 million, substantially consistent with the $27.9 million in the year ended December 31, 2011.

Discussion of results for the year ended December 31, 2011 compared to the year ended December 31, 2010
The following table sets forth certain consolidated financial information for the years ended December 31, 2011 and 2010 (in millions, except per share data and where noted):

	Year ended December 31,
	2011	2010
	$	$
Statements of operations data:
Sales	1,559.8	1,294.9
Operating costs and expenses:
Cost of sales	1,344.5	1,112.4
Selling, general and administrative expenses and other	93.9	115.0
Total operating costs and expenses	1,438.4	1,227.4
Operating income	121.4	67.5
Other expenses (income):
Interest expense, net	21.5	31.1
Gain on hedging activities, net	(86.4)	(65.6)
Loss on debt repurchase	—	0.1
Total other income	(64.9)	(34.4)
Income before income taxes	186.3	101.9
Income tax expense	45.4	35.0
Net income	140.9	66.9
Net income per common share:
Basic	2.10	1.30
Diluted	2.06	1.27
Weighted-average common shares outstanding
Basic	67.06	51.56
Diluted	68.35	52.80
Cash dividends declared per common share	1.03	—
External sales by segment:
Bauxite	68.0	54.9
Alumina	234.9	222.8
Primary Aluminum	645.7	495.9
Flat-Rolled Products	611.2	521.3
Total	1,559.8	1,294.9
Segment profit (loss):
Bauxite	18.5	23.8
Alumina	78.4	61.9
Primary Aluminum Products	140.3	112.2
Flat-Rolled Products	48.3	50.0
Corporate	(27.9)	(26.9)
Eliminations	4.3	(4.9)
Total	261.9	216.1
Financial and other data:
Average realized Midwest transaction price (per pound)	1.17	1.04
Net Cash Cost (per pound shipped)	0.75	0.70
Shipments:
Third party shipments:
Bauxite (kMts)	2,499.9	1,738.0
Alumina (kMts)	635.1	683.6
Primary Aluminum (pounds, in millions)	513.0	438.8
Flat-Rolled Products (pounds, in millions)	362.6	346.4
Intersegment shipments:
Bauxite (kMts)	2,643.6	2,565.5
Alumina (kMts)	487.5	467.4
Primary Aluminum (pounds, in millions)	68.4	121.7

Sales
Sales in the year ended December 31, 2011 were $1,559.8 million compared to $1,294.9 million in the year ended December 31, 2010, an increase of 20.5%. Of the increase in sales, $148.4 million was attributable to higher realized prices. LME aluminum price averaged $1.09 in 2011 compared to $0.99 in 2010. The remaining $116.5 million increase in sales was attributable primarily to higher volumes in the Bauxite, Primary Aluminum and Flat-Rolled Products segments.
Sales to external customers from our Primary Aluminum segment increased 30.2% to $645.7 million in the year ended December 31, 2011 from $495.9 million in the year ended December 31, 2010, driven primarily by higher realized prices for aluminum and higher third-party shipments.

•
The average LME aluminum price improved to $1.09 per pound during 2011 from $0.99 per pound during 2010. Our average realized MWTP for 2011 was $1.17 per pound compared to $1.04 per pound in 2010. The 12.5% increase in average realized MWTP in 2011 compared to 2010 increased external Primary Aluminum segment revenue by approximately $65.9 million.

•
A 16.9% increase in external primary aluminum shipments, driven by the increased volume of value-added shipments, generated approximately $83.9 million of additional revenue in 2011 when compared to 2010.

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
Sales to external customers from our Bauxite segment for the year ended December 31, 2011 were $68.0 million compared to $54.9 million for the year ended December 31, 2010. Sales volume to external customers increased by 43.8% resulting in a $24.1 million favorable impact to revenues, partially offset by lower realized pricing.
Sales to external customers in our Flat-Rolled Products segment were $611.2 million in the year ended December 31, 2011 compared to $521.3 million in the year ended December 31, 2010. The $89.9 million increase was primarily due to the increase in LME aluminum prices, as well as higher shipment volumes to external customers.

•	Rising LME aluminum prices contributed $65.5 million to the sales increase. Fabrication premiums were relatively unchanged.

•	A 4.7% increase in shipment volumes contributed $24.4 million to the revenue increase, primarily due to higher end-market demand associated with the U.S. economic recovery.
Cost of sales
Cost of sales for the year ended December 31, 2011 was $1,344.5 million compared to $1,112.4 million in the year ended December 31, 2010. The increase in cost of sales was mainly the result of higher shipment volumes in the Primary Aluminum and Flat-Rolled Products segments, as well as the increase in LME aluminum prices, reflected in the pass-through nature of the Flat-Rolled Products segment.
Primary Aluminum cost of sales increased in 2011 compared to 2010, primarily due to increased power and raw materials costs, such as alumina, as well as upward cost pressure in carbon-based products. Fuel adjustment charges of $14.7 million were recorded in cost of goods sold during 2011 compared to $5.4 million during 2010.

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

•
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

•
At St. Ann, the conveyor belt which transports dried bauxite to the storage dome failed prior to a planned outage. This failure limited bauxite movement and led to additional costs for demurrage and re-drying bauxite. We estimate that the impact of this event on cost of sales was $2.0 million.

Flat-Rolled Products cost of sales increased to $585.0 million in the year ended December 31, 2011 from $485.0 million in the year ended December 31, 2010. The increase related principally to the increase in the LME aluminum price, since much of that segment’s product cost represents the pass-through cost of metal.

Selling, general and administrative expenses
Selling, general and administrative expenses in the year ended December 31, 2011 were $93.9 million compared to $115.0 million in the year ended December 31, 2010. This $21.1 million change reflected the favorable impact of the following decreases in expense in 2011 compared to 2010: (i) no management fees in 2011 compared to $13.5 million of Apollo management consulting fees in 2010 ($12.5 million related to the termination of the agreement in connection with our IPO); (ii) $7.2 million of restructuring costs related to our 2010 workforce and contract mining restructuring plans, for which there were no comparable charges during 2011; (iii) $2.4 million lower severance payments; (iv) $1.4 million lower pension costs associated with settlement and termination benefits; (v) $1.8 million in lower consulting and legal fees and (vi) $0.6 million lower stock compensation expense; offset by the following increases in expense during 2011 compared to 2010: (i) $4.5 million related to the release of an indemnification receivable from our previous owner associated with a portion of our uncertain tax positions; (ii) increased other post-retirement benefit plan ("OPEB") expenses of $0.9 million and (iii) increased insurance premiums of $0.8 million. The indemnification receivable was released because the statute of limitations expired on the uncertain tax position, which also resulted in a reversal against income tax expense of a $4.5 million liability.
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
Interest expense, net
Interest expense in the year ended December 31, 2011 was $21.5 million compared to $31.1 million in the year ended December 31, 2010. The $9.6 million decrease resulted from the repayment of debt during 2010. Average debt outstanding was $425.6 million during 2011 and $613.4 million during 2010.
Gain on hedging activities, net
Gain on hedging activities was $86.4 million in the year ended December 31, 2011 compared to $65.6 million in the year ended December 31, 2010. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in 2011 were $98.7 million compared to $82.1 million in 2010.
Loss on debt repurchase
We did not repurchase any debt during the year ended December 31, 2011. During the year ended December 31, 2010, we used net proceeds from our completed IPO, our December 2010 follow-on public offering, available cash balances and proceeds from the termination of fixed price aluminum swaps to repay $249.9 million and $215.9 million of aggregate principal balances on the 2007 Term B Loan and 2007 Revolver, respectively, and to repurchase $66.3 million and $20.6 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. The 2010 debt repurchases resulted in a $0.1 million net loss.
Income before income taxes
Income before income taxes was $186.3 million in the year ended December 31, 2011 compared to $101.9 million in the year ended December 31, 2010. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

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

Income tax expense
Income tax expense was $45.4 million in the year ended December 31, 2011 compared to $35.0 million in the year ended December 31, 2010.
The effective tax rate was 24.4% for 2011 and 34.3% for 2010. The effective income tax rate for 2011 was impacted by the release of a portion of our reserve for uncertain tax positions which reduced income tax expense by $6.3 million, of which $4.5 million was indemnified by Xstrata. Our effective tax rate in both periods was impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and the release of valuation allowances and accrued interest related to unrecognized tax benefits.
Net income
Net income was $140.9 million in the year ended December 31, 2011 compared to $66.9 million in the year ended December 31, 2010. The increase in net income resulted from a $53.9 million increase in operating income, a $20.8 million increase in gain on hedging activities and a $9.6 million decrease in interest expense, net, offset by a $10.4 million increase in income tax expense.
Year ended December 31, 2011 compared to the year ended December 31, 2010 discussion of segment results
Bauxite
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
Alumina
Segment profit in 2011 was $78.4 million compared to $61.9 million in 2010. The 2011 segment profit reflects an increase in average LME aluminum prices combined with savings from our CORE program, offset in part by increased input costs for bauxite and caustic soda as well as costs, inefficiencies and lost volumes resulting from the maintenance activities at the refinery mentioned above.
Primary Aluminum
Segment profit in the year ended December 31, 2011 was $140.3 million compared to $112.2 million in the year ended December 31, 2010. The 2011 results were most significantly impacted by increased realized pricing and higher shipments, which were offset in part by higher power costs and increased raw materials costs. The 2010 results reflect lower realized prices and the negative impact of the New Madrid power outage on volumes and Net Cash Cost.
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
On February 29, 2012, we entered into a seven year $325.0 million senior secured term loan facility agreement ("the 2012 Term B Loan"). We used 2012 Term B Loan proceeds to repay the remaining $78.2 million term loan balance outstanding under our previous senior secured credit facility and to fund a tender offer for $75.0 million in aggregate principal amount of our existing AcquisitionCo Notes. We also used 2012 Term B Loan proceeds to pay a supplemental dividend of $1.25 per share, comprising payments to shareholders of $84.3 million and payments to share-based award holders of $3.1 million. We also entered into a new asset-based revolving credit facility (up to $250.0 million) (the "2012 Revolver").

•	In 2012, we generated $18.9 million of cash flow from operating activities.

•	At December 31, 2012, we had $36.1 million of cash and cash equivalents.

•
Outstanding letters of credit on the 2012 Revolver were $31.1 million at December 31, 2012. Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of December 31, 2012, we must maintain at least $20.0 million of available borrowing capacity under our 2012 Revolver. This restriction will be removed when the ratio meets the required threshold. Our effective borrowing capacity calculated as of December 31, 2012 was $118.6 million.

•
In the year ended December 31, 2012, we made cash payments to shareholders and share-based award holders totaling $95.1 million and $3.1 million, respectively, related to regular and supplemental dividends.

In addition to financing the working capital needs of our business, our primary continuing liquidity requirements are to (i) fund capital expenditures and acquisitions, (ii) meet debt service obligations and (iii) pay dividends. Based on our current level of operations,we believe the combination of cash flow from operations and available cash and borrowings will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on, or to refinance our indebtedness, to pay dividends or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

•
In December 2012, we entered into a financing agreement with a third party which allows us to borrow a maximum of $20.0 million during 2013 to fund capital improvements at our St. Ann bauxite mine to increase our shipping capacity. As of December 31, 2012, the line of credit was undrawn. We are required to repay any funds drawn in 2013 in 24 equal monthly installments beginning in January 2014.

•
As of December 31, 2012, our total indebtedness was $595.7 million. Based on the amount of indebtedness outstanding and interest rates at December 31, 2012, our annualized cash interest expense would be approximately $32.5 million in 2013. This amount represents interest expense on floating-rate obligations and is subject to increase in the event interest rates rise.

•
In February 2012, our Board increased the regular quarterly dividend to $0.04 per share. Our Board anticipates declaring this dividend in future quarters on a regular basis; however, changes in our financial condition and cash needs could result in dividends being declared in different amounts, or not at all.

•
In February 2012, our Board declared a $1.25 per share supplemental dividend, to be paid as part of the use of proceeds from the 2012 Refinancing. There is no assurance that supplemental dividends will be paid in the future.

•
In September 2012, Standard & Poor's downgraded our corporate credit rating to B from B+, with a stable outlook. In January 2013, Moody's downgraded the ratings on our 2012 Term B Loan to Ba3 from Ba2 and AcquisitionCo Notes to Caa1 from B3.

•
On February 20, 2013, the Board declared a regular quarterly dividend of $0.04 per share to be paid on March 27, 2013 to shareholders of record as of March 4, 2013. Cash payments related to the dividend will total approximately $2.7 million.

Discussion of certain historical cash flow information for the years ended December 31, 2012 and 2011
The following table sets forth consolidated cash flow information for the periods indicated (in millions):

	Year ended December 31,
	2012	2011
	$	$
Cash provided by operating activities	18.9	140.6
Cash used in investing activities	(82.6)	(62.0)
Cash provided by (used in) financing activities	57.1	(69.7)
Change in cash and cash equivalents	(6.6)	8.9
Operating activities
Operating activities generated $18.9 million of cash in the year ended December 31, 2012 compared to $140.6 million in the year ended December 31, 2011.
In 2012, we produced $96.9 million of Adjusted EBITDA, comprising $134.7 million of total segment profit less $37.8 million of cash payments on natural gas hedges. (Adjusted EBITDA is defined and discussed under the following "Covenant Compliance and Financial Ratios" section.) During 2012, we paid interest of $31.6 million, made pension funding and other payments of $30.6 million and paid income taxes of $32.3 million. Operating working capital provided $16.5 million of cash in 2012.
Investing activities
Capital expenditures were $87.9 million in the year ended December 31, 2012 and $64.6 million in the year ended December 31, 2011. Property, plant and equipment accrued in accounts payable and not yet paid were $3.7 million for the year ended December 31, 2012 and $8.7 million for the year ended December 31, 2011 and are not reflected as capital expenditures in the accompanying consolidated statements of cash flows.
During late 2010, we re-launched a project to expand the aluminum production capacity at our New Madrid smelter at a remaining cost of $38.0 million. (That project was suspended during the 2008-2009 economic downturn.) The project involves a combination of additional rectifiers and upgraded equipment allowing for increased aluminum production up to 35.0 million pounds ("the Rectifier Project"). The Rectifier Project has the added benefit of greater efficiency and reliability through upgrades and redundancy of equipment. We expect efficiency gains and reliability improvements to be achieved as rectifiers and equipment upgrades are installed, independent of any increase in production level, which is subject to the constraints below.
We spent $2.6 million on the Rectifier Project during the year ended December 31, 2012 and have spent $10.3 million since re-launching the project in late 2010. We anticipate the spending related to the achievement of reliability improvements, approximately

$15.9 million, to be incurred primarily in 2013 and 2014, with approximately $6.2 million to be incurred in 2013. The timing of the remaining spending is dependent on overall market conditions, including the LME aluminum price, and the resolution of environmental permitting and sulfur dioxide emissions regulations.
We announced two investment projects in July 2012, which are still in their early phases. These investments include a $45.0 million investment to build a new rod mill, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod, and an $11.0 million investment to expand harbor capacity at St. Ann, which consists principally of harbor dredging. On February 20, 2013, we announced plans to extend the harbor dredging project from $11.0 million to up to $20.0 million, and to expand the scope to include improvements in railing infrastructure used in its bauxite mining operation. We expect to substantially complete the project by the end of 2013. The $20.0 million line of credit under the financing arrangement we entered in December 2012 is available to fund the harbor capacity expansion and other capital projects to increase shipping capacity from St. Ann.
During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011. For subsequent periods, Noranda AcquisitionCo is required to pay all interest in cash.
Financing activities
The following table summarizes the cash dividends paid during 2011 and 2012. The dividends paid on November 22, 2011 of $1.00 per share and paid on March 19, 2012 of $1.25 per share represent supplemental cash dividends declared by the Board.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
November 1, 2011	0.03	November 22, 2011	2.0
November 1, 2011	1.00	November 22, 2011	67.3
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
October 24, 2012	0.04	November 28, 2012	2.9
Discussion of certain historical cash flow information for the years ended December 31, 2011 and 2010
The following table sets forth consolidated cash flow information for the periods indicated (in millions):

	Year ended December 31,
	2011	2010
	$	$
Cash provided by operating activities	140.6	270.9
Cash used in investing activities	(62.0)	(61.1)
Cash used in financing activities	(69.7)	(343.2)
Change in cash and cash equivalents	8.9	(133.4)
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
Investing activities
Capital expenditures were $64.6 million in the year ended December 31, 2011 and $61.3 million in the year ended December 31, 2010. Property, plant and equipment accrued in accounts payable and not yet paid were $8.7 million for the year ended December 31, 2011 compared to $6.3 million in the year ended December 31, 2010, and are not reflected as capital expenditures in the accompanying consolidated statements of cash flows.
During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011. During the year ended December 31, 2010, we issued a total of $18.0 million of AcquisitionCo Notes and $2.3 million of HoldCo Notes as payment-in-kind for interest due.

Description of Certain Indebtedness
We summarize below the principal terms of the agreements that govern the senior secured credit facilities as well as the AcquisitionCo Notes. This summary is not a complete description of all of the terms of the relevant agreements. Copies of the senior secured credit facilities and the indenture governing the AcquisitionCo Notes have been filed with the SEC.
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

2012 Term B Loan
The 2012 Term B Loan consists of an initial borrowing of $325.0 million. The credit agreement governing the 2012 Term B Loan also permits Noranda AcquisitionCo to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $100.0 million and (2) an amount such that, after giving effect to such incremental borrowing, Noranda AcquisitionCo will have a total net senior secured leverage ratio of not greater than 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such borrowings.
Obligations of Noranda AcquisitionCo under the 2012 Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently NHB Capital LLC ("NHB"), in which we have a 100% ownership interest, is our only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are second priority (subordinate to the liens in favor of the 2012 Revolver) with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.
All outstanding principal and interest under the 2012 Term B Loan will be due and payable on the earlier of (i) February 28, 2019 and (ii) 91 days prior to the maturity of the AcquisitionCo Notes, if more than $100.0 million of the principal amount of the AcquisitionCo Notes remains outstanding on such date. The 2012 Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable in quarterly installments of $0.8 million, with the balance due on the maturity date.
Noranda AcquisitionCo may prepay amounts outstanding under the 2012 Term B Loan at any time. If such prepayment were made on or prior to the first anniversary of the date of the 2012 Term B Loan as a result of certain refinancing or repricing transactions, Noranda AcquisitionCo would have been required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. No such fees were incurred in 2012. Subject to certain exceptions, the 2012 Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of annual excess cash flow, which percentage is based upon Noranda AcquisitionCo's total net senior secured leverage ratio. During 2012, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement, nor, given our 2012 financial results, will any mandatory prepayments be due pursuant to the cash flow sweep provisions of the credit agreement during 2013.
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
As of December 31, 2012, we had $320.4 million outstanding under the 2012 Term B Loan, net of $2.2 million of unamortized discount.
2012 Revolver
Subject to certain exceptions, maximum availability under the 2012 Revolver is equal to the lesser of (1) $250.0 million and (2) a borrowing base equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (A) 80% of the lesser of the original cost or market value of eligible inventory and (B) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves. The borrowers may request the issuance of letters of credit up to an aggregate face amount of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the 2012 Revolver. The 2012 Revolver also permits Noranda AcquisitionCo to incur incremental commitments thereunder in an aggregate principal amount of up to $100.0 million. Incremental commitments are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such commitments.
Obligations of the borrowers under the 2012 Revolver are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently, NHB is the only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are first priority with respect to accounts receivable, inventory and certain related assets and second priority (subordinate to the liens in favor of the 2012 Term B Loan) with respect to all other pledged assets.
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
Borrowings under the 2012 Revolver bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin is determined based on Noranda AcquisitionCo's average quarterly excess availability under the 2012 Revolver. The applicable margin ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.5% to 2.00% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.
The 2012 Revolver contains certain customary affirmative and negative covenants, restrictions and events of default. If availability under the 2012 Revolver is less than certain minimum threshold amounts, Noranda AcquisitionCo must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.
Outstanding letters of credit on the 2012 Revolver were $31.1 million at December 31, 2012. Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of December 31, 2012, we are effectively required to maintain $20.0 million of available borrowing capacity under our 2012 Revolver. This restriction will be removed when the ratio meets the required threshold. Our effective borrowing capacity calculated as of December 31, 2012 was $118.6 million.
2007 Senior Secured Credit Facilities
Prior to the 2012 Refinancing, Noranda AcquisitionCo was a party to senior secured credit facilities, as follows:

•	a term B loan that would have matured May 2014 with an original principal amount of $500.0 million, of which $78.2 million remained outstanding as of December 31, 2011 (the "2007 Term B Loan"); and

•
a $250.0 million revolving credit facility that would have matured in May 2013, which included borrowing capacity available for letters of credit and for borrowing on same-day notice (the "2007 Revolver"). We had no outstanding balance under the revolving credit facility at December 31, 2011. As of December 31, 2011, we had $213.3 million available for borrowing, which was net of $29.4 million outstanding letters of credit.

The 2007 Senior Secured Credit Facilities were guaranteed by us and by all existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo, subject to certain exceptions. The 2007 Senior Secured Credit Facilities were secured by first priority pledges of all of the equity interests in Noranda AcquisitionCo and by first priority security interests in substantially all of the assets of Noranda AcquisitionCo and its subsidiaries that guaranteed the 2007 Senior Secured Credit Facilities.
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
Noranda AcquisitionCo was required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of our Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the 2007 Term B Loan) within 95 days after the end of each fiscal year. During 2011, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement. The payment due in 2012 would have been $24.2 million; however, the 2007 Term B Loan was repaid in its entirety in connection with the 2012 Refinancing.
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

In addition to paying interest on outstanding principal under the 2007 Revolver, Noranda AcquisitionCo was required to pay:

•
a commitment fee to the lenders under the 2007 Revolver in respect of unutilized commitments at a rate equal to 0.5% per annum subject to step down if certain financial thresholds were met (0.38% at December 31, 2011); and

•
additional fees related to outstanding letters of credit under the 2007 Revolver at a rate equal to the margin applicable to loans under the 2007 Revolver of 2.0% per annum, subject to step down if certain financial thresholds were met (1.75% per annum at December 31, 2011).

Noranda AcquisitionCo Notes
On May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015. The AcquisitionCo Notes mature on May 15, 2015. Through May 15, 2011, Noranda AcquisitionCo was permitted to elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes by paying interest entirely in kind ("PIK interest") or (iii) 50% in cash and 50% in PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually. During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011.
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB and St. Ann are not guarantors of the senior secured credit facilities and are not guarantors of the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the subsidiary guarantors. The guarantee by Noranda HoldCo is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda HoldCo at any time. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries.
If the AcquisitionCo Notes would otherwise constitute applicable high yield discount obligations ("AHYDO") within the meaning of applicable U.S. federal income tax law, Noranda AcquisitionCo will be required to make mandatory principal redemption payments in cash at such times and in such amounts as is necessary to prevent the AcquisitionCo Notes from being treated as an AHYDO.
The indenture governing the AcquisitionCo Notes contains certain customary affirmative and negative covenants, restrictions and events of default.
As of December 31, 2012, we had $275.3 million in principal amount of AcquisitionCo Notes outstanding.

Covenant compliance and financial ratios
The agreements governing our senior secured credit facilities and the indenture governing the AcquisitionCo Notes do not require us to maintain any financial performance metric or ratio in order to avoid a default (subject, in the case of our senior secured revolving credit facility, to our maintaining minimum availability thereunder). However, such agreements do restrict Noranda AcquisitionCo's and its subsidiaries' ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our capital stock; (iii) make investments; (iv) sell assets, including capital stock of restricted subsidiaries; (v) enter into agreements restricting our subsidiaries' ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; and (viii) incur liens. Further certain covenants contained in the agreements governing our senior secured credit facilities and the indenture governing our AcquisitionCo Notes condition our ability to take certain actions on our ability meet certain ratios including, among others:(i) the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the "Fixed-Charge Coverage Ratio") or (ii) the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis and subtracting certain cash payments, including certain taxes, capital expenditures and dividends, to our fixed charges (the "Revolver Fixed-Charge Coverage Ratio") or (iii) the ratio of our senior first-lien secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the "Net Senior Secured Leverage Ratio"). The actions which could be restricted include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA, or our Consolidated Net Income (each as defined in our debt agreements), on a quarterly basis.
Certain of the minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

		Requirements	Actual as of
			December 31, 2012	December 31, 2011
AcquisitionCo Notes (1)	Fixed-Charge Coverage Ratio	Minimum 2.0 to 1.0	2.8 to 1.0	8.9 to 1.0
2012 Revolver (2)	Revolver Fixed-Charge Coverage Ratio	Minimum 1.0 to 1.0	--	3.6 to 1.0
2012 Term B Loan and 2012 Revolver (3)	Net Senior Secured Leverage Ratio	Maximum 2.25 to 1.0	2.9 to 1.0	0.9 to 1.0

(1)
For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the year ended December 31, 2012 and the year ended December 31, 2011 were $35.2 million and $26.5 million, respectively.

(2)
As defined in the credit agreement governing 2012 Revolver, fixed charges for the year ended December 31, 2012 and the year ended December 31, 2011 were $33.6 million and $34.7 million, respectively. For the year ended December 31, 2012, our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0.

(3)
As used in calculating this ratio, "senior first-lien secured net debt" means the amount outstanding under the 2012 Term B Loan and 2012 Revolver immediately following the 2012 Refinancing (for the actual ratio as of December 31, 2011) or outstanding as of December 31, 2012 (for the actual ratio as of December 31, 2012) and any debt secured by a first priority lien on assets of Noranda AcquisitionCo and/or any of its subsidiaries, less "unrestricted cash" and "permitted investments" (as defined under our 2012 Senior Secured Credit Facilities) up to a cap of $100.0 million. The ratios presented are assuming the 2012 Refinancing had been in place at December 31, 2011. Under this assumption, at December 31, 2012 and December 31, 2011, senior first lien secured debt was $322.6 million and $325.0 million, respectively, and unrestricted cash and permitted investments were $35.8 million and $100.0 million (including the approximate $73.0 million increase in cash immediately following the 2012 Refinancing and 2012 Tender Offer), respectively, resulting in senior first lien secured net debt of $286.8 million and $225.0 million, respectively.

Because we did not satisfy certain financial ratio levels relevant to these covenants as of December 31, 2012, we may be limited in our ability to expand borrowings under existing term loan facilities, incur additional secured or unsecured debt, make acquisitions or certain other investments, or engage in mergers and pay dividends. These restrictions do not interfere with the day-to-day-conduct of our business and, we do not expect these restrictions to affect our ability to continue paying the current $0.04 per share regular quarterly dividend in the foreseeable future, although our Board of Directors retains the ability to change the amount of such dividends, including the right not to declare any such dividends.
Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of December 31, 2012, we must maintain at least $20.0 million of available borrowing capacity under our 2012 Revolver. Our debt agreements do not otherwise require us to maintain any financial performance metric or ratio in order to avoid a default.
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

	Year ended December 31,
	2012	2011	2010
	$	$	$
Adjusted EBITDA	96.9	235.8	226.1
Last in, first out and lower of cost or market inventory adjustments(a)	9.7	(12.6)	(4.1)
Gain (loss) on disposal of assets	5.0	(3.3)	(4.0)
Non-cash pension, accretion and stock compensation	(17.5)	(12.4)	(14.9)
Restructuring, relocation and severance	(0.9)	(2.9)	(11.9)
Consulting and sponsor fees	(0.7)	(2.3)	(18.9)
Interest rate swaps	—	(4.6)	(11.0)
Debt refinancing expense	(8.1)	—	—
Gain (loss) on debt repurchases	—	—	(0.1)
Charges and fees related to hedge terminations	—	—	(9.0)
Non-cash derivative gains (b)(c)	126.7	117.0	73.2
Other	(4.9)	(9.2)	6.3
Depreciation and amortization	(98.5)	(97.7)	(98.7)
Interest expense, net	(33.1)	(21.5)	(31.1)
Income tax expense	(25.1)	(45.4)	(35.0)
Net income	49.5	140.9	66.9

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/paid (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Fixed priced aluminum swaps	—	—	(24.2)
Variable price aluminum offset swaps and other	7.7	(0.1)	(2.5)
Natural gas swaps	37.8	26.1	23.3
Interest rate swaps	—	4.6	11.0
Total	45.5	30.6	7.6

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
The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Adjusted EBITDA	96.9	235.8	226.1
Settlements from hedge terminations, net	—	—	164.6
Stock compensation expense	4.8	5.3	5.9
Changes in other assets	(10.3)	(6.7)	(10.0)
Changes in pension, other post-retirement liabilities and other long-term liabilities	4.7	(14.3)	(0.6)
Changes in current operating asset and liabilities	5.4	30.8	(36.7)
Changes in current income taxes	(27.5)	(70.5)	(20.2)
Changes in accrued interest	(30.3)	(9.8)	(7.4)
Non-cash pension, accretion and stock compensation	(17.5)	(12.4)	(14.9)
Restructuring, relocation and severance	(0.9)	(2.9)	(11.9)
Consulting and sponsor fees	(0.7)	(2.3)	(18.9)
Interest rate swaps	—	(4.6)	(11.0)
Other	(5.7)	(7.8)	5.9
Cash flow from operating activities	18.9	140.6	270.9

Contractual Obligations and Contingencies
Our contractual obligations as of December 31, 2012 (in millions) were:

	Total	2013	2014	2015	2016	2017	Thereafter
	$	$	$	$	$	$	$
Operating activities:
Operating lease commitments	4.8	1.7	0.9	0.7	0.8	0.7	—
Power contract	3.7	0.5	0.5	0.5	0.5	0.5	1.2
Other purchases	0.5	0.5	—	—	—	—	—
Freight obligations	3.0	2.0	1.0	—	—	—	—
Asset retirement obligations	16.9	3.5	1.8	1.7	1.7	1.7	6.5
Environmental remediation obligations	3.2	2.0	1.1	—	—	—	0.1
Land obligation	14.1	4.9	4.6	4.6	—	—	—
Reclamation obligation	2.5	2.5	—	—	—	—	—
Pension and OPEB benefit payments	255.0	19.7	20.9	22.3	23.3	24.7	144.1
Investing activities:
Capital expenditures	6.9	6.9	—	—	—	—	—
Financing activities:
Total debt	597.9	3.3	3.3	278.6	3.3	3.3	306.1
Interest	147.3	32.5	32.3	24.2	19.5	18.2	20.6
Total	1,055.8	80.0	66.4	332.6	49.1	49.1	478.6
Obligations for operating activities
We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities. We have a long-term power contract at New Madrid and a contract for minimum nitrogen purchases at the rolling mill in Huntingdon. If the nitrogen contract at Huntingdon is cancelled during 2013, we would be obligated to pay a contract termination fee of $0.9 million. Obligations that are legally cancellable without penalty are excluded.
We have other contractual obligations that are reflected in the consolidated financial statements, including asset retirement obligations ("AROs"), environmental remediation, land and reclamation obligations. AROs are stated at the present value of the liability. In the table above, AROs for 2013 include an additional $1.1 million related to failed pots at New Madrid which are recorded in other accrued liabilities in our consolidated balance sheets.
Pension and OPEB expected benefit payments have been included above at amounts estimated annually by our actuaries. To the extent that actual returns on pension fund investments are lower than our estimates, our future requirements to fund those benefit payments could increase to above historical levels. For example, in 2013, we expect to make pension contributions totaling $21.9 million, which is consistent with the amounts we contributed to those plans in 2012.
As of December 31, 2012, the noncurrent portion of our income tax liability, including accrued interest and penalties, related to unrecognized tax benefits, was approximately $2.1 million, which is not included in the table above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined.
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
Obligations for investing activities
Capital expenditures which were accrued in accounts payable as of December 31, 2012 of $3.7 million are included above, as these amounts will be paid during 2013. We have also included obligations related to ongoing capital expenditure projects to the extent we have contractual obligations that cannot be cancelled without incurring a penalty.
Obligations for financing activities
Total debt and interest payments in the table above reflect our debt and interest obligations as of December 31, 2012 (based on interest rates as of December 31, 2012). The 2012 Term B Loan requires AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable quarterly, with the balance due on the maturity date.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
On February 12, 2013, certain investment funds affiliated with Apollo Global Management, LLC beneficially owned approximately 19.6% of the ordinary shares of LyondellBasell Industries N.V. (“LyondellBasell”) and have certain director nomination rights. Based on the foregoing and Apollo's relationship with us, LyondellBasell may be deemed to be under common control with us (however, this statement is not meant to be an admission that common control does, in fact, exist). As a result, it appears that we are required to provide disclosures as set forth herein pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. The Annual Report on Form 10-K for the year ended December 31, 2012 filed by LyondellBasell with the SEC on February 12, 2013 contained the disclosure set forth below (all references to “the Company” contained in the disclosure relate to LyondellBasell and its consolidated subsidiaries).
The disclosure below does not relate to any activities conducted by us and does not involve our company or our management. The disclosure relates solely to activities conducted by LyondellBasell and its consolidated subsidiaries. We have not independently verified any of the statements in the disclosure.
"Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.
As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.
Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.
In January and February of 2012, one of the Company's non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company's final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.
We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties."

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
Merrill Lynch is the counterparty for a substantial portion of our derivatives. As of December 31, 2012 and 2011, the fair value of derivatives where Merrill Lynch was counterparty was a $0.5 million asset and a $41.3 million liability at December 31, 2012 and 2011, respectively. In accordance with our master agreement described below, we used our counterparty’s credit adjustment for the fair value adjustment. All of our obligations in respect of derivatives transactions with Merrill Lynch are entitled to the same guarantee and security provisions as the senior secured credit facilities, but we are not required to post additional collateral or cash margin. Our derivatives transactions with Merrill Lynch are governed by an ISDA Master Agreement, a form document produced by the International Swaps and

Derivatives Association and widely used by derivatives market participants to establish basic, market-standard background rules to govern substantive economic transactions. The substantive economic terms of swap and derivative transactions, such as our derivative arrangements described herein, are typically agreed to orally and subsequently memorialized in short-form confirmations that are governed by the background provisions of the ISDA Master Agreement. While management may alter our hedging strategies in the future based on our view of actual forecasted prices, there are no plans in place that would require us to post cash under the master agreement with Merrill Lynch.
We have also entered into variable priced aluminum swaps with counterparties other than Merrill Lynch. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements provide for us to establish margin accounts in favor of the broker. These margin account balances are netted in the settlement of swap liability. At each of December 31, 2012 and 2011, we had no balance in the margin account.
Financial Risk
Fair values and sensitivity analysis. The following tables show the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges. The risk factor related to the interest rate swap is the interest rate and the risk factor associated with the commodity swaps is the market price associated with the respective commodity.
As of December 31, 2012, our debt agreements include variable interest rates and will be subject to movement during the course of the agreement. As of December 31, 2012 and 2011, outstanding floating-rate debt was $595.7 million and $600.3 million, respectively (after giving effect to the 2012 Refinancing as if it occurred on December 31, 2011). Based on the amount of indebtedness outstanding at December 31, 2012 and the interest rate in effect on such date, our estimated cash interest expense is approximately $32.5 million for 2013. A 1% increase in the interest rates would increase our annual interest expense by an estimated $6.0 million.
The following tables represents our sensitivity summary showing the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges at December 31, 2012 and 2011.

	Derivative value as of			Derivative value as of
	December 31, 2012			December 31, 2011
	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor
	$	$	$	$	$	$
Fixed price aluminum customer contracts	(7.7)	(0.8)	6.2	(1.4)	2.0	5.5
Variable price aluminum offset swaps	7.8	0.5	(6.8)	(0.5)	(7.5)	(14.5)
Variable price MWP contracts	1.8	1.1	0.3	—	—	—
Natural gas swaps	—	—	—	(31.7)	(33.5)	(36.8)
Total	1.9	0.8	(0.3)	(33.6)	(39.0)	(45.8)
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2012, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, as stated in their report, which is presented on the following page.
/s/ Layle K. Smith
Layle K. Smith
President and Chief Executive Officer
February 28, 2013
/s/ Robert B. Mahoney
Robert B. Mahoney
Chief Financial Officer
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Noranda Aluminum Holding Corporation
We have audited the accompanying consolidated balance sheets of Noranda Aluminum Holding Corporation (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noranda Aluminum Holding Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Noranda Aluminum Holding Corporation
We have audited Noranda Aluminum Holding Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Noranda Aluminum Holding Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Noranda Aluminum Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012 of Noranda Aluminum Holding Corporation and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 28, 2013

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2012	2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	36.1	42.7
Accounts receivable, net	106.6	107.6
Inventories, net	195.8	186.5
Taxes receivable	2.0	—
Prepaid expenses	8.9	13.3
Other current assets	18.9	41.3
Total current assets	368.3	391.4
Property, plant and equipment, net	694.5	699.8
Goodwill	137.6	137.6
Other intangible assets, net	61.2	67.1
Other assets	96.1	81.6
Total assets	1,357.7	1,377.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	107.2	95.9
Accrued liabilities	58.8	87.3
Taxes payable	—	2.6
Derivative liabilities, net	1.8	40.9
Deferred tax liabilities	16.8	35.9
Current portion of long-term debt	3.3	2.4
Total current liabilities	187.9	265.0
Long-term debt, net	592.4	426.1
Long-term derivative liabilities, net	0.1	0.1
Pension and other post-retirement benefit ("OPEB") liabilities	187.2	175.7
Other long-term liabilities	52.3	46.2
Long-term deferred tax liabilities	183.5	202.8
Common stock subject to redemption (0.2 shares at December 31, 2012 and 2011)	2.0	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at December 31, 2012 and 2011)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 67.7 shares issued and outstanding at December 31, 2012; 67.3 shares issued and outstanding at December 31, 2011, including 0.2 shares subject to redemption at December 31, 2012 and 2011)	0.7	0.7
Capital in excess of par value	233.4	231.9
Retained earnings	17.9	63.4
Accumulated other comprehensive loss, net of tax	(105.7)	(42.4)
Total shareholders’ equity	146.3	253.6
Non-controlling interest	6.0	6.0
Total equity	152.3	259.6
Total liabilities and equity	1,357.7	1,377.5
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year ended December 31,
	2012	2011	2010
	$	$	$
Sales	1,394.9	1,559.8	1,294.9
Operating costs and expenses:
Cost of sales	1,277.7	1,344.5	1,112.4
Selling, general and administrative expenses	82.6	93.9	115.0
Total operating costs and expenses	1,360.3	1,438.4	1,227.4
Operating income	34.6	121.4	67.5
Other (income) expense:
Interest expense, net	33.1	21.5	31.1
Gain on hedging activities, net	(81.2)	(86.4)	(65.6)
Loss on debt repurchase	—	—	0.1
Debt refinancing expense	8.1	—	—
Total other income, net	(40.0)	(64.9)	(34.4)
Income before income taxes	74.6	186.3	101.9
Income tax expense	25.1	45.4	35.0
Net income	49.5	140.9	66.9
Net income per common share:
Basic	$0.73	$2.10	$1.30
Diluted	$0.72	$2.06	$1.27
Weighted-average common shares outstanding:
Basic	67.55	67.06	51.56
Diluted	69.12	68.35	52.80
Cash dividends declared per common share	$1.41	$1.03	$—
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2012	2011	2010
	$	$	$
Net income	49.5	140.9	66.9
Other comprehensive income (loss):
Unrealized pension and OPEB loss	(24.3)	(70.4)	(18.4)
Reclassification of pension and OPEB amounts realized in net income	11.9	6.0	5.4
Unrealized loss on derivatives	(3.5)	(14.3)	(23.1)
Reclassification of derivative amounts realized in net income	(84.2)	(98.7)	(82.1)
Total other comprehensive loss, before tax	(100.1)	(177.4)	(118.2)
Income tax benefit related to components of other comprehensive loss	36.8	65.5	42.9
Total other comprehensive loss, net of tax	(63.3)	(111.9)	(75.3)
Total comprehensive income (loss)	(13.8)	29.0	(8.4)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2009	—	0.4	16.1	(75.1)	144.8	6.0	92.2
Net income	—	—	—	66.9	—	—	66.9
Other comprehensive loss	—	—	—	—	(75.3)	—	(75.3)
Issuance of common shares for equity offerings	—	0.3	205.6	—	—	—	205.9
Issuance of common shares for share-based payment arrangements	—	—	0.1	—	—	—	0.1
Stock compensation expense related to equity-based awards	—	—	5.9	—	—	—	5.9
Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7
Net income	—	—	—	140.9	—	—	140.9
Other comprehensive loss	—	—	—	—	(111.9)	—	(111.9)
Issuance of common shares for share-based payment arrangements	—	—	0.7	—	—	—	0.7
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess taxes related to share-based payment arrangements	—	—	0.7	—	—	—	0.7
Dividends to shareholders @ $1.03 per share	—	—	—	(69.3)	—	—	(69.3)
Distribution to share-based award holders @ $1.00 per share	—	—	(1.8)	—	—	—	(1.8)
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
Net income	—	—	—	49.5	—	—	49.5
Other comprehensive loss	—	—	—	—	(63.3)	—	(63.3)
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	0.2	—	—	—	0.2
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess taxes related to share-based payment arrangements	—	—	(0.1)	—	—	—	(0.1)
Vesting of awards, share-based plans	—		(0.1)	0.1			—
Dividends to shareholders @ $1.41 per share	—	—	—	(95.1)	—	—	(95.1)
Distribution to share-based award holders @ $1.25 per share	—	—	(3.1)	—	—	—	(3.1)
Balance, December 31, 2012	—	0.7	233.4	17.9	(105.7)	6.0	152.3
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2012	2011	2010
	$	$	$
OPERATING ACTIVITIES
Net income	49.5	140.9	66.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	98.5	97.7	98.7
Non-cash interest expense	2.8	11.7	23.7
Last in, first out and lower of cost or market inventory adjustments	(9.7)	12.6	4.1
(Gain) loss on disposal of assets	(5.0)	3.3	4.0
(Gain) loss on hedging activities, excluding cash settlements	(127.5)	(115.6)	100.0
Loss on debt repurchase	—	—	0.1
Debt refinancing expense	8.1	—	—
Deferred income taxes	(2.3)	(24.4)	14.8
Share-based compensation expense	4.8	5.3	5.9
Excess tax benefit related to share-based payment arrangements	(0.1)	(0.7)	—
Changes in other assets	(10.3)	(6.7)	(10.0)
Changes in pension, other post-retirement and other long-term liabilities	4.7	(14.3)	(0.6)
Changes in current operating assets and liabilities:
Accounts receivable, net	1.0	24.0	(45.3)
Inventories, net	(0.7)	—	(25.0)
Taxes receivable and taxes payable	(4.8)	(1.9)	5.6
Other current assets	22.4	(17.9)	15.8
Accounts payable	16.2	7.2	9.7
Accrued liabilities	(28.7)	19.4	2.5
Cash provided by operating activities	18.9	140.6	270.9
INVESTING ACTIVITIES
Capital expenditures	(87.9)	(64.6)	(61.3)
Proceeds from sale of property, plant and equipment	5.3	2.6	0.2
Cash used in investing activities	(82.6)	(62.0)	(61.1)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	—	—	205.9
Proceeds from issuance of common shares, share-based payment arrangements, net of shares tendered for taxes	0.2	0.7	0.1
Dividends paid to shareholders	(95.1)	(69.3)	—
Distributions paid to share-based award holders	(3.1)	(1.8)	—
Repayments of long-term debt	(155.0)	—	(333.3)
Repayments on revolving credit facility	—	—	(215.9)
Borrowings on long-term debt	322.6	—	—
Payments of financing costs	(12.6)	—	—
Excess tax benefit related to share-based payment arrangements	0.1	0.7	—
Cash provided by (used in) financing activities	57.1	(69.7)	(343.2)
Change in cash and cash equivalents	(6.6)	8.9	(133.4)
Cash and cash equivalents, beginning of period	42.7	33.8	167.2
Cash and cash equivalents, end of period	36.1	42.7	33.8
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
On May 18, 2007, Noranda AcquisitionCo purchased all of the outstanding shares of Noranda Intermediate from Xstrata PLC (together with its subsidiaries, "Xstrata"), and Xstrata (Schweiz) A.G., a direct wholly owned subsidiary of Xstrata. This transaction is referred to as the "Apollo Acquisition." The purchase price for Noranda Intermediate was $1,150.0 million, excluding acquisition costs. Subsequent to the Apollo Acquisition, certain members of our management contributed $1.9 million in cash through the purchase of common shares.
In August 2009, we completed an acquisition of our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or "Gramercy") and our bauxite mining operation in St. Ann, Jamaica (Noranda Bauxite Limited, or "St. Ann") whereby they became wholly owned subsidiaries. Previously, we held a 50% interest in Gramercy and in St. Ann.
On May 19, 2010, we completed an initial public offering ("IPO") of 11.5 million shares of common stock at an $8.00 per share public offering price on the New York Stock Exchange (NYSE: NOR). The net proceeds after the underwriting discounts, commissions, fees and expenses amounted to approximately $82.9 million. We used those net proceeds from the offering together with $95.9 million of proceeds from settling all outstanding fixed price aluminum hedges to (1) repurchase the $66.3 million remaining principal amount of outstanding Holdco Notes and (2) repay $110.0 million principal amount outstanding under the 2007 Term B Loan. The remaining $2.5 million was used for other corporate purposes. See Note 15, "Shareholders' Equity" for further discussion on the Company's common stock offerings.
In December 2010, we completed a follow-on offering of 11.5 million shares of common stock at an price offering of $11.35 per share. Aggregate net proceeds of the follow-on offering, after underwriting discounts, commission and other offering-related fees and expenses, were approximately $123.1 million. The net proceeds were used to repay $122.3 million principal amount outstanding under the 2007 Term B Loan, with the remaining balance of $0.8 million used for general corporate purposes.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In management's opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results, including the elimination of all intercompany accounts and transactions amongst our wholly owned subsidiaries.
Segment Reporting
We are a vertically integrated producer of value-added primary aluminum and high quality rolled aluminum coils. Our principal operations include an aluminum smelter in New Madrid, Missouri ("New Madrid") and four rolling mill plants in the Southeastern United States. New Madrid is supported by Gramercy and St. Ann. As discussed further in Note 2, "Segments", we report our activities in five segments: our Bauxite segment comprises the operations of St. Ann; our Alumina segment comprises the operations of Gramercy; our Primary Aluminum segment comprises the operations of New Madrid; and our Flat-Rolled Products segment comprises our four rolling mills, which are located in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Our Corporate expenses represent our fifth segment.
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
Cash Equivalents
Cash equivalents comprise cash and short-term, highly liquid investments with initial maturities of three months or less. We place our temporary cash investments with high credit quality financial institutions, which include money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. We consider our investments in money market funds to be available for use in our operations.
Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. We determine the allowance based on historical

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

write-off experience, current market trends and our assessment of the customer’s ability to pay outstanding balances. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
Inventories
Inventories are stated at the lower of cost or market ("LCM"). We use the last-in-first-out ("LIFO") method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost. The remaining inventories (principally supplies) are stated at cost using the first-in, first-out ("FIFO") method. Our Flat-Rolled Products inventories, our bauxite inventory at St. Ann, and our alumina and bauxite inventories at Gramercy are valued using a standard costing system, which gives rise to cost variances. Variances are capitalized to inventory in proportion to the quantity of inventory remaining at period end to quantities produced during the period. Variances are recorded such that ending inventory reflects actual costs based on the normal capacity of the production facilities, and excluding abnormal amounts of idle facility expense, freight, handling and spoilage. Maintenance supplies expected to be used in the next twelve months are included in inventories.
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
Self-Insurance
We are primarily self-insured for workers’ compensation. The self-insurance liability is determined based on claims filed but not paid and an estimate of claims incurred but not yet reported. Based on actuarially determined estimates and discount rates of 0.3% in 2012 and 0.4% in 2011, as of December 31, 2012 and 2011, we had $5.7 million and $4.6 million, respectively, of accrued liabilities and $15.0 million and $13.1 million, respectively, of other long-term liabilities related to these claims.
At each of December 31, 2012 and 2011, we held $1.9 million in a restricted cash account to secure the payment of workers’ compensation obligations. This restricted cash is included in other assets in the accompanying consolidated balance sheets.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or earlier upon the occurrence of certain triggering events.
Goodwill is evaluated for impairment at the reporting unit level which, in our circumstances, are the same as our reportable segments. Effective January 1, 2012, we adopted new accounting standards that simplify goodwill and other indefinite-lived intangible asset impairment tests by allowing a qualitative assessment to determine whether further impairment testing is necessary. As of December 31, 2012, we elected to evaluate goodwill and other indefinite-lived intangibles for impairment using the two-step process, which is based on a quantitative assessment. The first step is to compare the fair value of the reporting unit to its respective book value, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is determined in the same manner as the amount of goodwill recognized in a business combination. See Note 7, "Goodwill" and Note 8, "Other Intangible Assets" for further information.
Deferred Financing Costs
We capitalize costs to obtain debt and amortize them over the term of the related debt using the straight-line method, which approximates the effective interest method. We record deferred financing costs in the consolidated balance sheets as a component of other assets. When all or a portion of a loan is repaid, we charge the unamortized financing costs to interest expense.
Environmental Liabilities and Remediation Costs
Environmental liabilities
We are subject to environmental regulations which may create legal obligations to remediate or monitor certain environmental conditions present at our facilities. Liabilities for these obligations are accrued when it is probable that a liability has been incurred and the amount of loss can reasonably be estimated.
The measurement of environmental liabilities is based on an evaluation of currently available information with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. An environmental liability related to cleanup of a contaminated site might include, for example, an accrual for one or more of the following types of costs: site investigation and testing, cleanup, soil and water contamination, post-remediation monitoring, and outside legal fees.
As assessments and remediation progress at individual sites, the amount of projected cost is reviewed periodically, and the liability is adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Note 9, "Commitments and Contingencies" contains additional information on our environmental liabilities.
Environmental liabilities are undiscounted. The long and short-term portions of the environmental liabilities are recorded on the consolidated balance sheets in other long-term liabilities and accrued liabilities, respectively.
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
Asset Retirement Obligations
We are subject to environmental regulations which may create legal obligations related to the disposal of certain assets at the end of their lives. We recognize liabilities, at fair value, for existing legal asset retirement obligations which are based on estimated cash flows discounted at a credit-adjusted, risk-free rate. We adjust these liabilities for accretion costs and revisions in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and depreciation expense on these capitalized costs are recognized.
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations. The reclamation process is governed by the Government of Jamaica ("GOJ") regulations and includes filling the open mining pits and planting vegetation. GOJ regulations require the reclamation process to be completed within a certain period from the date a mining pit is mined-out, generally three years. Liabilities for reclamation are accrued as lands are disturbed and are based on the approximate number of hectares to be rehabilitated and the average expected cost per hectare.
Land Obligation
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options (the "St. Ann Land Obligation"). We account for the costs associated with fulfilling the St. Ann Land Obligation by recording an asset (included in other assets in our consolidated balance sheets) for the estimated cost of the consideration, with a corresponding liability (included in accrued liabilities and other long-term liabilities in our consolidated balance sheets). We amortize those costs over a three-year period, representing the approximate time the land is used for mining purposes, including reclamation (the "Mining Period").
In addition to the St. Ann Land Obligation, we have an agreement with the GOJ which requires us to fulfill obligations that pre-date St. Ann’s partnership with the GOJ. The costs to fulfill those obligations will be reimbursed by the GOJ up to a $4.3 million limit. St. Ann bears any costs in excess of that limit, including foreign currency adjustments (the "Predecessor Land Obligation"). At

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011, we had recorded a liability of $2.6 million and $2.4 million, respectively, for the amount we believe our costs to fulfill the Predecessor Land Obligation will exceed the $4.3 million limit.
For both the St. Ann Land Obligation and the Predecessor Land Obligation, we record the costs to acquire and develop the assets to be used to satisfy the obligations, such as land, land improvements, and housing, as property, plant and equipment in our consolidated balance sheets. As cash is paid or title to land, land improvements and houses is transferred, we reduce the asset and the corresponding land obligation.
Relocating residents occurs often over several years, requiring management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates; therefore, further adjustments to the St. Ann Land Obligation and the Predecessor Land Obligations may be necessary.
We amortize adjustments to the liabilities prospectively over the remaining amortization period in cases where the Mining Period has not been completed. As revisions are made in cases where the Mining Period is complete, we record additional expense in the period of revision.
Pensions and Other Post-Retirement Benefits
We sponsor defined benefit pension and OPEB plans for which we recognize expenses, assets and liabilities based on actuarial assumptions regarding the valuation of benefit obligations and the future performance of plan assets. We recognize the funded status of the plans as an asset or liability in the consolidated financial statements, measure defined benefit pension and OPEB plan assets and obligations as of the end of our fiscal year, and recognize the change in the funded status of defined benefit pension and OPEB plans in other comprehensive income. The primary assumptions used in calculating pension and OPEB expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, expected rate of return on plan assets and projected salary increases. These rates are estimated annually as of December 31.
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
Post-Employment Benefits
We provide certain benefits to former or inactive employees after employment but before retirement and accrue for the related cost over the service lives of the employees. These benefits include, among others, disability, severance and workers’ compensation. We are self-insured for these liabilities. At December 31, 2012 and 2011, we carried a liability totaling $0.8 million and $0.6 million, respectively, for these benefits, based on actuarially determined estimates. These estimates have not been discounted due to the short duration of the future payments.
Derivative Instruments and Hedging Activities
Derivatives are reported on the balance sheet at fair value. For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in fair value are initially recorded in other comprehensive income ("OCI") as a separate component of equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of changes in fair value is reported in gain on hedging activities immediately. For derivative instruments not designated as cash flow hedges, changes in the fair values are recognized in the consolidated statement of operations in the period of change.
U.S. GAAP permits entities that enter into master netting arrangements with the same counterparty as part of their derivative transactions to offset in their consolidated financial statements net derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements.
Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative assets and liabilities, accounts payable and long-term debt due to third parties. Financial instruments expose us to market and credit risks which, at times, may be concentrated with certain groups of counterparties. We periodically evaluate the financial condition of our counterparties and take appropriate action to minimize our risk of loss. We generally do not require collateral for trade receivables. At December 31, 2012, we did not have substantial doubt that any of our financial instrument counterparties had the ability to perform their obligations. Cash investments are held with major financial institutions and trading companies including registered broker dealers. The carrying values and fair values of our third-party debt and derivative instruments outstanding are presented in Note 10, "Long-Term Debt" and Note 14, "Derivative Financial Instruments". The remaining financial instruments are carried at amounts that approximate fair value.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Upon the exercise of stock options or the vesting of restricted stock, we generally issue new shares of common stock.
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
Foreign Currency Transactions and Translation
The primary economic currency of our Jamaican bauxite mining operation is the U.S. dollar. Certain transactions, such as payroll and local vendor payments, are made in currencies other than the U.S. dollar. These transactions are recorded at the rates of exchange prevailing on the dates of the transactions.
Exchange differences arising on the settlement of monetary items and on the re-measurement of monetary items are immaterial and are included in selling, general and administrative expenses in the consolidated statements of operations.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SEGMENTS
We manage and operate our business segments based on the markets we serve and the products we produce.
Segment profit (in which certain items, primarily non-recurring costs or non-cash expenses, are not allocated to the segments and in which certain items, primarily the income statement effects of current period cash settlements of hedges, are allocated to the segments) is a measure used by management as a basis for evaluating segment performance and resource allocation.
We have five reportable segments:

•	Bauxite – Mines and produces the bauxite used for alumina production at our Gramercy refinery. The remaining bauxite is sold to a third party.

•
Alumina – Chemically refines and converts bauxite into alumina, which is the principal raw material used in the production of primary aluminum. The Gramercy refinery is the source for the majority of our New Madrid smelter’s alumina requirements. The remaining alumina production at the Gramercy refinery in the form of smelter grade alumina and alumina hydrate, or chemical-grade alumina, is sold to third parties.

•	Primary Aluminum – Produces value-added aluminum products in several forms, including billet, rod, high purity sow and foundry. The Primary Aluminum segment also produces commodity grade sow.

•	Flat-Rolled Products – Produces rolled aluminum products such as finstock and container stock.

•	Corporate – Reflects costs of corporate operations.
The accounting policies of the segments are the same as those described in Note 1, "Accounting Policies".
Major Customer Information
During 2012 and 2010, we had no major customers which represented more than 10% of our consolidated revenue. In 2011, sales to one customer within our Alumina segment totaled $148.6 million (nearly 10% of our 2011 consolidated revenue).
Geographic Region Information
Substantially all of our sales are within the United States. Revenues from external customers attributed to foreign countries were immaterial during 2012, 2011 and 2010. All long-lived assets are located in the United States, except those assets of our bauxite mining operation in Jamaica, which totaled $61.3 million at December 31, 2012 and $57.3 million at December 31, 2011.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Business by Segment
The following is operating and asset information for our reportable segments (in millions):

	Year ended December 31, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	50.9	208.0	555.1	580.9	—	—	1,394.9
Intersegment	79.3	141.1	75.5	—	—	(295.9)	—
Total sales	130.2	349.1	630.6	580.9	—	(295.9)	1,394.9

Capital expenditures	7.7	19.7	43.1	14.3	3.1	—	87.9
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(0.2)	35.0	76.7	51.4	(29.5)	1.3	134.7
Depreciation and amortization, net	(8.7)	(21.6)	(48.3)	(18.6)	(1.3)	—	(98.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	5.6	4.1	—	—	9.7
Gain on disposal of assets, net	0.3	0.1	0.1	4.5	—	—	5.0
Non-cash pension, accretion and stock compensation	—	(0.8)	(5.9)	(4.9)	(5.9)	—	(17.5)
Relocation and severance	—	(0.1)	(0.2)	(0.3)	(0.3)	—	(0.9)
Consulting and sponsor fees	—	—	—	—	(0.7)	—	(0.7)
Cash settlements on hedging transactions	—	—	0.9	6.8	—	—	7.7
Other, net	(0.2)	(0.5)	(4.1)	(0.5)	0.9	(0.5)	(4.9)
Operating income (loss)	(8.8)	12.1	24.8	42.5	(36.8)	0.8	34.6
Interest expense, net							33.1
Gain on hedging activities, net							(81.2)
Debt refinancing expense							8.1
Total other income							(40.0)
Income before income taxes							74.6
During 2012, we incurred $4.1 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter. This is reflected in the table above in "Other, net."

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	68.0	234.9	645.7	611.2	—	—	1,559.8
Intersegment	83.0	168.2	78.4	—	—	(329.6)	—
Total sales	151.0	403.1	724.1	611.2	—	(329.6)	1,559.8

Capital expenditures	8.2	14.0	30.3	11.1	1.0	—	64.6
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	18.5	78.4	140.3	48.3	(27.9)	4.3	261.9
Depreciation and amortization	(10.8)	(21.0)	(46.0)	(18.6)	(1.3)	—	(97.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(5.5)	(8.7)	—	1.6	(12.6)
Gain (loss) on disposal of assets	0.7	—	(2.8)	(1.2)	—	—	(3.3)
Non-cash pension, accretion and stock compensation	(0.4)	(0.6)	(2.9)	(2.5)	(6.0)	—	(12.4)
Relocation and severance	—	(0.2)	(1.2)	(0.9)	(0.6)	—	(2.9)
Consulting and sponsor fees	—	—	—	(0.1)	(2.2)	—	(2.3)
Cash settlements on hedging transactions	—	—	0.3	(0.4)	—	—	(0.1)
Other, net	—	(0.7)	—	—	(3.4)	(5.1)	(9.2)
Operating income (loss)	8.0	55.9	82.2	15.9	(41.4)	0.8	121.4
Interest expense, net							21.5
Gain on hedging activities, net							(86.4)
Total other income							(64.9)
Income before income taxes							186.3

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2010
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	54.9	222.8	495.9	521.3	—	—	1,294.9
Intersegment	65.5	142.6	125.4	0.1	—	(333.6)	—
Total sales	120.4	365.4	621.3	521.4	—	(333.6)	1,294.9

Capital Expenditures	7.7	11.1	26.4	14.3	1.8	—	61.3
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	23.8	61.9	112.2	50.0	(26.9)	(4.9)	216.1
Depreciation and amortization	(9.6)	(19.3)	(48.3)	(20.5)	(1.0)	—	(98.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(6.1)	3.7	—	(1.7)	(4.1)
Loss on disposal of assets	—	—	(3.3)	(0.6)	(0.1)	—	(4.0)
Non-cash pension, accretion and stock compensation	(0.8)	(1.1)	(3.3)	(2.4)	(7.3)	—	(14.9)
Restructuring, relocation and severance	(3.2)	(1.5)	(2.0)	(1.5)	(3.7)	—	(11.9)
Consulting and sponsor fees	—	—	—	—	(18.9)	—	(18.9)
Cash settlements on hedging transactions	—	—	0.1	(2.5)	—	—	(2.4)
Other, net	0.1	1.1	(0.1)	—	0.7	4.5	6.3
Operating income (loss)	10.3	41.1	49.2	26.2	(57.2)	(2.1)	67.5
Interest expense, net							31.1
Gain on hedging activities, net							(65.6)
Loss on debt repurchase							0.1
Total other income							(34.4)
Income before income taxes							101.9

	December 31,
	2012	2011
Segment assets:	$	$
Bauxite	154.3	148.3
Alumina	238.0	241.7
Primary Aluminum	534.2	574.5
Flat-Rolled Products	374.2	367.5
Corporate	84.0	83.6
Eliminations	(27.0)	(38.1)
	1,357.7	1,377.5

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying consolidated statements of cash flows included (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Depreciation of property, plant and equipment	87.3	84.6	88.8
Amortization of intangible assets	5.9	5.9	6.0
Amortization of other long-term assets	5.3	7.2	3.9
Total depreciation and amortization	98.5	97.7	98.7
Prior to fourth quarter 2012, we recorded a loss on disposal of abandoned fixed assets equal to the carrying value of the fixed assets upon abandonment, rather than accelerating depreciation. During fourth quarter 2012, we reclassified $3.3 million of losses related to fixed assets abandoned in the first nine months of 2012 from loss on disposal of fixed assets to depreciation expense. Losses on disposal of fixed assets and depreciation expense are included in selling, general and administrative expenses and cost of goods sold, respectively, in our consolidated statements of operations. The impact of this reclassification is not material to our 2012 consolidated financial statements. We have also evaluated the materiality of 2011 and 2010 losses on disposal of abandoned fixed assets from a qualitative and quantitative perspective and determined them to be immaterial to our 2011 and 2010 consolidated financial statements. As a result, we have not adjusted any previously issued consolidated financial statements.
Cash paid for interest and income taxes was as follows (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Interest paid	31.6	10.6	7.6
U.S. Federal and state income taxes paid	32.3	78.8	14.2
Jamaican income taxes paid	—	4.0	10.0
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $3.7 million, $8.7 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are not reflected as capital expenditures in the consolidated statements of cash flows. For the years ended December 31, 2012, 2011 and 2010, we capitalized interest of $1.1 million, $0.9 million and $0.4 million, respectively, related to long-term capital projects.
During 2012, we received net proceeds of $4.5 million upon the sale of idle mill equipment from our Flat-Rolled Products segment. This gain is included in (gain) loss on disposal of assets in the consolidated statement of cash flows for the year ended December 31, 2012.
During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011. For subsequent periods, Noranda AcquisitionCo is required to pay all interest in cash. During the year ended December 31, 2010, we issued a total of $18.0 million of AcquisitionCo Notes and $2.3 million of HoldCo Notes as payment-in-kind for interest due.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated statements of equity:
Changes in AOCI were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax benefit (expense) related to unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax benefit (expense) related to unrealized gain or loss on derivatives	Total, net of tax
	$	$	$	$	$
Balance, December 31, 2009	(86.4)	32.2	312.3	(113.3)	144.8
Amounts recorded to OCI for the year ended December 31, 2010	(18.4)	6.5	(23.1)	8.4	(26.6)
Reclassification of amounts realized in net income	5.4	(1.9)	(82.1)	29.9	(48.7)
Balance, December 31, 2010	(99.4)	36.8	207.1	(75.0)	69.5
Amounts recorded to OCI for the year ended December 31, 2011	(70.4)	26.6	(14.3)	5.3	(52.8)
Reclassification of amounts realized in net income	6.0	(2.2)	(98.7)	35.8	(59.1)
Balance, December 31, 2011	(163.8)	61.2	94.1	(33.9)	(42.4)
Amounts recorded to OCI for the year ended December 31, 2012	(24.3)	9.6	(3.5)	1.3	(16.9)
Reclassification of amounts realized in net income	11.9	(4.7)	(84.2)	30.6	(46.4)
Balance, December 31, 2012	(176.2)	66.1	6.4	(2.0)	(105.7)
Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	December 31,
	2012	2011
	$	$
Cash	26.1	39.8
Money market funds	10.0	2.9
Total cash and cash equivalents	36.1	42.7
Accounts receivable, net, consisted of the following (in millions):

	December 31,
	2012	2011
	$	$
Trade	106.8	107.7
Allowance for doubtful accounts	(0.2)	(0.1)
Total accounts receivable, net	106.6	107.6
Other current assets consisted of the following (in millions):

	December 31,
	2012	2011
	$	$
Current foreign deferred tax asset	2.6	3.3
Employee loans receivable, net	2.0	2.2
Current derivative assets (see Note 14, "Derivative Financial Instruments")	2.5	2.0
Restricted cash (see Note 9, "Commitments and Contingencies")	—	30.1
Other current assets	11.8	3.7
Total other current assets	18.9	41.3

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consisted of the following (in millions):

	December 31,
	2012	2011
	$	$
Deferred financing costs, net of amortization	9.3	8.1
Cash surrender value of life insurance	26.3	25.1
Pension asset (see Note 12, "Pensions and Other Post-Retirement Benefits")	9.7	7.0
Restricted cash (see Note 1, "Accounting Policies" and Note 11, "Asset Retirement and Other Obligations")	12.8	12.7
Supplies	13.0	12.7
Prepaid Jamaican income taxes	12.7	6.0
Derivative asset	0.1	—
Other	12.2	10.0
Total other assets	96.1	81.6
Accrued liabilities consisted of the following (in millions):

	December 31,
	2012	2011
	$	$
Compensation and benefits	17.4	22.5
Workers’ compensation	5.7	4.6
Other operating expenses	15.6	11.1
Power rate case related accruals (see Note 9, "Commitments and Contingencies")	—	30.1
Accrued interest	2.0	2.4
Asset retirement obligations (see Note 11, "Asset Retirement and Other Obligations")	2.4	1.8
Land obligation (see Note 11 "Asset Retirement and Other Obligations")	4.9	4.3
Reclamation obligation (see Note 11, "Asset Retirement and Other Obligations")	2.5	2.8
Environmental remediation obligations (see Note 9, "Commitments and Contingencies")	2.0	1.9
Obligations to the Government of Jamaica (see Note 20, "Non-Controlling Interest")	5.3	4.7
Pension and other post-retirement liabilities (see Note 12, "Pensions and Other Post-Retirement Benefits")	0.9	0.9
Restricted stock unit liability awards (see Note 16, "Share-Based Payments")	0.1	0.2
Total accrued liabilities	58.8	87.3
Other long-term liabilities consisted of the following (in millions):

	December 31,
	2012	2011
	$	$
Reserve for uncertain tax positions (see Note 18, "Income Taxes")	0.8	0.8
Workers’ compensation	15.0	13.1
Asset retirement obligations (see Note 11, "Asset Retirement and Other Obligations")	13.4	13.9
Land obligation (see Note 11, "Asset Retirement and Other Obligations")	9.2	8.9
Reclamation obligation (see Note 11, "Asset Retirement and Other Obligations")	—	1.8
Environmental remediation obligations (see Note 9, "Commitments and Contingencies")	1.2	2.2
Deferred compensation and other	12.7	5.5
Total other long-term liabilities	52.3	46.2

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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The inputs used in applying valuation techniques include assumptions that market participants would use in pricing the asset or liability (i.e., assumptions about risk). Inputs may be observable or unobservable. We classify the inputs used in our valuation techniques in accordance with the fair value hierarchy established by accounting guidance. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
Level 1 inputs – Inputs valued based on unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information regularly. Fair value measurements classified as Level 1 may include financial instruments valued using inputs which are directly-held or broker-held exchange-traded derivatives or listed equities.
Level 2 inputs – Inputs other than those classified in Level 1, which are either directly or indirectly observable as of the reporting date. A Level 2 input must be observable for substantially the full term of the asset or liability. Fair value measurements that may fall into Level 2 could include financial instruments with observable inputs such as interest rates or yield curves.
Level 3 inputs – Unobservable inputs that reflect our consideration of the assumptions market participants would use in pricing the asset or liability. Fair value measurements that may be classified as Level 3 could, for example, be determined from our internally developed model that results in our best estimate of fair value. Fair value measurements that may fall into Level 3 could include certain structured derivatives or financial products that are specifically tailored to a customer’s needs.
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
Valuations on a recurring basis
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	10.0	—	—	10.0
Derivative assets	—	3.1	1.1	4.2
Derivative liabilities	—	(3.4)	—	(3.4)
RSU liability awards	(0.1)	—	—	(0.1)
Noranda pension plan assets:
Equity securities:
Diversified common stocks	85.1	81.9	5.0	172.0
Global equity securities	—	11.2	—	11.2
Diversified fixed income mutual fund	102.6	—	—	102.6
Cash and cash equivalents	1.3	0.2	—	1.5
Total Noranda pension plan assets	189.0	93.3	5.0	287.3
St. Ann pension plan assets:
Global equity securities	—	7.8	—	7.8
Fixed income securities:
GOJ bonds	—	15.3	—	15.3
Global corporate bonds	—	0.7	—	0.7
Real estate	—	1.5	—	1.5
Other	—	3.3	—	3.3
Total St. Ann pension plan assets	—	28.6	—	28.6
Total	198.9	121.6	6.1	326.6

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	2.9	—	—	2.9
Derivative assets	—	2.5	—	2.5
Derivative liabilities	—	(41.5)	—	(41.5)
RSU liability awards	(0.2)	—	—	(0.2)
Noranda pension plan assets:
Equity securities:
Diversified common stock mutual fund	69.7	70.4	4.6	144.7
Global equity securities	—	9.6	—	9.6
Diversified fixed income mutual fund	91.0	—	—	91.0
Cash and cash equivalents	1.3	0.3	—	1.6
Total Noranda pension plan assets	162.0	80.3	4.6	246.9
St. Ann pension plan assets:
Global equity securities	—	7.9	—	7.9
Fixed income securities:
GOJ bonds	—	15.5	—	15.5
Global corporate bonds	—	0.7	—	0.7
Real estate	—	1.3	—	1.3
Other	—	3.0	—	3.0
Total St. Ann pension plan assets	—	28.4	—	28.4
Total	164.7	69.7	4.6	239.0
Changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011
	$	$
Fair value, beginning of year	4.6	3.6
Additional investment	—	—
Return on assets	0.4	1.0
Fair value, end of year	5.0	4.6
Changes in the fair value of the variable-price Midwest Premium contracts classified as Level 3 for the year ended December 31, 2012 were as follows:

Year ended December 31, 2012
$
Fair value, beginning of year	—
Purchases	2.1
Changes in fair value	0.7
Settlements	(1.7)
Fair value, end of year	1.1
We classify temporary cash investments with high credit quality financial institutions as cash equivalents. Cash equivalents include money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments were valued based upon unadjusted, quoted prices in active markets and were classified within Level 1.
We discuss our derivative instruments in Note 14, "Derivative Financial Instruments." Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves and current market prices for those assets and liabilities. Substantially all of the inputs were observable throughout the full term of the instrument. Merrill Lynch is the counterparty for our variable price aluminum offset swaps and the natural gas swaps we held until fourth quarter 2012. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using current market prices and management's estimate of future U.S. Midwest premium prices.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Note 16, "Share-Based Payments" we discuss RSU liability awards. The fair value of this Level 1 liability was determined based on the closing market price of our common stock at each balance sheet date.
We value pension plan assets based upon the fair market value of the underlying investments. Plan assets directly invested in active exchange-traded debt and equity securities were classified within Level 1. We classified investments that do not have guaranteed liquidity and investments in limited partnerships, pooled investment funds, or unit trusts as Level 2 or Level 3, depending on management's assessment of the liquidity or the transferability of the investment. We classified pension plan assets with underlying investments in limited partnerships for which significant unobservable inputs were used to determine fair value as Level 3.
In Note 10, "Long-Term Debt" we disclose the fair values of our debt instruments. The fair value of our AcquisitionCo Notes was based on recent market transactions. We classified the AcquisitionCo Notes as Level 2. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the term B loan and revolving credit facility are based on interest rates available at each balance sheet date. These instruments are classified as Level 2.
Valuations on a non-recurring basis
Goodwill, trade name, investment in affiliates, and asset retirement obligations
Fair value of goodwill, trade name, investment in affiliates and asset retirement obligations are measured using management’s assumptions about future profitability and cash flows, using a market participant approach. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows, which we believe reflects the best estimates at the date the valuations were performed.

5.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 25% and 26% of total inventories, at cost, at December 31, 2012 and 2011, respectively.
Inventories, net, consisted of the following (in millions):

	December 31,
	2012	2011
	$	$
Raw materials, at cost	63.5	71.2
Work-in-process, at cost	58.9	51.7
Finished goods, at cost	29.5	26.3
Total inventories, at cost	151.9	149.2
LIFO adjustment	15.7	10.3
LCM reserve	(7.1)	(11.5)
Inventories, at lower of cost or market	160.5	148.0
Supplies	35.3	38.5
Total inventories, net	195.8	186.5
Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. Non-current maintenance supplies are included in other assets in the accompanying consolidated balance sheets.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. There were no decrements in inventory quantities during the year ended December 31, 2012. During the year ended December 31, 2011, we recorded a LIFO loss of $3.6 million in the Flat-Rolled Products segment due to decrements in inventory quantities.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

				December 31,
	Estimated useful lives			2012	2011
	(in years)			$	$
Land				50.4	49.2
Buildings and improvements	10	–	47	151.0	128.2
Machinery and equipment	3	–	50	876.9	831.3
Construction in progress				48.2	59.1
Property, plant and equipment, at cost				1,126.5	1,067.8
Accumulated depreciation				(432.0)	(368.0)
Total property, plant and equipment, net				694.5	699.8
Depreciation expense on property, plant and equipment consisted of the following amounts (in millions):

Year ended December 31,	$
2012	87.3
2011	84.6
2010	88.8

7.    GOODWILL
Changes in the carrying amount of goodwill were as follows (in millions):

	Primary Aluminum		Flat-Rolled Products
	Gross Value of Goodwill	Cumulative Impairment	Gross Value of Goodwill	Cumulative Impairment	Total
	$	$	$	$	$
Balance, December 31, 2012	137.6	—	130.7	(130.7)	137.6
Balance, December 31, 2011	137.6	—	130.7	(130.7)	137.6
Balance, December 31, 2010	137.6	—	130.7	(130.7)	137.6
Impairments
Our annual impairment tests performed as of October 1, 2012, 2011 and 2010 resulted in no impairment to goodwill. Our impairment analysis includes assumptions about future profitability and cash flows, which we believe reflect our best estimates at the date the valuations are performed. The estimates are based on information that is known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employ will be materially different from the actual amounts or results, and that additional impairment charges may be necessary in the future.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    OTHER INTANGIBLE ASSETS
Intangible assets, net, consisted of the following (in millions):

		December 31,
	Weighted-average life	2012	2011
	(in years)	$	$
Non-amortizable:
Trade names	Indefinite	17.7	17.7
Amortizable:
Customer relationships	13.0	71.0	71.0
Other	2.5	0.7	0.7
Total other intangible assets, gross		89.4	89.4
Accumulated amortization		(28.2)	(22.3)
Total other intangible assets, net		61.2	67.1
Amortization expense related to intangible assets is included as a component of selling, general and administrative expenses in our consolidated statements of operations. Amortization expense related to intangibles was (in millions):

Year ended December 31,	$
2012	5.9
2011	5.9
2010	6.0
Expected amortization of intangible assets for each of the next five years is as follows (in millions):

Year ended December 31,	$
2013	5.9
2014	5.9
2015	5.9
2016	5.5
2017	4.5
Impairments
Our annual impairment tests performed in the fourth quarters of 2012, 2011 and 2010 resulted in no impairment to our indefinite-lived intangible assets. Future impairment charges could be required if we do not achieve cash flow, revenue and profitability projections.

9.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
As of December 31, 2012, approximately 1,700 (or approximately 68%) of our employees were union members.
We are a party to seven collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers ("IAMAW"); the University and Allied Workers Union ("UAWU"); the Union of Technical, Administrative and Supervisory Personnel ("UTASP"); and the Bustamante Industrial Trade Union ("BITU").

•	An agreement at St. Ann with the UTASP covering a small portion of our St. Ann workforce was signed in July 2012, and will expire in December 2013.

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We are expecting to receive a claim for a new contract in first quarter 2013.

•	An agreement at New Madrid with the USWA was signed in September 2012. The agreement covers approximately 84% of our New Madrid workforce. The new agreement will expire in August 2017.

•	The agreement at Gramercy with the USWA covers approximately 71% of our workforce and will expire in September 2015.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	An agreement at our Salisbury rolling mill was signed with the USWA in November 2012. This contract covers approximately 89% of our Salisbury workforce and will expire in November 2016.

•	The agreement in place with the UAWU, covering the majority of our St. Ann union employees, expires in April 2013. We are expecting to receive a claim for a new contract in second quarter 2013.

•	The agreement in place with the IAMAW at our Newport rolling mill covers approximately 88% of the workforce and extends through May 2014.
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
In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur material capital and operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term power purchase agreement with Ameren pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $3.7 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause ("FAC").
On February 3, 2012, Ameren filed a new rate case with the MoPSC seeking a 14.6% base rate increase. In December 2012, the MoPSC ruled on this rate case by approving an overall 10.0% base rate increase, resulting in a 6.6% base rate increase for New Madrid, effective January 2013.
We are currently a party to the appeal of several rate-related issues, including the rate increase approved by the MoPSC in December 2012 and the amount of cost increases related to the FAC. Despite these appeals, our consolidated financial statements reflect our payment of power costs at the enacted rates. As of December 31, 2011, other current assets (see Note 3, "Supplemental Financial Statement Information" to our consolidated financial statements) included $30.1 million for amounts held in escrow related to prior rate-related appeals, with corresponding liabilities recorded in accrued liabilities. On November 7, 2011, the Missouri Court of Appeals issued a decision to uphold the MoPSC's January 2009 rate increase approval and, as a result, the escrowed funds were released to Ameren during first quarter 2012. The release of these funds did not result in any impact to our operating results, working capital or net assets. We had no disputed amounts held in escrow as of December 31, 2012.
Operating Leases
We operate certain office, manufacturing and warehouse facilities under operating leases. In most cases, we expect leases to be renewed or replaced with other leases when they expire.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense for all operating leases except those with terms of one month or less that were not renewed totaled $2.5 million, $3.4 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2012 follows (in millions):

Year ended December 31,	$
2013	1.7
2014	0.9
2015	0.7
2016	0.8
2017	0.7
Thereafter	—
Other Contingencies
We have contractual obligations to reimburse certain maintenance costs to the third party owners of the ships which transport bauxite from St. Ann to Gramercy. In February 2011, in connection with terminating our contract with our then-shipping provider, we finalized negotiations with the third party owner of the ships, which provided additional evidence with respect to conditions that existed at December 31, 2010. As a result, we reduced our recorded liability for these maintenance costs as of December 31, 2010. The effect of this change in estimate was to reduce cost of goods sold in the Alumina segment by $4.5 million for the year ended December 31, 2010.

10.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	December 31, 2012			December 31, 2011
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
Noranda AcquisitionCo:
Senior Floating Rate Notes due 2015 ("AcquisitionCo Notes")	275.3	258.8	4.52%	350.3	324.0	4.66%
Term B Loan, net	320.4	320.4	5.75%	78.2	78.2	2.05%
Total debt, net	595.7			428.5
Less: current portion	(3.3)			(2.4)
Long-term debt, net	592.4			426.1
In first quarter 2012, we refinanced our 2007 Senior Secured Credit Facilities and entered into the 2012 Senior Secured Credit Facilities, consisting of a term B loan that matures February 2019 (or earlier, as described below) with an original principal amount of $325.0 million (the "2012 Term B Loan") and a $250.0 million asset-backed revolving credit facility that matures in February 2017 (or earlier, as described below), which includes borrowing capacity available for letters of credit and for borrowing on same-day notice (the "2012 Revolver").
We also repaid the remaining $78.2 million balance of the 2007 Term B Loan. We refer to this transaction as the "2012 Refinancing." Using proceeds from the 2012 Refinancing, Noranda AcquisitionCo repurchased $75.0 million in aggregate principal amount of AcquisitionCo Notes (the "2012 Tender Offer").
We recorded debt refinancing expense of $8.1 million related to the 2012 Refinancing, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to the existing senior secured credit facilities.
As of December 31, 2012, the amount outstanding under the 2012 Term B Loan is recorded in our accompanying consolidated balance sheet net of $2.2 million of unamortized discount.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt maturities over each of the next five years and thereafter are as follows (in millions):

$
2013	3.3
2014	3.3
2015	278.6
2016	3.3
2017	3.3
Thereafter	306.1
Total debt	597.9
The debt maturity schedule above does not reflect the effect of any optional repayments we may elect to make on our outstanding debt.
In December 2012, we entered into a financing agreement with a third party which allows us to borrow a maximum of $20.0 million during 2013 to fund capital improvements at our St. Ann bauxite mine to increase our shipping capacity. As of December 31, 2012, the line of credit was undrawn.
Debt Repurchase
During 2012, we repurchased $75.0 million in aggregate principal amount of the AcquisitionCo Notes as described above. We did not repurchase any debt during the year ended December 31, 2011.
During 2010, we repaid $249.9 million and $215.9 million of aggregate principal balances on the 2007 Term B Loan and 2007 Revolver, respectively, and we repurchased $66.3 million and $20.6 million aggregate principal balance of our HoldCo Notes and AcquisitionCo Notes, respectively. The aggregate carrying amount of $549.2 million was repurchased or repaid for $549.3 million, resulting in a loss on debt repurchase of $0.1 million for the year ended December 31, 2010.
2012 Senior Secured Credit Facilities
2012 Term B Loan
The 2012 Term B Loan consists of an initial borrowing of $325.0 million. The credit agreement governing the 2012 Term B Loan also permits Noranda AcquisitionCo to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $100.0 million and (2) an amount such that, after giving effect to such incremental borrowing, Noranda AcquisitionCo will have a total net senior secured leverage ratio of not greater than 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such borrowings.
Obligations of Noranda AcquisitionCo under the 2012 Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently NHB Capital LLC ("NHB"), in which we have a 100% ownership interest, is our only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are second priority (subordinate to the liens in favor of the 2012 Revolver) with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.
All outstanding principal and interest under the 2012 Term B Loan will be due and payable on the earlier of (i) February 28, 2019 and (ii) 91 days prior to the maturity of the AcquisitionCo Notes, if more than $100.0 million of the principal amount of the AcquisitionCo Notes remains outstanding on such date. The 2012 Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable in quarterly installments of $0.8 million, with the balance due on the maturity date.
Noranda AcquisitionCo may prepay amounts outstanding under the 2012 Term B Loan at any time. If such prepayment were made on or prior to the first anniversary of the date of the 2012 Term B Loan as a result of certain refinancing or repricing transactions, Noranda AcquisitionCo would have been required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. No such fees were incurred in 2012. Subject to certain exceptions, the 2012 Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of annual excess cash flow, which percentage is based upon Noranda AcquisitionCo's total net senior secured leverage ratio. During 2012, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement, nor, given our 2012 financial results, will any mandatory prepayments be due pursuant to the cash flow sweep provisions of the credit agreement during 2013.
Borrowings under the 2012 Term B Loan bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner (provided such base rate shall not be less than 2.25%) or (b) an adjusted

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate shall not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The 2012 Term B Loan contains certain customary affirmative and negative covenants, restrictions and events of default.
2012 Revolver
Subject to certain exceptions, maximum availability under the 2012 Revolver is equal to the lesser of (1) $250.0 million and (2) a borrowing base equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (A) 80% of the lesser of the original cost or market value of eligible inventory and (B) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves. The borrowers may request the issuance of letters of credit up to an aggregate face amount of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the 2012 Revolver. The 2012 Revolver also permits Noranda AcquisitionCo to incur incremental commitments thereunder in an aggregate principal amount of up to $100.0 million. Incremental commitments are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such commitments.
Obligations of the borrowers under the 2012 Revolver are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently, NHB is the only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are first priority with respect to accounts receivable, inventory and certain related assets and second priority (subordinate to the liens in favor of the 2012 Term B Loan) with respect to all other pledged assets.
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
Borrowings under the 2012 Revolver bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin is determined based on Noranda AcquisitionCo's average quarterly excess availability under the 2012 Revolver. The applicable margin ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.5% to 2.00% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.
The 2012 Revolver contains certain customary affirmative and negative covenants, restrictions and events of default. If availability under the 2012 Revolver is less than certain minimum threshold amounts, Noranda AcquisitionCo must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0.
Outstanding letters of credit on the 2012 Revolver were $31.1 million at December 31, 2012. Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of December 31, 2012, we are effectively required to maintain $20.0 million of available borrowing capacity under our 2012 Revolver. This restriction will be removed when the ratio meets the required threshold. Our effective borrowing capacity calculated as of December 31, 2012 was $118.6 million.
2007 Senior Secured Credit Facilities
Prior to the 2012 Refinancing, Noranda AcquisitionCo was a party to senior secured credit facilities, as follows:

•	a term B loan that would have matured May 2014 with an original principal amount of $500.0 million, of which $78.2 million remained outstanding as of December 31, 2011 (the "2007 Term B Loan"); and

•
a $250.0 million revolving credit facility that would have matured in May 2013, which included borrowing capacity available for letters of credit and for borrowing on same-day notice (the "2007 Revolver"). We had no outstanding balance under the revolving credit facility at December 31, 2011. As of December 31, 2011, we had $213.3 million available for borrowing, which was net of $29.4 million outstanding letters of credit.

The 2007 Senior Secured Credit Facilities were guaranteed by us and by all existing and future direct and indirect wholly owned domestic subsidiaries of Noranda AcquisitionCo, subject to certain exceptions. The 2007 Senior Secured Credit Facilities were secured by first priority pledges of all of the equity interests in Noranda AcquisitionCo and by first priority security interests in substantially all of the assets of Noranda AcquisitionCo and its subsidiaries that guaranteed the 2007 Senior Secured Credit Facilities.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Noranda AcquisitionCo was required to prepay amounts outstanding under the credit agreement based on an amount equal to 50% of our Excess Cash Flow (as calculated in accordance with the terms of the credit agreement governing the 2007 Term B Loan) within 95 days after the end of each fiscal year. During 2011, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement. The payment due in 2012 would have been $24.2 million; however, the 2007 Term B Loan was repaid in its entirety in connection with the 2012 Refinancing.
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
In addition to paying interest on outstanding principal under the 2007 Revolver, Noranda AcquisitionCo was required to pay:

•
a commitment fee to the lenders under the 2007 Revolver in respect of unutilized commitments at a rate equal to 0.5% per annum subject to step down if certain financial thresholds were met (0.38% at December 31, 2011); and

•
additional fees related to outstanding letters of credit under the 2007 Revolver at a rate equal to the margin applicable to loans under the 2007 Revolver of 2.0% per annum, subject to step down if certain financial thresholds were met (1.75% per annum at December 31, 2011).

Noranda AcquisitionCo Notes
On May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015. The AcquisitionCo Notes mature on May 15, 2015. Through May 15, 2011, Noranda AcquisitionCo was permitted to elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes by paying interest entirely in kind ("PIK interest") or (iii) 50% in cash and 50% in PIK interest. For any subsequent period after May 15, 2011, Noranda AcquisitionCo must pay all interest in cash. The AcquisitionCo Notes cash interest accrues at six-month LIBOR plus 4.0% per annum, reset semi-annually. During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011.
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB and St. Ann are not guarantors of the senior secured credit facilities and are not guarantors of the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the subsidiary guarantors. The guarantee by Noranda HoldCo is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda HoldCo at any time. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries.
If the AcquisitionCo Notes would otherwise constitute applicable high yield discount obligations ("AHYDO") within the meaning of applicable U.S. federal income tax law, Noranda AcquisitionCo will be required to make mandatory principal redemption payments in cash at such times and in such amounts as is necessary to prevent the AcquisitionCo Notes from being treated as an AHYDO.
The indenture governing the AcquisitionCo Notes contains certain customary affirmative and negative covenants, restrictions and events of default.
Certain covenants
Certain covenants contained in our debt agreements governing our 2012 Senior Secured Credit Facilities and the indenture governing our AcquisitionCo Notes restrict our ability to take certain actions if we are unable to meet certain ratios of Adjusted EBITDA to fixed charges and Net Debt, Senior Secured Net Debt and Senior First Lien Secured Net Debt to Adjusted EBITDA. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. In addition to the restrictive covenants described above, upon the occurrence of certain events, such as a change of control, our debt agreements could require that we repay or refinance our indebtedness.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations. See Note 1, "Accounting Policies" for further information. The entire reclamation obligation of $2.5 million at December 31, 2012 was classified as current. The current and long-term portions of our reclamation obligation were $2.8 million and $1.8 million, respectively, at December 31, 2011. These amounts are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
A summary of our reclamation obligations activity at St. Ann follows (in millions):

	Year ended December 31,
	2012	2011
	$	$
Balance, beginning of period	4.6	9.4
Additional liabilities incurred	3.1	0.4
Liabilities settled	(5.2)	(5.2)
Balance, end of period	2.5	4.6
Land Obligation
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options ("St. Ann Land Obligation"). See Note 1, "Accounting Policies" for further information. Our current and long-term portions of the St. Ann Land Obligation were $4.9 million and $9.2 million, respectively, at December 31, 2012 and $4.3 million and $8.9 million, respectively, at December 31, 2011 and are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
A summary of our St. Ann Land Obligation activity follows (in millions):

	Year ended December 31,
	2012	2011
	$	$
Balance, beginning of period	13.2	6.7
Additional liabilities incurred	1.7	1.8
Liabilities settled	(0.8)	(0.6)
Revisions to the obligation	—	5.3
Balance, end of period	14.1	13.2
During 2011, we determined that the information that gave rise to revisions to the land obligation recorded during 2011 was known or knowable at December 31, 2010. As a result, cost of goods sold was overstated in the year ended December 31, 2011 by $5.3 million related to revisions to the obligation. We have evaluated the materiality of the error from a qualitative and quantitative perspective and determined it to be immaterial to our 2011 and 2010 consolidated financial statements.
Asset Retirement Obligations
Our asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of red mud lakes at the Gramercy facility, where Gramercy disposes of wastes from its refining process.
The current portion of the liability of $2.4 million and $1.8 million at December 31, 2012 and 2011, respectively, related to the disposal of spent pot-liners at New Madrid and was recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $13.4 million and $13.9 million at December 31, 2012 and 2011, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheets.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our asset retirement obligations activity follows (in millions):

	Year ended December 31,
	2012	2011
	$	$
Balance, beginning of period	15.7	14.9
Additional liabilities incurred	1.1	0.9
Liabilities settled	(1.9)	(0.9)
Accretion	0.9	0.8
Balance, end of period	15.8	15.7
At each of December 31, 2012 and 2011, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheets.
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
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of December 31, 2012 and 2011, our consolidated balance sheets included undiscounted liabilities of $2.0 million and $1.9 million, respectively, in accrued liabilities and $1.2 million and $2.2 million, respectively, in other long-term liabilities, for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.

12.    PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor OPEB plans for certain employees. These benefits include life and health insurance. In addition, we provide supplemental executive retirement benefits for certain executive officers. Disclosures for the defined benefit pension plans and other post retirement benefit plans at St. Ann (the "St. Ann Plans," collectively) are shown separately from the disclosures related to the plans at our other subsidiaries (the "Noranda Plans," collectively) because the assumptions related to the St. Ann Plans are significantly different than those of the Noranda Plans.
On September 7, 2012, we ratified a new labor contract with the USWA at our New Madrid smelter, which included changes to pension benefits for members of the USWA within our New Madrid workforce. The increase in benefits increased our pension liability and our unrecognized pension loss in accumulated other comprehensive income by $16.7 million (pre-tax), which we recorded during third quarter 2012. Net periodic cost for the year ended December 31, 2012 increased $0.5 million as a result of the increase in pension benefits.
We used an annual measurement date of December 31 to determine the pension and OPEB liabilities for the Noranda Plans and St. Ann Plans.
Noranda Plans
Our pension funding policy is to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA"). OPEB benefits are funded as retirees submit claims.
During 2011, we offered early retirement benefits to a limited number of employees at our rolling mill facilities. For the year ended December 31, 2011, we recorded a special termination benefit loss of $0.2 million and $0.5 million within net periodic benefit cost and selling, general and administrative expenses, respectively, for the cost of providing early retirement benefits. In February 2010, we offered early retirement benefits to certain employees in connection with certain workforce and business process restructuring activities (see Note 13, "Restructuring"). For the year ended December 31, 2010, we recognized a special termination benefit loss of $1.6 million within net periodic benefit cost for these benefits.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noranda Pension Plan assets
Weighted-average asset allocations as of December 31, 2012 and 2011 and the target asset allocations for 2013 were as follows:

	2012	2011	Target 2013
	%	%	%
Fixed income securities	36	37	35
Equity securities	64	63	65
We seek a balanced return on plan assets through a diversified investment strategy. Noranda pension plan assets consist principally of equities and fixed income accounts. In developing the long-term rate of return assumption for plan assets, we evaluated the plans’ historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plans will continue to generate long-term investment returns of approximately 7% per annum.
Noranda OPEB
The Noranda OPEB benefit obligation included estimated health insurance benefits of $1.1 million, $0.8 million and $0.8 million at December 31, 2012, 2011 and 2010, respectively. The healthcare cost trend rates used in developing the periodic cost and the projected benefit obligation are 8% grading to 5% over six years.
The change in benefit obligation and change in plan assets for the Noranda pension plans were as follows (in millions):

	Year ended December 31,
	2012	2011
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	404.6	344.7
Service cost	13.5	10.5
Interest cost	17.8	18.3
Plan changes	7.9	0.2
Actuarial loss	29.3	46.1
Benefits paid	(16.4)	(15.4)
Special termination benefits	—	0.2
Benefit obligation, end of period	456.7	404.6

Change in plan assets:
Fair value of plan assets, beginning of period	246.9	248.6
Actual return (loss) on plan assets	28.9	(8.3)
Employer contributions	27.9	22.0
Benefits paid	(16.4)	(15.4)
Fair value of plan assets, end of period	287.3	246.9

Funded status	(169.4)	(157.7)

Weighted-average assumptions:
Discount rate	3.9%	4.4%
Rate of compensation increase	4.0%	4.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in benefit obligation and change in plan assets for the Noranda OPEB plans were as follows (in millions):

	Year ended December 31,
	2012	2011
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	11.6	10.0
Service cost	0.4	0.3
Interest cost	0.5	0.5
Actuarial loss	1.2	1.3
Benefits paid	(0.5)	(0.5)
Benefit obligation, end of period	13.2	11.6

Change in plan assets:
Fair value of plan assets, beginning of period	0.1	0.1
Employer contributions	0.5	0.5
Benefits paid	(0.5)	(0.5)
Fair value of plan assets, end of period	0.1	0.1

Funded status	(13.1)	(11.5)

Weighted-average assumptions:
Discount rate	3.9%	4.4%
Rate of compensation increase	4.3%	4.3%
The net liability for the Noranda plans was recorded in the consolidated balance sheets as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31,		December 31,
	2012	2011	2012	2011
	$	$	$	$
Current liability	(0.5)	(0.5)	(0.4)	(0.4)
Long-term liability	(168.9)	(157.2)	(12.7)	(11.1)
Total	(169.4)	(157.7)	(13.1)	(11.5)
In 2013, we expect to reclassify approximately $13.8 million and $0.2 million from AOCI related to the Noranda pension and OPEB plans, respectively, into net income through net periodic cost. Amounts related to the Noranda plans in AOCI were as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31,		December 31,
	2012	2011	2012	2011
	$	$	$	$
Net actuarial loss	163.4	155.0	2.8	1.6
Prior service cost	10.0	2.8	0.5	0.6
Accumulated other comprehensive loss	173.4	157.8	3.3	2.2

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit costs related to the Noranda Pension Plans included the following (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Service cost	13.5	10.5	9.0
Interest cost	17.8	18.3	17.8
Expected return on plan assets	(19.1)	(19.5)	(16.8)
Recognized actuarial loss	11.2	5.2	5.0
Amortization of prior service cost	0.6	0.4	0.3
Settlement and termination benefits loss	—	0.1	1.6
Net periodic cost	24.0	15.0	16.9

Weighted-average assumptions:
Discount rate	4.4%	5.3%	5.8%
Expected rate of return on plan assets	7.5%	7.8%	8.0%
Rate of compensation increase	4.0%	4.0%	4.3%
Net periodic benefit costs related to the Noranda OPEB plans included the following (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Service cost	0.4	0.3	0.3
Interest cost	0.5	0.5	0.5
Recognized actuarial (gain) loss	—	0.1	(0.1)
Amortization of prior service cost (benefit)	0.1	(0.1)	0.1
Net periodic cost	1.0	0.8	0.8

Weighted-average assumptions:
Discount rate	4.4%	5.3%	5.8%
Rate of compensation increase	4.3%	4.3%	4.3%
The effects of a one percentage point change in the assumed health care cost trend rate on our Noranda OPEB plans’ post-retirement benefit obligation were as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.9	0.9	0.9
Accumulated post-retirement benefit obligation	13.1	13.1	13.1
The projected and accumulated benefit obligations in excess of plan assets for our Noranda pension plans were as follows (in millions):

	December 31,
	2012	2011
	$	$
Projected benefit obligation	(456.7)	(404.6)
Accumulated benefit obligation	(440.1)	(388.2)
Fair value of plan assets	287.3	246.9
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our St. Ann Pension Plan’s weighted-average asset allocations at December 31, 2012 and 2011 and the target allocations for 2013 by asset category were as follows:

	2012	2011	Target 2013
	%	%	%
Global equity securities	27	28	25
Real estate	5	5	20
Fixed income securities	56	57	50
Other	12	10	5
We seek a balanced return on plan assets through a diversified investment strategy. In developing the long-term rate of return assumption for plan assets, we evaluate the plan’s historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plan’s investments will continue to generate long-term returns of at least 8% per annum.
The change in benefit obligation and change in plan assets for the St. Ann Plans were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	Year ended December 31,		Year ended December 31,
	2012	2011	2012	2011
	$	$	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	21.4	18.2	7.4	10.7
Service cost	0.7	0.6	0.3	0.4
Interest cost	1.5	1.4	0.5	0.9
Contributions by plan participants	0.9	0.8	—	—
Actuarial (gain) loss	(3.4)	0.9	(1.6)	(4.2)
Foreign currency changes	(1.7)	—	(0.6)	(0.1)
Benefits paid	(0.5)	(0.5)	(0.3)	(0.3)
Benefit obligation, end of period	18.9	21.4	5.7	7.4

Change in plan assets:
Fair value of plan assets, beginning of period	28.4	24.1	—	—
Employer contributions	0.7	0.5	0.3	0.3
Contributions by plan participants	0.9	0.8	—	—
Actual return on plan assets	1.2	3.6	—	—
Benefits paid	(0.5)	(0.5)	(0.3)	(0.3)
Foreign currency changes	(2.1)	(0.1)	—	—
Fair value of plan assets, end of period	28.6	28.4	—	—

Funded status	9.7	7.0	(5.7)	(7.4)

Weighted-average assumptions:
Discount rate	9.0%	7.0%	9.0%	7.0%
Rate of compensation increase	6.0%	5.0%	6.0%	5.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net asset (liability) for the St. Ann Plans was recorded in the consolidated balance sheets as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31,		December 31,
	2012	2011	2012	2011
	$	$	$	$
Long-term asset	9.7	7.0	—	—
Long-term liability	—	—	(5.7)	(7.4)
Total	9.7	7.0	(5.7)	(7.4)
Net actuarial (gains) losses related to the St. Ann Pension and OPEB plans in AOCI were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31,		December 31,
	2012	2011	2012	2011
	$	$	$	$
Accumulated other comprehensive (gain) loss	1.7	3.8	(2.2)	0.1
Net periodic benefit costs related to the St. Ann Pension Plans included the following (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Service cost	0.7	0.6	0.5
Interest cost	1.5	1.4	1.6
Expected return on plan assets	(2.1)	(1.8)	(2.3)
Recognized loss	—	—	1.5
Recognized actuarial loss	—	0.2	0.1
Curtailment gain	—	—	(1.5)
Net periodic cost	0.1	0.4	(0.1)

Weighted-average assumptions:
Discount rate	7.0%	8.0%	13.0%
Expected rate of return on plan assets	7.0%	9.0%	15.0%
Rate of compensation increase	5.0%	7.0%	13.0%
Net periodic benefit costs related to the St. Ann OPEB Plan included the following (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Service cost	0.3	0.4	0.3
Interest cost	0.5	0.9	0.7
Recognized loss	—	—	1.2
Recognized actuarial loss	—	0.2	—
Curtailment gain	—	—	(1.2)
Net periodic cost	0.8	1.5	1.0

Weighted-average assumptions:
Discount rate	7.0%	8.0%	13.0%
Rate of compensation increase	5.0%	7.0%	13.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of a one-percentage-point change in the assumed health care cost trend rate on our St. Ann OPEB plan’s benefit obligation was as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.7	0.8	1.0
Projected post-retirement benefit obligation	(5.0)	(5.7)	(6.4)
As of December 31, 2012 and 2011, St. Ann Pension Plan assets exceeded the projected benefit obligation and the accumulated benefit obligation.
Expected Employer Contributions
Expected contributions approximate $21.3 million and $0.6 million for the Noranda Pension Plans and the St. Ann Pension Plans, respectively, in 2013. We may elect to make additional contributions to the plans.
Expected Future Benefit Payments
The following table provides our estimated future benefit payments for the pension and OPEB plans at December 31, 2012 (in millions):

	Noranda Plans		St. Ann Plans
	Pension benefits	OPEB benefits	Pension benefits	OPEB benefits
Year ended December 31,	$	$	$	$
2013	18.2	0.4	0.8	0.3
2014	19.3	0.4	0.9	0.3
2015	20.4	0.5	1.0	0.4
2016	21.3	0.5	1.1	0.4
2017	22.4	0.5	1.3	0.5
Thereafter	128.2	3.2	9.6	3.1
Total	229.8	5.5	14.7	5.0
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

Year ended December 31,	$
2012	4.1
2011	3.3
2010	3.3

13.	RESTRUCTURING
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
Restructuring costs are recorded in accrued liabilities on the consolidated balance sheets. During first quarter 2010, $1.6 million of special termination benefits related to the restructuring were recorded through net periodic pension cost.

14.    DERIVATIVE FINANCIAL INSTURUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.
Fixed price aluminum swaps. Through 2010, we utilized a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the Primary Aluminum segment through the use of fixed price aluminum sale swaps. In May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. As of December 31, 2012, we had no outstanding fixed price aluminum swaps.
Fixed price customer arrangements. We enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. Beginning in fourth quarter 2011, we began not to elect normal sale accounting on certain customer contracts and began to record those contracts as derivatives ("fixed price aluminum customer contracts"). Because these fixed price customer contracts expose us to aluminum and Midwest premium ("MWP") market price fluctuations, we economically hedge these risks by entering into variable price aluminum swap contracts ("variable-price aluminum offset swaps") and variable price MWP contracts with various brokers, typically for terms of one year or less.
As of December 31, 2012, our outstanding fixed price aluminum customer contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2013	1.05	60.6
As of December 31, 2012, our outstanding variable price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2013	0.94	70.5
As of December 31, 2012, our outstanding variable price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2013	0.10	67.2
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, we have entered into financial swaps by

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. As of December 31, 2012, we have no outstanding natural gas swaps.
Fixed-price natural gas contract. In March 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for 7.7 million BTUs of the refinery's anticipated natural gas usage in the period from April through October 2012. In May 2012, we set fixed prices for an additional 3.0 million BTUs for the remaining anticipated usage through December 2012. We recorded these contracts as derivatives, based on the fair value using the Henry Hub Index price. As of December 31, 2012, we had no economic natural gas hedges remaining.
Interest rate swaps. We had interest rate swap agreements to limit our exposure to floating interest rates through November 15, 2011. As of December 31, 2012, we had no outstanding interest rate swaps.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	December 31,
	2012	2011
	$	$
Fixed price aluminum customer contracts	(0.8)	2.0
Variable price aluminum offset swaps	0.5	(7.5)
Variable price MWP contracts	1.1	—
Natural gas swaps	—	(33.5)
Total	0.8	(39.0)
Merrill Lynch is the counterparty for our variable price aluminum offset swaps and natural gas swaps. Our variable-price MWP contracts are with various other counterparties. All swap arrangements with Merrill Lynch are part of a master arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master arrangement does not require us to post additional collateral, or cash margin. We present the fair values of derivatives where Merrill Lynch is the counterparty in a net position on the consolidated balance sheets as a result of our master netting agreement. The following is a presentation of the gross components of our net derivative balances (in millions):

	December 31,
	2012	2011
	$	$
Current derivative assets	4.1	2.5
Current derivative liabilities	(3.3)	(41.4)
Current derivative assets (liabilities), net	0.8	(38.9)
Long-term derivative assets	0.1	—
Long-term derivative liabilities	(0.1)	(0.1)
Long-term derivative assets (liabilities), net	—	(0.1)
The following is a gross presentation of the derivative balances segregated by type of contract and between derivatives that were designated and qualified for hedge accounting and those that did not (in millions):

	December 31, 2012				December 31, 2011
	Hedges that qualified for hedge accounting		Hedges that did not qualify for hedge accounting		Hedges that qualified for hedge accounting		Hedges that did not qualify for hedge accounting
	Asset	Liability	Asset	Liability	Asset	Liability	Asset	Liability
Fixed price aluminum customer contracts	—	—	1.1	(1.9)	—	—	2.0	—
Variable price aluminum offset swaps	—	—	2.0	(1.5)	—	—	0.5	(8.0)
Variable price MWP contracts	—	—	1.1	—	—	—	—	—
Natural gas swaps	—	—	—	—	—	(21.9)	—	(11.6)
Total	—	—	4.2	(3.4)	—	(21.9)	2.5	(19.6)
For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of any gain or loss on the derivative was reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Fixed price aluminum swaps. We discontinued hedge accounting for all our aluminum fixed price sale swaps on January 29, 2009. At that date, amounts were frozen in AOCI until such time as they are reclassified into earnings in the period the hedged sales occur, or until it is determined that the original forecasted sales are probable of not occurring. During third quarter 2012, we determined that certain of the forecasted sales transactions were no longer probable of occurring and as a result, we reclassified $2.6 million of gains into earnings, which is reflected in gain on hedging activities for the year ended December 31, 2012.

•
Natural gas swaps. As a result of entering into the fixed-price natural gas contracts, we discontinued hedge accounting for all natural gas contracts designated as cash flow hedges. All remaining amounts were frozen in AOCI and were reclassified into earnings during 2012.

Unrealized gains on cash flow hedges included in AOCI at December 31, 2012 and expected to be reclassified into earnings in the next twelve months were (in millions):

December 31, 2012
$
Fixed price aluminum swaps	6.4
Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings, along with amounts that are reclassified from AOCI. Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in hedging activities in the consolidated statements of operations.
The following table presents how our hedging activities affected our consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Year ended December 31, 2012:
Fixed price aluminum swaps	(109.7)	—	(109.7)
Fixed price aluminum customer contracts	—	2.8	2.8
Variable price aluminum offset swaps	—	0.2	0.2
Midwest premium contracts	—	(0.7)	(0.7)
Natural gas swaps	25.5	0.7	26.2
Total	(84.2)	3.0	(81.2)
Year ended December 31, 2011:
Fixed price aluminum swaps	(114.0)	—	(114.0)
Fixed price aluminum customer contracts	—	(2.0)	(2.0)
Variable price aluminum offset swaps	—	9.2	9.2
Natural gas swaps	15.3	4.9	20.2
Interest rate swaps	—	0.2	0.2
Total	(98.7)	12.3	(86.4)
Year ended December 31, 2010:
Fixed price aluminum swaps	(86.9)	0.6	(86.3)
Variable price aluminum offset swaps	—	0.9	0.9
Natural gas swaps	4.8	12.9	17.7
Interest rate swaps	—	2.1	2.1
Total	(82.1)	16.5	(65.6)

15.	SHAREHOLDERS' EQUITY
In connection with the IPO, pursuant to our amended and restated certificate of incorporation, our authorized capital stock increased from 100 million shares to 225.0 million shares, of which 200.0 million shares ($0.01 par value) is designated as common stock and 25.0 million shares (at $0.01 par value) is designated as preferred stock. As of December 31, 2012 and 2011, no preferred stock was outstanding.

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
On December 10, 2010, we completed a follow-on public offering of 11.5 million shares of common stock at an $11.35 per share public offering price on the NYSE. The net proceeds after the underwriting discounts, commissions, fees and expenses amounted to approximately $123.1 million. We used those proceeds to repay $122.3 million principal amount outstanding under the 2007 Term B Loan. The remaining $0.8 million was used for other corporate purposes.
Cash Dividend
The following table summarizes the cash dividends paid during 2011 and 2012. No dividends were paid in 2010. The dividends paid on November 22, 2011 of $1.00 per share and paid on March 19, 2012 of $1.25 per share represent supplemental cash dividends declared by the Board.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
November 1, 2011	0.03	November 22, 2011	2.0
November 1, 2011	1.00	November 22, 2011	67.3
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
October 24, 2012	0.04	November 28, 2012	2.9
On February 20, 2013, the Board declared a regular quarterly dividend of $0.04 per share to be paid on March 27, 2013 to shareholders of record as of March 4, 2013. Cash payments related to the dividend will total approximately $2.7 million.

16.	SHARE-BASED PAYMENTS
Common Stock Subject to Redemption
As part of his employment agreement, our Chief Executive Officer ("CEO") agreed to purchase 200,000 shares of common stock at $10.00 per share, for a total investment of $2.0 million. His employment agreement provides that shares purchased carry a redemption feature which guarantees total realization on these shares of at least $7.5 million (since reduced to $7.0 million to reflect dividends to date) in the event a change in control occurs prior to March 3, 2013, and the CEO remains employed with us through the twelve month anniversary of such change in control or experiences certain qualifying terminations of employment.
Because of the existence of the conditional redemption feature, the carrying value of these 200,000 shares of common stock is reported outside of permanent equity. In accordance with FASB ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718"), the carrying amount of the common stock subject to redemption is reported as the $2.0 million in proceeds. Because it is not considered probable that a change in control will occur prior to March 3, 2013, the carrying value of that common stock was not adjusted to the $7.0 million redemption amount.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noranda Long-Term Incentive Plans
We recorded stock compensation expense as follows (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Stock options	0.5	2.5	5.8
Restricted stock and restricted stock unit equity awards	4.2	2.1	0.1
Restricted stock unit liability awards	0.2	0.7	—
Total stock compensation expense before income taxes	4.9	5.3	5.9
Income tax benefit	(1.6)	(1.9)	(2.1)
Total stock compensation expense, net of income taxes	3.3	3.4	3.8
We reserved 3,800,000 shares of common stock for issuance under our Noranda 2007 Long-Term Incentive Plan. Employees and non-employee directors held 1,307,989 options at December 31, 2012. The investor director provider group held 140,000 options at December 31, 2012. The investor director provider group consists of the full-time employees of our principal shareholders affiliated with Apollo Management VI ("Apollo") who serve on our Board. Common stock shares awarded or sold to employees and non-employee directors under the plan, including exercised stock options, totaled 1,724,266 shares through December 31, 2012. We had 627,745 shares available for issuance under the 2007 Long-Term Incentive Plan as of December 31, 2012.
We reserved 5,200,000 shares of common stock for issuance under our Noranda 2010 Incentive Award Plan. As of December 31, 2012, employees and non-employee directors held 518,457 unvested service-vesting restricted stock units awards ("RSUs"), 229,480 shares of restricted stock and a target amount of 820,663 performance-vesting restricted shares and RSUs. The outstanding award amounts include dividend equivalent units issued to restricted stock and RSU holders in connection with the cash dividend paid to shareholders discussed in Note 15, "Shareholders' Equity". The number and grant date fair value of the performance awards to be issued, a maximum of 1,180,286 awards, will be based on Company performance for the years 2013 through 2014. A total of 199,816 service-vesting RSUs and 7,704 service-vesting restricted stock have vested as of December 31, 2012. We reacquired 33,726 shares upon vesting based on employee elections to use shares to pay for minimum statutory withholding taxes on the shares vested. We had 3,457,606 shares available for issuance under the 2010 Incentive Award Plan as of December 31, 2012.
In May 2010, in connection with the Company’s IPO, stock options were modified to remove a call option which had created an implicit seven years vesting period. The effect of this modification was to accelerate expense recognition for certain fully-vested options and to change the amount of expense to be recognized based on an assumed forfeiture rate. We recognized $3.2 million of compensation expense during the year ended December 31, 2010 in connection with this modification. The modification also shortened the period over which compensation expense is recognized for service awards which continue to vest.
In October 2010, stock options were modified in accordance with the terms of separation agreements for certain employees. The effect of this modification was to accelerate expense recognition to reflect the modified vesting schedule of the options. We recognized $1.1 million of compensation expense during the year ended December 31, 2010 in connection with these modifications.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our stock option activity and related information follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)	Common shares	Weighted-average exercise price
		$	$		$
Outstanding, December 31, 2009	2,129,890	1.75		140,000	9.00
Granted	35,400	2.18		—	—
Exercised	(28,329)	2.00	0.3	—	—
Forfeited	(49,905)	1.51		—	—
Outstanding, December 31, 2010	2,087,056	1.76		140,000	9.00
Exercised	(426,263)	1.57	5.3	—	—
Forfeited	(23,362)	1.67		—	—
Outstanding, December 31, 2011	1,637,431	1.81		140,000	9.00
Exercised	(329,442)	1.90	1.9	—	—
Forfeited	—	—		—	—
Outstanding, December 31, 2012 (weighted-average remaining contractual term of 5.2 years each)	1,307,989	1.89	5.7	140,000	9.00
Fully vested and exercisable, December 31, 2012 (weighted-average remaining contractual term of 4.8 years each)	987,588	2.04	4.1	140,000	9.00
Sixty thousand non-employee director options which were not in-the-money at December 31, 2012, and therefore have a negative intrinsic value, have been excluded from the aggregate intrinsic value shown above. None of the 140,000 investor director provider options were in-the-money at December 31, 2012.
We estimated the grant date fair value of stock options using the Black-Scholes-Merton option pricing model. We did not grant stock options in 2012 or 2011. The following table summarizes the assumptions used concerning our stock option grants to employees in 2010:

Expected price volatility	90.9%
Risk-free interest rate	3.1%
Weighted-average grant date fair value of equity grants	1.76
Weighted-average expected lives in years	7.5
Dividend yield	—
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
In 2012 and 2011, we granted 25,000 and 90,000, respectively, of cash-settled service-vesting RSUs ("the investor director provider RSUs,") in lieu of RSUs that would otherwise be granted under the director compensation program and 638 and 12,443, respectively, of dividend equivalent units to the investor director provider group. We make a cash payment to Apollo equal to the fair market value of the outstanding investor director provider RSUs on the vesting dates. We account for the investor director provider RSUs as liability awards. We remeasure the fair value of the liability at each reporting date and adjust stock compensation expense so that the amount ultimately recorded as stock compensation expense will equal the cash paid on the vesting date (see Note 4, "Fair Value Measurements"). We paid Apollo $0.3 million and $0.5 million for vested RSUs during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, we had $0.1 million and $0.2 million, respectively, recorded in accrued liabilities in the consolidated balance sheets for these awards.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our employee and non-employee director RSU and restricted stock activity was as follows:

	Service-vesting RSUs		Performance-vesting restricted stock and RSUs	Restricted stock
	# Awards	Weighted-average grant date fair value	# Awards (target)	# Awards	Weighted-average grant date fair value
		$			$
Non-vested, December 31, 2009	—	—	—	—	—
Granted	103,524	11.63	—	—	—
Non-vested, December 31, 2010	103,524	11.63	—	—	—
Granted	405,403	15.32	248,038	26,762	6.99
Dividend equivalent units granted	62,879	7.45	31,856	3,592	7.45
Vested (aggregate intrinsic value of $0.5 million)	(65,014)	11.54	—	—	—
Forfeited	(57,681)	13.79	(19,028)	—	—
Non-vested, December 31, 2011	449,111	14.11	260,866	30,354	7.04
Granted	206,092	11.39	462,053	201,668	12.11
Dividend equivalent units granted	11,693	7.18	103,173	5,162	7.18
Vested (aggregate intrinsic value of $1.5 million)	(134,802)	14.00	—	(7,704)	7.06
Forfeited	(13,637)	13.62	(5,429)	—	—
Non-vested, December 31, 2012 (aggregate intrinsic value of $9.6 million)	518,457	12.91	820,663	229,480	11.50
Our investor director provider RSU activity was as follows:

# RSUs
Non-vested, December 31, 2010	—
Granted	90,000
Dividend equivalent units granted	12,443
Vested	(68,295)
Non-vested, December 31, 2011	34,148
Granted	25,000
Dividend equivalent units granted	638
Vested	(34,442)
Non-vested, December 31, 2012	25,344
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
As of December 31, 2012, unrecognized stock compensation expense related to non-vested options, service-vesting RSUs, restricted stock and investor director provider RSUs was $4.7 million. We will recognize this amount over a weighted-average period of 1.4 years. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs because the performance conditions have not been determined as of December 31, 2012.
Total fair value of options that vested for the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $1.2 million and $2.1 million, respectively. Total fair value of vested service-vesting RSUs and restricted stock was $1.9 million and $0.1 million, respectively, for the year ended December 31, 2012. No performance-vesting RSUs or restricted stock were vested as of December 31, 2012.
During first quarter 2012, in respect of the supplemental dividend of $1.25 discussed in Note 15, "Shareholders' Equity", holders of stock options and of service-vesting restricted stock and RSUs received $1.25 for each share underlying such awards. We accelerated $0.8 million of stock compensation expense in connection with this payment. Holders of performance-vesting restricted stock and RSUs were granted additional performance-vesting restricted stock or RSUs, as applicable. The number of additional shares or units was

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

computed by dividing the amount of the dividend the award holder would have received for a number of shares of our common stock equal to the number subject to the applicable award divided by the fair market value of a share of our common stock on the last trading day before the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying awards. Generally, holders of service-vesting and performance-vesting restricted stock and RSUs were granted additional shares or units, with respect to the $0.04 per share regular quarterly dividends during 2012. The number of additional shares or units was computed by dividing the amount of dividend the award holder would have received had the holder owned a number of shares equal to the number subject to the applicable award by the fair market value of a share of our common stock on the last trading day before the date of the dividend payment. These additional shares or units are subject to the same vesting conditions as the underlying award.
Employee Stock Purchase Plan
On May 10, 2012, our shareholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective on July 1, 2012. A total of 500,000 shares of common stock is available for issuance under the ESPP. The ESPP is designed to provide eligible employees an opportunity to purchase shares of our common stock at 95% of the fair market value on the purchase date. As of December 31, 2012, activity under the ESPP was not material.

17.    NET INCOME PER COMMON SHARE
We present both basic and diluted EPS on the face of our consolidated statements of operations. Basic and diluted EPS are calculated as follows (in millions, except per share):

	December 31,
	2012	2011	2010
Net income	$49.5	$140.9	$66.9
Weighted-average common shares outstanding:
Basic	67.55	67.06	51.56
Effect of dilutive options	1.57	1.29	1.24
Diluted	69.12	68.35	52.80
Net income per common share:
Basic	$0.73	$2.10	$1.30
Diluted	$0.72	$2.06	$1.27
Certain stock options whose terms and conditions are described in Note 16, "Share-Based Payments" could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those anti-dilutive options are as follows (in millions):

	December 31,
	2012	2011	2010
Antidilutive options	0.54	0.05	0.10

18.    INCOME TAXES
The components of income before income taxes were as follows (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
United States	83.4	178.3	91.6
Foreign	(8.8)	8.0	10.3
Total	74.6	186.3	101.9

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense was as follows (in millions):

	Year ended December 31,
	2012	2011	2010
	$	$	$
Current:
Federal	26.2	63.7	18.9
Foreign	—	2.7	—
State	1.2	3.4	1.3
Current, total	27.4	69.8	20.2
Deferred:
Federal	0.6	(22.1)	11.9
Foreign	(2.8)	(0.8)	2.8
State	(0.1)	(1.5)	0.1
Deferred, total	(2.3)	(24.4)	14.8
Total	25.1	45.4	35.0
As of December 31, 2012, we have a foreign net operating loss carry forwards of approximately $9.9 million with no expiration date and state net operating loss carryforwards of approximately $150.5 million expiring in years 2019 through 2029. In addition, as of December 31, 2012, we have state tax credit carryforwards of $1.5 million expiring in years 2012 through 2026.
We recognize a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a quarterly basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. For the year ended December 31, 2012, we increased our valuation allowance by $1.4 million, primarily related to foreign and state net operating loss carry forwards. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded.
As of December 31, 2012, we have not provided for withholding or United States federal income taxes on approximately $32.2 million of accumulated undistributed earnings of our foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, an approximately $0.8 million deferred income tax liability would have been provided.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2012	2011
	$	$
Deferred tax liabilities:
Property related	139.4	141.5
Debt related	72.3	74.5
Investments	38.7	43.6
Inventory	12.1	10.2
Intangibles	12.0	13.3
Derivatives	2.6	27.9
Other	2.2	2.0
Total deferred tax liabilities	279.3	313.0
Deferred tax assets:
Compensation related	76.1	74.6
Capital and net operating loss carryforwards	8.8	5.3
Foreign and state tax credit carryforwards	1.0	1.1
Other	2.7	2.3
Total deferred tax assets	88.6	83.3
Valuation allowance for deferred tax assets	(7.0)	(5.6)
Net deferred tax assets	81.6	77.7
Net deferred tax liability	197.7	235.3
Reconciliation of Income Taxes
The reconciliation of the income taxes, calculated at the rates in effect, with the effective tax rate shown in the consolidated statements of operations, was as follows:

	December 31,
	2012	2011	2010
	%	%	%
Federal statutory income tax rate	35.0	35.0	35.0
Reconciling items between federal statutory income tax rate and effective tax rate:
State and local income taxes, net of federal benefit	1.1	0.7	0.8
Internal Revenue Code Sec. 199 manufacturing deduction	(3.6)	(3.9)	(1.8)
Federal valuation allowance	—	(5.4)	—
Reserve for uncertain tax positions	—	(2.6)	0.2
Other permanent items	1.1	0.6	0.1
Effective tax rate	33.6	24.4	34.3
In connection with the Apollo Acquisition, Xstrata generally agreed to indemnify us for taxes imposed on Noranda Intermediate and its subsidiaries with respect to periods ending on or prior to the date of the Apollo Acquisition. At each of December 31, 2012 and 2011, we had a receivable of $0.1 million from Xstrata equal to our provision for uncertain tax positions (net of federal benefits) for income taxes of Noranda Intermediate and its subsidiaries for periods ending on or prior to the date of the Apollo Acquisition.
At each of December 31, 2012 and 2011 we had unrecognized tax benefits (including interest) of approximately $2.1 million. We elected to accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. We had accrued interest and penalties related to unrecognized tax benefits of approximately $0.1 million at each of December 31, 2012 and 2011.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in amounts of unrecognized tax benefits were as follows (in millions):

	December 31,
	2012	2011	2010
	$	$	$
Beginning of period	2.0	10.2	10.2
Tax positions related to the current period:
Gross additions	—	—	0.3
Lapses on statute of limitations	—	(8.2)	(0.3)
End of period	2.0	2.0	10.2
At each of December 31, 2012 and 2011 the total amounts of net unrecognized tax benefits that, if recognized, would impact the effective tax rate were $1.4 million. Within the next twelve months, we estimate that the unrecognized benefits could change by approximately $0.1 million as a result of tax audit closings, settlements and the expiration of the statute of limitations with respect to returns in various jurisdictions.
We file a consolidated federal and various state income tax returns. The earliest year open to examination in the Company's major jurisdictions is 2009 for federal and state income tax returns.

19.	RELATED PARTY TRANSACTIONS
In connection with the Apollo Acquisition, we entered into a management consulting and advisory services agreement with our principal stockholders (affiliated with Apollo Management VI, L.P.) for the provision of certain structuring, management and advisory services for an initial term ending on May 18, 2017. Terms of the agreement provided for annual fees of $2.0 million, payable in one lump sum annually. Upon completion of our initial public offering in 2010, as permitted by the terms of that management agreement, Apollo terminated the agreement and we paid Apollo a fee of $13.5 million. This payment, included in selling, general and administrative expenses in our consolidated statements of operations, consisted of $1.0 million in management fees accrued in 2010 prior to the termination of the management agreement, and $12.5 million in accelerated management fees due upon termination of the management agreement.
We sell flat-rolled products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in millions):

Year ended December 31,	$
2012	9.5
2011	9.0
2010	10.6
We have historically sold flat-rolled products to Richardson Trident Co., which was acquired in first quarter of 2011 by Metals USA Holdings Corp, a portfolio company of Apollo. Sales to Metals USA Holdings Corp. and its subsidiaries were as follows (in millions):

Year ended December 31,	$
2012	11.4
2011	19.4
2010	11.4
Accounts receivable from related parties were as follows:

	Year ended December 31,
	2012	2011
	$	$
Berry Plastics Corporation	0.4	0.4
Metals USA Holdings Corp.	1.0	3.7
In connection with the 2012 Refinancing, we paid $0.7 million in fees to Apollo Global Securities, LLC, an affiliate of Apollo that participated in the arrangement and structuring of the 2012 Refinancing.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    NON-CONTROLLING INTEREST
Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners ("NJBP"), in which the GOJ holds a 51% interest. NJBP mines bauxite, approximately 52% of which was sold to Gramercy during 2012, with the remaining majority sold to Sherwin Alumina Company.
St. Ann is a party to several agreements (collectively, the "Mining Agreements") with the GOJ. St. Ann and the GOJ have equal voting rights in NJBP’s executive committee. St. Ann manages the mining operations under a management agreement. St. Ann receives bauxite from NJBP at NJBP’s cost and pays the GOJ a return on its investment in NJBP through fees paid by NBL pursuant to an establishment agreement that defines the negotiated fiscal structure. St. Ann has a special mining lease with the GOJ for the supply of bauxite. The lease ensures access to sufficient reserves to allow St. Ann to ship annually 4.5 million dry metric tonnes ("DMT") of bauxite from mining operations in a specified concession area through September 30, 2030. In 2012, the GOJ gave us the option to mine up to 5.4 million DMT of bauxite during 2012.
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

•
Royalty — Royalties are payable to any person for the mining of bauxite at a rate of U.S. $1.50 per DMT of monohydrate bauxite shipped and U.S. $2.00 per DMT of trihydrate bauxite shipped, provided that during any period when the production levy is payable the royalty shall be at a rate of U.S. $0.50 per DMT.

As of December 31, 2012 and 2011, we recorded accrued liabilities of $5.3 million and $4.7 million, respectively, for these fees. We had no prepaid GOJ royalties as of December 31, 2012 and 2011.
The establishment agreement with GOJ will terminate on December 31, 2014, and provides for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2014. If we do not meet our commitment to the GOJ regarding these expenditures, we would owe to the GOJ a penalty that could be material to our consolidated financial statements. We believe there is a remote possibility that we will not meet the commitment. The terms of the establishment agreement required us to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011.
We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from St. Ann (royalties, production and asset usage fees, etc.). Therefore, we consolidate NJBP into our consolidated financial statements.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the consolidation of NJBP, the following amounts were included in our consolidated balance sheets (in millions):

	December 31, 2012			December 31, 2011
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	1.7	—	1.7	1.9	—	1.9
Accounts receivable, net	15.4	(15.4)	—	11.2	(11.2)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	12.6	—	12.6	12.0	—	12.0
Other current assets	1.6	—	1.6	2.1	—	2.1
Property, plant and equipment, net	40.1	—	40.1	38.4	—	38.4
Other assets	5.0	—	5.0	5.2	—	5.2
Accounts payable	(58.3)	49.2	(9.1)	(50.1)	42.8	(7.3)
Accrued liabilities	(3.8)	—	(3.8)	(4.3)	—	(4.3)
Environmental, land and reclamation liabilities	(2.4)	—	(2.4)	(4.6)	—	(4.6)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
NBP’s net investment and advances to NJBP	5.9	33.8	39.7	5.8	31.6	37.4
The liabilities recognized as a result of consolidating NJBP do not represent additional claims on our general assets. NJBP’s creditors have claims only on the specific assets of NJBP and St. Ann. Similarly, the assets of NJBP do not represent additional assets available to satisfy claims against our general assets.
St. Ann receives bauxite from NJBP at cost, excluding the mining lease fees described above; therefore, NJBP operates at breakeven. Further, all returns to the GOJ are provided through the payments from St. Ann under the various fees, levies and royalties described above. In these circumstances, no portion of NJBP’s net income (loss) or consolidated comprehensive income (loss) is allocated to the non-controlling interest. We do not expect the balance of the non-controlling interest to change from period to period unless there is an adjustment to the fair value of inventory or property, plant and equipment, as may occur in a LCM or asset impairment scenario.

21.    SUBSIDIARY ISSUER OF GUARANTEED NOTES
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB and St. Ann are not guarantors of the senior secured credit facilities and are not guarantors of the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the subsidiary guarantors. The guarantee by Noranda HoldCo is not required by the indenture governing the AcquisitionCo Notes and may be released by Noranda HoldCo at any time. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries.
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
We have reduced the amount for other intangible assets in the Subsidiary guarantors' column by $6.0 million in the following consolidating balance sheet as of December 31, 2011 to reclassify an intercompany elimination among subsidiary guarantors which we previously included within the Eliminations column.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2012
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets
Cash and cash equivalents	0.5	27.9	3.3	4.4	—	36.1
Accounts receivable, net:
Trade	—	—	101.6	5.0	—	106.6
Affiliates	19.4	11.9	0.3	9.9	(41.5)	—
Inventories, net	—	—	169.1	27.2	(0.5)	195.8
Taxes receivable	1.7	—	0.6	(0.3)	—	2.0
Prepaid expenses	0.2	—	7.1	1.6	—	8.9
Other current assets	—	—	4.9	14.0	—	18.9
Total current assets	21.8	39.8	286.9	61.8	(42.0)	368.3
Investments in affiliates	347.0	1,509.0	—	—	(1,856.0)	—
Advances due from affiliates	—	119.8	682.1	63.5	(865.4)	—
Property, plant and equipment, net	—	—	633.2	61.3	—	694.5
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	61.2	—	—	61.2
Other assets	—	9.3	55.6	31.2	—	96.1
Total assets	368.8	1,677.9	1,856.6	217.8	(2,763.4)	1,357.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	97.5	9.7	—	107.2
Affiliates	—	19.4	9.9	12.2	(41.5)	—
Accrued liabilities	—	2.0	30.4	26.4	—	58.8
Derivative liabilities, net	—	—	1.8	—	—	1.8
Deferred tax liabilities	0.1	—	16.7	—	—	16.8
Current portion of long-term debt	—	3.3	—	—	—	3.3
Total current liabilities	0.1	24.7	156.3	48.3	(41.5)	187.9
Long-term debt	—	592.4	—	—	—	592.4
Long-term derivative liabilities, net	—	—	0.1	—	—	0.1
Pension and other post-retirement liabilities	—	—	181.5	5.7	—	187.2
Other long-term liabilities	—	—	36.7	15.6	—	52.3
Advances due to affiliates	183.7	681.7	—	—	(865.4)	—
Long-term deferred tax liabilities	36.7	32.1	112.6	2.6	(0.5)	183.5
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	233.4	352.1	1,199.7	83.7	(1,635.5)	233.4
Retained earnings (accumulated deficit)	17.9	100.6	276.1	55.2	(431.9)	17.9
Accumulated other comprehensive income (loss)	(105.7)	(105.7)	(106.4)	0.7	211.4	(105.7)
Total shareholders' equity	146.3	347.0	1,369.4	139.6	(1,856.0)	146.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	146.3	347.0	1,369.4	145.6	(1,856.0)	152.3
Total liabilities and equity	368.8	1,677.9	1,856.6	217.8	(2,763.4)	1,357.7

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3.3	31.3	3.3	4.8	—	42.7
Accounts receivable, net:
Trade	—	—	102.5	5.1	—	107.6
Affiliates	21.7	11.9	0.7	21.6	(55.9)	—
Inventories, net,	—	—	163.5	24.3	(1.3)	186.5
Prepaid expenses	0.2	—	6.4	6.7	—	13.3
Other current assets	—	—	33.2	8.1	—	41.3
Total current assets	25.2	43.2	309.6	70.6	(57.2)	391.4
Investments in affiliates	422.3	1,451.5	—	—	(1,873.8)	—
Advances due from affiliates	—	91.9	682.5	63.4	(837.8)	—
Property, plant and equipment, net	—	—	642.5	57.3	—	699.8
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	67.1	—	—	67.1
Other assets	—	8.1	53.0	20.5	—	81.6
Total assets	447.5	1,594.7	1,892.3	211.8	(2,768.8)	1,377.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	88.3	7.6	—	95.9
Affiliates	—	21.7	21.6	12.6	(55.9)	—
Accrued liabilities	0.2	2.4	63.4	21.3	—	87.3
Taxes payable	1.7	—	0.6	0.3	—	2.6
Derivative liabilities net	—	—	40.9	—	—	40.9
Deferred tax liabilities	0.1	—	35.8	—	—	35.9
Current portion of long-term debt	—	2.4	—	—	—	2.4
Total current liabilities	2.0	26.5	250.6	41.8	(55.9)	265.0
Long-term debt	—	426.1	—	—	—	426.1
Long-term derivative liabilities, net	—	—	0.1	—	—	0.1
Pension and other post-retirement liabilities	—	—	168.3	7.4	—	175.7
Other long-term liabilities	—	0.1	35.3	10.8	—	46.2
Advances due to affiliates	152.2	685.6	—	—	(837.8)	—
Long-term deferred tax liabilities	37.7	34.1	128.8	3.5	(1.3)	202.8
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	231.9	352.1	1,199.7	83.7	(1,635.5)	231.9
Retained earnings (accumulated deficit)	63.4	112.6	149.3	61.2	(323.1)	63.4
Accumulated other comprehensive income (loss)	(42.4)	(42.4)	(39.8)	(2.6)	84.8	(42.4)
Total shareholders’ equity	253.6	422.3	1,309.2	142.3	(1,873.8)	253.6
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	253.6	422.3	1,309.2	148.3	(1,873.8)	259.6
Total liabilities and equity	447.5	1,594.7	1,892.3	211.8	(2,768.8)	1,377.5

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2012
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,344.0	130.2	(79.3)	1,394.9
Operating costs and expenses:
Cost of sales	—	—	1,232.7	124.3	(79.3)	1,277.7
Selling, general and administrative expenses	6.3	0.8	60.8	14.7	—	82.6
Total operating costs and expenses	6.3	0.8	1,293.5	139.0	(79.3)	1,360.3
Operating income (loss)	(6.3)	(0.8)	50.5	(8.8)	—	34.6
Other (income) expense:
Interest expense (income), net	(0.4)	33.3	0.2	—	—	33.1
Gain on hedging activities, net	—	—	(81.2)	—	—	(81.2)
Debt refinancing expense	—	8.1	—	—	—	8.1
Total other (income) expense	(0.4)	41.4	(81.0)	—	—	(40.0)
Income (loss) before income taxes	(5.9)	(42.2)	131.5	(8.8)	—	74.6
Income tax (benefit) expense	(2.1)	(14.9)	44.9	(2.8)	—	25.1
Equity in net income of subsidiaries	53.3	80.6	—	—	(133.9)	—
Net income	49.5	53.3	86.6	(6.0)	(133.9)	49.5
Other comprehensive income	(63.3)	(63.3)	(66.6)	3.3	126.6	(63.3)
Total comprehensive income	(13.8)	(10.0)	20.0	(2.7)	(7.3)	(13.8)
NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,491.9	150.9	(83.0)	1,559.8
Operating costs and expenses:
Cost of sales	—	—	1,298.9	128.6	(83.0)	1,344.5
Selling, general and administrative expenses	6.8	0.3	72.5	14.3	—	93.9
Total operating costs and expenses	6.8	0.3	1,371.4	142.9	(83.0)	1,438.4
Operating income (loss)	(6.8)	(0.3)	120.5	8.0	—	121.4
Other (income) expense:
Interest expense (income), net	(0.4)	21.8	0.1	—	—	21.5
Gain on hedging activities, net	—	—	(86.4)	—	—	(86.4)
Total other (income) expense	(0.4)	21.8	(86.3)	—	—	(64.9)
Income (loss) before income taxes	(6.4)	(22.1)	206.8	8.0	—	186.3
Income tax (benefit) expense	(2.3)	(7.8)	53.6	1.9	—	45.4
Equity in net income of subsidiaries	145.0	159.3	—	—	(304.3)	—
Net income	140.9	145.0	153.2	6.1	(304.3)	140.9
Other comprehensive income	(111.9)	(111.9)	(115.5)	3.7	223.7	(111.9)
Total comprehensive income	29.0	33.1	37.7	9.8	(80.6)	29.0

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2010
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,240.0	120.4	(65.5)	1,294.9
Operating costs and expenses:
Cost of sales	—	—	1,083.9	94.0	(65.5)	1,112.4
Selling, general and administrative expenses	7.3	18.7	73.0	16.0	—	115.0
Total operating costs and expenses	7.3	18.7	1,156.9	110.0	(65.5)	1,227.4
Operating income (loss)	(7.3)	(18.7)	83.1	10.4	—	67.5
Other (income) expense:
Interest expense (income), net	6.0	29.0	0.2	(4.1)	—	31.1
Gain on hedging activities, net	—	—	(65.6)	—	—	(65.6)
(Gain) loss on debt repurchase	1.0	(0.9)	—	—	—	0.1
Total other (income) expense	7.0	28.1	(65.4)	(4.1)	—	(34.4)
Income (loss) before income taxes	(14.3)	(46.8)	148.5	14.5	—	101.9
Income tax (benefit) expense	(5.1)	(15.7)	51.5	4.3	—	35.0
Equity in net income of subsidiaries	76.1	107.2	—	—	(183.3)	—
Net income	66.9	76.1	97.0	10.2	(183.3)	66.9
Other comprehensive income	(128.2)	(128.2)	(72.1)	(56.3)	309.5	(75.3)
Total comprehensive income	(61.3)	(52.1)	24.9	(46.1)	126.2	(8.4)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2012
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	187.8	(251.1)	75.3	6.9	—	18.9
INVESTING ACTIVITIES
Capital expenditures	—	—	(80.2)	(7.7)	—	(87.9)
Proceeds from sale of property, plant and equipment	—	—	4.9	0.4	—	5.3
Cash used in investing activities	—	—	(75.3)	(7.3)	—	(82.6)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements, net of shares tendered for taxes	0.2	—	—	—	—	0.2
Dividends paid to shareholders	(95.1)	—	—	—	—	(95.1)
Distributions paid to share-based award holders	(3.1)	—	—	—	—	(3.1)
Repayments of long-term debt	—	(155.0)	—	—	—	(155.0)
Borrowings on long-term debt	—	322.6	—	—	—	322.6
Payments of financing cost	—	(12.6)	—	—	—	(12.6)
Excess tax benefit related to share-based payment arrangements	0.1	—	—	—	—	0.1
Distribution (to parent) from subsidiary	(92.7)	92.7	—	—	—	—
Cash provided by (used in) financing activities	(190.6)	247.7	—	—	—	57.1
Change in cash and cash equivalents	(2.8)	(3.4)	—	(0.4)	—	(6.6)
Cash and cash equivalents, beginning of period	3.3	31.3	3.3	4.8	—	42.7
Cash and cash equivalents, end of period	0.5	27.9	3.3	4.4	—	36.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(4.7)	81.3	57.0	7.0	—	140.6
INVESTING ACTIVITIES
Capital expenditures	—	—	(56.4)	(8.2)	—	(64.6)
Proceeds from sale of property, plant and equipment	—	—	0.2	2.4	—	2.6
Cash used in investing activities	—	—	(56.2)	(5.8)	—	(62.0)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements	0.7	—	—	—	—	0.7
Dividends paid to shareholders	(69.3)	—	—	—	—	(69.3)
Distributions paid to share-based award holders	(1.8)	—	—	—	—	(1.8)
Excess tax benefit related to share-based payment arrangements	0.7	—	—	—	—	0.7
Distribution (to parent) from subsidiary	70.4	(70.4)	—	—	—	—
Cash provided by (used in) financing activities	0.7	(70.4)	—	—	—	(69.7)
Change in cash and cash equivalents	(4.0)	10.9	0.8	1.2	—	8.9
Cash and cash equivalents, beginning of period	7.3	20.4	2.5	3.6	—	33.8
Cash and cash equivalents, end of period	3.3	31.3	3.3	4.8	—	42.7

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
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, is accumulated and communicated to management in a timely fashion. In designing and evaluating controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures. In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems and automating manual processes.
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
Management’s Report On Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting are included on pages 53 and 54, respectively, of this Form 10-K.
Changes In Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions "Corporate Governance – Code of Business Conduct," "Election of Directors," "Corporate Governance - Director Independence," "Corporate Governance - Board of Directors Meetings and Committees," "Compensation Committee Report," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2013 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the captions "Corporate Governance – Compensation Committee Interlock and Insider Participation," "Compensation of Directors," "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "2012 Summary Compensation Table," "2012 Grants of Plan-Based Awards," "2012 Outstanding Equity Awards at Fiscal Year End," "2012 Pension Benefits," "2012 Outstanding Equity Awards," "2012 Option Exercises and Stock Vested," and "Potential Payments Upon Termination or Change in control" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2013 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2013 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions "Election of Directors," "Corporate Governance" and "Certain Relationships and Related Party Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2013 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2013 is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See the index to Financial Statements, which appears on page 52 of this report.
(a) (2) Financial Statement Schedules
Any applicable financial statement schedules required under the related instructions are included in the notes to the consolidated financial statements, which appear on pages 61 through 110 of this report.
(a) (3) Exhibits
See the Index to Exhibits, which appear on pages 115 through 117 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

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

Signature	Title	Date
/S/ LAYLE K. SMITH	President, Chief Executive Officer and Director	February 28, 2013
Layle K. Smith	(Principal Executive Officer)
/S/ ROBERT B. MAHONEY	Chief Financial Officer	February 28, 2013
Robert B. Mahoney	(Principal Financial Officer and Principal Accounting Officer)
/S/ WILLIAM H. BROOKS	Director	February 28, 2013
William H. Brooks
/S/ ERIC L. PRESS	Director	February 28, 2013
Eric L. Press
/S/ GARETH TURNER	Director	February 28, 2013
Gareth Turner
/S/ RONALD S. ROLFE	Director	February 28, 2013
Ronald S. Rolfe
/S/ MATTHEW H. NORD	Director	February 28, 2013
Matthew H. Nord
/S/ MATTHEW R. MICHELINI	Director	February 28, 2013
Matthew R. Michelini
/S/ ALAN SCHUMACHER	Director	February 28, 2013
Alan Schumacher
/S/ THOMAS MIKLICH	Director	February 28, 2013
Thomas Miklich
/S/ ROBERT KASDIN	Director	February 28, 2013
Robert Kasdin
/S/ RICHARD B. EVANS	Director	February 28, 2013
Richard B. Evans
/S/ CARL J. RICKERTSEN	Director	February 28, 2013
Carl J. Rickertsen

INDEX TO EXHIBITS

Exhibit number	Description
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

Exhibit number	Description
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

Exhibit number	Description
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