Form 10-Q
period 2013-03-31
Noranda Aluminum Holding CORP
filed 2013-04-29
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
As of April 19, 2013, there were 67,890,237 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	March 31, 2013	December 31, 2012
	$	$
ASSETS
Current assets:
Cash and cash equivalents	16.1	36.1
Accounts receivable, net	124.9	106.6
Inventories, net	203.4	195.8
Taxes receivable	2.7	2.0
Prepaid expenses	5.0	8.9
Other current assets	12.4	18.9
Total current assets	364.5	368.3
Property, plant and equipment, net	693.0	694.5
Goodwill	137.6	137.6
Other intangible assets, net	59.7	61.2
Other assets	95.9	96.1
Total assets	1,350.7	1,357.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	96.5	107.2
Accrued liabilities	59.4	58.8
Derivative liabilities, net	5.5	1.8
Deferred tax liabilities	14.6	16.8
Current portion of long-term debt	4.4	3.3
Total current liabilities	180.4	187.9
Long-term debt, net	597.3	592.4
Long-term derivative liabilities, net	0.2	0.1
Pension and other post-retirement benefit ("OPEB") liabilities	185.5	187.2
Other long-term liabilities	50.9	52.3
Long-term deferred tax liabilities	186.0	183.5
Common stock subject to redemption (0.2 shares at December 31, 2012)	—	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at March 31, 2013 and December 31, 2012)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 67.9 shares issued and outstanding at March 31, 2013; 67.7 shares issued and outstanding at December 31, 2012, including 0.2 shares subject to redemption at December 31, 2012)	0.7	0.7
Capital in excess of par value	235.8	233.4
Retained earnings	15.8	17.9
Accumulated other comprehensive loss	(107.9)	(105.7)
Total shareholders’ equity	144.4	146.3
Non-controlling interest	6.0	6.0
Total equity	150.4	152.3
Total liabilities and equity	1,350.7	1,357.7
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended March 31,
	2013	2012
	$	$
Sales	338.4	353.5
Operating costs and expenses:
Cost of sales	305.6	304.2
Selling, general and administrative expenses	24.6	25.7
Total operating costs and expenses	330.2	329.9
Operating income	8.2	23.6
Other (income) expense:
Interest expense, net	10.1	6.5
Gain on hedging activities, net	(5.4)	(14.7)
Debt refinancing expense	2.5	8.1
Total other (income) expense, net	7.2	(0.1)
Income before income taxes	1.0	23.7
Income tax expense	0.4	7.5
Net income	0.6	16.2
Net income per common share:
Basic	$0.01	$0.24
Diluted	$0.01	$0.24
Weighted-average common shares outstanding:
Basic	67.78	67.33
Diluted	69.06	68.84
Cash dividends declared per common share	$0.04	$1.29
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended March 31,
	2013	2012
	$	$
Net income	0.6	16.2
Other comprehensive income (loss):
Reclassification of pension and OPEB amounts realized in net income	3.5	2.9
Unrealized loss on derivatives	—	(3.8)
Reclassification of derivative amounts realized in net income	(6.4)	(16.7)
Total other comprehensive loss, before tax	(2.9)	(17.6)
Income tax benefit related to components of other comprehensive loss	0.7	6.4
Total other comprehensive loss, net of tax	(2.2)	(11.2)
Total comprehensive income (loss)	(1.6)	5.0
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
Net income	—	—	—	49.5	—	—	49.5
Other comprehensive loss	—	—	—	—	(63.3)	—	(63.3)
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	0.2	—	—	—	0.2
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess taxes related to share-based payment arrangements	—	—	(0.1)	—	—	—	(0.1)
Vesting of awards, share-based plans	—	—	(0.1)	0.1	—	—	—
Dividends to shareholders @ $1.41 per share	—	—	—	(95.1)	—	—	(95.1)
Distribution to share-based award holders @ $1.25 per share	—	—	(3.1)	—	—	—	(3.1)
Balance, December 31, 2012	—	0.7	233.4	17.9	(105.7)	6.0	152.3
Net income	—	—	—	0.6	—	—	0.6
Other comprehensive loss	—	—	—	—	(2.2)	—	(2.2)
Shares tendered for taxes, share-based payment arrangements, net of proceeds from issuance of common shares	—	—	(0.2)	—	—	—	(0.2)
Stock compensation expense related to equity-based awards	—	—	1.0	—	—	—	1.0
Excess taxes related to share-based payment arrangements	—	—	(0.4)	—	—	—	(0.4)
Reclassified common shares	—	—	2.0	—	—	—	2.0
Dividends to shareholders @ $0.04 per share	—	—	—	(2.7)	—	—	(2.7)
Balance, March 31, 2013	—	0.7	235.8	15.8	(107.9)	6.0	150.4

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net income	0.6	16.2
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	23.2	22.9
Non-cash interest expense	0.7	0.7
Last in, first out and lower of cost or market inventory adjustments	0.8	(4.9)
(Gain) loss on disposal of assets	(0.2)	0.6
Gain on hedging activities, excluding cash settlements	(5.4)	(26.0)
Debt refinancing expense	2.5	8.1
Deferred income taxes	1.5	(2.3)
Share-based compensation expense	1.0	2.2
Changes in other assets	(1.4)	(1.4)
Changes in pension, other post-retirement and other long-term liabilities	0.7	(1.3)
Changes in current operating assets and liabilities:
Accounts receivable, net	(18.3)	(28.9)
Inventories, net	(8.4)	(22.9)
Taxes receivable and taxes payable	(1.1)	7.8
Other current assets	12.3	32.2
Accounts payable	(11.3)	12.1
Accrued liabilities	0.7	(31.5)
Cash used in operating activities	(2.1)	(16.4)
INVESTING ACTIVITIES
Capital expenditures	(18.9)	(21.6)
Proceeds from sale of property, plant and equipment	0.2	—
Cash used in investing activities	(18.7)	(21.6)
FINANCING ACTIVITIES
Shares tendered for taxes, share-based payment arrangements, net of proceeds from issuance of common shares	(0.2)	(0.2)
Dividends paid to shareholders	(2.7)	(86.9)
Distributions paid to share-based award holders	—	(3.1)
Repayments of long-term debt	(276.4)	(153.2)
Borrowings on long-term debt, net	282.3	322.6
Payments of financing costs	(2.2)	(10.9)
Cash provided by financing activities	0.8	68.3
Change in cash and cash equivalents	(20.0)	30.3
Cash and cash equivalents, beginning of period	36.1	42.7
Cash and cash equivalents, end of period	16.1	73.0
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information. The consolidated financial statements, including these condensed notes, are unaudited and exclude some of the disclosures required in annual consolidated financial statements. Consolidated balance sheet data as of December 31, 2012 was derived from our audited consolidated financial statements. In management's opinion, these unaudited consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to previously issued unaudited consolidated financial statements to conform to the current period presentation. These reclassifications had no impact on net income or net cash flows.
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
These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on February 28, 2013.

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended March 31, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.8	42.0	138.7	145.9	—	—	338.4
Intersegment	23.7	44.1	22.5	—	—	(90.3)	—
Total sales	35.5	86.1	161.2	145.9	—	(90.3)	338.4

Capital expenditures	0.8	5.1	8.4	3.4	1.2	—	18.9
Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	4.2	4.1	24.2	13.8	(8.7)	(1.3)	36.3
Depreciation and amortization	(2.0)	(5.3)	(11.1)	(4.6)	(0.2)	—	(23.2)
Last in, first out and lower of cost or market inventory adjustments	—	—	1.7	(2.5)	—	—	(0.8)
Gain on disposal of assets	—	0.1	0.1	—	—	—	0.2
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.8)	(1.3)	(1.4)	—	(4.7)
Relocation and severance	—	(0.1)	(0.2)	—	(0.3)	—	(0.6)
Consulting fees	—	—	—	—	(0.3)	—	(0.3)
Cash settlements on hedging transactions	—	—	0.1	0.5	—	—	0.6
Other, net	—	(0.1)	—	(0.1)	—	0.9	0.7
Operating income (loss)	2.2	(1.5)	13.0	5.8	(10.9)	(0.4)	8.2
Interest expense, net							10.1
Gain on hedging activities, net							(5.4)
Debt refinancing expense							2.5
Total other expense, net							7.2
Income before income taxes							1.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Three months ended March 31, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	10.7	57.6	140.1	145.1	—	—	353.5
Intersegment	22.5	36.9	21.8	—	—	(81.2)	—
Total sales	33.2	94.5	161.9	145.1	—	(81.2)	353.5

Capital expenditures	1.3	4.3	12.7	2.8	0.5	—	21.6
Reconciliation of segment profit (loss) to operating income:
Segment profit (loss)	2.2	13.7	25.7	14.5	(8.7)	(2.8)	44.6
Depreciation and amortization	(2.0)	(5.2)	(10.8)	(4.5)	(0.4)	—	(22.9)
Last in, first out and lower of cost or market inventory adjustments	—	—	3.4	2.0	—	(0.5)	4.9
Loss on disposal of assets	—	—	(0.5)	(0.1)	—	—	(0.6)
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.4)	(1.3)	(2.2)	—	(5.1)
Relocation and severance	—	—	(0.2)	—	—	—	(0.2)
Consulting fees	—	—	—	—	(0.5)	—	(0.5)
Cash settlements on hedging transactions	—	—	—	1.2	—	—	1.2
Other, net	—	(0.1)	—	—	(0.2)	2.5	2.2
Operating income (loss)	0.2	8.2	16.2	11.8	(12.0)	(0.8)	23.6
Interest expense, net							6.5
Gain on hedging activities, net							(14.7)
Debt refinancing expense							8.1
Total other income, net							(0.1)
Income before income taxes							23.7

	March 31, 2013	December 31, 2012
Segment assets:	$	$
Bauxite	156.9	154.3
Alumina	239.6	238.0
Primary Aluminum	540.0	534.2
Flat-Rolled Products	385.2	374.2
Corporate	65.9	84.0
Eliminations	(36.9)	(27.0)
Total assets	1,350.7	1,357.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows included the following (in millions):

	Three months ended March 31,
	2013	2012
	$	$
Depreciation of property, plant and equipment	20.6	20.2
Amortization of intangible assets	1.5	1.5
Amortization of other long-term assets	1.1	1.2
Total depreciation and amortization	23.2	22.9
Cash paid for interest and income taxes was as follows (in millions):

	Three months ended March 31,
	2013	2012
	$	$
Interest paid	10.2	3.5
U.S. Federal and state income taxes paid, net of refunds received	—	1.9
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $3.9 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively, and were not reflected as capital expenditures in the unaudited consolidated statements of cash flows. For the three months ended March 31, 2013 and 2012, we capitalized interest of $0.3 million and $0.4 million, respectively, related to long-term capital projects.
Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) ("AOCI") were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax benefit (expense) related to unrealized net actuarial gain/loss, prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax benefit (expense) related to unrealized gain or loss on derivatives	Total, net of tax
Balance, December 31, 2011	(163.8)	61.2	94.1	(33.9)	(42.4)
Amounts recorded to AOCI for the period	(24.3)	9.6	(3.5)	1.3	(16.9)
Reclassification of amounts realized in net income	11.9	(4.7)	(84.2)	30.6	(46.4)
Balance, December 31, 2012	(176.2)	66.1	6.4	(2.0)	(105.7)
Amounts recorded to AOCI for the period	—	—	—	—	—
Reclassification of amounts realized in net income	3.5	(1.3)	(6.4)	2.0	(2.2)
Balance, March 31, 2013	(172.7)	64.8	—	—	(107.9)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Reclassifications out of AOCI were included in the unaudited consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the unaudited consolidated statements of operations
	Three months ended March 31,
	2013	2012
	$	$
Selling, general and administrative expenses ("SGA")
Actuarial gain/loss	0.7	0.6	(1)
Prior service costs	0.1	—	(1)
Total pension amounts reclassified into SGA	0.8	0.6	Selling, general and administrative expenses
Cost of Sales ("COS")
Actuarial gain/loss	2.5	2.2	(1)
Prior service costs	0.2	0.1	(1)
Total pension amounts reclassified into COS	2.7	2.3	Cost of sales
Reclassification of pension and OPEB amounts realized in net income	3.5	2.9
Income taxes related to reclassifications of pension and OPEB amounts	(1.3)	(1.1)	Income tax expense
Reclassification of pension and OPEB amounts realized in net income, net of tax	2.2	1.8	Net income

Reclassification of derivative amounts realized in net income	(6.4)	(16.7)	Gain on hedging activities, net
Income taxes related to reclassifications of derivative amounts	2.0	6.1	Income tax expense
Reclassification of derivative amounts realized in net income, net of tax	(4.4)	(10.6)	Net income

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 10, "Pensions and Other Post-Retirement Benefits."

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	March 31, 2013	December 31, 2012
	$	$
Cash	16.1	26.1
Money market funds	—	10.0
Total cash and cash equivalents	16.1	36.1
Accounts receivable, net, consisted of the following (in millions):

	March 31, 2013	December 31, 2012
	$	$
Trade	125.0	106.8
Allowance for doubtful accounts	(0.1)	(0.2)
Total accounts receivable, net	124.9	106.6

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Other current assets consisted of the following (in millions):

	March 31, 2013	December 31, 2012
	$	$
Current foreign deferred tax asset	2.1	2.6
Employee loans receivable, net	1.9	2.0
Current derivative assets (see Note 11, "Derivative Financial Instruments")	5.4	2.6
Other current assets	3.0	11.7
Total other current assets	12.4	18.9
Other assets consisted of the following (in millions):

	March 31, 2013	December 31, 2012
	$	$
Deferred financing costs, net of amortization	8.5	9.3
Cash surrender value of life insurance	27.1	26.3
Pension asset (see Note 10, "Pensions and Other Post-Retirement Benefits")	9.8	9.7
Restricted cash (see Note 9, "Asset Retirement and Other Obligations")	12.8	12.8
Supplies	12.5	13.0
Prepaid Jamaican income taxes	12.7	12.7
Derivative asset	0.2	0.1
Other	12.3	12.2
Total other assets	95.9	96.1
Accrued liabilities consisted of the following (in millions):

	March 31, 2013	December 31, 2012
	$	$
Compensation and benefits	19.3	17.4
Workers’ compensation	5.6	5.7
Other operating expenses	15.3	15.6
Accrued interest	1.8	2.0
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	2.3	2.4
Land obligation (see Note 9 "Asset Retirement and Other Obligations")	4.6	4.9
Reclamation obligation (see Note 9, "Asset Retirement and Other Obligations")	1.8	2.5
Environmental remediation obligations (see Note 7 "Commitments and Contingencies")	2.0	2.0
Obligations to the Government of Jamaica (see Note 17, "Non-Controlling Interest")	5.7	5.3
Pension and OPEB liabilities (see Note 10, "Pensions and Other Post-Retirement Benefits")	0.9	0.9
Restricted stock unit ("RSU") liability awards (see Note 13, "Share-Based Payments")	0.1	0.1
Total accrued liabilities	59.4	58.8
Other long-term liabilities consisted of the following (in millions):

	March 31, 2013	December 31, 2012
	$	$
Reserve for uncertain tax positions	0.8	0.8
Workers’ compensation	15.1	15.0
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	13.6	13.4
Land obligation (see Note 9, "Asset Retirement and Other Obligations")	8.5	9.2
Environmental remediation obligations (see Note 7, "Commitments and Contingencies")	1.2	1.2
Deferred compensation and other	11.7	12.7
Total other long-term liabilities	50.9	52.3

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	4.4	1.2	5.6
Derivative liabilities	—	(5.7)	—	(5.7)
RSU liability awards	(0.1)	—	—	(0.1)
Total	(0.1)	(1.3)	1.2	(0.2)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	10.0	—	—	10.0
Derivative assets	—	3.1	1.1	4.2
Derivative liabilities	—	(3.4)	—	(3.4)
RSU liability awards	(0.1)	—	—	(0.1)
Total	9.9	(0.3)	1.1	10.7
Changes in the fair value of the variable-price Midwest Premium contracts classified as Level 3 included in gain on hedging activities, net in the unaudited consolidated statement of operations for the three months ended March 31, 2013 were as follows:

Three months ended March 31, 2013
$
Fair value, beginning of year	1.1
Changes in fair value	0.1
Fair value, end of year	1.2
Cash equivalents as of December 31, 2012 were temporary cash investments with high credit quality financial institutions, which included money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments were valued based upon unadjusted, quoted prices in active markets and were classified within Level 1. We held no cash equivalents as of March 31, 2013.
We discuss our derivative instruments in Note 11, "Derivative Financial Instruments." Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves, and current market prices for those assets and liabilities. Substantially all of the inputs are observable throughout the full term of the instrument. Merrill Lynch is the counterparty for our variable-price aluminum offset swaps. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using contract prices and management's estimate of future U.S. Midwest premium prices, based on recent market prices.
In Note 13 "Share-Based Payments," we discuss RSU liability awards. The fair value of this Level 1 liability was determined based on the closing market price of our common stock at each balance sheet date.
In Note 8, "Long-Term Debt" we disclose the fair values of our debt instruments. The fair value of our AcquisitionCo Notes was based on recent transactions involving the bonds and was classified as Level 2 within the hierarchy. While the AcquisitionCo Notes have quoted prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the Term B Loan and revolver were based on interest rates available at each balance sheet date. These instruments were also classified as Level 2.
We made no transfers between fair value hierarchy levels during first quarter 2013.

5.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 26% and 25% of total inventories, at cost, at March 31, 2013 and December 31, 2012, respectively.
Inventories, net, consisted of the following (in millions):

	March 31, 2013	December 31, 2012
	$	$
Raw materials, at cost	70.7	63.5
Work-in-process, at cost	58.6	58.9
Finished goods, at cost	29.1	29.5
Total inventories, at cost	158.4	151.9
Last in first out adjustment	18.8	15.7
Lower of cost or market reserve	(11.8)	(7.1)
Inventories, at lower of cost or market	165.4	160.5
Supplies	38.0	35.3
Total inventories, net	203.4	195.8

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives in years			March 31, 2013	December 31, 2012
				$	$
Land				51.0	50.4
Buildings and improvements	10	—	47	151.2	151.0
Machinery and equipment	3	—	50	883.2	876.9
Construction in progress				55.7	48.2
Property, plant and equipment, at cost				1,141.1	1,126.5
Accumulated depreciation				(448.1)	(432.0)
Total property, plant and equipment, net				693.0	694.5

7.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
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

•	An agreement at St. Ann with the UTASP will expire in December 2013.

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We are expecting to receive a claim for a new contract in second quarter 2013.

•	An agreement at St. Ann with the UAWU, covering supervisory and technical workers, expires in April 2013. We are expecting to receive a claim for a new contract in second quarter 2013.

•	The agreement at Gramercy with the USWA will expire in September 2015.

•	An agreement at New Madrid with the USWA will expire in August 2017.

•	An agreement at our Salisbury rolling mill with the USWA will expire in November 2016.

•	The agreement in place with the IAMAW at our Newport rolling mill extends through May 2014.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

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
In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS requirements may require us to incur material capital and operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term power purchase agreement with Ameren pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $3.6 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

8    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	March 31, 2013			December 31, 2012
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net (1)	172.9	172.4	11.00%	275.3	258.8	4.52%
Term B Loan, net	428.8	428.8	5.75%	320.4	320.4	5.75%
Revolver	—	—		—	—
Total debt, net	601.7			595.7
Less: Current portion	(4.4)			(3.3)
Long-term debt, net	597.3			592.4

(1)
We refer to the Senior Unsecured Notes due 2019 issued by Noranda AcquisitionCo ("AcquisitionCo Notes due 2019") outstanding at March 31, 2013 and Senior Floating Rate Notes due 2015 issued by Noranda AcquisitionCo ("AcquisitionCo Notes due 2015") outstanding at December 31, 2012 collectively as the "AcquisitionCo Notes."

2013 Refinancing
On March 8, 2013, we completed a private offering of $175.0 million aggregate principal amount of 11.0% AcquisitionCo Notes due June 1, 2019. Additionally, we entered into an incremental term loan facility in the amount of $110.0 million under our existing term loan credit agreement (the "incremental Term B Loan"). We used the net proceeds from the offering of the AcquisitionCo Notes due 2019 and the incremental Term B Loan to redeem the remaining $275.3 million outstanding AcquisitionCo Notes due 2015. We refer to these transactions, collectively, as the "2013 Refinancing."
The incremental Term B Loan agreement also permits us to incur further incremental borrowings under the existing Term B Loan in an aggregate principal amount not to exceed the greater of (1) $50 million and (2) an amount such that, after giving effect to such incremental borrowing, we will be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings. The incremental Term B Loan will be due and payable on February 28, 2019 and will have the same terms as borrowings under the existing Term B Loan.
The AcquisitionCo Notes due 2019 are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by Noranda HoldCo and the domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. The indenture governing the AcquisitionCo Notes due 2019 contains certain customary affirmative and negative covenants, restrictions and events of default.
We recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing, representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015. In first quarter 2012, we recorded debt refinancing expense of $8.1 million related to the refinancing of our credit facilities we undertook at that time, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to the existing senior secured credit facilities.
As of March 31, 2013 and December 31, 2012 we had $428.8 million and $320.4 million, respectively, outstanding under our Term B Loan, which is recorded in our accompanying unaudited consolidated balance sheets net of $2.7 million and $2.2 million, respectively, of unamortized discount. The carrying value of the AcquisitionCo Notes was recorded net of unamortized underwriting discount of $2.1 million at March 31, 2013. The Revolver had no outstanding balance at March 31, 2013 and December 31, 2012 and outstanding letters of credit totaled $31.1 million at March 31, 2013 and December 31, 2012. Availability under the Revolver is subject to a calculated borrowing base. Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of March 31, 2013, we are effectively required to maintain at least $20.0 million of available borrowing capacity under our Revolver. This restriction will be removed when the ratio meets the required threshold. Our effective borrowing capacity calculated as of March 31, 2013 was $142.7 million.
Including required repayments of the incremental Term B Loan borrowings, we are required to repay $1.1 million of the total Term B Loan quarterly.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations.
Our reclamation obligations activity at St. Ann follows (in millions):

Three Months Ended March 31, 2013
$
Balance, beginning of period	2.5
Additional liabilities incurred	0.5
Liabilities settled	(1.2)
Accretion	—
Balance, end of period	1.8
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
Our St. Ann Land Obligation activity follows (in millions):

Three Months Ended March 31, 2013
$
Balance, beginning of period	14.1
Additional liabilities incurred	—
Liabilities settled	(0.2)
Revisions to the obligation	(0.8)
Balance, end of period	13.1
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
Our asset retirement obligations activity follows (in millions):

Three Months Ended March 31, 2013
$
Balance, beginning of period	15.8
Additional liabilities incurred	0.2
Liabilities settled	(0.4)
Accretion	0.3
Balance, end of period	15.9
As of March 31, 2013 and December 31, 2012, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of both March 31, 2013 and December 31, 2012, we had undiscounted liabilities of $2.0 million in accrued liabilities and $1.2 million, in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.

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
Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	$	$	$	$
Service cost	3.8	3.1	0.1	0.2
Interest cost	4.5	4.5	0.4	0.4
Expected return on plan assets	(5.1)	(4.7)	(0.5)	(0.5)
Recognized actuarial loss	3.2	2.8	—	—
Amortization of prior service cost	0.3	0.1	—	—
Net periodic cost	6.7	5.8	—	0.1
Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	$	$	$	$
Service cost	0.1	0.1	—	0.1
Interest cost	0.2	0.1	0.1	0.1
Recognized actuarial loss	—	—	—	—
Net periodic cost	0.3	0.2	0.1	0.2
Expected Employer Contributions
We contributed $4.7 million and $0.1 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the three months ended March 31, 2013. We anticipate making approximately $16.5 million and $0.5 million of pension funding payments to the Noranda Pension Plans and the St. Ann Pension Plans, respectively for the remainder of the year ended December 31, 2013.

11.    DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.
Fixed price aluminum swaps. Through 2010, we utilized a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the Primary Aluminum segment through the use of fixed price aluminum swaps. In May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. As of March 31, 2013, we had no outstanding fixed price aluminum swaps.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Fixed-price customer arrangements. We enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. We do not elect normal sale accounting on certain customer contracts and instead record those contracts as derivatives ("fixed price aluminum customer contracts"). Because these fixed price customer contracts expose us to aluminum and Midwest premium ("MWP") market price fluctuations, we economically hedge these risks by entering into variable price aluminum swap contracts ("variable-price aluminum offset swaps") and variable price MWP contracts with various brokers, typically for terms of one year or less.
As of March 31, 2013, our outstanding fixed-price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2013	1.05	57.9
2014	1.04	9.1
As of March 31, 2013, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2013	0.93	73.6
2014	0.92	9.4
As of March 31, 2013, our outstanding variable-price MWP contracts were as follows were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2013	0.10	60.8
2014	0.11	7.8
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, from time to time, we have entered into financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. During the three months ended March 31, 2013 we had no outstanding natural gas swaps.
Fixed-price natural gas contract. In 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for a portion of the refinery's anticipated natural gas usage in the period from April through December 2012. We recorded these contracts as derivatives, based on the fair value of the Henry Hub Index price of natural gas. As of March 31, 2013, we had no fixed price purchases of natural gas remaining.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	March 31, 2013	December 31, 2012
	$	$
Fixed-price aluminum customer contracts	4.4	(0.8)
Variable-price aluminum offset swaps and other	(5.7)	0.5
Variable-price MWP contracts	1.2	1.1
Total	(0.1)	0.8
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	As of March 31, 2013
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Merrill Lynch	—	—	—	—	—
Other	—	—	—	5.4	5.4
Total current derivative assets	—	—	—	5.4	5.4

Merrill Lynch	—	—	—	—	—
Other	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of March 31, 2013
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Merrill Lynch	—	—	—	(5.5)	(5.5)
Other	—	—	—	—	—
Total current derivative liabilities	—	—	—	(5.5)	(5.5)

Merrill Lynch	—	—	—	(0.2)	(0.2)
Other	—	—	—	—	—
Total long-term derivative liabilities	—	—	—	(0.2)	(0.2)

	As of December 31, 2012
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Merrill Lynch	2.0	(1.5)	0.5	—	0.5
Other	—	—	—	2.1	2.1
Total current derivative assets	2.0	(1.5)	0.5	2.1	2.6

Merrill Lynch	—	—	—	0.1	0.1
Other	—	—	—	—	—
Total long-term derivative assets	—	—	—	0.1	0.1

	As of December 31, 2012
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Merrill Lynch	(1.5)	1.5	—	—	—
Other	—	—	—	(1.8)	(1.8)
Total current derivative liabilities	(1.5)	1.5	—	(1.8)	(1.8)

Merrill Lynch	—	—	—	—	—
Other	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)
As of March 31, 2013 and December 31, 2012, respectively, none of our derivative instruments were designated and qualify as fair value or cash flow hedges. As of March 31, 2013, there were no remaining derivative gains or losses on hedging activities in AOCI.

•
Fixed-price aluminum swaps. We discontinued hedge accounting for all our aluminum fixed price sale swaps on January 29, 2009. At that date, amounts were frozen in AOCI to be reclassified into earnings in the period the hedged sales occur, or until we determined that the original forecasted sales were no longer probable of occurring. During the three months ended March 31,

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

2013, we reclassified the remaining $6.4 million of gains into earnings, which is reflected in gain on hedging activities, net in the unaudited consolidated statement of operations.
Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in gain on hedging activities, net in the unaudited consolidated statements of operations.
The following table presents how our hedging activities affected our unaudited consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Three months ended March 31, 2013
Fixed-price aluminum swaps	(6.4)	—	(6.4)
Fixed-price aluminum customer contracts	—	(5.2)	(5.2)
Variable-price aluminum offset swaps and other	—	6.2	6.2
Natural gas swaps	—	—	—
Total	(6.4)	1.0	(5.4)
Three Months Ended March 31, 2012
Fixed-price aluminum swaps	(23.0)	—	(23.0)
Fixed-price aluminum customer contracts	—	0.6	0.6
Variable-price aluminum offset swaps and other	—	(3.0)	(3.0)
Natural gas swaps	6.3	2.0	8.3
Natural gas fixed-price contract	—	2.4	2.4
Total	(16.7)	2.0	(14.7)

12.    SHAREHOLDERS' EQUITY
Dividends declared and paid during the three months ended March 31, 2013 were as follows:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 20, 2013	0.04	March 27, 2013	2.7
On April 24, 2013, the Board declared a regular quarterly dividend of $0.04 per share to be paid on May 29, 2013 to shareholders of record as of May 6, 2013. Cash payments related to this dividend will total approximately $2.7 million.
As part of his employment agreement, our Chief Executive Officer ("CEO") agreed to purchase 200,000 shares of common stock at $10.00 per share, for a total investment of $2.0 million. His employment agreement provides that shares purchased carry a redemption feature which guarantees total realization on these shares of at least $7.5 million (reduced to $7.0 million as of December 31, 2012 to reflect dividends to date) in the event a change in control occurred prior to March 3, 2013, and the CEO remained employed with us through the 12 month anniversary of such change in control or experiences certain qualifying terminations of employment.
Because of the existence of the conditional redemption feature, the carrying value of these 200,000 shares of common stock was reported outside of permanent equity as of December 31, 2012. In accordance with FASB ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718"), the carrying amount of the common stock subject to redemption is reported as the $2.0 million in proceeds. Because a change in control did not occur prior to March 3, 2013, the carrying value of that common stock was not adjusted to the redemption amount. As of March 31, 2013, the carrying amount of $2.0 million was reclassified into permanent equity.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

13.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended March 31,
	2013	2012
	$	$
Stock options	0.1	0.2
Restricted stock and restricted stock unit equity awards	0.9	1.8
Restricted stock unit liability awards	—	0.2
Total stock compensation expense	1.0	2.2
Share-based payment awards held by employee and non-employee directors include stock options, restricted stock, and restricted stock units ("RSUs"). Restricted stock and RSU awards have either service-vesting and/or performance-vesting requirements. We account for RSUs granted to the investor director provider group, which consists of the four full-time employees of our principal shareholders affiliated with Apollo Management VI ("Apollo") who serve on our board of directors, as liability awards.
During first quarter 2012, in respect of the supplemental dividend of $1.25 paid on March 19, 2012, holders of stock options and of service-vesting restricted stock and RSUs received $1.25 for each share underlying such awards. We accelerated $1.2 million of stock compensation expense in connection with this payment. Holders of performance-vesting restricted stock and RSUs were granted additional performance-vesting restricted stock or RSUs, as applicable, with respect to the $1.25 per share supplemental dividend. The number of additional shares or units was computed by dividing the amount of the dividend the award holder would have received for a number of shares of our common stock equal to the number subject to the applicable award divided by the fair market value of a share of our common stock on the last trading day before the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying awards. Generally, holders of service-vesting and performance-vesting restricted stock and RSUs were granted additional shares or units, with respect to the $0.04 per share regular quarterly dividends in 2012 and 2013. The number of additional shares or units was computed by dividing the amount of dividend the award holder would have received had the holder owned a number of shares equal to the number subject to the applicable award by the fair market value of a share of our common stock on the last trading day before the date of the dividend payment. These additional shares or units are subject to the same vesting conditions as the underlying award.
As of March 31, 2013, total unrecognized stock compensation expense related to share-based payment awards was $4.6 million. We will recognize this amount over a weighted-average period of 1.2 years. During first quarter 2013, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2011 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2012 because the performance conditions had not been determined as of March 31, 2013. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.
Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)
		$	$		$	$
Outstanding, December 31, 2012	1,307,989	1.89	5.7	140,000	9.00	—
Exercised	(10,000)	2.00	—	—	—	—
Forfeited	(7,000)	1.14	—	—	—	—
Outstanding, March 31, 2013	1,290,989	1.90	3.6	140,000	9.00	—
Fully vested and exercisable, March 31, 2013 (weighted-average remaining contractual term of 4.6 years and 4.6 years, respectively)	1,039,218	2.09	2.8	140,000	9.00	—
Options that were not in-the-money at March 31, 2013 and December 31, 2012, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Restricted stock and RSU equity award activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards
	#	$	#	$	#
Non-vested, December 31, 2012	747,937	12.48	294,336	5.22	526,327
Dividend equivalent units granted	5,057	4.31	2,700	4.31	4,851
Vested (aggregate intrinsic value of $0.8 million)	(188,889)	13.05	—	—	—
Forfeited	(14,738)	12.94	(3,461)	6.06	(3,873)
Non-vested, March 31, 2013 (aggregate intrinsic value of $6.2 million)	549,367	12.20	293,575	5.20	527,305
As of both March 31, 2013 and December 31, 2012, accrued liabilities in the accompanying unaudited consolidated balance sheets included $0.1 million related to RSU liability awards.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2012	25,344
Dividend equivalent units granted	188
Forfeited	(5,069)
Non-vested, March 31, 2013	20,463

14.    NET INCOME PER COMMON SHARE
Basic and diluted net income per common share ("EPS") were calculated as follows (in millions, except per share):

	Three months ended March 31,
	2013	2012
Net income	$0.6	$16.2
Weighted-average common shares outstanding:
Basic	67.78	67.33
Effect of dilutive securities	1.28	1.51
Diluted	69.06	68.84
Net income per common share:
Basic	$0.01	$0.24
Diluted	$0.01	$0.24
Certain share-based payment awards whose terms and conditions are described in Note 13 "Share-Based Payments," could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive securities were as follows (in millions):

	Three months ended March 31,
	2013	2012
Antidilutive securities	0.67	0.15

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

15.    INCOME TAXES
Our effective income tax rate was approximately 40.0% for the first quarter 2013 and was 31.6% for the first quarter 2012. The effective income tax rate for the three months ended March 31, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits. The effective tax rate for the three months ended March 31, 2012 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

16.    RELATED PARTY TRANSACTIONS
We sell flat-rolled products to two customers that are affiliated with Apollo. Sales to these companies were as follows (in millions):

	Three months ended March 31,
	2013	2012
	$	$
Berry Plastics Corporation	1.9	2.3
Metals USA Holdings Corp.	3.3	2.3
Accounts receivable from these related parties were as follows (in millions):

	March 31, 2013	December 31, 2012
	$	$
Berry Plastics Corporation	0.6	0.4
Metals USA Holdings Corp.	0.9	1.0
In connection with the 2012 Refinancing, we paid $0.7 million in fees to Apollo Global Securities, LLC, an affiliate of Apollo that participated in the arrangement and structuring of the 2012 Refinancing. Fees paid to Apollo Global Securities, LLC in connection with the 2013 Refinancing were immaterial.

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	March 31, 2013			December 31, 2012
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.4	—	0.4	1.7	—	1.7
Accounts receivable, net	13.8	(13.8)	—	15.4	(15.4)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	16.9	—	16.9	12.6	—	12.6
Other current assets	1.1	—	1.1	1.6	—	1.6
Property, plant and equipment, net	41.4	—	41.4	40.1	—	40.1
Other assets	4.8	—	4.8	5.0	—	5.0
Accounts payable	(60.8)	48.5	(12.3)	(58.3)	49.2	(9.1)
Accrued liabilities	(4.0)	—	(4.0)	(3.8)	—	(3.8)
Environmental, land and reclamation liabilities	(1.7)	—	(1.7)	(2.4)	—	(2.4)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
NBL’s net investment and advances to NJBP	5.9	34.7	40.6	5.9	33.8	39.7

18.    SUBSIDIARY ISSUER OF GUARANTEED NOTES
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB and St. Ann are not guarantors of the senior secured credit facilities and, are not guarantors of the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the subsidiary guarantors. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet as of March 31, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.2	10.3	2.6	3.0	—	16.1
Accounts receivable, net:
Trade	—	0.1	120.6	4.2	—	124.9
Affiliates	19.5	11.9	0.2	16.7	(48.3)	—
Inventories, net	—	—	172.7	31.6	(0.9)	203.4
Taxes receivable	1.7	—	0.7	0.3	—	2.7
Prepaid expenses	0.2	0.2	3.3	1.3	—	5.0
Other current assets	—	—	6.8	5.6	—	12.4
Total current assets	21.6	22.5	306.9	62.7	(49.2)	364.5
Investments in affiliates	343.7	1,513.5	—	—	(1,857.2)	—
Advances due from affiliates	—	119.8	674.0	63.5	(857.3)	—
Property, plant and equipment, net	—	—	630.0	63.0	—	693.0
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	59.7	—	—	59.7
Other assets	—	8.6	56.0	31.3	—	95.9
Total assets	365.3	1,664.4	1,864.2	220.5	(2,763.7)	1,350.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	83.3	13.2	—	96.5
Affiliates	—	19.5	16.7	12.1	(48.3)	—
Accrued liabilities	0.1	2.1	32.8	24.4	—	59.4
Derivative liabilities, net	—	—	5.5	—	—	5.5
Deferred tax liabilities	(0.9)	(9.9)	25.0	—	0.4	14.6
Current portion of long-term debt	—	4.4	—	—	—	4.4
Total current liabilities	(0.8)	16.1	163.3	49.7	(47.9)	180.4
Long-term debt, net	—	597.3	—	—	—	597.3
Long-term derivative liabilities, net	—	—	0.2	—	—	0.2
Pension and other post-retirement liabilities	—	—	179.8	5.7	—	185.5
Other long-term liabilities	—	—	36.5	14.4	—	50.9
Advances due to affiliates	183.9	673.4	—	—	(857.3)	—
Long-term deferred tax liabilities	37.8	33.9	112.0	3.6	(1.3)	186.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	235.8	352.1	1,199.7	83.7	(1,635.5)	235.8
Retained earnings (accumulated deficit)	15.8	99.5	281.3	56.7	(437.5)	15.8
Accumulated other comprehensive income (loss)	(107.9)	(107.9)	(108.6)	0.7	215.8	(107.9)
Total shareholders' equity	144.4	343.7	1,372.4	141.1	(1,857.2)	144.4
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	144.4	343.7	1,372.4	147.1	(1,857.2)	150.4
Total liabilities and equity	365.3	1,664.4	1,864.2	220.5	(2,763.7)	1,350.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet as of December 31, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.5	27.9	3.3	4.4	—	36.1
Accounts receivable, net:
Trade	—	—	101.6	5.0	—	106.6
Affiliates	19.4	11.9	0.3	9.9	(41.5)	—
Inventories, net	—	—	169.1	27.2	(0.5)	195.8
Taxes receivable	1.7	—	0.6	(0.3)	—	2.0
Prepaid expenses	0.2	—	7.1	1.6	—	8.9
Other current assets	—	—	4.9	14.0	—	18.9
Total current assets	21.8	39.8	286.9	61.8	(42.0)	368.3
Investments in affiliates	347.0	1,509.0	—	—	(1,856.0)	—
Advances due from affiliates	—	119.8	682.1	63.5	(865.4)	—
Property, plant and equipment, net	—	—	633.2	61.3	—	694.5
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	61.2	—	—	61.2
Other assets	—	9.3	55.6	31.2	—	96.1
Total assets	368.8	1,677.9	1,856.6	217.8	(2,763.4)	1,357.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	97.5	9.7	—	107.2
Affiliates	—	19.4	9.9	12.2	(41.5)	—
Accrued liabilities	—	2.0	30.4	26.4	—	58.8
Derivative liabilities net	—	—	1.8	—	—	1.8
Deferred tax liabilities	0.1	—	16.7	—	—	16.8
Current portion of long-term debt	—	3.3	—	—	—	3.3
Total current liabilities	0.1	24.7	156.3	48.3	(41.5)	187.9
Long-term debt	—	592.4	—	—	—	592.4
Long-term derivative liabilities, net	—	—	0.1	—	—	0.1
Pension and other post-retirement liabilities	—	—	181.5	5.7	—	187.2
Other long-term liabilities	—	—	36.7	15.6	—	52.3
Advances due to affiliates	183.7	681.7	—	—	(865.4)	—
Long-term deferred tax liabilities	36.7	32.1	112.6	2.6	(0.5)	183.5
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	233.4	352.1	1,199.7	83.7	(1,635.5)	233.4
Retained earnings (accumulated deficit)	17.9	100.6	276.1	55.2	(431.9)	17.9
Accumulated other comprehensive income (loss)	(105.7)	(105.7)	(106.4)	0.7	211.4	(105.7)
Total shareholders’ equity	146.3	347.0	1,369.4	139.6	(1,856.0)	146.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	146.3	347.0	1,369.4	145.6	(1,856.0)	152.3
Total liabilities and equity	368.8	1,677.9	1,856.6	217.8	(2,763.4)	1,357.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended March 31, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	326.5	35.6	(23.7)	338.4
Operating costs and expenses:
Cost of sales	—	—	299.3	30.0	(23.7)	305.6
Selling, general and administrative expenses	1.3	0.4	19.6	3.3	—	24.6
Total operating costs and expenses	1.3	0.4	318.9	33.3	(23.7)	330.2
Operating income (loss)	(1.3)	(0.4)	7.6	2.3	—	8.2
Other (income) expense:
Interest expense (income), net	(0.1)	10.2	—	—	—	10.1
Gain on hedging activities, net	—	—	(5.4)	—	—	(5.4)
Debt refinancing expense	—	2.5	—	—	—	2.5
Total other (income) expense, net	(0.1)	12.7	(5.4)	—	—	7.2
Income (loss) before income taxes	(1.2)	(13.1)	13.0	2.3	—	1.0
Income tax (benefit) expense	(0.3)	(4.4)	4.7	0.4	—	0.4
Equity in net income (loss) of subsidiaries	1.5	10.2	—	—	(11.7)	—
Net income (loss)	0.6	1.5	8.3	1.9	(11.7)	0.6
Other comprehensive income (loss)	(2.2)	(2.2)	(2.2)	—	4.4	(2.2)
Total comprehensive income (loss)	(1.6)	(0.7)	6.1	1.9	(7.3)	(1.6)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended March 31, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	342.8	33.2	(22.5)	353.5
Operating costs and expenses:
Cost of sales	—	—	297.1	29.6	(22.5)	304.2
Selling, general and administrative expenses	2.5	0.6	19.2	3.4	—	25.7
Total operating costs and expenses	2.5	0.6	316.3	33.0	(22.5)	329.9
Operating income (loss)	(2.5)	(0.6)	26.5	0.2	—	23.6
Other (income) expense:
Interest expense (income), net	—	6.5	—	—	—	6.5
Gain on hedging activities, net	—	—	(14.7)	—	—	(14.7)
Debt refinancing expense	—	8.1	—	—	—	8.1
Total other (income) expense, net	—	14.6	(14.7)	—	—	(0.1)
Income (loss) before income taxes	(2.5)	(15.2)	41.2	0.2	—	23.7
Income tax (benefit) expense	(0.7)	(5.0)	13.1	0.1	—	7.5
Equity in net income of subsidiaries	18.0	28.2	—	—	(46.2)	—
Net income	16.2	18.0	28.1	0.1	(46.2)	16.2
Other comprehensive income (loss)	(11.2)	(11.2)	(11.2)	—	22.4	(11.2)
Total comprehensive income (loss)	5.0	6.8	16.9	0.1	(23.8)	5.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.1)	(18.6)	17.2	(0.6)	—	(2.1)
INVESTING ACTIVITIES
Capital expenditures	—	—	(18.1)	(0.8)	—	(18.9)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used in investing activities	—	—	(17.9)	(0.8)	—	(18.7)
FINANCING ACTIVITIES
Shares tendered for taxes, share-based payment arrangements, net of proceeds from issuance of common shares	(0.2)	—	—	—	—	(0.2)
Dividends paid to shareholders	(2.7)	—	—	—	—	(2.7)
Repayments of long-term debt	—	(276.4)	—	—	—	(276.4)
Borrowings on long-term debt, net	—	282.3	—	—	—	282.3
Payments of financing costs	—	(2.2)	—	—	—	(2.2)
Distribution (to parent) from subsidiary	2.7	(2.7)	—	—	—	—
Cash provided by (used in) financing activities	(0.2)	1.0	—	—	—	0.8
Change in cash and cash equivalents	(0.3)	(17.6)	(0.7)	(1.4)	—	(20.0)
Cash and cash equivalents, beginning of period	0.5	27.9	3.3	4.4	—	36.1
Cash and cash equivalents, end of period	0.2	10.3	2.6	3.0	—	16.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	1.0	(32.9)	17.1	(1.6)	—	(16.4)
INVESTING ACTIVITIES
Capital expenditures	—	—	(20.3)	(1.3)	—	(21.6)
Cash used in investing activities	—	—	(20.3)	(1.3)	—	(21.6)
FINANCING ACTIVITIES
Shares tendered for taxes, share-based payment arrangements, net of proceeds from issuance of common shares	(0.2)	—	—	—	—	(0.2)
Dividends paid to shareholders	(86.9)	—	—	—	—	(86.9)
Distributions paid to share-based award holders	(3.1)	—	—	—	—	(3.1)
Repayments of long-term debt	—	(153.2)	—	—	—	(153.2)
Borrowings on long-term debt	—	322.6	—	—	—	322.6
Payments of financing costs	—	(10.9)	—	—	—	(10.9)
Distribution (to parent) from subsidiary	87.2	(87.2)	—	—	—	—
Cash provided by (used in) financing activities	(3.0)	71.3	—	—	—	68.3
Change in cash and cash equivalents	(2.0)	38.4	(3.2)	(2.9)	—	30.3
Cash and cash equivalents, beginning of period	3.3	31.3	3.3	4.8	—	42.7
Cash and cash equivalents, end of period	1.3	69.7	0.1	1.9	—	73.0

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) "Noranda HoldCo" refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) "Noranda AcquisitionCo" refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) "Noranda," the "Company," "we," "our," and "us" refer collectively to Noranda HoldCo and its subsidiaries on a consolidated basis. "AcquisitionCo Notes" refer to senior floating rate notes due 2015 and senior unsecured notes due 2019, in each case issued by Noranda AcquisitionCo.
Overview
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary Aluminum, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as "New Madrid," and supporting operations at our bauxite mining operation and alumina refinery. In 2012, New Madrid produced approximately 575 million pounds (261,000 metric tonnes) of primary aluminum, representing approximately 13% of total 2012 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Our first quarter 2013 operating results reflect improved operating reliability across our integrated upstream platform and stable overall demand with improved value-added and fabrication premiums for our key aluminum products. We directed a larger portion of our Bauxite segment production to the Alumina segment, and a larger portion of our Alumina segment production to our Primary Aluminum segment in order to restock the supply chain following the second half of 2012 production issues in our Alumina segment.

•	Lower external shipment volumes decreased our first quarter 2013 revenue $14.3 million compared to first quarter 2012 due to directing our production to restock our internal supply chain.

•
Higher natural gas prices and energy costs in first quarter 2013 compared to first quarter 2012 increased integrated primary aluminum net cash cost ("Net Cash Cost") to $0.81 per pound shipped in first quarter 2013 compared to $0.78 per pound shipped in first quarter 2012.

•
The impact of a decrease in the average realized Midwest Transaction Price to $1.03 in first quarter 2013 from $1.05 in first quarter 2012 was offset by higher fabrication premiums in the Primary Aluminum segment.

On March 8, 2013, we completed a private offering of $175.0 million aggregate principal amount of 11.0% senior unsecured notes due 2019 issued by Noranda AcquisitionCo ("AcquisitionCo Notes due 2019"). Additionally, we entered into an incremental term loan facility in the amount of $110.0 million (the "incremental Term B Loan"). We used the net proceeds from the offering of the AcquisitionCo Notes due 2019 and the incremental Term B Loan to fund the redemption of all of the outstanding senior floating rate notes due 2015 issued by Noranda AcquisitionCo (the "AcquisitionCo Notes due 2015"). We refer to this transaction as the "2013 Refinancing." After this refinancing, we have no funded-debt maturities before 2019.
LME aluminum prices have declined since mid-February. We are evaluating and taking appropriate actions to manage our liquidity position and provide for prudent investment in long-term growth. With our debt maturities now extended to 2019, increased reliability in our operations and continued stable in the overall demand for our products, we are encouraged by our capability to pursue opportunities in 2013, despite the recent decline in the LME aluminum price.
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
Forward-looking statements contain words such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or similar expressions that relate to Noranda's strategy, plans or intentions. All statements Noranda makes relating to its estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to the Company's expectations regarding future industry trends are forward-looking statements. Noranda undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made and which reflect management's current estimates, projections, expectations or beliefs. All forward-looking statements herein are based upon information available to us on the date of this report on Form 10-Q
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Part II, Item 1A "Risk Factors," and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. All forward-looking information in this report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies and Estimates
Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Preparation of these financial statements requires management to make significant judgments and estimates. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, "Accounting Policies" in our audited consolidated financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K, as filed February 28, 2013, for a discussion of our critical accounting policies and estimates.
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
The carrying value of our Primary Aluminum segment's goodwill was $137.6 million at March 31, 2013. As of October 1, 2012, the date of our last annual goodwill impairment test, the fair value of the Primary Aluminum segment substantially exceeded its carrying value. Our fair value analysis included assumptions about key factors affecting the Primary Aluminum segment's future profitability and cash flows, including the long-term price for primary aluminum, and production inputs such as alumina, power, and carbon-based products. Should the Primary Aluminum segment's expected future cash flows decline beyond our current expectations, its goodwill may be at risk for impairment in the future. Factors that could cause such a decline include a sustained downward shift in expected aluminum prices without corresponding decreases in expected prices for production inputs, a sustained decline in our stock price, a continued downgrading of our credit ratings, potential negative effects of proposed legislation related to sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, or a significant increase in cash flow discount rates.
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

The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the three months ended March 31, 2013, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Carbon-based products	10% increase in price	(1.5)
Alumina	$0.10 increase in LME per pound	(2.0)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME per pound	(5.6)

Results of operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the unaudited consolidated financial statements and related notes included herein.

Results of Operations
The following table sets forth certain unaudited consolidated financial information for the periods ended March 31, 2013 and 2012 (in millions, except per share data and where noted):

	Three Months Ended March 31,
	2013	2012
	$	$
Statements of operations data:
Sales	338.4	353.5
Operating costs and expenses:
Cost of sales	305.6	304.2
Selling, general and administrative expenses	24.6	25.7
Total operating costs and expenses	330.2	329.9
Operating income	8.2	23.6
Other (income) expense:
Interest expense, net	10.1	6.5
Gain on hedging activities, net	(5.4)	(14.7)
Debt refinancing expense	2.5	8.1
Total other (income) expense, net	7.2	(0.1)
Income before income taxes	1.0	23.7
Income tax expense	0.4	7.5
Net income	0.6	16.2
Net income per common share:
Basic	0.01	0.24
Diluted	0.01	0.24
Weighted-average common shares outstanding:
Basic	67.78	67.33
Diluted	69.06	68.84
Cash dividends declared per common share	0.04	1.29
External sales by segment:
Bauxite	11.8	10.7
Alumina	42.0	57.6
Primary Aluminum	138.7	140.1
Flat-Rolled Products	145.9	145.1
Total	338.4	353.5
Segment profit (loss):
Bauxite	4.2	2.2
Alumina	4.1	13.7
Primary Aluminum	24.2	25.7
Flat-Rolled Products	13.8	14.5
Corporate	(8.7)	(8.7)
Eliminations	(1.3)	(2.8)
Total	36.3	44.6
Financial and other data:
Average realized Midwest transaction price (per pound)	1.03	1.05
Net Cash Cost (per pound shipped)	0.81	0.78
Shipments:
Third party shipments:
Bauxite (kMts)	506.0	448.6
Alumina (kMts)	125.0	165.3
Primary Aluminum (pounds, in millions)	119.5	121.5
Flat-Rolled Products (pounds, in millions)	93.8	93.4
Intersegment shipments:
Bauxite (kMts)	703.0	696.4
Alumina (kMts)	151.0	122.9
Primary Aluminum (pounds, in millions)	22.3	20.7

Discussion of consolidated operating results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012
Sales
Sales for the three months ended March 31, 2013 were $338.4 million compared to $353.5 million in the three months ended March 31, 2012, a decrease of 4.3%. Of the decrease in sales, $0.8 million was attributable to lower realized prices. The remaining $14.3 million decrease in sales was attributable to lower Alumina external sales volumes as a result of directing more of Alumina's production volume to our Primary Aluminum segment in order to restock the supply chain.
Sales to external customers from our Primary Aluminum segment decreased 1.0% to $138.7 million in the three months ended March 31, 2013 from $140.1 million in the three months ended March 31, 2012, driven primarily by lower volume.

•	Our average realized MWTP for the three months ended March 31, 2013 was $1.03 per pound, compared to $1.05 per pound in the three months ended March 31, 2012.

•
Demand in the Primary Aluminum segment remained steady during the three months ended March 31, 2013. The 1.6% decrease in external shipments from the Primary Aluminum segment decreased external sales by $2.3 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. An increase in sales contracts in the the value-added products helped partially offset the decline in sales volume.

Sales to external customers from our Alumina segment in the three months ended March 31, 2013 were $42.0 million compared to $57.6 million in the three months ended March 31, 2012. This decrease is primarily attributable to restocking the internal supply chain as described above.
Sales to external customers from our Bauxite segment in the three months ended March 31, 2013 were $11.8 million compared to $10.7 million in the three months ended March 31, 2012. External shipment volumes increased 12.8% resulting in a $1.4 million positive impact to revenues.
Sales to our external customers in our Flat-Rolled Products segment were $145.9 million during the three months ended March 31, 2013 compared to $145.1 million in the three months ended March 31, 2012. Shipment volumes increased 0.4%, resulting in a sales increase of $0.6 million compared to first quarter 2012 in our Flat-Rolled Products segment.
Cost of sales
Cost of sales for the three months ended March 31, 2013 was $305.6 million compared to $304.2 million in the three months ended March 31, 2012. The increase in cost of sales is mainly the result of higher natural gas prices and power costs, offset by lower raw material input costs.
Total cost of sales in the Primary Aluminum segment increased to $142.9 million for first quarter 2013 from $140.3 million for first quarter 2012. The increase primarily related to higher power costs in first quarter 2013.
Total cost of sales in the Alumina segment was $85.5 million for first quarter 2013 compared to $84.1 million for first quarter 2012. The increase in cost of sales was primarily due to higher natural gas prices in first quarter 2013. Additionally, production volumes were lower in first quarter 2013 compared to first quarter 2012.
Total cost of sales in the Bauxite segment was $30.0 million for first quarter 2013 compared to $29.6 million for first quarter 2012. The increase in cost of sales was primarily due to increased shipment volume partially offset by demurrage savings.
Flat-Rolled Products segment cost of sales increased to $137.1 million for first quarter 2013 from $130.5 million for first quarter 2012. The increase related principally to recording additional LIFO expense in first quarter 2013 compared to first quarter 2012.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended March 31, 2013 were $24.6 million, compared to $25.7 million in the three months ended March 31, 2012. The majority of the $1.1 million decrease is due to decreased stock compensation expense in first quarter 2013 compared to first quarter 2012, during which we accelerated $1.2 million of stock compensation expense related to the $1.25 supplemental dividend in first quarter 2012.
Operating income
Operating income in the three months ended March 31, 2013 was $8.2 million compared to $23.6 million in the three months ended March 31, 2012. The decrease in operating income related primarily to the sales margin decline of $16.5 million, partially offset by the $1.1 million decrease in selling, general and administrative expenses.
Sales margin was $32.8 million for the three months ended March 31, 2013 compared to $49.3 million in the three months ended March 31, 2012. This decrease resulted from the unfavorable impacts of lower LME aluminum prices and lower shipment volumes in the Alumina and Primary Aluminum segments.

Interest expense, net
Interest expense during first quarter 2013 increased to $10.1 million compared to $6.5 million in first quarter 2012. An increase in the outstanding Term B Loan and an increase in the interest rate on the AcquisitionCo Notes due 2019 compared to the AcquisitionCo Notes due 2015 contributed to the increase in interest expense. As part of the 2013 Refinancing, we paid $1.1 million of interest on the AcquisitionCo Notes due 2015 for the period after the AcquisitionCo Notes due 2015 were called for redemption and the related indenture discharged, but prior to the actual redemption thereof. Our average outstanding indebtedness increased to $601.2 million in first quarter 2013 from $568.0 million in first quarter 2012.
Gain on hedging activities, net
Gain on hedging activities was $5.4 million in the three months ended March 31, 2013 compared to $14.7 million in the three months ended March 31, 2012. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in the three months ended March 31, 2013 were $6.4 million compared to $16.7 million in the three months ended March 31, 2012. As of March 31, 2013, there were no remaining derivative gains or losses on hedging activities in AOCI.
Debt refinancing expense
In first quarter 2013, we recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing representing the write-off of deferred financing costs and third-party fees related to the AcquisitionCo Notes due 2015. In first quarter 2012, we recorded debt refinancing expense of $8.1 million related to the refinancing of our credit facilities at that time, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to existing senior secured credit facilities.
Income before income taxes
Income before income taxes was $1.0 million in the three months ended March 31, 2013, compared to $23.7 million in the three months ended March 31, 2012. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three Months Ended March 31,
	2013	2012
	$	$
	Increase (decrease) to net income
Special items:
Transaction costs (1)	(2.5)	(8.6)
Modification of stock options (2)	—	(1.2)
Gain on hedging activities	5.4	14.7
Total special items (pre-tax)	2.9	4.9

(1)
First quarter 2013 amount includes $2.5 million related to the 2013 Refinancing, representing the write-off of deferred financing costs and third party fees related to the AcquisitionCo Notes due 2015. The 2012 amount includes $8.1 million of costs related to the 2012 Refinancing and the tender offer, including creditor and third-party fees as well as the write-off of deferred financing fees. This amount also includes $0.5 million of costs related to the public secondary offering of 10 million shares of our common stock by Apollo.

(2)
During first quarter 2012, holders of stock options, service-vesting restricted stock and restricted stock units were paid cash for the $1.25 per share supplemental dividend. We accelerated $1.2 million of share-based payment compensation expense in connection with this award modification.

Income tax expense
Income tax expense was $0.4 million in the three months ended March 31, 2013, compared to expense of $7.5 million in the three months ended March 31, 2012.
Our effective income tax rate was approximately 40.0% for the three months ended March 31, 2013 and was 31.6% for the three months ended March 31, 2012. The effective income tax rate for the three months ended March 31, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits. The effective tax rate for the three months ended March 31, 2012 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.
Net income
Net income was $0.6 million in the three months ended March 31, 2013, compared to $16.2 million in the three months ended March 31, 2012. The decrease in net income resulted from a $15.4 million decrease in operating income, a $9.3 million decrease in gain on hedging activities, and a $3.6 million increase in interest expense, offset by a $5.6 million decrease in debt refinancing expense and a $7.1 million decrease in income tax expense.

Discussion of year-to-date segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the three months ended March 31, 2013 were $35.5 million, compared to $33.2 million for the three months ended March 31, 2012. Sales volume increased by 5.6% resulting in a $1.9 million favorable impact to sales.
Segment profit in the three months ended March 31, 2013 was $4.2 million compared to $2.2 million in the three months ended March 31, 2012. Compared to first quarter 2012, the first quarter 2013 segment profit reflected the positive impact of increased sales volume and pricing, lower contract mining expense and reduced government fees.
Alumina
Alumina segment sales, including intersegment sales, for the three months ended March 31, 2013 were $86.1 million compared to $94.5 million for the three months ended March 31, 2012. This decrease is primarily related to lower overall volume and restocking our internal supply chain.
Segment profit in the three months ended March 31, 2013 was $4.1 million compared to $13.7 million in the three months ended March 31, 2012. Compared to first quarter 2012, our Alumina first quarter 2013 segment profit reflected the $4.4 million negative impact on internal and external revenues from lower LME-indexed alumina prices coupled with a decrease in external sales volume. Higher 2013 natural gas costs and the depletion in 2012 of low-cost inventory stockpiles further decreased first quarter 2013 segment profit.
Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, decreased to $161.2 million in the three months ended March 31, 2013 from $161.9 million in the three months ended March 31, 2012.

•
A 1.9% decrease in average realized MWTP in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 decreased Primary Aluminum segment revenue by approximately $0.2 million.

•
A 0.3% decrease in total primary aluminum shipments decreased segment revenue by approximately $0.5 million comparing first quarter 2013 to first quarter 2012. The decrease in external shipments was partially offset by increases in shipments to our rolling mills.

Segment profit in the three months ended March 31, 2013 was $24.2 million compared to $25.7 million in the three months ended March 31, 2012. The decrease in segment profit reflected the impact from lower LME aluminum prices and higher power costs, offset in part by more favorable raw materials prices for alumina.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $145.9 million in the three months ended March 31, 2013 compared to $145.1 million in the the three months ended March 31, 2012. The $0.8 million increase was primarily due to the impact of a 0.4% increase in shipment volume, which contributed $0.6 million to revenue.
Segment profit in three months ended March 31, 2013 was $13.8 million compared to $14.5 million in the three months ended March 31, 2012. Compared to the first quarter 2012, segment profit was relatively stable, as higher 2013 fabrication premiums partially offset the negative impact of metal timing losses and higher natural gas prices.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our Revolver.

•	In the three months ended March 31, 2013, we used $2.1 million of cash for operating activities.

•	At March 31, 2013, we had $16.1 million of cash and cash equivalents.

•
At March 31, 2013, the Revolver was undrawn and we had $31.1 million in outstanding letters of credit. Availability under the Revolver is subject to a calculated borrowing base. Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of March 31, 2013, we we are effectively required to maintain at least $20.0 million of available borrowing capacity under our Revolver. This restriction will be removed when the ratio meets the required threshold. Our effective borrowing capacity was $142.7 million, calculated as of March 31, 2013.

•	In the three months ended March 31, 2013, we paid regular quarterly dividends declared on February 20, 2013 to shareholders totaling $2.7 million.

•
On April 24, 2013, the Board declared a regular quarterly dividend of $0.04 per share to be paid on May 29, 2013 to shareholders of record as of May 6, 2013. Cash payments related to this dividend will total approximately $2.7 million. Changes in our financial condition and cash needs could result in dividends being declared in different amounts, or not at all.

During first quarter 2013, we completed the 2013 Refinancing, consisting of a private offering of $175.0 million aggregate principal amount of 11.0% AcquisitionCo Notes due 2019 and an additional $110.0 million of incremental Term B Loan borrowings. We used the net proceeds from the offering of the AcquisitionCo Notes due 2019 and the incremental Term B Loan to redeem the remaining $275.3 million aggregate principal amount of our outstanding AcquisitionCo Notes due 2015. The aggregate cash payment for the redemption, including fees, accrued and unpaid interest, was $280.2 million.
The incremental Term B Loan agreement we entered as a part of the 2013 Refinancing also permits us to incur further incremental borrowings under the Term B Loan in an amount up to the greater of (1) $50.0 million and (2) an amount such that, after giving effect to such incremental borrowing, we will be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time we seek to incur such borrowings.
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
In December 2012, we entered into a financing agreement with a third party which allows us to borrow a maximum of $20.0 million during 2013 to fund capital improvements at our St. Ann bauxite mining operation to increase our shipping capacity. As of March 31, 2013, this line of credit was undrawn. We are required to repay any funds drawn in 2013 in 24 equal monthly installments beginning in January 2014.
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Three Months Ended March 31,
	2013	2012
	$	$
Cash used in operating activities	(2.1)	(16.4)
Cash used in investing activities	(18.7)	(21.6)
Cash provided by financing activities	0.8	68.3
Change in cash and cash equivalents	(20.0)	30.3
Operating activities
Operating activities used $2.1 million of cash in the three months ended March 31, 2013 compared to $16.4 million in the three months ended March 31, 2012. In the three months ended March 31, 2013, we produced $36.3 million of Adjusted EBITDA, comprised solely of segment profit. Adjusted EBITDA is defined and discussed under the following "Covenant Compliance and Financial Ratios" section. We had no cash payments on natural gas hedges.
As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each of the quarters (in millions):

	Three Months Ended March 31,
(in millions)	2013	2012
	$	$
Segment profit	$36.3	$44.6
Gas hedges	—	(9.6)
Pension and other	9.8	(6.3)
Interest	(10.2)	(3.5)
Taxes paid	—	(1.9)
Operating working capital	(38.0)	(39.7)
Cash used in operating activities	$(2.1)	$(16.4)
Investing activities
Capital expenditures were $18.9 million in the three months ended March 31, 2013 and $21.6 million in the three months ended March 31, 2012.
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $3.9 million and $4.0 million for the three months ended March 31, 2013 and 2012, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows.

We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations.
On February 20, 2013, we announced plans to extend the harbor dredging project from $11.0 million to up to $20.0 million. The additional investment was to expand the scope of the dredging project to include improvements in railing infrastructure used in our bauxite mining operation. We expect to substantially complete the dredging project by the end of 2013.
Financing activities
During the three months ended March 31, 2013, our financing cash flows mainly reflected the 2013 Refinancing.
We recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing. In addition, we declared and paid $2.7 million in regular quarterly dividends.
Covenant Compliance and Financial Ratios
The agreements governing our senior secured credit facilities and the indenture governing the AcquisitionCo Notes do not require us to maintain any financial performance metric or ratio in order to avoid a default (subject, in the case of our senior secured revolving credit facility, to our maintaining minimum availability thereunder). However, such agreements do restrict Noranda AcquisitionCo's and its subsidiaries' ability, among other things, to (i) incur additional indebtedness; (ii) declare or pay dividends or make other distributions or repurchase or redeem our capital stock; (iii) make investments; (iv) sell assets, including capital stock of subsidiaries; (v) enter into agreements restricting our subsidiaries' ability to pay dividends; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into transactions with our affiliates; (viii) incur liens and (ix) engage in certain business activities. Further certain covenants contained in the agreements governing our senior secured credit facilities and the indenture governing our AcquisitionCo Notes condition our ability to take certain actions on our ability meet certain ratios including, among others:(i) the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis, to our fixed charges (the "Fixed-Charge Coverage Ratio") or (ii) the ratio of our Adjusted EBITDA, calculated on a trailing four-quarter basis and subtracting certain cash payments, including certain taxes, capital expenditures and dividends, to our fixed charges (the "Revolver Fixed-Charge Coverage Ratio") or (iii) the ratio of our senior first-lien secured net debt to our Adjusted EBITDA, calculated on a trailing four-quarter basis (the "Net Senior Secured Leverage Ratio"). The actions which could be restricted include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. Upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. Furthermore, our ability to take certain actions, including paying dividends and making acquisitions and certain other investments, depends on the amounts available for such actions under the applicable covenants, which amounts accumulate with reference to our Adjusted EBITDA, or our Consolidated Net Income (each as defined in our debt agreements), on a quarterly basis.
Certain of the minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

		Requirements	Actual as of
			March 31, 2013	December 31, 2012
AcquisitionCo Notes (1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	2.0 to 1.0	2.8 to 1.0
Revolver (2)	Revolver Fixed Charge Coverage Ratio	Minimum 1.0 to 1.0	--	--
Term B Loan and Revolver (3)	Total Net Senior First Lien Secured Leverage Ratio	Maximum 2.25 to 1.0	4.2 to 1.0	2.9 to 1.0

(1)
For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended March 31, 2013 and the year ended December 31, 2012 were $49.6 million and $35.2 million, respectively.

(2)
As defined in the credit agreement governing our Revolver, fixed charges for the four quarters ended March 31, 2013 and the year ended December 31, 2012 were $38.3 million and $33.6 million, respectively. For the four quarters ended March 31, 2013, our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0.

(3)
As used in calculating this ratio, "senior first-lien secured net debt" means the amount outstanding under the Term B Loan and the Revolver and any debt secured by a first priority lien on assets of Noranda AcquisitionCo and/or any of its subsidiaries, less "unrestricted cash" and "permitted investments" (as defined under our Senior Secured Credit Facilities) up to a cap of $100.0 million. At March 31, 2013 and December 31, 2012, senior first lien secured debt was $431.5 million and $322.6 million, respectively, and unrestricted cash and permitted investments were $15.9 million and $35.8 million, respectively, resulting in senior first lien secured net debt of $415.6 million and $286.8 million, respectively.

Because we did not satisfy certain financial ratio levels relevant to these covenants as of March 31, 2013, we may be limited in our ability to expand borrowings under existing term loan facilities, incur additional secured or unsecured debt, make acquisitions or certain other investments, or engage in mergers and pay dividends. These restrictions do not interfere with the day-to-day-conduct of our business. Based on our debt agreement provisions pertaining to dividends, we do not expect these restrictions to affect our ability to continue paying the current $0.04 per share regular quarterly dividend in the foreseeable future, although our Board of Directors retains the ability to change the amount of such dividends, including the right not to declare any such dividends.
Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of March 31, 2013, we must maintain at least $20.0 million of available borrowing capacity under our Revolver. Our debt agreements do not otherwise require us to maintain any financial performance metric or ratio in order to avoid a default.
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

	Three Months Ended March 31,		Twelve months ended
	2013	2012	March 31, 2013	December 31, 2012
	$	$	$	$
Adjusted EBITDA	36.3	35.0	98.2	96.9
Last in, first out and lower of cost or market inventory adjustments (a)	(0.8)	4.9	4.0	9.7
Gain (loss) on disposal of assets	0.2	(0.6)	5.8	5.0
Non-cash pension, accretion and stock compensation	(4.7)	(5.1)	(17.1)	(17.5)
Relocation and severance	(0.6)	(0.2)	(1.3)	(0.9)
Consulting fees	(0.3)	(0.5)	(0.5)	(0.7)
Debt refinancing expense	(2.5)	(8.1)	(2.5)	(8.1)
Non-cash derivative gains (b)	6.0	25.5	107.2	126.7
Other, net	0.7	2.2	(6.4)	(4.9)
Depreciation and amortization	(23.2)	(22.9)	(98.8)	(98.5)
Interest expense, net	(10.1)	(6.5)	(36.7)	(33.1)
Income tax	(0.4)	(7.5)	(18.0)	(25.1)
Net income	0.6	16.2	33.9	49.5

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three Months Ended March 31,		Twelve months ended
	2013	2012	March 31, 2013	December 31, 2012
	$	$	$	$
Variable price aluminum offset swaps and other	0.6	1.2	7.1	7.7
Natural gas swaps	—	9.6	28.2	37.8
Total	0.6	10.8	35.3	45.5
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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three Months Ended March 31,		Twelve months ended
	2013	2012	March 31, 2013	December 31, 2012
	$	$	$	$
Adjusted EBITDA	36.3	35.0	98.2	96.9
Stock compensation expense	1.0	2.2	3.6	4.8
Changes in other assets	(1.4)	(1.4)	(10.3)	(10.3)
Changes in pension, other post-retirement liabilities and other long-term liabilities	0.7	(1.3)	6.7	4.7
Changes in current operating assets and liabilities	(26.1)	(31.2)	10.5	5.4
Changes in current income taxes	1.1	(9.8)	(16.6)	(27.5)
Changes in accrued interest	(9.4)	(5.8)	(33.9)	(30.3)
Non-cash pension, accretion and stock compensation	(4.7)	(5.1)	(17.1)	(17.5)
Restructuring, relocation and severance	(0.6)	(0.2)	(1.3)	(0.9)
Consulting and sponsor fees	(0.3)	(0.5)	(0.5)	(0.7)
Other, net	1.3	1.7	(6.1)	(5.7)
Cash flow provided by (used in) operating activities	(2.1)	(16.4)	33.2	18.9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on February 28, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes to the description of our legal proceedings previously disclosed in our Annual Report on Form 10-K, as filed on February 28, 2013.

Item 1A.    Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as filed on February 28, 2013.

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

NORANDA ALUMINUM HOLDING CORPORATION
April 29, 2013	/S/ ROBERT B. MAHONEY
Robert B. Mahoney Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit number	Description
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

4.1	Indenture, dated as of March 8, 2013, by and among Noranda Aluminum Acquisition Corporation, the guarantors named therein, and U.S. Bank National Association, as Trustee
10.1
Incremental Amendment No. 1 to Credit Agreement, dated as of March 8, 2013, by and among Noranda Aluminum Acquisition Corporation, Bank of America, N.A., as Incremental Term Lender, Bank of America, N.A., as Administrative Agent for the Lenders and the Lenders party thereto

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