Form 10-Q
period 2013-09-30
Noranda Aluminum Holding CORP
filed 2013-11-04
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
As of October 25, 2013, there were 68,023,680 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	September 30, 2013	December 31, 2012
	$	$
ASSETS
Current assets:
Cash and cash equivalents	63.9	36.1
Accounts receivable, net	105.7	106.6
Inventories, net	193.7	195.8
Taxes receivable	4.4	2.0
Prepaid expenses	5.5	8.9
Other current assets	14.7	18.9
Total current assets	387.9	368.3
Property, plant and equipment, net	682.4	694.5
Goodwill	137.6	137.6
Other intangible assets, net	56.7	61.2
Other assets	93.4	96.1
Total assets	1,358.0	1,357.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	98.0	107.2
Accrued liabilities	69.5	58.8
Derivative liabilities, net	4.5	1.8
Deferred tax liabilities	10.1	16.8
Current portion of long-term debt	4.9	3.3
Total current liabilities	187.0	187.9
Long-term debt, net	644.2	592.4
Long-term derivative liabilities, net	—	0.1
Pension and other post-retirement benefit ("OPEB") liabilities	186.3	187.2
Other long-term liabilities	50.2	52.3
Long-term deferred tax liabilities	168.8	183.5
Common stock subject to redemption (0.2 shares at December 31, 2012)	—	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at September 30, 2013 and December 31, 2012)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 68.0 shares issued and outstanding at September 30, 2013; 67.7 shares issued and outstanding at December 31, 2012, including 0.2 shares subject to redemption at December 31, 2012)	0.7	0.7
Capital in excess of par value	238.4	233.4
Retained earnings (accumulated deficit)	(20.2)	17.9
Accumulated other comprehensive loss	(103.4)	(105.7)
Total shareholders’ equity	115.5	146.3
Non-controlling interest	6.0	6.0
Total equity	121.5	152.3
Total liabilities and equity	1,358.0	1,357.7
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Sales	339.9	336.8	1,030.3	1,062.0
Operating costs and expenses:
Cost of sales	333.3	323.3	973.1	959.4
Selling, general and administrative expenses	23.7	24.3	69.8	64.8
Total operating costs and expenses	357.0	347.6	1,042.9	1,024.2
Operating income (loss)	(17.1)	(10.8)	(12.6)	37.8
Other (income) expense:
Interest expense, net	12.6	8.9	34.9	24.2
(Gain) loss on hedging activities, net	2.4	(25.4)	—	(62.5)
Debt refinancing expense	—	—	2.5	8.1
Total other (income) expense, net	15.0	(16.5)	37.4	(30.2)
Income (loss) before income taxes	(32.1)	5.7	(50.0)	68.0
Income tax expense (benefit)	(13.9)	1.9	(20.1)	22.7
Net income (loss)	(18.2)	3.8	(29.9)	45.3
Net income (loss) per common share:
Basic	$(0.27)	$0.06	$(0.44)	$0.67
Diluted	$(0.27)	$0.05	$(0.44)	$0.66
Weighted-average common shares outstanding:
Basic	68.01	67.68	67.90	67.49
Diluted	68.01	69.12	67.90	69.10
Cash dividends declared per common share	$0.04	$0.04	$0.12	$1.37
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Net income (loss)	(18.2)	3.8	(29.9)	45.3
Other comprehensive income (loss):
Unrealized pension loss	—	(16.7)	—	(16.7)
Reclassification of pension and OPEB amounts realized in net income (loss)	3.5	2.9	10.4	8.6
Unrealized loss on derivatives	—	(0.1)	—	(3.5)
Reclassification of derivative amounts realized in net income (loss)	—	(25.3)	(6.4)	(64.3)
Total other comprehensive income (loss), before tax	3.5	(39.2)	4.0	(75.9)
Income taxes related to components of other comprehensive income (loss)	(1.3)	14.3	(1.7)	27.6
Total other comprehensive income (loss), net of tax	2.2	(24.9)	2.3	(48.3)
Total comprehensive loss	(16.0)	(21.1)	(27.6)	(3.0)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
Net income	—	—	—	49.5	—	—	49.5
Other comprehensive loss	—	—	—	—	(63.3)	—	(63.3)
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	0.2	—	—	—	0.2
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess taxes related to share-based payment arrangements	—	—	(0.1)	—	—	—	(0.1)
Vesting of awards, share-based plans	—	—	(0.1)	0.1	—	—	—
Dividends to shareholders @ $1.41 per share	—	—	—	(95.1)	—	—	(95.1)
Distribution to share-based award holders @ $1.25 per share	—	—	(3.1)	—	—	—	(3.1)
Balance, December 31, 2012	—	0.7	233.4	17.9	(105.7)	6.0	152.3
Net loss	—	—	—	(29.9)	—	—	(29.9)
Other comprehensive income	—	—	—	—	2.3	—	2.3
Shares tendered for taxes, share-based payment arrangements, net of proceeds from issuance of common shares	—	—	(0.1)	—	—	—	(0.1)
Stock compensation expense related to equity-based awards	—	—	3.4	—	—	—	3.4
Excess taxes related to share-based payment arrangements	—	—	(0.4)	—	—	—	(0.4)
Vesting of awards, share-based plans	—	—	0.1	—	—	—	0.1
Reclassified common shares	—	—	2.0	—	—	—	2.0
Dividends to shareholders @ $0.12 per share	—	—	—	(8.2)	—	—	(8.2)
Balance, September 30, 2013	—	0.7	238.4	(20.2)	(103.4)	6.0	121.5

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net income (loss)	(29.9)	45.3
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	70.9	70.2
Non-cash interest expense	2.0	2.1
Last in, first out and lower of cost or market inventory adjustments	1.1	(14.3)
(Gain) loss on disposal of assets	2.2	(1.4)
Gain on hedging activities, excluding cash settlements	(5.7)	(99.6)
Debt refinancing expense	2.5	8.1
Deferred income taxes	(23.1)	2.1
Share-based compensation expense	3.4	3.9
Changes in other assets	(2.5)	(6.0)
Changes in pension, other post-retirement and other long-term liabilities	7.8	(1.3)
Changes in current operating assets and liabilities:
Accounts receivable, net	0.8	(15.2)
Inventories, net	1.3	(3.5)
Taxes receivable and taxes payable	(2.8)	(11.1)
Other current assets	9.7	24.6
Accounts payable	(7.6)	10.3
Accrued liabilities	10.7	(28.0)
Cash provided by (used in) operating activities	40.8	(13.8)
INVESTING ACTIVITIES
Capital expenditures	(55.7)	(59.8)
Proceeds from sale of property, plant and equipment	0.9	4.8
Cash used in investing activities	(54.8)	(55.0)
FINANCING ACTIVITIES
Shares tendered for taxes, share-based payment arrangements, net of proceeds from issuance of common shares	(0.1)	0.1
Dividends paid to shareholders	(8.2)	(92.2)
Distributions paid to share-based award holders	—	(3.1)
Repayments of long-term debt	(278.8)	(154.8)
Borrowings on long-term debt, net	331.8	322.6
Payments of financing costs	(2.9)	(12.6)
Cash provided by financing activities	41.8	60.0
Change in cash and cash equivalents	27.8	(8.8)
Cash and cash equivalents, beginning of period	36.1	42.7
Cash and cash equivalents, end of period	63.9	33.9
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

•	Flat-Rolled Products – Our rolling mills produce rolled aluminum products such as finstock and container stock.

•	Corporate – Our corporate segment reflects the cost of corporate operations.
The accounting policies of the segments are the same as those described in Note 1, "Accounting Policies".

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended September 30, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.1	49.5	133.4	145.9	—	—	339.9
Intersegment	19.8	35.7	19.6	—	—	(75.1)	—
Total sales	30.9	85.2	153.0	145.9	—	(75.1)	339.9

Capital expenditures	1.5	4.2	7.5	2.5	0.5	—	16.2
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	2.3	3.9	(1.1)	13.6	(7.5)	(0.2)	11.0
Depreciation and amortization	(2.9)	(6.0)	(10.2)	(5.1)	(0.1)	—	(24.3)
Last in, first out and lower of cost or market inventory adjustments	—	—	2.3	(1.1)	—	(0.1)	1.1
Loss on disposal of assets	(0.1)	—	—	(1.5)	—	—	(1.6)
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.8)	(1.5)	(1.6)	—	(5.1)
Relocation and severance	—	—	0.1	—	(0.9)	—	(0.8)
Cash settlements on hedging transactions	—	—	0.6	2.3	—	—	2.9
Other, net	0.1	(0.1)	—	0.1	(0.5)	0.1	(0.3)
Operating income (loss)	(0.6)	(2.4)	(10.1)	6.8	(10.6)	(0.2)	(17.1)
Interest expense, net							12.6
Loss on hedging activities, net							2.4
Total other expense, net							15.0
Loss before income taxes							(32.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Three months ended September 30, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	13.6	48.6	129.1	145.5	—	—	336.8
Intersegment	20.0	32.0	18.1	—	—	(70.1)	—
Total sales	33.6	80.6	147.2	145.5	—	(70.1)	336.8

Capital expenditures	2.6	4.6	7.1	2.7	0.9	—	17.9
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	0.3	1.8	3.1	12.0	(7.3)	0.2	10.1
Depreciation and amortization	(2.1)	(5.8)	(11.0)	(4.4)	(0.3)	—	(23.6)
Last in, first out and lower of cost or market inventory adjustments	—	—	3.0	6.8	—	0.2	10.0
Gain (loss) on disposal of assets	0.2	—	(1.4)	—	—	—	(1.2)
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.4)	(1.3)	(1.1)	—	(4.0)
Consulting fees	—	—	—	—	(0.2)	—	(0.2)
Relocation and severance	—	—	0.1	(0.1)	(0.1)	—	(0.1)
Cash settlements on hedging transactions	—	—	0.2	2.3	—	—	2.5
Other, net (1)	—	—	(3.6)	(0.1)	—	(0.6)	(4.3)
Operating income (loss)	(1.6)	(4.2)	(11.0)	15.2	(9.0)	(0.2)	(10.8)
Interest expense, net							8.9
Gain on hedging activities, net							(25.4)
Total other income, net							(16.5)
Income before income taxes							5.7

(1)
"Other, net" in the table above includes $3.5 million of contingency costs to assemble a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter during third quarter 2012.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Nine months ended September 30, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	33.8	142.9	408.6	445.0	—	—	1,030.3
Intersegment	62.7	115.5	62.2	—	—	(240.4)	—
Total sales	96.5	258.4	470.8	445.0	—	(240.4)	1,030.3

Capital expenditures	8.7	13.1	23.2	8.7	2.0	—	55.7
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	7.2	10.8	37.0	41.6	(24.3)	—	72.3
Depreciation and amortization	(7.9)	(16.6)	(31.4)	(14.4)	(0.6)	—	(70.9)
Last in, first out and lower of cost or market inventory adjustments	—	—	2.7	(3.4)	—	(0.4)	(1.1)
Gain (loss) on disposal of assets	(0.1)	0.5	0.1	(2.7)	—	—	(2.2)
Non-cash pension, accretion and stock compensation	0.1	(0.7)	(5.3)	(4.4)	(4.4)	—	(14.7)
Relocation and severance	—	(0.2)	(0.3)	(0.1)	(1.3)	—	(1.9)
Consulting fees	—	—	—	—	(0.4)	—	(0.4)
Cash settlements on hedging transactions	—	—	1.3	5.3	—	—	6.6
Other, net	—	(0.3)	—		(0.4)	0.4	(0.3)
Operating income (loss)	(0.7)	(6.5)	4.1	21.9	(31.4)	—	(12.6)
Interest expense, net							34.9
Gain on hedging activities, net							—
Debt refinancing expense							2.5
Total other income, net							37.4
Loss before income taxes							(50.0)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Nine months ended September 30, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	37.3	162.1	413.1	449.5	—	—	1,062.0
Intersegment	61.8	106.2	58.2	—	—	(226.2)	—
Total sales	99.1	268.3	471.3	449.5	—	(226.2)	1,062.0

Capital expenditures	6.6	12.8	27.8	10.4	2.2	—	59.8
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	3.9	29.2	51.9	41.1	(22.3)	—	103.8
Depreciation and amortization	(6.3)	(16.3)	(32.9)	(13.7)	(1.0)	—	(70.2)
Last in, first out and lower of cost or market inventory adjustments	—	—	7.4	7.2	—	(0.3)	14.3
Gain (loss) on disposal of assets	0.2	—	(3.0)	4.2	—	—	1.4
Non-cash pension, accretion and stock compensation	(0.1)	(0.6)	(4.1)	(3.7)	(4.6)	—	(13.1)
Relocation and severance	—	—	(0.1)	(0.2)	(0.2)	—	(0.5)
Consulting fees	—	—	—	—	(0.7)	—	(0.7)
Cash settlements on hedging transactions	—	—	0.7	6.3	—	—	7.0
Other, net (1)	—	(0.4)	(3.5)	—	(0.2)	(0.1)	(4.2)
Operating income (loss)	(2.3)	11.9	16.4	41.2	(29.0)	(0.4)	37.8
Interest expense, net							24.2
Gain on hedging activities, net							(62.5)
Debt refinancing expense							8.1
Total other income, net							(30.2)
Income before income taxes							68.0

(1)
"Other, net" in the table above includes $3.5 million of contingency costs to assemble a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter during third quarter 2012.

	September 30, 2013	December 31, 2012
Segment assets:	$	$
Bauxite	149.8	154.3
Alumina	230.6	238.0
Primary Aluminum	526.3	534.2
Flat-Rolled Products	353.8	374.2
Corporate	116.8	84.0
Eliminations	(19.3)	(27.0)
Total assets	1,358.0	1,357.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows included the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Depreciation of property, plant and equipment	22.2	20.9	63.5	62.0
Amortization of intangible assets	1.4	1.5	4.4	4.5
Amortization of other long-term assets	0.7	1.2	3.0	3.7
Total depreciation and amortization	24.3	23.6	70.9	70.2
Cash paid for interest and income taxes was as follows (in millions):

	Nine months ended September 30,
	2013	2012
	$	$
Interest paid	24.6	19.9
U.S. Federal and state income taxes paid, net of refunds received	6.1	32.5
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $2.2 million and $8.3 million for the nine months ended September 30, 2013 and 2012, respectively, and were not reflected as capital expenditures in the unaudited consolidated statements of cash flows. For the nine months ended September 30, 2013 and 2012, we capitalized interest of $1.2 million and $0.8 million, respectively, related to long-term capital projects.
Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) ("AOCI") were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax benefit (expense) related to unrealized net actuarial gain/loss, prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax benefit (expense) related to unrealized gain or loss on derivatives	Total, net of tax
	$	$	$	$	$
Balance, December 31, 2011	(163.8)	61.2	94.1	(33.9)	(42.4)
Amounts recorded to AOCI for the period	(24.3)	9.6	(3.5)	1.3	(16.9)
Reclassification of amounts realized in net income (loss)	11.9	(4.7)	(84.2)	30.6	(46.4)
Balance, December 31, 2012	(176.2)	66.1	6.4	(2.0)	(105.7)
Reclassification of amounts realized in net income (loss)	10.4	(3.7)	(6.4)	2.0	2.3
Balance, September 30, 2013	(165.8)	62.4	—	—	(103.4)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Reclassifications out of AOCI were included in the unaudited consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the unaudited consolidated statements of operations
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Selling, general and administrative expenses ("SGA")
Actuarial gain/loss	0.7	0.6	2.1	1.8	(1)
Prior service costs	0.1	—	0.2	0.1	(1)
Total pension amounts reclassified into SGA	0.8	0.6	2.3	1.9	Selling, general and administrative expenses
Cost of sales ("COS")
Actuarial gain/loss	2.5	2.2	7.5	6.5	(1)
Prior service costs	0.2	0.1	0.6	0.2	(1)
Total pension amounts reclassified into COS	2.7	2.3	8.1	6.7	Cost of sales
Reclassification of pension and OPEB amounts realized in net income	3.5	2.9	10.4	8.6
Income taxes related to reclassifications of pension and OPEB amounts	(1.3)	(1.1)	(3.7)	(3.2)	Income tax expense (benefit)
Reclassification of pension and OPEB amounts realized in net income, net of tax	2.2	1.8	6.7	5.4	Net income (loss)

Reclassification of derivative amounts realized in net income	—	(25.3)	(6.4)	(64.3)	(Gain) loss on hedging activities, net
Income taxes related to reclassifications of derivative amounts	—	9.2	2.0	23.4	Income tax expense (benefit)
Reclassification of derivative amounts realized in net income, net of tax	—	(16.1)	(4.4)	(40.9)	Net income (loss)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 10, "Pensions and Other Post-Retirement Benefits."

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	September 30, 2013	December 31, 2012
	$	$
Cash	33.9	26.1
Money market funds	30.0	10.0
Total cash and cash equivalents	63.9	36.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2013	December 31, 2012
	$	$
Trade	105.9	106.8
Allowance for doubtful accounts	(0.2)	(0.2)
Total accounts receivable, net	105.7	106.6
Other current assets consisted of the following (in millions):

	September 30, 2013	December 31, 2012
	$	$
Current foreign deferred tax asset	2.6	2.6
Employee loans receivable, net	2.1	2.0
Current derivative assets (see Note 11, "Derivative Financial Instruments")	4.4	2.6
Other current assets	5.6	11.7
Total other current assets	14.7	18.9
Other assets consisted of the following (in millions):

	September 30, 2013	December 31, 2012
	$	$
Deferred financing costs, net of amortization	8.2	9.3
Cash surrender value of life insurance	26.8	26.3
Pension asset	10.2	9.7
Restricted cash (see Note 9, "Asset Retirement and Other Obligations")	12.7	12.8
Supplies	10.0	13.0
Prepaid Jamaican income taxes	12.7	12.7
Derivative asset	0.2	0.1
Other	12.6	12.2
Total other assets	93.4	96.1
Accrued liabilities consisted of the following (in millions):

	September 30, 2013	December 31, 2012
	$	$
Compensation and benefits	21.3	17.4
Workers’ compensation	5.3	5.7
Other operating expenses	16.1	15.6
Accrued interest	11.3	2.0
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	2.2	2.4
Land obligation (see Note 9, "Asset Retirement and Other Obligations")	4.3	4.9
Reclamation obligation (see Note 9, "Asset Retirement and Other Obligations")	0.7	2.5
Environmental remediation obligations (see Note 9, "Asset Retirement and Other Obligations")	1.8	2.0
Obligations to the Government of Jamaica	5.6	5.3
Pension and OPEB liabilities (see Note 10, "Pensions and Other Post-Retirement Benefits")	0.9	0.9
Restricted stock unit ("RSU") liability awards (see Note 13, "Share-Based Payments")	—	0.1
Total accrued liabilities	69.5	58.8

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Other long-term liabilities consisted of the following (in millions):

	September 30, 2013	December 31, 2012
	$	$
Reserve for uncertain tax positions	0.6	0.8
Workers’ compensation	15.5	15.0
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	14.0	13.4
Land obligation (see Note 9, "Asset Retirement and Other Obligations")	7.9	9.2
Environmental remediation obligations (see Note 9, "Asset Retirement and Other Obligations")	1.1	1.2
Deferred compensation and other	11.1	12.7
Total other long-term liabilities	50.2	52.3

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	30.0	—	—	30.0
Derivative assets	—	4.6	—	4.6
Derivative liabilities	—	(3.6)	(0.9)	(4.5)
Total	30.0	1.0	(0.9)	30.1

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	10.0	—	—	10.0
Derivative assets	—	3.1	1.1	4.2
Derivative liabilities	—	(3.4)	—	(3.4)
RSU liability awards	(0.1)	—	—	(0.1)
Total	9.9	(0.3)	1.1	10.7
Changes in the fair value of the variable-price Midwest Premium contracts classified as Level 3 included in gain on hedging activities, net in the unaudited consolidated statement of operations for the nine months ended September 30, 2013 were as follows:

Nine months ended September 30, 2013
$
Fair value, beginning of year	1.1
New contracts entered into during the period	0.8
Changes in fair value	(1.9)
Settlements	(0.9)
Fair value, end of year	(0.9)
Cash equivalents as of September 30, 2013 and December 31, 2012 related to temporary cash investments with high credit quality financial institutions, which included money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments were valued based upon unadjusted, quoted prices in active markets and were classified within Level 1.
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
We made no transfers between fair value hierarchy levels during third quarter 2013.

5.    INVENTORIES
Inventories are stated at the lower of cost or market ("LCM"). We use the last-in, first-out ("LIFO") method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann, Jamaica ("St. Ann") and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 28% and 25% of total inventories, at cost, at September 30, 2013 and December 31, 2012, respectively.
Inventories, net, consisted of the following (in millions):

	September 30, 2013	December 31, 2012
	$	$
Raw materials, at cost	70.8	63.5
Work-in-process, at cost	56.0	58.9
Finished goods, at cost	19.6	29.5
Total inventories, at cost	146.4	151.9
LIFO adjustment	23.1	15.7
LCM reserve	(16.9)	(7.1)
Inventories, at lower of cost or market	152.6	160.5
Supplies	41.1	35.3
Total inventories, net	193.7	195.8

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives in years			September 30, 2013	December 31, 2012
				$	$
Land				51.1	50.4
Buildings and improvements	10	—	47	161.6	151.0
Machinery and equipment	3	—	50	893.4	876.9
Construction in progress				48.4	48.2
Property, plant and equipment, at cost				1,154.5	1,126.5
Accumulated depreciation				(472.1)	(432.0)
Total property, plant and equipment, net				682.4	694.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to seven collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions:
In the US: the United Steelworkers of America ("USWA"); the International Association of Machinists and Aerospace Workers ("IAMAW").
At St. Ann, Jamaica: the University and Allied Workers Union ("UAWU"); the Union of Technical, Administrative and Supervisory Personnel ("UTASP"); and the Bustamante Industrial Trade Union ("BITU").

•	An agreement at St. Ann with the UTASP representing supervisory and technical salaried workers will expire in December 2013.

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We are expecting to receive a claim for a new contract in fourth quarter 2013.

•	An agreement at St. Ann with the UAWU, covering operators, expired in April 2013. We received a claim for a new contract in June 2013 and commenced negotiations in August 2013.

•	The agreement at Gramercy with the USWA will expire in September 2015.

•	An agreement at New Madrid with the USWA will expire in August 2017.

•	An agreement at our Salisbury rolling mill with the USWA will expire in November 2016.

•	The agreement in place with the IAMAW at our Newport rolling mill extends through May 2014.
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
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term power purchase agreement with Ameren pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $3.3 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause.

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
Workforce Reduction
On October 30, 2013, we announced a workforce reduction at our Salisbury, North Carolina Flat-Rolled Products facility. The announcement was made pursuant to the federal Worker Adjustment and Retraining Notification Act (WARN). The restructuring plan involves a total staff reduction of 58 employees through a combination of voluntary retirement packages and involuntary terminations. We will complete substantially all activities associated with this workforce reduction by December 31, 2013. We will incur approximately $1.2 million of pre-tax charges in the fourth quarter of 2013, primarily due to one-time termination benefits and pension benefits. Substantially all of these charges will result in cash expenditures in the fourth quarter of 2013.

8    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	September 30, 2013			December 31, 2012
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net (1)	173.0	153.7	11.00%	275.3	258.8	4.52%
Term B Loan, net	476.1	476.1	5.75%	320.4	320.4	5.75%
Revolver	—	—		—	—
Total debt, net	649.1			595.7
Less: Current portion	(4.9)			(3.3)
Long-term debt, net	644.2			592.4

(1)
We refer to the Senior Unsecured Notes due 2019 issued by Noranda AcquisitionCo ("AcquisitionCo Notes due 2019") outstanding at September 30, 2013 and Senior Floating Rate Notes due 2015 issued by Noranda AcquisitionCo ("AcquisitionCo Notes due 2015") outstanding at December 31, 2012 collectively as the "AcquisitionCo Notes."

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
The $110.0 million incremental Term B Loan agreement permitted us to incur further incremental borrowings under the existing Term B Loan in an aggregate principal amount not to exceed the greater of (1) $50.0 million and (2) an amount such that, after giving effect to such incremental borrowing, we would be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. On May 29, 2013, we borrowed an additional $50.0 million, which we refer to as the "$50.0 million incremental Term B Loan." Borrowings under the $50.0 million incremental Term B Loan were used for general corporate purposes. The $110.0 million incremental Term B Loan and the $50.0 million incremental Term B Loan are due and payable on February 28, 2019 and have the same terms as borrowings under the existing Term B Loan.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

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
We recorded debt refinancing expense of $2.5 million in the first nine months of 2013, representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015. In the first nine months of 2012, we recorded debt refinancing expense of $8.1 million related to the refinancing of our credit facilities we undertook at that time, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to the existing senior secured credit facilities.
As of September 30, 2013 and December 31, 2012 the amount outstanding under our Term B Loan was recorded in our unaudited consolidated balance sheets net of $3.0 million and $2.2 million, respectively, of unamortized discount. The carrying value of the AcquisitionCo Notes was recorded net of unamortized underwriting discount of $2.0 million at September 30, 2013. The Revolver had no outstanding balance at September 30, 2013 and December 31, 2012 and outstanding letters of credit totaled $34.6 million at September 30, 2013 and $31.1 million at December 31, 2012. Availability under the Revolver is subject to a calculated borrowing base. Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of September 30, 2013, we are effectively required to maintain at least $20.0 million of available borrowing capacity under our Revolver. This restriction will be removed when the ratio meets the required threshold. Our effective borrowing capacity calculated as of September 30, 2013 was $120.0 million.
Including required repayments of the incremental Term B Loan borrowings, we are required to repay $1.2 million of the total Term B Loan quarterly.
9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations.
Our reclamation obligations activity at St. Ann follows (in millions):

Nine months ended September 30, 2013
$
Balance, beginning of period	2.5
Additional liabilities incurred	1.7
Liabilities settled	(3.5)
Accretion	—
Balance, end of period	0.7
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
Our St. Ann Land Obligation activity follows (in millions):

Nine months ended September 30, 2013
$
Balance, beginning of period	14.1
Additional liabilities incurred	0.1
Liabilities settled	(0.5)
Revisions to the obligation	(1.5)
Balance, end of period	12.2

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

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
Our asset retirement obligations activity follows (in millions):

Nine months ended September 30, 2013
$
Balance, beginning of period	15.8
Additional liabilities incurred	0.6
Liabilities settled	(1.0)
Accretion	0.8
Balance, end of period	16.2
As of September 30, 2013 and December 31, 2012, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of September 30, 2013 and December 31, 2012, we had undiscounted liabilities of $1.8 million and $2.0 million, respectively, in accrued liabilities and had $1.1 million and $1.2 million, respectively, in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.
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
Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Service cost	3.8	3.4	0.1	0.2
Interest cost	4.5	4.5	0.4	0.4
Expected return on plan assets	(5.0)	(4.7)	(0.5)	(0.6)
Recognized actuarial loss	3.3	2.8	—	—
Amortization of prior service cost	0.2	0.1	—	—
Net periodic cost	6.8	6.1	—	—

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Noranda Pension Plans		St. Ann Pension Plans
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Service cost	11.5	10.0	0.4	0.6
Interest cost	13.5	13.4	1.2	1.2
Expected return on plan assets	(15.2)	(14.2)	(1.7)	(1.7)
Recognized actuarial loss	9.7	8.3	—	—
Amortization of prior service cost	0.8	0.3	—	—
Net periodic cost	20.3	17.8	(0.1)	0.1
Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Service cost	0.1	0.1	—	0.1
Interest cost	0.1	0.2	0.2	0.1
Recognized actuarial loss	0.1	—	—	—
Amortization of prior service cost	—	—	(0.1)	—
Net periodic cost	0.3	0.3	0.1	0.2

	Noranda OPEB Plans		St. Ann OPEB Plans
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Service cost	0.4	0.3	0.1	0.3
Interest cost	0.4	0.5	0.4	0.3
Recognized actuarial loss	0.1	—	—	—
Amortization of prior service cost	—	—	(0.1)	—
Net periodic cost	0.9	0.8	0.4	0.6
Expected Employer Contributions
We contributed $11.0 million and $0.4 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the nine months ended September 30, 2013. We anticipate making approximately $3.1 million and $0.2 million of pension funding payments to the Noranda Pension Plans and the St. Ann Pension Plans, respectively for the remainder of the year ending December 31, 2013.

11.    DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.
Fixed price aluminum swaps. Through 2010, we utilized a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the Primary Aluminum segment through the use of fixed price aluminum swaps. In May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. As of September 30, 2013, we had no outstanding fixed price aluminum swaps.
Fixed-price customer arrangements. We enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. We do not elect normal sale accounting on certain customer contracts and instead record those contracts as derivatives ("fixed price aluminum customer contracts"). Because these fixed price aluminum customer contracts expose us to aluminum and Midwest premium ("MWP") market price fluctuations, we economically hedge these risks by entering into variable price aluminum swap contracts ("variable-price aluminum offset swaps") and variable price MWP contracts with various brokers, typically for terms of one year or less.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

As of September 30, 2013, our outstanding fixed-price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2013	1.04	15.7
2014	1.00	51.0
2015	1.03	0.9
As of September 30, 2013, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2013	0.91	20.8
2014	0.88	55.3
2015	0.92	0.9
As of September 30, 2013, our outstanding variable-price MWP contracts were as follows were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2013	0.11	20.5
2014	0.11	50.8
2015	0.10	0.4
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index Price of natural gas, from time to time, we have entered into financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. During the nine months ended September 30, 2013, we had no outstanding natural gas swaps.
Fixed-price natural gas contract. In 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for a portion of the refinery's anticipated natural gas usage in the period from April through December 2012. We recorded these contracts as derivatives, based on the fair value of the Henry Hub Index price of natural gas. As of September 30, 2013, we had no fixed price purchases of natural gas remaining.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	September 30, 2013	December 31, 2012
	$	$
Fixed-price aluminum customer contracts	4.6	(0.8)
Variable-price aluminum offset swaps	(3.6)	0.5
Variable-price MWP contracts	(0.9)	1.1
Total	0.1	0.8

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

We have two counterparties for our variable price aluminum offset swaps. Our variable-price MWP contracts are with various other counterparties. With each of the counterparties of our variable price aluminum offset swaps, we have a master netting arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master netting arrangements do not require us to post additional collateral, or cash margin. We present the fair values of derivatives which are subject to a master netting arrangement in a net position on the unaudited consolidated balance sheets. The following is a presentation of the gross components of our net derivative balances (in millions):

	As of September 30, 2013
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Master netting arrangement with counterparty one	—	—	—	—	—
Master netting arrangement with counterparty two	0.2	(0.2)	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	4.4	4.4
Total current derivative assets	0.2	(0.2)	—	4.4	4.4

Master netting arrangement with counterparty one	—	—	—	—	—
Master netting arrangement with counterparty two	—	—	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of September 30, 2013
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(3.6)	—	(3.6)	—	(3.6)
Master netting arrangement with counterparty two	(0.2)	0.2	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	(0.9)	(0.9)
Total current derivative liabilities	(3.8)	0.2	(3.6)	(0.9)	(4.5)

Master netting arrangement with counterparty one	—	—	—	—	—
Master netting arrangement with counterparty two	—	—	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	—	—
Total long-term derivative liabilities	—	—	—	—	—

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	As of December 31, 2012
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Master netting arrangement with counterparty one	2.0	(1.5)	0.5	—	0.5
Master netting arrangement with counterparty two	—	—	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	2.1	2.1
Total current derivative assets	2.0	(1.5)	0.5	2.1	2.6

Master netting arrangement with counterparty one	—	—	—	0.1	0.1
Master netting arrangement with counterparty two	—	—	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	—	—
Total long-term derivative assets	—	—	—	0.1	0.1

	As of December 31, 2012
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(1.5)	1.5	—	—	—
Master netting arrangement with counterparty two	—	—	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	(1.8)	(1.8)
Total current derivative liabilities	(1.5)	1.5	—	(1.8)	(1.8)

Master netting arrangement with counterparty one	—	—	—	—	—
Master netting arrangement with counterparty two	—	—	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)
As of September 30, 2013 and December 31, 2012, respectively, none of our derivative instruments were designated and qualified as fair value or cash flow hedges. We discontinued hedge accounting for all our aluminum fixed price sale swaps on January 29, 2009. At that date, amounts were frozen in AOCI to be reclassified into earnings in the period the hedged sales occur, or until we determined that the original forecasted sales were no longer probable of occurring. During the nine months ended September 30, 2013, we reclassified the remaining $6.4 million of gains into earnings, which is reflected in (gain) loss on hedging activities, net in the unaudited consolidated statement of operations. As of September 30, 2013, there were no remaining derivative gains or losses on hedging activities in AOCI.
Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in (gain) loss on hedging activities, net in the unaudited consolidated statements of operations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following table presents how our hedging activities affected our unaudited consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Three months ended September 30, 2013
Fixed-price aluminum customer contracts	—	1.9	1.9
Variable-price aluminum offset swaps and other	—	0.5	0.5
Total	—	2.4	2.4
Three months ended September 30, 2012
Fixed-price aluminum swaps	(31.7)	—	(31.7)
Fixed-price aluminum customer contracts	—	7.1	7.1
Variable-price aluminum offset swaps and other	—	(6.3)	(6.3)
Natural gas swaps	6.4	(0.3)	6.1
Natural gas fixed-price contract	—	(0.6)	(0.6)
Total	(25.3)	(0.1)	(25.4)

Nine months ended September 30, 2013
Fixed-price aluminum swaps	(6.4)	—	(6.4)
Fixed-price aluminum customer contracts	—	(5.3)	(5.3)
Variable-price aluminum offset swaps and other	—	11.7	11.7
Total	(6.4)	6.4	—
Nine months ended September 30, 2012
Fixed-price aluminum swaps	(83.9)	—	(83.9)
Fixed-price aluminum customer contracts	—	3.9	3.9
Variable-price aluminum offset swaps and other	—	(2.2)	(2.2)
Natural gas swaps	19.6	0.9	20.5
Natural gas fixed-price contract	—	(0.8)	(0.8)
Total	(64.3)	1.8	(62.5)
12.    SHAREHOLDERS' EQUITY
Dividends declared and paid during the nine months ended September 30, 2013 were as follows:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 20, 2013	0.04	March 27, 2013	2.7
April 24, 2013	0.04	May 29, 2013	2.7
July 24, 2013	0.04	August 28, 2013	2.8
On October 30, 2013, the Board declared a regular quarterly dividend of $0.01 per share to be paid on December 5, 2013 to shareholders of record as of November 12, 2013. Cash payments related to this dividend will total approximately $0.7 million.
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
Because of the existence of the conditional redemption feature, the carrying value of these 200,000 shares of common stock was reported outside of permanent equity as of December 31, 2012. In accordance with FASB ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718"), the carrying amount of the common stock subject to redemption is reported as the $2.0 million in proceeds. Because a change in control did not occur prior to March 3, 2013, the carrying value of that common stock was not adjusted

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

to the redemption amount. During the nine months ended September 30, 2013, the carrying amount of $2.0 million was reclassified into permanent equity.

13.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Stock options	—	0.1	0.1	0.4
Restricted stock and restricted stock unit equity awards	1.3	0.8	3.3	3.3
Restricted stock unit liability awards	—	—	—	0.2
Total stock compensation expense	1.3	0.9	3.4	3.9
Share-based payment awards held by employee and non-employee directors include stock options, restricted stock, and restricted stock units ("RSUs"). Restricted stock and RSU awards have either service-vesting and/or performance-vesting requirements, and some also have market-based conditions. We account for RSUs granted to the investor director provider group, which consists of the full-time employees of our principal shareholders affiliated with Apollo Management VI, L.P. ("Apollo") who serve on our board of directors, as liability awards.
During first quarter 2012, in respect of the supplemental dividend of $1.25 paid on March 19, 2012, holders of stock options and of service-vesting restricted stock and RSUs received $1.25 for each share underlying such awards. We accelerated $1.2 million of stock compensation expense in connection with this payment. Holders of performance-vesting restricted stock and RSUs were granted additional performance-vesting restricted stock or RSUs, as applicable, with respect to the $1.25 per share supplemental dividend. The number of additional shares or units was computed by dividing the amount of the dividend the award holder would have received for a number of shares of our common stock equal to the number subject to the applicable award divided by the fair market value of a share of our common stock on the last trading day before the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying awards. Generally, holders of service-vesting and performance-vesting restricted stock and RSUs were granted additional shares or units, with respect to the regular quarterly dividends in 2012 and 2013. The number of additional shares or units was computed by dividing the amount of dividend the award holder would have received had the holder owned a number of shares equal to the number subject to the applicable award by the fair market value of a share of our common stock on the last trading day before the date of the dividend payment. These additional shares or units are subject to the same vesting conditions as the underlying award.
As of September 30, 2013, total unrecognized stock compensation expense related to share-based payment awards was $4.1 million. We will recognize this amount over a weighted-average period of 1.3 years. During first quarter 2013, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2011 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2012 or 2013 because the performance conditions had not been determined as of September 30, 2013. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)
		$	$		$	$
Outstanding, December 31, 2012	1,307,989	1.89	5.7	140,000	9.00	—
Exercised	(104,640)	1.60	0.2	—	—	—
Forfeited	(7,000)	1.14	—	—	—	—
Outstanding, September 30, 2013	1,196,349	1.92	1.0	140,000	9.00	—
Fully vested and exercisable, September 30, 2013 (weighted-average remaining contractual term of 4.7 years and 4.1 years, respectively)	974,578	2.10	0.7	140,000	9.00	—

(1)	Options that were not in-the-money at September 30, 2013 and December 31, 2012, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.
Restricted stock and RSU equity award activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards
	#	$	#	$	#	$	#
Non-vested, December 31, 2012	747,937	12.48	294,336	5.22	—	—	526,327
Granted	457,524	4.20	—	—	188,000	2.13	512,988
Dividend equivalent units granted	27,102	3.63	9,458	3.72	4,343	3.48	28,814
Vested (aggregate intrinsic value of $1.0 million)	(236,314)	11.81	—	—	—	—	—
Forfeited	(28,102)	10.93	(4,479)	6.05	—	—	(8,903)
Non-vested, September 30, 2013 (aggregate intrinsic value of $6.2 million)	968,147	8.53	299,315	5.16	192,343	2.16	1,059,226
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
We determined grant date fair value of service-vesting and performance-vesting restricted stock and RSUs based on the closing price of our common stock on the grant date. For market-based restricted stock, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based on the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company.
We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2013. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined as of September 30, 2013 for performance-vesting awards granted in 2012 and 2013 because the performance conditions had not yet been determined.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

As of September 30, 2013, there was no liability for RSU liability awards. As of December 31, 2012, accrued liabilities in the accompanying unaudited consolidated balance sheets included $0.1 million related to RSU liability awards.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2012	25,344
Granted	20,000
Dividend equivalent units granted	652
Vested	(20,656)
Forfeited	(5,069)
Non-vested, September 30, 2013	20,271

14.    NET INCOME PER COMMON SHARE
Basic and diluted net income (loss) per common share ("EPS") were calculated as follows (in millions, except per share):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(18.2)	$3.8	$(29.9)	$45.3
Weighted-average common shares outstanding:
Basic	68.01	67.68	67.90	67.49
Effect of dilutive securities	—	1.44	—	1.61
Diluted	68.01	69.12	67.90	69.10
Net income (loss) per common share:
Basic	$(0.27)	$0.06	$(0.44)	$0.67
Diluted	$(0.27)	$0.05	$(0.44)	$0.66
Certain share-based payment awards whose terms and conditions are described in Note 13 "Share-Based Payments," could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive securities were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Antidilutive securities	2.49	0.68	1.88	0.50

15.    INCOME TAXES
Our effective income tax rate was approximately 43.3% for the three months ended September 30, 2013 and 33.3% for the three months ended September 30, 2012. Our effective income tax rate was approximately 40.2% for the nine months ended September 30, 2013 and 33.4% for the nine months ended September 30, 2012. The effective income tax rates for the three months and nine months ended September 30, 2013 were primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. In regards to state income taxes, our effective income tax rates for the three months and nine months ended September 30, 2013 were impacted by enacted changes in state income tax laws which affected apportionment methods and income tax rates in certain states. As a result of these changes, we recorded a $3.7 million discrete income tax benefit for the three months and nine months ended September 30, 2013. The effective tax rates for the three months ended September 30, 2012 and for the nine months ended September 30, 2012 were primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

16.    RELATED PARTY TRANSACTIONS
We sell flat-rolled products to two customers that are affiliated with Apollo. On April 12, 2013 one of those customers, Metals USA Holdings Corp., was acquired by Reliance Steel & Aluminum Co., a public company not affiliated with Apollo. Sales to these companies were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Berry Plastics Corporation	2.2	2.5	6.5	7.1
Metals USA Holdings Corp.(1)	—	3.4	4.2	9.1

(1)	Sales to Metals USA Holding Corp. include the period in which Metals USA Holdings Corp was affiliated with Apollo through April 12, 2013.
Accounts receivable from these related parties were as follows (in millions):

	September 30, 2013	December 31, 2012
	$	$
Berry Plastics Corporation	0.6	0.4
Metals USA Holdings Corp. (1)	—	1.0

(1)
As of April 12, 2013 Metals USA Holding Corp. was no longer affiliated with Apollo, therefore accounts receivable for Metals USA Holding Corp. as of September 30, 2013 are not disclosed as related party accounts receivable.

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	September 30, 2013			December 31, 2012
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.2	—	0.2	1.7	—	1.7
Accounts receivable, net	14.6	(14.6)	—	15.4	(15.4)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	19.0	—	19.0	12.6	—	12.6
Other current assets	2.6	—	2.6	1.6	—	1.6
Property, plant and equipment, net	41.9	—	41.9	40.1	—	40.1
Other assets	5.0	—	5.0	5.0	—	5.0
Accounts payable	(67.1)	55.5	(11.6)	(58.3)	49.2	(9.1)
Accrued liabilities	(3.6)	—	(3.6)	(3.8)	—	(3.8)
Environmental, land and reclamation liabilities	(0.7)	—	(0.7)	(2.4)	—	(2.4)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
St. Ann’s net investment and advances to NJBP	5.9	40.9	46.8	5.9	33.8	39.7

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet as of September 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.4	55.2	6.0	2.3	—	63.9
Accounts receivable, net:
Trade	—	—	101.4	4.3	—	105.7
Affiliates	19.7	11.9	2.0	3.7	(37.3)	—
Inventories, net	—	—	159.4	34.7	(0.4)	193.7
Taxes receivable	3.6	—	1.1	(0.3)	—	4.4
Prepaid expenses	0.2	—	3.9	1.4	—	5.5
Other current assets	(0.1)	—	7.5	7.3	—	14.7
Total current assets	23.8	67.1	281.3	53.4	(37.7)	387.9
Investments in affiliates	316.0	1,511.9	—	—	(1,827.9)	—
Advances due from affiliates	—	125.0	698.2	63.5	(886.7)	—
Property, plant and equipment, net	—	—	618.1	64.3	—	682.4
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	56.7	—	—	56.7
Other assets	—	8.2	53.1	32.1	—	93.4
Total assets	339.8	1,712.2	1,845.0	213.3	(2,752.3)	1,358.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	0.2	85.9	12.0	(0.1)	98.0
Affiliates	—	19.7	3.6	14.0	(37.3)	—
Accrued liabilities	—	11.3	37.4	20.8	—	69.5
Derivative liabilities, net	—	—	4.5	—	—	4.5
Deferred tax liabilities	(0.3)	(3.3)	13.7	—	—	10.1
Current portion of long-term debt	—	4.9	—	—	—	4.9
Total current liabilities	(0.3)	32.8	145.1	46.8	(37.4)	187.0
Long-term debt, net	—	644.2	—	—	—	644.2
Pension and other post-retirement liabilities	—	—	180.4	5.9	—	186.3
Other long-term liabilities	—	—	37.1	13.1	—	50.2
Advances due to affiliates	189.1	697.6	—	—	(886.7)	—
Long-term deferred tax liabilities	35.5	21.6	109.6	2.4	(0.3)	168.8
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	238.4	352.1	1,199.7	83.7	(1,635.5)	238.4
Retained earnings (accumulated deficit)	(20.2)	67.3	277.1	54.7	(399.1)	(20.2)
Accumulated other comprehensive income (loss)	(103.4)	(103.4)	(104.0)	0.7	206.7	(103.4)
Total shareholders' equity	115.5	316.0	1,372.8	139.1	(1,827.9)	115.5
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	115.5	316.0	1,372.8	145.1	(1,827.9)	121.5
Total liabilities and equity	339.8	1,712.2	1,845.0	213.3	(2,752.3)	1,358.0

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended September 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	328.8	30.9	(19.8)	339.9
Operating costs and expenses:
Cost of sales	—	—	325.6	27.5	(19.8)	333.3
Selling, general and administrative expenses	1.6	0.1	18.0	4.0	—	23.7
Total operating costs and expenses	1.6	0.1	343.6	31.5	(19.8)	357.0
Operating income (loss)	(1.6)	(0.1)	(14.8)	(0.6)	—	(17.1)
Other (income) expense:
Interest expense (income), net	(0.1)	12.6	0.1	—	—	12.6
Loss on hedging activities, net	—	—	2.4	—	—	2.4
Debt refinancing expense	—	—	—	—	—	—
Total other (income) expense, net	(0.1)	12.6	2.5	—	—	15.0
Income (loss) before income taxes	(1.5)	(12.7)	(17.3)	(0.6)	—	(32.1)
Income tax (benefit) expense	(0.4)	(4.2)	(9.7)	0.4	—	(13.9)
Equity in net income (loss) of subsidiaries	(17.1)	(8.6)	—	—	25.7	—
Net income (loss)	(18.2)	(17.1)	(7.6)	(1.0)	25.7	(18.2)
Other comprehensive income (loss)	2.2	2.2	2.2	—	(4.4)	2.2
Total comprehensive income (loss)	(16.0)	(14.9)	(5.4)	(1.0)	21.3	(16.0)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended September 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	323.2	33.6	(20.0)	336.8
Operating costs and expenses:
Cost of sales	—	—	311.0	32.3	(20.0)	323.3
Selling, general and administrative expenses	1.3	0.1	19.9	3.0	—	24.3
Total operating costs and expenses	1.3	0.1	330.9	35.3	(20.0)	347.6
Operating income (loss)	(1.3)	(0.1)	(7.7)	(1.7)	—	(10.8)
Other (income) expense:
Interest expense (income), net	(0.1)	9.1	(0.1)	—	—	8.9
Gain on hedging activities, net	—	—	(25.4)	—	—	(25.4)
Total other (income) expense, net	(0.1)	9.1	(25.5)	—	—	(16.5)
Income (loss) before income taxes	(1.2)	(9.2)	17.8	(1.7)	—	5.7
Income tax (benefit) expense	(0.4)	(3.0)	5.9	(0.6)	—	1.9
Equity in net income of subsidiaries	4.6	10.8	—	—	(15.4)	—
Net income (loss)	3.8	4.6	11.9	(1.1)	(15.4)	3.8
Other comprehensive income (loss)	(24.9)	(24.9)	(24.9)	—	49.8	(24.9)
Total comprehensive income (loss)	(21.1)	(20.3)	(13.0)	(1.1)	34.4	(21.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Nine months ended September 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	996.5	96.5	(62.7)	1,030.3
Operating costs and expenses:
Cost of sales	—	—	948.8	87.0	(62.7)	973.1
Selling, general and administrative expenses	4.4	1.0	54.2	10.2	—	69.8
Total operating costs and expenses	4.4	1.0	1,003.0	97.2	(62.7)	1,042.9
Operating income (loss)	(4.4)	(1.0)	(6.5)	(0.7)	—	(12.6)
Other (income) expense:
Interest expense (income), net	(0.3)	35.0	0.2	—	—	34.9
Debt refinancing expense	—	2.5	—	—	—	2.5
Total other (income) expense, net	(0.3)	37.5	0.2	—	—	37.4
Income (loss) before income taxes	(4.1)	(38.5)	(6.7)	(0.7)	—	(50.0)
Income tax (benefit) expense	(1.2)	(12.8)	(5.5)	(0.6)	—	(20.1)
Equity in net income of subsidiaries	(27.0)	(1.3)	—	—	28.3	—
Net income	(29.9)	(27.0)	(1.2)	(0.1)	28.3	(29.9)
Other comprehensive income (loss)	2.3	2.3	2.4	—	(4.7)	2.3
Total comprehensive income (loss)	(27.6)	(24.7)	1.2	(0.1)	23.6	(27.6)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Nine months ended September 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,024.7	99.1	(61.8)	1,062.0
Operating costs and expenses:
Cost of sales	—	—	929.0	92.2	(61.8)	959.4
Selling, general and administrative expenses	5.1	0.8	49.6	9.3	—	64.8
Total operating costs and expenses	5.1	0.8	978.6	101.5	(61.8)	1,024.2
Operating income (loss)	(5.1)	(0.8)	46.1	(2.4)	—	37.8
Other (income) expense:
Interest expense (income), net	(0.3)	24.5	—	—	—	24.2
Gain on hedging activities, net	—	—	(62.5)	—	—	(62.5)
Debt refinancing expense	—	8.1	—	—	—	8.1
Total other (income) expense, net	(0.3)	32.6	(62.5)	—	—	(30.2)
Income (loss) before income taxes	(4.8)	(33.4)	108.6	(2.4)	—	68.0
Income tax (benefit) expense	(1.5)	(11.2)	36.2	(0.8)	—	22.7
Equity in net income of subsidiaries	48.6	70.8	—	—	(119.4)	—
Net income	45.3	48.6	72.4	(1.6)	(119.4)	45.3
Other comprehensive income (loss)	(48.3)	(48.3)	(48.3)	—	96.6	(48.3)
Total comprehensive income (loss)	(3.0)	0.3	24.1	(1.6)	(22.8)	(3.0)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.7)	(13.9)	48.8	6.6	—	40.8
INVESTING ACTIVITIES
Capital expenditures	—	—	(47.0)	(8.7)	—	(55.7)
Proceeds from sale of property, plant and equipment	—	—	0.9	—	—	0.9
Cash used in investing activities	—	—	(46.1)	(8.7)	—	(54.8)
FINANCING ACTIVITIES
Shares tendered for taxes, share-based payment arrangements, net of proceeds from issuance of common shares	(0.1)	—	—	—	—	(0.1)
Dividends paid to shareholders	(8.2)	—	—	—	—	(8.2)
Distributions paid to optionholders	—	—	—	—	—	—
Repayments of long-term debt	—	(278.8)	—	—	—	(278.8)
Borrowings on long-term debt, net	—	331.8	—	—	—	331.8
Payments of financing costs	—	(2.9)	—	—	—	(2.9)
Distribution (to parent) from subsidiary	8.9	(8.9)	—	—	—	—
Cash provided by (used in) financing activities	0.6	41.2	—	—	—	41.8
Change in cash and cash equivalents	(0.1)	27.3	2.7	(2.1)	—	27.8
Cash and cash equivalents, beginning of period	0.5	27.9	3.3	4.4	—	36.1
Cash and cash equivalents, end of period	0.4	55.2	6.0	2.3	—	63.9

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2012
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	—	(63.9)	46.4	3.7	—	(13.8)
INVESTING ACTIVITIES
Capital expenditures	—	—	(53.2)	(6.6)	—	(59.8)
Proceeds from sale of property, plant and equipment	—	—	4.8	—	—	4.8
Cash used in investing activities	—	—	(48.4)	(6.6)	—	(55.0)
FINANCING ACTIVITIES
Shares tendered for taxes, share-based payment arrangements, net of proceeds from issuance of common shares	0.1	—	—	—	—	0.1
Dividends paid to shareholders	(92.2)	—	—	—	—	(92.2)
Distributions paid to share-based award holders	(3.1)	—	—	—	—	(3.1)
Repayments of long-term debt	—	(154.8)	—	—	—	(154.8)
Borrowings on long-term debt	—	322.6	—	—	—	322.6
Payments of financing costs	—	(12.6)	—	—	—	(12.6)
Distribution (to parent) from subsidiary	92.7	(92.7)	—	—	—	—
Cash provided by (used in) financing activities	(2.5)	62.5	—	—	—	60.0
Change in cash and cash equivalents	(2.5)	(1.4)	(2.0)	(2.9)	—	(8.8)
Cash and cash equivalents, beginning of period	3.3	31.3	3.3	4.8	—	42.7
Cash and cash equivalents, end of period	0.8	29.9	1.3	1.9	—	33.9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
During third quarter 2013 compared to third quarter 2012, shipment volumes increased in the Alumina, Primary Aluminum and Flat-Rolled Products segments, reflecting the effectiveness of our CORE productivity program at eliminating production variability issues from third quarter 2012 which negatively impacted volumes in those segments. Improved volumes in those segments offset the effects of lower volumes in the Bauxite segment, higher power rates and higher natural gas prices, compared to third quarter 2012.

•	The average realized Midwest Transaction Price decreased to $0.92 in third quarter 2013 from $0.96 in third quarter 2012.

•
Integrated primary aluminum net cash cost ("Net Cash Cost") decreased to $0.89 per pound shipped in third quarter 2013 compared to $0.92 per pound shipped in third quarter 2012, reflecting the effects of improved operating reliability in the Primary Aluminum and Alumina segments. These improvements were sufficient to offset the negative effect of year-over-year increases in natural gas prices, lower LME-indexed alumina prices on external shipments in the Alumina segment, and higher electricity prices in the Primary Aluminum segment following a rate increase which became effective in January 2013.

During 2013, we extended our funded debt maturities to 2019 through a private offering of $175.0 million aggregate principal amount of 11.0% senior unsecured notes and expanded borrowing capacity to include incremental term loans totaling $160.0 million in the aggregate and an incremental asset-based revolving credit facility of $15.0 million.
The London Metal Exchange ("LME") aluminum prices have declined since mid-February. Macroeconomic uncertainty around global manufacturing activity and China's economy have combined with bearish sentiment towards aluminum's supply-side fundamentals to bring aluminum prices to levels that are among historical lows in real terms. Through our focus on productivity and liquidity preservation, we have taken and continue to take actions to transform our cost structure and improve our ability to generate cash across the commodity cycle. These actions and our operating performance, combined with our debt maturity profile and liquidity position solidify our ability to withstand below cycle-average aluminum prices. We are also better positioning ourselves to capitalize on the eventual aluminum price recovery and to strengthen our balance sheet, provide for prudent investment in long-term growth, and provide returns to shareholders.
Productivity Program Update
We have surpassed our three-year goal of achieving $140 million of productivity gains through our Cost-Out, Reliability and Effectiveness ("CORE") productivity program. Since the beginning of 2011 through the quarter ended September 30, 2013, CORE savings were $175 million.
October 30, 2013, we announced productivity targets totaling $225 million for the three year period from 2014 to 2016. These targets include $150 million of productivity gains to offset the normal affects of inflation and unplanned events, plus an additional $75 million of gains from functional streamlining, improving production processes, and changes in strategic sourcing of input costs.
As part of our efforts to improve our operating results and liquidity, on October 30, 2013, we announced a workforce reduction at our Salisbury, North Carolina Flat-Rolled Products facility. The announcement was made pursuant to the federal Worker Adjustment and Retraining Notification Act (WARN). This restructuring is expected to generate approximately $4 million to $6 million annually through cost savings and operating efficiencies necessary to offset the impact of lower shipment volumes and resulting fabrication revenue due to sharp declines in demand for certain of our light gauge foil products.
The restructuring plan involves a total staff reduction of 58 employees through a combination of voluntary retirement packages and involuntary terminations. We will complete substantially all activities associated with this workforce reduction by December 31,

2013. We will incur approximately $1.2 million of pre-tax charges in the fourth quarter of 2013, primarily due to one-time termination benefits and pension benefits. Substantially all of these charges will result in cash expenditures in the fourth quarter of 2013.
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
Goodwill Impairment
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. Effective January 1, 2012, we adopted new accounting standards that allow a qualitative assessment to determine whether further impairment testing is necessary in certain circumstances. We elected to continue to evaluate goodwill and other indefinite-lived intangible assets for impairment using a two-step process, which is based on a quantitative assessment. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
The carrying value of our Primary Aluminum segment's goodwill was $137.6 million at September 30, 2013. As of October 1, 2012, the date of our last annual goodwill impairment test, the fair value of the Primary Aluminum segment substantially exceeded its carrying value. Our 2012 fair value analysis included assumptions about key factors affecting the Primary Aluminum segment's future profitability and cash flows, including the long-term price for primary aluminum. Throughout 2013, LME aluminum prices were lower than levels contemplated in the expected future cash flows estimated for our last annual goodwill impairment test. We opted to assess our goodwill as of May 1, 2013 and September 30, 2013. Based on our interim testing, we concluded the fair value of the Primary Aluminum Segment still substantially exceeded its carrying value as of May 1, 2013. As of September 30, 2013, the fair value of the Primary Aluminum Segment exceeded its carrying value by approximately 22%. We will continue to monitor our Primary Aluminum segment's expected future cash flows for risk of impairment in the future. Factors that could cause a decline in expected future cash flows include a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs, potential negative effects of proposed legislation related to sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, or a significant increase in cash flow discount rates. Additionally, a sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk.
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
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the nine months ended September 30, 2013, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Carbon-based products	10% increase in price	(1.7)
Alumina	$0.10 increase in LME per pound	(2.4)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME per pound	(4.6)

Results of operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the unaudited consolidated financial statements and related notes included herein.

Results of Operations
The following table sets forth certain unaudited consolidated financial information for the periods ended September 30, 2013 and 2012 (in millions, except per share data and where noted):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$
Statements of operations data:
Sales	339.9	336.8	1,030.3	1,062.0
Operating costs and expenses:
Cost of sales	333.3	323.3	973.1	959.4
Selling, general and administrative expenses	23.7	24.3	69.8	64.8
Total operating costs and expenses	357.0	347.6	1,042.9	1,024.2
Operating income (loss)	(17.1)	(10.8)	(12.6)	37.8
Other (income) expense:
Interest expense, net	12.6	8.9	34.9	24.2
(Gain) loss on hedging activities, net	2.4	(25.4)	—	(62.5)
Debt refinancing expense	—	—	2.5	8.1
Total other (income) expense, net	15.0	(16.5)	37.4	(30.2)
Income (loss) before income taxes	(32.1)	5.7	(50.0)	68.0
Income tax expense (benefit)	(13.9)	1.9	(20.1)	22.7
Net income (loss)	(18.2)	3.8	(29.9)	45.3
Net income (loss) per common share:
Basic	$(0.27)	$0.06	$(0.44)	$0.67
Diluted	$(0.27)	$0.05	$(0.44)	$0.66
Weighted-average common shares outstanding:
Basic	68.01	67.68	67.90	67.49
Diluted	68.01	69.12	67.90	69.10
Cash dividends declared per common share	$0.04	$0.04	$0.12	$1.37
External sales by segment:
Bauxite	11.1	13.6	33.8	37.3
Alumina	49.5	48.6	142.9	162.1
Primary Aluminum	133.4	129.1	408.6	413.1
Flat-Rolled Products	145.9	145.5	445.0	449.5
Total	339.9	336.8	1,030.3	1,062.0
Segment profit (loss):
Bauxite	2.3	0.3	7.2	3.9
Alumina	3.9	1.8	10.8	29.2
Primary Aluminum	(1.1)	3.1	37.0	51.9
Flat-Rolled Products	13.6	12.0	41.6	41.1
Corporate	(7.5)	(7.3)	(24.3)	(22.3)
Eliminations	(0.2)	0.2	—	—
Total	11.0	10.1	72.3	103.8
Financial and other data:
Average realized Midwest transaction price (per pound)	$0.92	$0.96	$0.97	$1.01
Net Cash Cost (per pound shipped)	$0.89	$0.92	$0.84	$0.81
Shipments:
External shipments:
Bauxite (kMts)	466.0	666.1	1,429.1	1,676.9
Alumina (kMts)	159.8	150.7	448.0	479.0
Primary Aluminum (pounds, in millions)	127.4	120.0	373.3	369.1
Flat-Rolled Products (pounds, in millions)	99.9	97.6	295.9	292.8
Intersegment shipments:
Bauxite (kMts)	661.4	601.1	2,056.8	1,897.6
Alumina (kMts)	138.1	120.4	423.1	369.0
Primary Aluminum (pounds, in millions)	21.6	18.8	65.4	58.1

Discussion of consolidated operating results for the three months ended September 30, 2013 compared to the three months ended September 30, 2012
Sales
Sales for the three months ended September 30, 2013 were $339.9 million compared to $336.8 million in the three months ended September 30, 2012, a increase of 0.9%. Higher volumes increased sales by $10.3 million, offset by a $7.2 million decrease from lower realized prices.
Sales to external customers from our Primary Aluminum segment increased to $133.4 million in the three months ended September 30, 2013 from $129.1 million in the three months ended September 30, 2012, driven primarily by increased volume.

•
Our average realized MWTP for the three months ended September 30, 2013 was $0.92 per pound, compared to $0.96 per pound in the three months ended September 30, 2012. Lower realized prices for primary aluminum were partially offset by a price increase on fabricated rod and billet effective at the beginning of 2013.

•	Higher external shipments from the Primary Aluminum segment increased external sales by $8.0 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Sales to external customers from our Alumina segment in the three months ended September 30, 2013 were $49.5 million compared to $48.6 million in the three months ended September 30, 2012. Increased volumes improved external sales by $2.9 million offset by a $2.0 million decrease in sales due to lower LME-linked realized pricing.
Sales to external customers from our Bauxite segment in the three months ended September 30, 2013 were $11.1 million compared to $13.6 million in the three months ended September 30, 2012. External shipment volumes decreased 30.0%, resulting in a $4.1 million external sales decrease. We increased shipments to our Alumina segment during third quarter 2013 to raise bauxite inventory levels. Third quarter 2012 external shipments were unusually high due to second quarter 2012 shipping inefficiencies. Improved shipping operating efficiency regulated shipment patterns in 2013.
Sales to our external customers in our Flat-Rolled Products segment were $145.9 million during the three months ended September 30, 2013 compared to $145.5 million in the three months ended September 30, 2012. Increased volume increased external sales by $3.4 million, offset by the $3.0 million negative impact of lower LME prices.
Cost of sales
Cost of sales for the three months ended September 30, 2013 was $333.3 million compared to $323.3 million in the three months ended September 30, 2012. The increase in cost of sales was driven by higher natural gas prices and power costs, partially offset by lower raw material input costs.
Total cost of sales in the Primary Aluminum segment increased to $159.1 million for third quarter 2013 from $149.1 million for third quarter 2012. The increase primarily related to higher power costs which became effective at the beginning of 2013 and continued into third quarter 2013.
Total cost of sales in the Alumina segment was $85.6 million for third quarter 2013 compared to $83.1 million for third quarter 2012. The increase in cost of sales was primarily due to higher natural gas prices in third quarter 2013. Additionally, production volumes were higher in third quarter 2013 compared to third quarter 2012. In third quarter 2012, Alumina operations were adversely impacted by Hurricane Isaac.
Total cost of sales in the Bauxite segment was $27.6 million for third quarter 2013 compared to $32.3 million for third quarter 2012. Improved operating efficiency in our shipping operations resulted in lower demurrage costs in third quarter 2013.
Flat-Rolled Products segment cost of sales increased to $135.9 million for third quarter 2013 from $128.6 million for third quarter 2012. The increase related principally to additional LIFO expense recorded during the third quarter 2013 compared to third quarter 2012.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended September 30, 2013 were $23.7 million, compared to $24.3 million in the three months ended September 30, 2012. Selling, general and administrative expenses for the three months ended September 30, 2012 included $3.5 million in labor negotiation contingency costs related to renegotiating our collective bargaining agreement at our New Madrid smelter. In third quarter 2013, compensation expenses increased compared to third quarter 2012, due primarily to differences in the timing and amount of estimated accruals under our incentive compensation program.

Operating income (loss)
Operating loss for the three months ended September 30, 2013 was $17.1 million compared to $10.8 million in the three months ended September 30, 2012. The decrease in operating income primarily related to the sales margin decline of $6.9 million, offset by a $0.6 million decrease in selling, general and administrative expenses.
Sales margin was $6.6 million for the three months ended September 30, 2013 compared to $13.5 million in the three months ended September 30, 2012. This decrease resulted from the unfavorable impacts of lower LME aluminum prices and lower external shipment volumes in the Bauxite segment.
Interest expense, net
Interest expense during third quarter 2013 increased to $12.6 million compared to $8.9 million in third quarter 2012. An increase in the outstanding Term B Loan and an increase in the interest rate on the AcquisitionCo Notes due 2019 compared to the AcquisitionCo Notes due 2015 contributed to the increase in interest expense. Our average outstanding indebtedness increased to $655.2 million in third quarter 2013 from $599.5 million in third quarter 2012.
(Gain) loss on hedging activities, net
Loss on hedging activities was $2.4 million in the three months ended September 30, 2013 compared to a gain on hedging activities of $25.4 million in the three months ended September 30, 2012. During the three months ended September 30, 2012, we reclassified $22.3 million of aluminum and natural gas hedge net gains from AOCI into earnings. There were no remaining derivative gains or losses on hedging activities in AOCI to reclassify into earnings during the three months ended September 30, 2013.
Income (loss) before income taxes
Loss before income taxes was $32.1 million in the three months ended September 30, 2013, compared to income before income taxes of $5.7 million in the three months ended September 30, 2012. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three months ended September 30,
	2013	2012
	$	$
	Increase (decrease) to net income
Special items:
Modification of stock options	—	0.1
Labor negotiation contingency cost (1)	—	(3.5)
Gain (loss) on hedging activities	(2.4)	25.4
Total special items (pre-tax)	(2.4)	22.0

(1)
In third quarter 2012, we incurred $3.5 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter.

Income tax expense (benefit)
Income tax benefit was $13.9 million in the three months ended September 30, 2013, compared to income tax expense of $1.9 million in the three months ended September 30, 2012.
Our effective income tax rate was approximately 43.3% for the three months ended September 30, 2013 and 33.3% for the three months ended September 30, 2012. The effective income tax rate for the three months ended September 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. In regards to state income taxes, our effective income tax rate for the three months ended September 30, 2013 was impacted by enacted changes in state income tax laws which affected apportionment methods and income tax rates in certain states. As a result of these changes, we recorded a $3.7 million discrete income tax benefit for the three months ended September 30, 2013. The effective income tax rate for the three months ended September 30, 2012 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.
Net income (loss)
Net loss was $18.2 million in the three months ended September 30, 2013, compared to net income of $3.8 million in the three months ended September 30, 2012. The decrease in net income resulted from a $6.3 million decrease in operating income, a $27.8 million decrease in gain on hedging activities, and a $3.7 million increase in interest expense, offset by a $15.8 million decrease in income tax expense.

Discussion of quarterly segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the three months ended September 30, 2013 were $30.9 million, compared to $33.6 million for the three months ended September 30, 2012. Volume decreases of $4.1 million were offset by realized pricing increases of $1.6 million. During third quarter 2012, shipments were higher due to shipping inefficiencies during second quarter 2012. Improved operating efficiency in the shipping operations has led to reduced demurrage costs and improved segment profit for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Segment profit in the three months ended September 30, 2013 was $2.3 million compared to $0.3 million in the three months ended September 30, 2012. Improved operating efficiency in the segment's shipping operations, led to a more favorable mix between internal and external shipments, lowered demurrage costs and improved segment performance in third quarter 2013 compared to third quarter 2012.
Alumina
Alumina segment sales, including intersegment sales, for the three months ended September 30, 2013 were $85.2 million compared to $80.6 million for the three months ended September 30, 2012. This increase is primarily related to higher internal and external shipments.
Segment profit in the three months ended September 30, 2013 was $3.9 million compared to $1.8 million in the three months ended September 30, 2012. Compared to third quarter 2012, our Alumina third quarter 2013 segment profit reflected the $3.4 million negative impact on internal and external revenues from lower LME-indexed alumina prices combined with natural gas cost increases. Lower bauxite purchase prices combined with improvement in fixed cost absorption and more reliable operations offset some of the pricing and natural gas cost impact. A change in the basis for the estimated market price of bauxite assumed in the Alumina segment's lower of cost or market adjustment reduced the inventory reserve by $1.3 million, favorably impacting segment profit in the three months ended September 30, 2013. Third quarter 2012 Alumina segment results were also negatively affected by Hurricane Isaac.
Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, increased to $153.0 million in the three months ended September 30, 2013 from $147.2 million in the three months ended September 30, 2012.

•
The average realized MWTP decreased 4.2% in the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The net impact of higher fabrication premiums and lower average realized MWTP decreased Primary Aluminum segment revenue by approximately $5.0 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

•	A 7.3% increase in total primary aluminum shipments increased segment revenue by approximately $10.8 million comparing third quarter 2013 to third quarter 2012.
Segment loss in the three months ended September 30, 2013 was $1.1 million compared to segment profit of $3.1 million in the three months ended September 30, 2012. The decrease in segment profit reflected the impact of lower LME aluminum prices and higher power costs, offset in part by more favorable raw materials prices for alumina.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $145.9 million in the three months ended September 30, 2013 compared to $145.5 million in the three months ended September 30, 2012. Increased volume in third quarter 2013 contributed $3.4 million which was partially offset by lower pricing of $3.0 million.
Segment profit in three months ended September 30, 2013 was $13.6 million compared to $12.0 million in the three months ended September 30, 2012. Compared to the third quarter 2012, segment profit improved due to higher volume and effective management of production costs.
Corporate
Corporate expenses were approximately $0.2 million higher in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due primarily to differences in the timing and amount of estimated accruals under our incentive compensation program.

Discussion of consolidated operating results for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Sales
Sales for the nine months ended September 30, 2013 were $1,030.3 million compared to $1,062.0 million in the nine months ended September 30, 2012, a decrease of 3.0%. Of the decrease in sales, $25.2 million was attributable to lower realized prices. The remaining $6.5 million decrease in sales was mainly attributable to lower alumina external sales volumes in the first quarter 2013 as a result of directing more alumina to our Primary Aluminum segment in order to restock the supply chain. Since the first quarter, inventory levels have returned to sustainable production levels in the supply chain. Strong demand in the Primary and Flat Rolled segments have helped offset Bauxite and Alumina decreased external sales volume.
Sales to external customers from our Primary Aluminum segment decreased 1.1% to $408.6 million for the nine months ended September 30, 2013 from $413.1 million in the nine months ended September 30, 2012, driven primarily by lower LME prices.

•	Our average realized MWTP for the nine months ended September 30, 2013 was $0.97 per pound, compared to $1.01 per pound during the nine months ended September 30, 2012.

•
The 1.1% increase in external shipments from the Primary Aluminum segment increased external sales by $4.7 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Sales to external customers from our Alumina segment in the nine months ended September 30, 2013 were $142.9 million compared to $162.1 million in the nine months ended September 30, 2012. This decrease is primarily attributable to restocking the internal supply chain in the first quarter 2013 as described above.
Sales to external customers from our Bauxite segment in the nine months ended September 30, 2013 were $33.8 million compared to $37.3 million in the nine months ended September 30, 2012. External shipment volumes decreased 14.8% resulting in a $5.5 million unfavorable impact to revenues while pricing was favorable by $2.0 million.
Sales to our external customers in our Flat-Rolled Products segment were $445.0 million during the nine months ended September 30, 2013 compared to $449.5 million in the nine months ended September 30, 2012. Lower pricing during the nine months ended September 30, 2013 decreased revenue by $9.3 million, partially offset by $4.8 million of increased revenue due to higher shipment volumes.
Cost of sales
Cost of sales for the nine months ended September 30, 2013 was $973.1 million compared to $959.4 million in the nine months ended September 30, 2012. The increase in cost of sales is mainly the result of higher natural gas prices and power costs, offset by lower raw material input costs.
Total cost of sales in the Primary Aluminum segment increased to $453.4 million for the nine months ended September 30, 2013 from $436.1 million for the nine months ended September 30, 2012. The increase primarily related to higher power costs during the nine months ended September 30, 2013.
Total cost of sales in the Alumina segment was $259.1 million for the nine months ended September 30, 2013 compared to $250.5 million for the nine months ended September 30, 2012. The increase in cost of sales was primarily due to higher natural gas prices in the nine months ended September 30, 2013.
Total cost of sales in the Bauxite segment was $87.0 million for the nine months ended September 30, 2013 compared to $92.2 million for the nine months ended September 30, 2012. Improved operating efficiency in our shipping operations resulted in lower demurrage costs in the nine months ended September 30, 2013.
Flat-Rolled Products segment cost of sales increased to $414.0 million for the nine months ended September 30, 2013 from $406.3 million for the nine months ended September 30, 2012. The increase related principally to additional LIFO expense recorded during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Selling, general and administrative expenses
Selling, general and administrative expenses in the nine months ended September 30, 2013 were $69.8 million, compared to $64.8 million in the nine months ended September 30, 2012. The majority of the $5.0 million increase is due to $4.5 million gain on sale of idle mill equipment realized in second quarter 2012 and increased compensation and advisory expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Operating income (loss)
Operating loss in the nine months ended September 30, 2013 was $12.6 million compared to operating income of $37.8 million in the nine months ended September 30, 2012. The decrease in operating income related primarily to the sales margin decline of $45.4 million coupled with the $5.0 million increase in selling, general and administrative expenses discussed above.
Sales margin was $57.2 million for the nine months ended September 30, 2013 compared to $102.6 million in the nine months ended September 30, 2012. This decrease resulted from the unfavorable impacts of lower LME aluminum prices and lower external shipment volume in the Bauxite and Alumina segments.
Interest expense, net
Interest expense during nine months ended September 30, 2013 increased to $34.9 million compared to $24.2 million for the nine months ended September 30, 2012. An increase in the outstanding Term B Loan and an increase in the interest rate on the AcquisitionCo Notes due 2019 compared to the AcquisitionCo Notes due 2015 contributed to the increase in interest expense. As part of the 2013 Refinancing, we paid $1.1 million of interest on the AcquisitionCo Notes due 2015 for the period after the AcquisitionCo Notes due 2015 were called for redemption and the related indenture discharged, but prior to the actual redemption thereof. Our average outstanding indebtedness increased to $627.3 million during the nine months ended September 30, 2012 from $565.2 million in the nine months ended September 30, 2012.
Gain on hedging activities, net
We had no gain on hedging activities in the nine months ended September 30, 2013 compared to $62.5 million in the nine months ended September 30, 2012. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in the nine months ended September 30, 2013 were $6.4 million compared to $64.3 million in the nine months ended September 30, 2012. As of September 30, 2013, there were no remaining derivative gains or losses on hedging activities in AOCI.
Debt refinancing expense
In the nine months ended September 30, 2013, we recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing representing the write-off of deferred financing costs and third-party fees related to the AcquisitionCo Notes due 2015. In the nine months ended September 30, 2012, we recorded debt refinancing expense of $8.1 million related to the refinancing of our credit facilities at that time, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to existing senior secured credit facilities.
Income (loss) before income taxes
Loss before income taxes was $50.0 million in the nine months ended September 30, 2013, compared to income before income taxes of $68.0 million in the nine months ended September 30, 2012. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Nine months ended September 30,
	2013	2012
	$	$
	Increase (decrease) to net income
Special items:
Transaction costs (1)	(2.5)	(8.6)
Modification of stock options (2)	—	(1.0)
Gain on sale of idle mill equipment	—	4.5
Gain on hedging activities	—	62.5
Labor negotiation contingency cost (3)	—	(3.5)
Total special items (pre-tax)	(2.5)	53.9

(1)
Includes, for the nine months ended September 30, 2013, debt refinancing expense representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015. Includes, for the nine months ended September 30, 2012, $8.1 million of costs related to the 2012 Refinancing and the tender offer, including creditor and third-party fees as well as the write-off of deferred financing fees. This amount also includes $0.5 million of costs related to the public secondary offering of 10 million shares of our common stock by Apollo.

(2)
During the nine months ended September 30, 2012, holders of stock options, service-vesting restricted stock and restricted stock units were paid cash for the $1.25 per share supplemental dividend. We accelerated $1.2 million of share-based payment compensation expense in connection with this award modification. Share-based payment compensation cost related to the modified awards of $0.4 million would have been recognized ratably throughout second, third and fourth quarter 2012 had the modification not occurred.

(3)
In third quarter 2012, we incurred $3.5 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter.

Income tax expense (benefit)
Income tax benefit was $20.1 million in the nine months ended September 30, 2013, compared to income tax expense of $22.7 million in the nine months ended September 30, 2012.
Our effective income tax rate was approximately 40.2% for the nine months ended September 30, 2013 and 33.4% for the nine months ended September 30, 2012. The effective income tax rate for the nine months ended September 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. In regards to state income taxes, our effective income tax rate for the nine months ended September 30, 2013 was impacted by enacted changes in state income tax laws which affected apportionment methods and income tax rates in certain states. As a result of these changes, we recorded a $3.7 million discrete income tax benefit for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2012 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits.
Net income (loss)
Net loss was $29.9 million in the nine months ended September 30, 2013, compared to net income of $45.3 million in the nine months ended September 30, 2012. The decrease in net income resulted from a $50.4 million decrease in operating income, a $62.5 million decrease in gain on hedging activities, and a $10.7 million increase in interest expense, offset by a $5.6 million decrease in debt refinancing expense and a $42.8 million decrease in income tax expense.
Discussion of year-to-date segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the nine months ended September 30, 2013 were $96.5 million, compared to $99.1 million for the nine months ended September 30, 2012. A 2.5% decrease in Bauxite shipments resulted in a decrease in segment revenue of $2.6 million.
Segment profit in the nine months ended September 30, 2013 was $7.2 million compared to $3.9 million in the nine months ended September 30, 2012. Compared to nine months ended September 30, 2012, segment profit for the nine months ended September 30, 2013 reflected the positive impact of improved operating efficiency in the segment's shipping operations, which led to a more favorable mix between internal and external shipments and to lower demurrage costs.
Alumina
Alumina segment sales, including intersegment sales, for the nine months ended September 30, 2013 were $258.4 million compared to $268.3 million for the nine months ended September 30, 2012. This decrease is primarily related to lower aluminum prices and restocking our internal supply chain.
Segment profit in the nine months ended September 30, 2013 was $10.8 million compared to $29.2 million in the nine months ended September 30, 2012. Compared to the nine months ended September 30, 2012, our Alumina segment profit for the nine months ended September 30, 2013 reflected the $17.2 million negative impact on internal and external revenues, lower LME-indexed alumina prices, coupled with higher 2013 natural gas costs. A change in the basis for the estimated market price of bauxite assumed in the Alumina segment's lower of cost or market adjustment reduced the inventory reserve by $1.3 million, favorably impacting segment profit in the nine months ended September 30, 2013.
Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, decreased to $470.8 million in the nine months ended September 30, 2013 from $471.3 million in the nine months ended September 30, 2012.

•
The average realized MWTP decreased 4.0% in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The net impact of higher fabrication premiums and lower average realized MWTP decreased Primary Aluminum segment revenue by approximately $13.2 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

•
A 2.7% increase in total primary aluminum shipments increased segment revenue by approximately $12.7 million comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012.

Segment profit in the nine months ended September 30, 2013 was $37.0 million compared to $51.9 million in the nine months ended September 30, 2012. The decrease in segment profit reflected the impact of lower LME aluminum prices and higher power costs, offset in part by more favorable raw materials prices for alumina.

Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $445.0 million in the nine months ended September 30, 2013 compared to $449.5 million in the the nine months ended September 30, 2012. Lower LME aluminum prices decreased revenue by $9.3 million, partially offset by the $4.8 million impact of increased shipments.
Segment profit in nine months ended September 30, 2013 was $41.6 million compared to $41.1 million in the nine months ended September 30, 2012. Compared to the nine months ended September 30, 2012, segment profit was relatively stable, as higher 2013 fabrication premiums partially offset the negative impact of metal timing losses and higher natural gas prices.
Corporate
Corporate expenses were approximately $2.0 million higher in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, due primarily to differences in the timing and amount of estimated accruals under our incentive compensation program.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our Revolver.

•	At September 30, 2013, we had $63.9 million of cash and cash equivalents.

•	In the nine months ended September 30, 2013, operating activities provided $40.8 million of cash.

•
At September 30, 2013, the Revolver was undrawn and we had $34.6 million in outstanding letters of credit. Availability under the Revolver is subject to a calculated borrowing base. Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of September 30, 2013, we are effectively required to maintain at least $20.0 million of available borrowing capacity under our Revolver. This restriction will be removed when the ratio meets the required threshold. Our effective borrowing capacity was $120.0 million, calculated as of September 30, 2013.

During the nine months ended September 30, 2013, we completed the 2013 Refinancing, consisting of a private offering of $175.0 million aggregate principal amount of 11.0% AcquisitionCo Notes due 2019 and an additional $110.0 million of incremental Term B Loan borrowings. We used the net proceeds from the offering of the AcquisitionCo Notes due 2019 and the incremental Term B Loan to redeem the remaining $275.3 million aggregate principal amount of our outstanding AcquisitionCo Notes due 2015. The aggregate cash payment for the redemption, including fees, accrued and unpaid interest, was $280.2 million. We also entered into a second incremental Term B Loan of $50.0 million and an incremental asset-based revolving credit facility, consisting of $15.0 million in additional commitments on a "first-in, last-out" basis, under our existing asset-based revolving credit facility.
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
In December 2012, we entered into a financing agreement with a third party which allows us to borrow a maximum of $20.0 million during 2013 to fund capital improvements at our St. Ann bauxite mining operation to increase our shipping capacity. As of September 30, 2013, this line of credit was undrawn. We are required to repay any funds drawn in 2013 in 24 equal monthly installments beginning in January 2014.
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Nine months ended September 30,
	2013	2012
	$	$
Cash provided by (used in) operating activities	40.8	(13.8)
Cash used in investing activities	(54.8)	(55.0)
Cash provided by financing activities	41.8	60.0
Change in cash and cash equivalents	27.8	(8.8)

Operating activities
Operating activities provided $40.8 million of cash in the nine months ended September 30, 2013 compared to $13.8 million used in the nine months ended September 30, 2012. In the nine months ended September 30, 2013, we produced $72.3 million of Adjusted EBITDA, comprised solely of segment profit. Adjusted EBITDA is defined and discussed under the following "Covenant Compliance and Financial Ratios" section. We had no cash payments on natural gas hedges.
As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each of the quarters (in millions):

	Nine months ended September 30,
(in millions)	2013	2012
	$	$
Segment profit	$72.3	$103.8
Gas hedges	—	(29.7)
Prepaid expenses and other	4.7	(27.1)
Interest paid	(24.6)	(19.9)
Taxes paid	(6.1)	(32.5)
Operating working capital	(5.5)	(8.4)
Cash provided by (used in) operating activities	$40.8	$(13.8)
Investing activities
Capital expenditures were $55.7 million in the nine months ended September 30, 2013 and $59.8 million in the nine months ended September 30, 2012.
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $2.2 million and $8.3 million for the nine months ended September 30, 2013 and 2012, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows.
We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations.
On February 20, 2013, we announced plans to extend the harbor dredging project from $11 million to up to $20 million. The additional investment was to expand the scope of the dredging project to include improvements in railing infrastructure used in our bauxite mining operation. We spent $3.1 million on the dredging project during the nine months ended September 30, 2013. We expect to substantially complete the dredging project by the end of 2013.
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
During late 2010, we re-launched a project to expand the aluminum production capacity at our New Madrid smelter at a remaining cost of $38.0 million. The project involves a combination of additional rectifiers and upgraded equipment allowing for increased aluminum production up to 35.0 million pounds ("the Rectifier Project"). The Rectifier Project has the added benefit of greater efficiency and reliability through upgrades and redundancy of equipment. We expect efficiency gains and reliability improvements to be achieved as rectifiers and equipment upgrades are installed, independent of any increase in production level. During second quarter 2013, we reduced our planned 2013 spending on the Rectifier project from $6 million to approximately $1.2 million. The timing of the remaining spending is dependent on overall market conditions, including the LME aluminum price, and the resolution of environmental permitting and sulfur dioxide emissions regulations.
Financing activities
During the nine months ended September 30, 2013, our financing cash flows mainly reflected the 2013 Refinancing.
We recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing. In addition, we declared and paid $8.2 million in regular quarterly dividends.

On October 30, 2013, the Board declared a regular quarterly dividend of $0.01 per share to be paid on December 5, 2013 to shareholders of record as of November 12, 2013. Cash payments related to this dividend will total approximately $0.7 million. Changes in our financial condition and cash needs could result in future dividends being declared in different amounts, or not at all.
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
Certain of the minimum or maximum ratio levels set forth in our covenants as conditions to our undertaking certain actions and our actual performance are summarized below:

		Requirements	Actual as of
			September 30, 2013	December 31, 2012
AcquisitionCo Notes (1)	Fixed Charge Coverage Ratio	Minimum 2.0 to 1.0	1.8 to 1.0	2.8 to 1.0
Revolver (2)	Revolver Fixed Charge Coverage Ratio	Minimum 1.0 to 1.0	--	--
Term B Loan and Revolver (3)	Total Net Senior First Lien Secured Leverage Ratio	Maximum 2.25 to 1.0	4.3 to 1.0	2.9 to 1.0

(1)
For Noranda AcquisitionCo, fixed charges on a pro forma basis (giving effect to debt repayments) for the four quarters ended September 30, 2013 and the year ended December 31, 2012 were $52.3 million and $35.2 million, respectively.

(2)
As defined in the credit agreement governing our Revolver, fixed charges for the four quarters ended September 30, 2013 and the year ended December 31, 2012 were $46.6 million and $33.6 million, respectively. For the four quarters ended September 30, 2013 and the year ended December 31, 2012, our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0.

(3)
As used in calculating this ratio, "senior first-lien secured net debt" means the amount outstanding under the Term B Loan and the Revolver and any debt secured by a first priority lien on assets of Noranda AcquisitionCo and/or any of its subsidiaries, less "unrestricted cash" and "permitted investments" (as defined under our Senior Secured Credit Facilities) up to a cap of $100.0 million. At September 30, 2013 and December 31, 2012, senior first lien secured debt was $479.0 million and $322.6 million, respectively, and unrestricted cash and permitted investments were $63.6 million and $35.8 million, respectively, resulting in senior first lien secured net debt of $415.4 million and $286.8 million, respectively.

Because we did not satisfy certain financial ratio levels relevant to these covenants as of September 30, 2013, we may be limited in our ability to expand borrowings under existing term loan facilities, incur additional secured or unsecured debt, make acquisitions or certain other investments, or engage in mergers and pay dividends. These restrictions do not interfere with the day-to-day-conduct of our business. Based on our debt agreement provisions pertaining to dividends, we do not expect these restrictions to affect our ability to continue paying a quarterly dividend in the foreseeable future, although our Board of Directors retains the ability to change the amount of such dividends, including the right not to declare any such dividends.
Because our Revolver Fixed-Charge Coverage Ratio was less than 1.0 to 1.0 as of September 30, 2013, we must maintain at least $20.0 million of available borrowing capacity under our Revolver. Our debt agreements do not otherwise require us to maintain any financial performance metric or ratio in order to avoid a default.

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

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
	$	$	$	$	$	$
Adjusted EBITDA	11.0	0.5	72.3	74.1	95.1	96.9
Last in, first out and lower of cost or market inventory adjustments (a)	1.1	10.0	(1.1)	14.3	(5.7)	9.7
Gain (loss) on disposal of assets	(1.6)	(1.2)	(2.2)	1.4	1.4	5.0
Non-cash pension, accretion and stock compensation	(5.1)	(4.0)	(14.7)	(13.1)	(19.1)	(17.5)
Relocation and severance	(0.8)	(0.1)	(1.9)	(0.5)	(2.3)	(0.9)
Consulting fees	—	(0.2)	(0.4)	(0.7)	(0.4)	(0.7)
Debt refinancing expense	—	—	(2.5)	(8.1)	(2.5)	(8.1)
Non-cash derivative gains (b)	0.5	37.4	6.6	99.1	34.2	126.7
Other, net	(0.3)	(4.2)	(0.3)	(4.1)	(1.1)	(4.9)
Depreciation and amortization	(24.3)	(23.6)	(70.9)	(70.2)	(99.2)	(98.5)
Interest expense, net	(12.6)	(8.9)	(34.9)	(24.2)	(43.8)	(33.1)
Income tax	13.9	(1.9)	20.1	(22.7)	17.7	(25.1)
Net income (loss)	(18.2)	3.8	(29.9)	45.3	(25.7)	49.5

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
	$	$	$	$	$	$
Variable price aluminum offset swaps and other	2.9	2.6	6.6	7.1	7.2	7.7
Natural gas swaps	—	9.6	—	29.7	8.1	37.8
Total	2.9	12.2	6.6	36.8	15.3	45.5
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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2013	2012	2013	2012	September 30, 2013	December 31, 2012
	$	$	$	$	$	$
Adjusted EBITDA	11.0	0.5	72.3	74.1	95.1	96.9
Stock compensation expense	1.2	0.9	3.4	3.9	4.3	4.8
Changes in other assets	(0.2)	(2.6)	(2.5)	(6.0)	(6.8)	(10.3)
Changes in pension, other post-retirement liabilities and other long-term liabilities	3.6	(2.4)	7.8	(1.3)	13.8	4.7
Changes in current operating assets and liabilities	29.7	25.9	12.1	(22.9)	40.4	5.4
Changes in current income taxes	(0.8)	0.1	(3.0)	(20.6)	(9.9)	(27.5)
Changes in accrued interest	(11.9)	(8.2)	(32.9)	(22.1)	(41.1)	(30.3)
Non-cash pension, accretion and stock compensation	(5.1)	(4.0)	(14.7)	(13.1)	(19.1)	(17.5)
Restructuring, relocation and severance	(0.8)	(0.1)	(1.9)	(0.5)	(2.3)	(0.9)
Consulting and sponsor fees	—	(0.2)	(0.4)	(0.7)	(0.4)	(0.7)
Other, net	(0.6)	(5.4)	0.6	(4.6)	(0.5)	(5.7)
Cash flow provided by (used in) operating activities	26.1	4.5	40.8	(13.8)	73.5	18.9
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo Global Management, LLC ("Apollo") has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC ("CEVA"). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA") and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.
"Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control ("OFAC) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in December 2012, CEVA Freight Italy Srl ("CEVA Italy") provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals ("SDN"). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD ("CEVA Malaysia") provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter."

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on February 28, 2013.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Principal Financial Officers, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2013. Based on such evaluation, our Chief Executive Officer and Principal Financial Officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes to the description of our legal proceedings previously disclosed in our Annual Report on Form 10-K, as filed on February 28, 2013.

Item 1A.    Risk Factors
Other than below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K, as filed on February 28, 2013.
Aluminum prices could decrease due to proposed London Metal Exchange warehousing rules
The London Metal Exchange ("LME") has proposed new requirements to require metal warehouses, under certain conditions, to deliver out more aluminum than they take in. Increasing the aluminum supply in the market may decrease the LME aluminum price and Midwest premium. A prolonged downturn in primary aluminum prices and Midwest premiums could significantly reduce the amount of cash available to us to meet our current obligations and fund our long-term business strategies. Absent corresponding decreases in our raw material costs or productivity gains, our profit margins may suffer, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

NORANDA ALUMINUM HOLDING CORPORATION
November 4, 2013	/S/ LAYLE K. SMITH
Layle K. Smith Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit number	Description
2.1
Stock Purchase Agreement, dated April 10, 2007, by and among Noranda Aluminum Acquisition Corporation, Noranda Finance, Inc. and Xstrata (Schweiz) A.G. (incorporated by reference to Exhibit 2.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

3.1
Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

3.2
Amended and Restated By-Laws, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

4.1
Indenture, dated as of March 8, 2013, by and among Noranda Aluminum Acquisition Corporation, the guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-Q filed on April 29, 2013)

10.1
Incremental Amendment No. 1 to Credit Agreement, dated as of March 8, 2013, by and among Noranda Aluminum Acquisition Corporation, Bank of America, N.A., as Incremental Term Lender, Bank of America, N.A., as Administrative Agent for the Lenders and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on April 29, 2013)

10.2
Incremental Amendment No. 2 to Credit Agreement, dated as of May 29, 2013, by and among Noranda Aluminum Acquisition Corporation, Bank of America, N.A., as Incremental Term Lender and Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on July 30, 2013)

10.3
ABL Incremental Assumption Agreement No. 1, dated as of May 15, 2013, among Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, Bank of America, N.A., as Incremental Revolver Facility Lender and Administrative Agent (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on July 30, 2013)

10.4
Letter Agreement, dated July 23, 2013 between Noranda Aluminum Holding Corporation and Robert B. Mahoney (incorporated by reference to Exhibit 99.1 of the Noranda Aluminum Holding Corporation's Current Report on Form 8-K filed on July 24, 2013)

10.5
Management Incentive Term Sheet, dated October 17, 2013 between Noranda Aluminum Holding Corporation and Dale W. Boyles (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation's Current Report on Form 8-K filed on October 23, 2013)

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Certification of Chief Executive Officer and Principal Financial Officer
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document