Form 10-K
period 2013-12-31
Noranda Aluminum Holding CORP
filed 2014-03-03
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing of the Common Stock on the NYSE on June 30, 2013 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $111,296,801. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant. Indicate the number of shares outstanding of cash of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common Stock, $0.01 par value	68,129,071

Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders
are incorporated by reference into Part III hereof.

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
"2012 Refinancing" means the February 29, 2012 transactions by which we refinanced our Revolver and Term B Loan, as well as the related repayment of the $78 million existing Term B Loan.
"2012 Tender Offer" means the transactions, pursuant to a "Dutch Auction" tender offer, by which the aggregate principal amount of AcquisitionCo Notes outstanding was decreased by $75 million on March 8, 2012.
"2013 Refinancing" means the March 8, 2013 transactions by which Noranda AcquisitionCo completed a private offering of the Senior Unsecured Notes due 2019 and entered into an incremental term loan facility, as well as redeeming the outstanding Senior Floating Rate Notes due 2015
"AcquisitionCo Notes" means our senior floating rate notes due 2015 issued by Noranda AcquisitionCo. ("AcquisitionCo Notes due 2015") and our senior unsecured notes due 2019 ("AcquisitionCo Notes due 2019") The AcquisitionCo Notes due 2015 were redeemed and the AcquisitionCo Notes due 2019 were issued in connection with 2013 refinancing.
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
"GOJ" means the Government of Jamaica.
"Gramercy" means our alumina refinery in Gramercy, Louisiana.
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
"NJBP" means Noranda Jamaica Bauxite Partners, a Jamaican partnership owned 51% by the GOJ and 49% by NBL.
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
"Noranda HoldCo" means Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries.
"Revolver" means that certain five-year $250 million asset-based revolving credit facility pursuant to the Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on February 29, 2012.
"Senior Secured Credit Facilities" means, collectively, the Term B Loan (defined below) and the Revolver.

"St. Ann" means our bauxite mining operation in Jamaica.
"Term B Loan" means that certain seven-year term B loan with an original principal amount of $325 million pursuant to the Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on February 29, 2012.
"Upstream Business" means, collectively, our three reportable segments: Primary Aluminum, Alumina and Bauxite. These segments consist of the New Madrid, Missouri aluminum smelter, the Gramercy, Louisiana alumina refinery and the St. Ann, Jamaica bauxite mining operation.
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
Overview
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary Aluminum, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as "New Madrid," and supporting operations at our bauxite mining operation ("St. Ann") and alumina refinery ("Gramercy"). In 2013, New Madrid produced approximately 586 million pounds (266,000 metric tonnes) of primary aluminum, representing approximately 14% of total 2013 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
We believe our combination of captive alumina and bauxite, a secure electric power contract and strategically located assets give us meaningful operational flexibility in our upstream business. St. Ann provides a secure source of bauxite to Gramercy. Gramercy provides a strategic supply of alumina to New Madrid at costs below recent spot market prices for alumina. Because our captive alumina and bauxite production capacity exceeds our internal requirements, we also sell these raw materials to third parties. The margin from these sales effectively lowers the cost of our alumina consumed internally and therefore lowers our integrated net cash cost to produce primary aluminum ("Net Cash Cost").
In addition, we have a long-term contract with Ameren Missouri, Missouri's largest electric utility ("Ameren") for our electricity supply at New Madrid. This contract provides a secure supply at a rate established by the Missouri Public Service Commission ("MoPSC"). Pursuant to this contract, the rate for power is subject to change as determined by the MoPSC. We believe this contract gives Noranda an advantage over aluminum smelters facing frequent power shortages or disruptions.
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
Primary aluminum is a global commodity, and its price is set on global exchanges such as the LME. As the LME aluminum price is a globally quoted price which does not take into account logistics, warehousing or temporary market supply demand dynamics, our primary aluminum products typically earn a Midwest premium on top of the LME aluminum price, the sum of which is known as the Midwest Transaction Price (or "MWTP"). In addition, we typically sell a majority of our primary aluminum shipments in the form of value-added products, such as billet, rod and foundry, which include a fabrication premium over the MWTP. We also have the flexibility to direct primary aluminum volumes to our downstream rolling mills, on an arms-length basis, to ensure there is sufficient metal available to meet flat-rolled demand, or when demand is weak for our value-added end-products.
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

St. Ann Bauxite Mining Operation

- Mined approximately 4.7 million DMT of bauxite in 2013
- 2.7 million mt of bauxite used for alumina production at the Gramercy refinery in 2013
- Remaining bauxite is sold to third parties
  - Margins from third-party sales reduce the cost of bauxite to Gramercy
- Located in St. Ann, Jamaica

Bauxite

Gramercy Alumina Refinery

- Produced approximately 1.2 million mt of smelter grade alumina (SGA) and chemical grade alumina (CGA) in 2013
- 0.5 million mt of smelter grade alumina used for aluminum production at our New Madrid smelter in 2013
- Remaining smelter grade alumina is sold to third parties; significant portion of contracts priced at 15.3% of LME in 2013
  - Margins from third-party sales reduce the cost of alumina to New Madrid
- Located in Gramercy, Louisiana

Alumina

New Madrid Primary Aluminum Smelter

- Produced approximately 586 million lbs (266,000 metric tonnes) in 2013
- Produces value-added products, which command additional fabrication premiums to MWTP
- Flexibility to sell primary metal to downstream rolling mills
- Located in New Madrid, Missouri

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
We spent $2.7 million on the Rectifier Project during the year ended December 31, 2013 and have spent $13.0 million since re-launching the project in late 2010. We anticipate spending an additional $0.4 million related to the achievement of reliability improvements, to be incurred in 2014. The timing of the remaining spending is dependent on overall market conditions, including the LME aluminum price, and the resolution of environmental permitting and sulfur dioxide emissions regulations.
The smelter is located beside the Mississippi River near New Madrid, Missouri. The smelter is fully integrated with its own raw material unloading facility, environmental control systems and aluminum reduction plant, including carbon anode fabrication. New Madrid has three production lines. This diversity of lines facilitates the maintenance of steady production levels near full capacity and, in rare instances of severe production threats, helps insulate us from complete plant shutdowns.

The plant site also includes a fabrication facility for the production of continuous cast rod, extrusion billet and foundry ingot. This business converts molten aluminum into value-added products. During 2013, approximately 60% of our value-added products were sold at the prior month’s MWTP plus a fabrication premium.
The fabrication facility has the capacity to produce annually approximately 155 million pounds of rod, used mainly for electrical applications and steel de-oxidation; 286 million pounds of extrusion billet, used mainly for building construction and architectural and transportation applications; and 75 million pounds of foundry ingot, used mainly for transportation. During 2013, based on CRU data, New Madrid supplied approximately 31% of the rod and 14% of the extrusion billet produced in North American primary smelter cast houses. Molten aluminum that is not used in these product lines is produced as primary or value-added ingots for use in aerospace applications, for transfer to our downstream business or sale to other aluminum fabricators.
In July 2012, we announced a project to invest $45 million to build a new rod mill at our facility in New Madrid, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod. We expect the new rod mill to increase the facility's redraw rod production capacity to 220 million pounds annually. We have obtained customer commitments for 220 million pounds. We are evaluating the opportunity these customer commitments, combined with our existing customers' requirements, provide to continue operating both of our existing mills, which had a combined annual capacity of 155 million pounds as of December 31, 2013. We anticipate the new rod mill to start production in the second quarter of 2015.
Source: Company data for the year ended December 31, 2013
Raw Materials and Supply. Energy and alumina are the main cost components for primary aluminum production.
Raw Materials
Our upstream business is fully integrated from bauxite to alumina to primary aluminum metal, ensuring security of raw material supply at long-term competitive costs. New Madrid receives substantially all of its alumina requirements from Gramercy. We believe the strategic location of New Madrid provides a freight cost advantage relative to other smelters because of the proximity of Gramercy to St. Ann and New Madrid to Gramercy.
Gramercy Alumina Refinery. At Gramercy, bauxite is chemically refined and converted into alumina, the principal raw material used in the production of primary aluminum. Approximately 46% of alumina produced at Gramercy was sold to New Madrid in 2013, supplying substantially all of New Madrid’s alumina requirements. The remaining alumina production at Gramercy is sold in the form of smelter grade alumina and alumina hydrate, or chemical grade alumina, the margins on which effectively reduce the cost of New Madrid’s alumina supply.
St. Ann Bauxite Mining Operation. Bauxite is the principal raw material used in the production of alumina and all of the bauxite used at our Gramercy refinery is purchased from St. Ann. We transport bauxite from St. Ann to Gramercy by oceangoing vessels. We have a contract which extends through December 2020 with a third party for bauxite ocean vessel freight.
We operate the St. Ann bauxite mining operation through Noranda Bauxite Limited ("NBL"), a Jamaican limited liability company. Our Bauxite mining assets consist of: (1) a concession from the Government of Jamaica, or "GOJ," to mine bauxite in Jamaica through 2030 and (2) a 49% interest in Noranda Jamaica Bauxite Partners, or "NJBP," which holds the physical mining assets and conducts the mining and related operations pursuant to the concession. The GOJ owns the remaining 51% of NJBP.

Under the terms of the GOJ concession, NJBP mines the land covered by the concession and the GOJ retains surface rights and ownership of the land. The GOJ granted the concession and entered into other agreements with NBL for the purpose of ensuring that we have sufficient reserves to meet our annual alumina requirements. The concession ensures access to sufficient reserves to allow NBL to mine 4.5 million DMT of bauxite annually from mining operations in the specified concession area through September 30, 2030. The GOJ is required to provide additional concessions if the specified concession does not contain sufficient quantities of commercially exploitable bauxite. In 2013, the GOJ gave us the option to mine up to 5.1 million DMT of bauxite during 2013 and up to 5.4 million DMT per annum for the period 2014 through 2017.
We contract most of our bauxite mining out to third party contractors, who supply their own mining equipment. Physical mining assets consist primarily of rail facilities, other mobile equipment, dryers and loading and dock facilities. The age and remaining lives of the physical mining assets vary and they may be repaired or replaced from time to time as part of NJBP’s ordinary capital expenditure plan.
Pursuant to an establishment agreement that governs the relationship between NBL and the GOJ, NBL manages the operations of the partnership (NJBP), pays operating costs and is entitled to all of its bauxite production. NBL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite mined, (ii) an annual "asset usage fee" for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, and (v) certain fees for lands owned by the GOJ that are covered by the concession. In calculating income tax on revenues related to sales to our Gramercy refinery, NBL uses a set market price, which is negotiated periodically between NBL and the GOJ. We have an agreement with the GOJ that extends through December 31, 2014. We expect to begin negotiations for a new agreement with the GOJ during second quarter 2014.
The agreement covers the fiscal regime, as well as NBL’s commitment for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2014. As of December 31, 2013, we believe we have met our commitments under this agreement and will not incur any penalty that could be material to our consolidated financial statements.
On February 20, 2013, we announced plans to expand our investment in the port expansion project from $11 million to up to $20 million. We expect the port expansion project to increase shipping capacity at St. Ann. The additional investment expanded the scope of the project to include improvements in railing infrastructure used in our bauxite mining operation. Capital expenditures for the year ended December 31, 2013 include $4.0 million related to the port expansion project. We expect to substantially complete the project during the first half of 2014. We have project specific financing in place for this investment.
Energy
Electrical Power. The smelter is located in an area with abundant sources of electrical power. New Madrid has a long-term power purchase agreement with Ameren, pursuant to which New Madrid has agreed to purchase substantially all of its electricity from Ameren. This contract is for regulated power and cannot be altered without the approval of the MoPSC. Our current rate structure with Ameren consists of two components: a base rate and a fuel adjustment clause ("FAC").
On February 13, 2014, we filed a petition with the MoPSC to change the rate design for Ameren customers in Missouri. Under the proposed ten-year rate structure, New Madrid’s base power rate would be reduced to an initial rate of $30 per megawatt hour. Further, New Madrid would not be subject to fuel adjustment charges, but would share in future base power rate increases granted to Ameren Missouri by the MoPSC, subject to a two percent cap for each general rate case. Compared to New Madrid’s 2013 electricity rates, the rate change would have reduced our Net Cash Cost by over 8 cents per pound. The MoPSC has complete discretion to decide the schedule for consideration of the filing or not to consider it at all. With the support of various consumer groups, we have requested that the MoPSC approve the reduced rate on an expedited basis with an effective date of August 1, 2014.
Natural Gas. During 2013, we consumed 18 million mmbtu of natural gas, approximately 81% of which was used in our Gramercy alumina refinery. Our Gramercy refinery has a contractual relationship with Atmos Energy Marketing, LLC ("Atmos") for the supply of its full natural gas requirement on a delivered basis via the three natural gas pipelines that connect directly into the Gramercy facility. The Atmos contract provides for a secure supply of natural gas at a price based on the Henry Hub Index plus transportation and pipeline costs. In addition, our contract with Atmos provides security in case of a short-term supply emergency (such as a hurricane or other force majeure situation), by granting Gramercy the option, at an established premium, to obligate Atmos to utilize its storage assets to supply Gramercy's full natural gas supply requirements. From time to time, we partially hedge this volatility through the use of forward swaps. Since January 1, 2013, we have not been a party to any forward swaps for natural gas.
Fuel. Fuel oils such as Bunker "C" and diesel are a significant components of the cost structure at our St. Ann bauxite mining operation. Pricing is based on the Platts Oilgram Price Reports, plus an adder for transportation and handling. The facility uses two types of oils: Bunker C or heavy fuel oil is supplied by Clark Oil Trading Company and diesel fuel is supplied by multiple diesel providers in the United States by oceangoing vessel.
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
Customers. During 2013, we sold approximately 36% of the bauxite from St. Ann to Sherwin Alumina Company pursuant to a contract that ran through 2017. In December 2013, we amended the contract with Sherwin Alumina Company to extend through 2018.
In 2013, our ten largest Alumina customers represented 54% of that segment's sales. In 2013, our ten largest Primary Aluminum customers represented 44% of that segment's sales. Our target customers in the Primary Aluminum segment are located in the Midwestern United States. In 2013 approximately 70% of volume was delivered to customers within a one-day truck delivery distance. We have a diverse customer base in our Primary Aluminum segment, with no single customer accounting for more than 10% of our consolidated net sales in each of the last three full fiscal years.
Rolling Mills — Downstream Business
Business Overview. Our downstream business is an integrated manufacturer of aluminum foil and light sheet. Our rolling mills are located in the Southeastern United States, in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Our products include heavy gauge foil products such as finstock and semi-rigid container stock, light gauge converter foils used for packaging applications, consumer foils and light gauge sheet products such as transformer windings and building products. We primarily sell our products to OEMs of air conditioners, transformers, semi-rigid containers and foil packaging, most of whom are located in the Eastern and Central part of the United States. Our plants are well situated to serve these customers and in 2013 approximately 75% of volume was delivered to customers within a one-day truck delivery distance, resulting in freight savings and customer service benefits. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills the flexibility to serve a diverse range of end uses while maintaining a low cost base.
The Huntingdon site has ISO 9001-2000 certification from the International Organization for Standardization with regards to its quality management system. A description of the products produced at our four rolling mill facilities follows:

Plant	Location	Maximum capacity	Products
		(in millions of pounds)
Huntingdon – West	Huntingdon, TN	235	Finstock, container stock, intercompany re-roll and miscellaneous heavy gauge products
Huntingdon – East	Huntingdon, TN	132	Finstock, transformer windings, household foil, and miscellaneous heavy gauge products
Salisbury	Salisbury, NC	95	Finstock, light-gauge, intercompany re-roll and miscellaneous heavy gauge product
Newport	Newport, AR	33	Light gauge products including flexible packaging
Total		495(1)

(1)	Capacity includes intercompany re-roll. Effective annual capacity is 410 million pounds based on production mix at December 31, 2013.

Products. Aluminum foil has several outstanding characteristics that account for a wide range of commercial applications:

•	long life — the aluminum surface has a natural hard, transparent layer of oxide which substantially precludes further oxidation;
•	high electrical and thermal conductivity;
•	non-toxic and non-absorbent;
•	excellent moisture barrier even at thicknesses less than the diameter of a human hair;
•	light weight;
•	highly reflective and attractive in appearance;
•	"dead fold" for packaging applications;
•	the most plentiful metal in the earth's crust;
•	the most recycled packaging material in the world; and
•	attractive cost-to-weight ratio compared to other metals such as copper and tin.
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
We price our products at the MWTP plus a negotiated fabrication premium. The cost of primary metal is passed through to customers; therefore, our profitability is largely insulated from movement in aluminum prices except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. We seek to maximize profitability by optimizing both the mix of rolled products produced and the prime-to-scrap ratio in our metal feed. During 2013, approximately 13% of our primary aluminum production was shipped to our rolling mills, providing security of supply, and allowing us to take advantage of short-term surges in demand.
Raw Materials and Supply. The principal raw materials that we use in rolled products manufacturing include primary aluminum sourced from various smelters and discounted metal units, usually scrap or recycled scrap ingot, as well as alloying elements. The downstream business purchased 377 million pounds of metal, including purchases from New Madrid, during 2013. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities, which is a significant component of our non-metal conversion costs.
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
Our downstream business has a diverse customer base, with no single customer accounting for more than 10% of our consolidated net sales in each of the last three years. In 2013, our ten largest Flat-Rolled Products customers represented 58% of that segment's sales.
Facilities. We operate four plants at three locations in the Southeastern United States and our divisional offices are located at our Corporate headquarters in Franklin, Tennessee.
Huntingdon. Our largest production site is in Huntingdon, Tennessee, with a maximum annual capacity of up to 367 million pounds, depending on production mix. The Huntingdon site is subject to a long-term lease arrangement with the Industrial Development Board of the Town of Huntingdon, pursuant to which we functionally own the facility and can acquire legal title for the nominal sum of $100. The site includes a long established casting and rolling facility, which we refer to as the East plant, and an advanced rolled aluminum production facility, which we refer to as the West plant. The two plants are physically separate, but are operated with shared administration and maintenance personnel, and with some sharing of production capabilities. The West plant provides the benefit of low conversion cost (excluding metal) for foil stock production. According to CRU, the Huntingdon-West facility is one of the most advanced rolled aluminum production facilities in North America, and has the lowest conversion cost (excluding metal) for foil stock production in North and South America.
Salisbury. The Salisbury plant produces intermediate width light gauge product (less than 0.001 inches thickness), typically sold to customers who laminate the foil with paper, plastic or cardboard used in flexible packaging applications such as juice boxes. During 2013, we began to reposition the Salisbury plant to produce predominately heavy gauge foil although some light gauge material will continue to be processed at Salisbury. We have begun to transfer a portion of the light gauge product production to the Newport plant.
Newport. The Newport plant is a rolling and finishing operation and relies on intermediate gauge "reroll" supplied by Salisbury or Huntingdon.
Employees
As of December 31, 2013, we employed approximately 2,350 persons, of which approximately 69% were union members.
We are a party to seven collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions: In the US: the United Steelworkers of America ("USWA"); and the International Association of Machinists and Aerospace Workers ("IAMAW").
At St. Ann, Jamaica: the University and Allied Workers Union ("UAWU"); the Union of Technical, Administrative and Supervisory Personnel ("UTASP"); and the Bustamante Industrial Trade Union ("BITU").

•	An agreement at St. Ann with the UTASP representing supervisory and technical salaried workers expired in December 2013. We are expecting to receive a claim for a new contract in second quarter 2014.

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We received a claim for a new contract in January 2014 and plan to commence negotiations in the first quarter of 2014.

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
Attention: Dale W. Boyles
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
Historically, demand for primary aluminum has been highly correlated to general economic and market conditions in the United States and other major global economies, including China. A sustained decline in either the United States or the global primary aluminum market would have a negative impact on our business, financial condition, results of operations and cash flows.
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
Aluminum prices could decrease due to proposed London Metal Exchange warehousing rules
The London Metal Exchange ("LME") has approved new requirements effective in 2014 to require metal warehouses, under certain conditions, to deliver out more aluminum than they take in. Increasing the aluminum supply in the market may decrease the LME aluminum price and Midwest premium. A prolonged downturn in primary aluminum prices and Midwest premiums could significantly reduce the amount of cash available to us to meet our current obligations and fund our long-term business strategies. Absent corresponding decreases in our raw material costs or productivity gains, our profit margins may suffer, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Our operations consume substantial amounts of energy and our profitability may decline if energy costs rise.
Electricity and natural gas are essential to our businesses, which are energy intensive. The costs of these resources can vary widely and unpredictably. The factors that affect our energy costs tend to be specific to each of our facilities.
Electricity
Electricity is the largest cost component at our New Madrid smelter and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term power supply agreement with Ameren, pursuant to which we have agreed to purchase substantially all the electricity required at New Madrid. The power supply contract provides that the rate for power will be established by the MoPSC based on two components: a base rate and a fuel adjustment charge. The MoPSC determines whether to make changes to the base rate and fuel adjustment charge.
Ameren may increase the rates it charges its customers, including Noranda, subject to the approval of the MoPSC. Once a rate case is commenced by the filing of a rate increase request, the MoPSC has eleven months to issue its ruling on the request. Over the past five years, Ameren has filed four rate cases with the MoPSC. The outcome of any future rate cases Ameren may initiate could materially and adversely affect the competitiveness and long-term viability of our smelter as well as our business, financial condition, results of operations and cash flows.
In addition to base rate adjustments, our electric power costs are subject to a fuel adjustment clause, under which additional charges may be incurred, based on Ameren’s fuel costs and off-system sales volume and prices. The fuel adjustment clause resulted in additional fuel charges recorded in cost of goods sold of $17.9 million, $9.0 million and $14.7 million in 2013, 2012 and 2011, respectively. The impact of the fuel adjustment clause may have a dramatic and unpredictable effect on our future operating results.
On February 13, 2014, we filed a petition with the MoPSC to change the rate design for Ameren customers in Missouri. Under the proposed ten-year rate structure, New Madrid’s base power rate would be reduced to an initial rate of $30 per megawatt hour. Further, New Madrid would not be subject to fuel adjustment charges, but would share in future base power rate increases granted to Ameren Missouri by the MoPSC, subject to a two percent cap for each general rate case. Compared to New Madrid’s 2013 electricity rates, the rate change would have reduced our Net Cash Cost by over 8 cents per pound. The MoPSC has complete discretion to decide the schedule for consideration of the filing or not to consider it at all. With the support of various consumer groups, we have requested that the MoPSC approve the reduced rate on an expedited basis with an effective date of August 1, 2014.
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

Natural gas
Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery has a contract to guarantee secure supply at a price on the Henry Hub Index natural gas price. Our downstream business purchases natural gas on the open market. The price of natural gas can be particularly volatile as supply and demand are affected by unpredictable weather and other factors. During early 2014, inclement weather has driven the Henry Hub Index natural gas price to an average of over $5.00 per million BTU compared to average natural gas prices of $3.73 per million BTU in 2013, $2.75 in 2012 and $4.00 in 2011. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in natural gas costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. We have, from time to time, entered into forward swaps to mitigate the effect of fluctuations in natural gas prices. Since January 1, 2013, we have not been a party to any forward swaps for natural gas.
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
In the production of our products, we require substantial amounts of purchased raw materials, including carbon products and caustic soda. Pricing volatility of purchased raw materials can have a significant impact on our costs. If raw material prices increase, we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of the increases through productivity improvements, in which case our business, financial condition, results of operations or cash flows could be materially and adversely affected.
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
During 2013, we sold approximately 36% of the bauxite from St. Ann to Sherwin Alumina Company pursuant to a contract that ran through 2017. In December 2013, we amended the contract with Sherwin Alumina Company to extend through 2018. Margins from these sales effectively reduce the net cost of bauxite to Gramercy. In the event Sherwin Alumina Company is unable to honor that contract, or chooses not to extend the contract upon expiration, the net cost of our bauxite could increase, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our business is exposed to risks related to customer concentration. In 2013, our ten largest customers were responsible for approximately 37% of our consolidated revenues. In 2013, one customer accounted for approximately 7% of our consolidated revenues. A loss of order volumes from, or a loss of industry share by, any major customer could materially and adversely affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our customers may become involved in bankruptcy or insolvency proceedings or default on their obligations to us.
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
Our operations are capital intensive. Our capital expenditures were $72.7 million, $87.9 million and $64.6 million for 2013, 2012 and 2011, respectively.
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

The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects on human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. To determine our smelter's compliance with NAAQS, we measure emissions using currently acceptable methods.
In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time-lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur material capital and operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
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
Our aluminum smelter is located in New Madrid, Missouri on the banks of the Mississippi River and near the New Madrid fault line, in an area that may be subject to natural disasters such as floods, tornadoes, ice storms and earthquakes. When such a disaster occurs, it can damage the facility in question, or lead to interruptions in our power supply, which may disrupt our production of aluminum. Our bauxite mining operation is located in St. Ann, Jamaica and our alumina refinery is located in Gramercy, Louisiana, areas that may be exposed to hurricanes. In addition, our other facilities may be subject to natural disasters. We maintain insurance to protect us from events that may be caused by floods, earthquakes, tornadoes and hurricanes in amounts that we believe are commercially reasonable. There can be no assurance, however, that such insurance would be available on a timely basis or adequate to completely reimburse us for the losses that might be sustained or to provide funds for the reconstruction of our facilities, and in any event such insurance would not enable us to immediately reconstruct our facilities to avoid a suspension or disruption of our business while reconstruction proceeded to completion or alternative sourcing is located. In addition, any hedging arrangements could require us to deliver aluminum even if we are unable to produce such aluminum, which could cause us to incur unexpected costs in purchasing aluminum on the open market.
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
We are a party to seven collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions:
In the US: the United Steelworkers of America ("USWA"); and the International Association of Machinists and Aerospace Workers ("IAMAW").
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
We have production activities outside the United States via our bauxite mining operation in St. Ann, Jamaica. We are, and will continue to be, subject to financial, political, economic and business risks in connection with our foreign operations. These risks include those associated with political or financial instability, expropriation, renegotiation or nullification of existing agreements, and changes in local government laws, regulations and policies, including those related to taxation, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict and beyond our control, any one or more of them could adversely affect our business, financial condition or operating results. In addition to the business risks inherent in operating outside the United States, economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse governmental action more pronounced.
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
We maintain property, casualty and workers’ compensation insurance, but such insurance does not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance or remediation. In addition, from time to time, various types of insurance for companies in our industries have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain. In addition, the 2009 power outage at our New Madrid smelter could have an impact on our ability in the future to obtain insurance at similar levels and costs, which could materially and adversely affect our business, financial conditions, results of operations and cash flows.
Future changes to healthcare legislation could materially affect our business, financial condition, results of operations and cash flows.
We continue to update our healthcare plans to be in compliance with the Affordable Care Act. Provisions of the Affordable Care Act become effective at various dates over the next several years. Although the Affordable Care Act does not mandate that employers offer health insurance, beginning in 2015, penalties will be assessed on large employers who do not offer health insurance that meets certain affordability or benefit requirements. We do not anticipate a large increase in benefit enrollments due to our existing model of providing benefits to full time employees and our limited number of part time employees. We currently believe that the plan design changes required by the Affordable Care Act will not have a material impact on our costs in 2014, but Affordable Care Act fees including the PCORI and Transitional Reinsurance fees are now effective and implementing the requirements of the Affordable Care Act is likely to impose additional administrative costs. We are not currently able to determine the long term financial impact to our benefit plans, and future revisions and clarifications to the legislation and potential penalties could materially and adversely affect our business, financial condition, results of operation and cash flows.
Apollo effectively controls us and its interests may conflict with or differ from your interests.
As of December 31, 2013, Apollo owned approximately 48.1% of our common stock. As long as Apollo owns more than 10% of our common stock, it will have the right to cause the Board to nominate a number of Apollo designees for the Board. Thus, Apollo has the ability to significantly influence or effectively control our decisions.
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
As of December 31, 2013, our total indebtedness was $659.1 million. Based on the amount of indebtedness outstanding at December 31, 2013 and the interest rates in effect on such date, our estimated cash interest expense is approximately $49.4 million, some of which represents interest expense on floating-rate obligations and is subject to increase in the event interest rates rise.
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
The indenture governing the AcquisitionCo Notes and our senior secured credit facilities contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. The more leveraged we and our subsidiaries become, the more we and our subsidiaries, and in turn our security holders, become exposed to the risks described above under the heading "We have substantial indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt."
Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Certain of our and our subsidiaries’ indebtedness, including borrowings under the Senior Secured Credit Facilities, are subject to variable rates of interest and expose us to interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Certain Indebtedness," in Item 7 of this report. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income would decrease. Although we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, we cannot assure you that we will be able to do so.

Based on the amount of indebtedness outstanding at December 31, 2013 and the interest rates in effect on such date, our estimated cash interest expense is approximately $49.4 million for 2014. A 1% increase in the interest rates would increase our annual interest expense by an estimated $4.8 million.
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
Market Information and Holders
Our common stock began trading on the New York Stock Exchange under the symbol "NOR" following our initial public offering in May 2010. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by the New York Stock Exchange:

	2013		2012
	High	Low	High	Low
	$	$	$	$
First quarter	6.67	4.14	13.02	8.42
Second quarter	4.45	3.23	10.86	7.14
Third quarter	3.42	2.46	7.87	5.85
Fourth quarter	3.29	2.23	6.93	5.56
As of February 15, 2014, we had approximately 4,100 holders of record of our common stock, including shareholders whose shares are held in nominee, or "street" name by brokers. Investment funds associated with Apollo owned approximately 48.1% of our capital stock as of December 31, 2013. During the year ended December 31, 2013, the Company made no common stock repurchases.
Dividends
The payment of any cash dividend on our common stock is considered a restricted payment under our senior secured credit facilities and the indenture governing the AcquisitionCo Notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including satisfying certain financial thresholds and the absence of any event of default. At December 31, 2013 and 2012, we met all required performance ratios contained in our senior secured credit facilities and the indenture governing the AcquisitionCo Notes related to the payment of dividends consistent with our current dividend policy.
The following table summarizes the dividends we paid to shareholders during 2013 and 2012:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
October 24, 2012	0.04	November 28, 2012	2.9
February 20, 2013	0.04	March 27, 2013	2.7
April 24, 2013	0.04	May 29, 2013	2.7
July 24, 2013	0.04	August 28, 2013	2.8
October 30, 2013	0.01	December 5, 2013	0.7
Securities Authorized for Issuance Under Equity Compensation Plans
The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2014 is incorporated herein by reference.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from May 14, 2010 (the date of our IPO) to December 31, 2013 with the cumulative total returns of the Russell 2000 Index and the S&P 600 SmallCap Materials Index over the same period. The comparison assumes $100 was invested on May 14, 2010, in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

COMPARISON OF 43 MONTH CUMULATIVE TOTAL RETURN

Among Noranda Aluminum Holding Corp., the Russell 2000 Index, and S&P 600 SmallCap Materials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
Noranda Aluminum Holding Corp.
Russell 2000
S&P 600 SmallCap Materials Index

	6/10	9/10	12/10	3/11	6/11	9/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13	9/13	12/13
Noranda Aluminum	73.07	93.41	165.91	182.39	172.05	94.89	105.11	142.02	113.88	96.35	88.53	65.61	47.73	36.81	49.39
Russell 2000	87.99	97.92	113.84	122.88	120.91	94.47	109.09	122.65	118.39	124.61	126.92	142.65	147.05	162.07	176.20
S&P 600 SmallCap Materials	83.11	99.40	117.21	128.53	128.85	89.89	103.03	116.48	109.25	121.18	129.24	140.70	138.06	155.23	171.03
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
The consolidated statements of operations and cash flow data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our consolidated financial statements included elsewhere in this report. Other prior period operations data, cash flow data and balance sheet data have been derived from our consolidated financial statements which are not included in this report.

(in millions, except per share data and where noted)	Year ended and as of December 31,
	2013	2012	2011	2010	2009 (1)
Statements of operations data:
Sales	$1,343.5	$1,394.9	$1,559.8	$1,294.9	$769.9
Operating costs and expenses:
Cost of sales	1,271.9	1,277.7	1,344.5	1,112.4	779.5
Selling, general and administrative expenses	97.1	82.6	93.9	115.0	76.0
Goodwill and other intangible asset impairment	—	—	—	—	108.0
Excess insurance proceeds	—	—	—	—	(43.5)
Total operating costs and expenses	1,369.0	1,360.3	1,438.4	1,227.4	920.0
Operating income (loss):	(25.5)	34.6	121.4	67.5	(150.1)
Other (income) expense:
Interest expense, net	47.5	33.1	21.5	31.1	53.5
(Gain) loss on hedging activities, net	2.3	(81.2)	(86.4)	(65.6)	(111.8)
Equity in net loss of investments in affiliates	—	—	—	—	79.7
(Gain) loss on debt repurchase	—	—	—	0.1	(211.2)
Gain on business combination	—	—	—	—	(120.3)
Debt refinancing expense	2.5	8.1	—	—	—
Total other (income) expense	52.3	(40.0)	(64.9)	(34.4)	(310.1)
Income (loss) before income taxes	(77.8)	74.6	186.3	101.9	160.0
Income tax expense (benefit)	(30.2)	25.1	45.4	58.6	58.6
Net income (loss) for the period	$(47.6)	$49.5	$140.9	$43.3	$101.4
Net income (loss) per common share:
Basic	$(0.70)	$0.73	$2.10	$1.30	$2.33
Diluted	$(0.70)	$0.72	$2.06	$1.27	$2.33
Weighted-average common shares outstanding:
Basic	67.94	67.55	67.06	51.56	43.53
Diluted	67.94	69.12	68.35	52.80	43.53
Cash dividends declared per common share	$0.13	$1.41	$1.03	$—	$—
Balance Sheet data
Cash and cash equivalents	$79.4	$36.1	$42.7	$33.8	$167.2
Property, plant and equipment, net	677.2	694.5	699.8	719.9	745.5
Total assets	1,322.1	1,357.7	1,377.5	1,414.7	1,697.6
Long-term debt (including current portion)(2)	659.1	595.7	428.5	419.7	951.7
Common stock subject to redemption	—	2.0	2.0	2.0	2.0
Equity	147.3	152.3	259.6	295.7	92.2
Working capital(3)	203.1	180.4	126.4	171.5	387.9
Cash flow data:
Operating activities	$64.2	$18.9	$140.6	$270.9	$220.5
Investing activities	(71.8)	(82.6)	(62.0)	(61.1)	(24.0)
Financing activities	50.9	57.1	(69.7)	(343.2)	(214.0)
Financial and other data:
EBITDA(4)	$65.7	$206.2	$305.5	$231.7	$306.9
Average realized Midwest Transaction Price (per pound)(5)	0.95	1.01	1.17	1.04	0.81
Net Cash Cost (per pound shipped)(6)	0.83	0.81	0.75	0.70	0.77
Shipments:
Third party shipments:
Bauxite (kMts)(7)	1,983.8	2,306.0	2,499.9	1,738.0	482.9
Alumina (kMts)(7)	625.0	617.0	635.1	683.6	245.0
Primary Aluminum (pounds, in millions)	504.8	496.7	513.0	438.8	291.4
Flat-Rolled Products (pounds, in millions)	372.5	379.4	362.6	346.4	309.3
Intersegment shipments:
Bauxite (kMts)	2,723.6	2,454.0	2,643.6	2,565.5	835.1
Alumina (kMts)	535.8	493.0	487.5	467.4	116.5
Primary Aluminum (pounds, in millions)	84.4	75.6	68.4	121.7	60.2
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

	Year ended December 31,
	2013	2012	2011	2010	2009
	$	$	$	$	$
Net income (loss)	(47.6)	49.5	140.9	66.9	101.4
Income tax expense (benefit)	(30.2)	25.1	45.4	35.0	58.6
Interest expense, net	47.5	33.1	21.5	31.1	53.5
Depreciation and amortization	96.0	98.5	97.7	98.7	93.4
EBITDA	65.7	206.2	305.5	231.7	306.9

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

(6)
Net Cash Cost represents our integrated new cash cost to produce a pound of primary aluminum, including the benefits of the Midwest premium, as well as the profit margin realized from value-added, alumina and bauxite sales to external customers.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
Total primary aluminum cash cost (in millions) (a)	$487.8	$465.2	$436.0	$391.2	$271.6
Total shipments (pounds in millions)	589.2	572.3	581.4	560.5	351.6
Net Cash Cost (per pound shipped)	$0.83	$0.81	$0.75	$0.70	$0.77

(a) Total primary aluminum cash cost is calculated below (in millions):
Total primary aluminum revenue	$622.9	$630.6	$724.1	$621.3	$340.3
Less fabrication premiums and other revenue	(60.9)	(52.6)	(46.6)	(37.1)	(55.8)
Realized Midwest transaction price revenue	562.0	578.0	677.5	584.2	284.5

Primary Aluminum segment profit	51.9	76.7	140.3	112.2	4.9
Alumina segment profit	13.6	35.0	78.4	61.9	(2.3)
Bauxite segment profit	8.2	(0.2)	18.5	23.8	12.3
Profit Eliminations	0.5	1.3	4.3	(4.9)	(2.0)
Total	74.2	112.8	241.5	193.0	12.9
Total primary aluminum cash cost (in millions)	$487.8	$465.2	$436.0	$391.2	$271.6

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
Selected Quarterly Consolidated Financial Data. This section provides the unaudited quarterly financial information for each of our years ended December 31, 2013 and 2012.
Results of Operations. This section provides a discussion of the results of operations on a historical basis for each of our years ended December 31, 2013, 2012 and 2011.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of our years ended December 31, 2013, 2012 and 2011 and availability of funds at December 31, 2013.
Description of Certain Indebtedness. This section provides a general description of our senior secured credit facilities, our AcquisitionCo Notes and governing indenture.
Contractual Obligations and Contingencies. This section provides a discussion of our commitments as of December 31, 2013.

Company Overview
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary Aluminum, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as "New Madrid," and supporting operations at our bauxite mining operation ("St. Ann") and alumina refinery ("Gramercy"). In 2013, New Madrid produced approximately 586 million pounds (266,000 metric tonnes) of primary aluminum, representing approximately 14% of total 2013 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Key factors affecting our results of operations
Prices and markets. Primary aluminum is a global commodity, and its price is set on the London Metal Exchange ("LME"). Our primary aluminum typically earns the Midwest transaction price ("MWTP") which consists of the LME aluminum price plus a Midwest premium. The average LME aluminum price for 2013 was $0.84 per pound. In 2012 and 2011, the average LME aluminum price was $0.92 per pound and $1.09 per pound, respectively. Declining LME aluminum prices have had a significant negative impact on our upstream business and our operating results.
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

Because primary aluminum is a global commodity, we have experienced and expect to continue to be subject to volatile primary aluminum prices. This price volatility is influenced primarily by the global supply-demand balance for those commodities and related processing services, and other related factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). At times, we have partially hedged this volatility through the use of derivative financial instruments. See Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for further discussion of derivative instruments. See "Critical Accounting Policies and Estimates" for further discussion of our accounting for these derivative instruments.
Demand. We are a North American producer with a majority of our primary aluminum sales in the form of value-added products delivered within a one-day delivery radius of New Madrid. Therefore, while global market trends determine the LME aluminum price and impact our margins, domestic supply and demand for our value-added products also directly impact our margins.
Our integrated operations provide us the flexibility to shift a portion of our upstream production to our downstream business, reducing our overall external purchase requirements, and allow us to retain the economic differential between LME aluminum pricing and our production costs.
Production. Our rolling mills have a combined maximum annual production capacity of 410 to 495 million pounds, depending on our product mix. In 2013, 2012 and 2011 our Primary Aluminum segment produced approximately 586 million pounds, 575 million pounds and 583 million pounds, respectively, of primary aluminum.
Production costs. The key cost components at our smelter are power and alumina; however, other integrated input costs, such as wages, carbon products and caustic soda may affect our results as well.
We have a long-term contract with Ameren for our electricity supply at New Madrid. This contract provides a secure supply at a rate established by MoPSC, and cannot be altered without the MoPSC's approval. The contract provides that the rate for power will be established by the MoPSC based on two components: a base rate and a fuel adjustment charge. The MoPSC determines whether to make changes to the base rate and fuel adjustment charge.
On February 13, 2014, we filed a petition with the MoPSC to change the rate design for Ameren customers in Missouri. Under the proposed ten-year rate structure, New Madrid’s base power rate would be reduced to an initial rate of $30 per megawatt hour. Further, New Madrid would not be subject to fuel adjustment charges, but would share in future base power rate increases granted to Ameren Missouri by the MoPSC, subject to a two percent cap for each general rate case. Compared to New Madrid’s 2013 electricity rates, the rate change would have reduced our Net Cash Cost by over 8 cents per pound. The MoPSC has complete discretion to decide the schedule for consideration of the filing or not to consider it at all. With the support of various consumer groups, we have requested that the MoPSC approve the reduced rate on an expedited basis with an effective date of August 1, 2014.
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
Historically, natural gas prices have shown a high level of volatility. Henry Hub Index natural gas prices averaged $3.73 per million BTU in 2013, $2.75 in 2012 and $4.00 in 2011. We have, from time to time, entered into forward swaps to mitigate the effect of fluctuations in natural gas prices. Since January 1, 2013, we have not been a party to any forward swaps for natural gas.
During 2013, in our downstream business, aluminum metal units, which represent a pass-through cost to our customers, accounted for 72% of production costs with value-added conversion costs accounting for the remaining 28%. Conversion costs include labor, energy and operating supplies, including maintenance materials. Energy includes natural gas and electricity, which made up approximately 13% of conversion costs during 2013.
Productivity Program
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
During the three year period 2011-2013, we achieved $195.7 million in savings through our Cost-Out, Reliability and Effectiveness ("CORE") productivity program, surpassing our three-year goal of $140 million.
October 30, 2013, we announced productivity targets totaling $225 million for the three year period from 2014 to 2016. These targets include $150 million of productivity gains to offset the normal effects of inflation and unplanned events, plus an additional $75 million of gains from functional streamlining, improving production processes, and changes in strategic sourcing of input costs.

Since announcing our three year CORE productivity targets, excluding any effects of the rate design petition, we have initiated activities expected to generate over $30 million of recurring run-rate savings over the course of 2014. These actions included fourth quarter 2013 workforce reductions expected to generate approximately $18 to $20 million of annual savings.
Seasonality and the effects of inflation
We are subject to seasonality associated with the demand cycles of many of our end-use customers, which results in lower shipment levels from November to February each year. To match this demand seasonality, working capital is typically a use of cash in the first quarter of each year, and provides cash in the third and fourth quarter of each year. Our power contracts have seasonally adjusted pricing which results in fluctuations in our cost of production; the rates from June to September are approximately 45% higher than the rates from October to May.
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
The Environmental Protection Agency ("EPA") has developed National Ambient Air Quality Standards ("NAAQS") for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects on human health and the environment. Sulfur dioxide ("SO2"), an emission from our New Madrid smelter facility, is one such criteria pollutant. To determine our smelter's compliance with NAAQS, we measure emissions using currently acceptable methods.
In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time-lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur material capital and operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
We accrue for costs associated with environmental investigations and remedial efforts when it becomes probable that we are liable and the associated costs can be reasonably estimated. Our environmental-related liabilities of $20.8 million and $21.5 million at December 31, 2013 and 2012, respectively, comprised the following:

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
Additionally, at December 31, 2013 and 2012, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility.
For the year ended December 31, 2013, we incurred $8.9 million of capital expenditures related to compliance with environmental regulations. We anticipate environmental capital expenditures to range from $7.0 million to $9.0 million in 2014 and from $13.0 million to $18.0 million in each of the years 2015 and 2016. We have incurred, and in the future will continue to incur, operating expenses related to environmental compliance. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.
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
Our analysis includes assumptions about future profitability and cash flows of our segments, which reflect our best estimates based on information that was known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employ will be materially different from the actual amounts or results, and that future impairment charges may be necessary.
The carrying value of our Primary Aluminum segment's goodwill was $137.6 million at December 31, 2013. As of October 1, 2013, the date of our last annual goodwill impairment test, the fair value of the Primary Aluminum segment exceeded its carrying value by approximately 22%. Our 2013 fair value analysis included assumptions about key factors affecting the Primary Aluminum segment's future profitability and cash flows, including the long-term price for primary aluminum. Because LME aluminum prices declined throughout 2013, we determined it necessary to perform interim impairment testing during 2013. We will continue to monitor our Primary Aluminum segment's expected future cash flows for risk of impairment in the future. Factors that could cause a decline in expected future cash flows include a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs, significant increases in cost of production inputs such as electricity, potential negative effects of proposed legislation related to sulfur dioxide ("SO2"), emissions, or a significant increase in cash flow discount rates. Additionally, a sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk.
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
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the year ended December 31, 2013, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Coke	10% increase in price	(1.3)
Alumina	$0.10 increase in LME aluminum per pound	(1.8)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME aluminum per pound	(4.7)
Asset retirement obligations
We record our costs for legal obligations associated with the retirement of a tangible long-lived asset that results from its acquisition, construction, development or normal operation as asset retirement obligations. We recognize liabilities at fair value for our existing legal asset retirement obligations and adjust these liabilities for accretion costs and revision in estimated cash flows. The related asset retirement costs are capitalized as increases to the carrying amount of the associated long-lived assets and depreciation on these capitalized costs is recognized.
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
For derivatives that were designated and qualify as cash flow hedges, the effective portion of changes in fair value was initially recorded in accumulated other comprehensive income ("AOCI") as a separate component of equity and reclassified into earnings in the period during which the hedged transaction was recognized in earnings. The ineffective portion of changes in fair value was reported in (gain) loss on hedging activities immediately. Forecasted sales represent a sensitive estimate in our designation of derivatives as cash flow hedges. Forecasted sales also represent a sensitive estimate in our accounting for derivatives because they impacted the determination of when amounts in AOCI should be reclassified into earnings. As of December 31, 2013 and December 31, 2012, respectively, none of our derivative instruments were designated and qualified as fair value or cash flow hedges. We reclassified all remaining derivative gains and losses on hedging activities from AOCI into earnings during 2013.

Selected Quarterly Consolidated Financial Data
The following table presents our unaudited quarterly financial information as required by Item 302 of Regulation S-K (in millions, except per share data):

	2013 quarter ended				2012 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Sales	338.4	352.0	339.9	313.2	353.5	371.7	336.8	332.9
Gross profit (1)	32.8	17.8	6.6	14.4	49.3	39.8	13.5	14.6
Operating income (loss)	8.2	(3.7)	(17.1)	(12.9)	23.6	25.0	(10.8)	(3.2)
Net income (loss)	0.6	(12.3)	(18.2)	(17.7)	16.2	25.3	3.8	4.2
Net income (loss) per common share:
Basic	0.01	(0.18)	(0.27)	(0.26)	0.24	0.38	0.06	0.06
Diluted	0.01	(0.18)	(0.27)	(0.26)	0.24	0.36	0.05	0.06

(1)
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

The special items outlined below significantly impacted the comparability of our unaudited quarterly financial results (in millions):

	2013 quarter ended				2012 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Pre-tax impact of special items:
(Loss) gain on hedging activities	5.4	(3.0)	(2.4)	(2.3)	14.7	22.4	25.4	18.7
Workforce reduction(1)	—	—	—	(7.2)	—	—	—	—
Asset impairment(2)	—	—	—	(5.5)	—	—	—	—
Debt refinancing expense(3)	(2.5)	—	—	—	(8.6)	—	—	—
Labor negotiation contingency cost(4)	—	—	—	—	—	—	(3.5)	(0.6)
Modification of stock options(5)	—	—	—	—	(1.2)	0.1	0.1	0.2
Gain on sale of idle mill equipment	—	—	—	—	—	4.5	—	—
Total pre-tax impact of special items	2.9	(3.0)	(2.4)	(15.0)	4.9	27.0	22.0	18.3

(1)
We recorded expense of $0.8 million related to an executive separation agreement in fourth quarter 2013 and $6.4 million for severance and other termination benefits in connection with the workforce reduction at our Salisbury, NC flat rolled products facility announced in October 2013 and our Company-wide workforce reduction in December 2013.

(2)
We accelerated depreciation of $2.3 million and recorded impairment expense of $3.2 million in selling, general and administrative expenses to reduce the carrying value of certain fixed assets and other assets in connection with the workforce reduction at our Salisbury, NC flat rolled products facility.

(3)
Includes, for the year ended December 31, 2013, debt refinancing expense representing the write-off of deferred financing costs and third party fees related to the AcquisitionCo Notes due 2015. Includes, for the year ended December 31, 2012, $8.1 million of costs related to the 2012 refinancing and the related tender offer, including creditor and third-party fees as well as the write-off of deferred financing fees. The amount for the year ended December 31, 2012 also includes $0.5 million of costs related to the public secondary offering of 10 million shares of common stock by Apollo.

(4)	In 2012, we expensed $4.1 million of contingency costs related to assembling a back-up labor force during the renegotiation of its collective bargaining agreement at our New Madrid smelter.

(5)
During the year ended December 31, 2012, holders of stock options, service-vesting restricted stock and restricted stock units were paid cash for the $1.25 per share supplemental dividend. We accelerated $1.2 million of share-based payment compensation expense in connection with this award modification. Share-based payment compensation cost related to the modified awards of $0.4 million would have been recognized ratably throughout second, third and fourth quarter 2012 had the modification not occurred.

Results of Operations
We have provided the following discussion to aid the reader in understanding the results of operations. You should read the following discussion of the results of operations and financial condition with the consolidated financial statements and related notes included herein.
The following chart indicates the percentages of sales represented by each of our segments for the periods presented:

	Year ended December 31,
	2013	2012	2011
	%	%	%
Bauxite	10	9	10
Alumina	25	25	26
Primary Aluminum	46	45	46
Flat-Rolled Products	41	42	39
Eliminations	(22)	(21)	(21)
Total	100	100	100

The following chart indicates the percentages of segment profit (loss) represented by each of our segments for the periods presented:

	Year ended December 31,
	2013	2012	2011
	%	%	%
Bauxite	9	—	7
Alumina	15	26	30
Primary Aluminum	56	57	54
Flat-Rolled Products	54	38	18
Corporate	(34)	(22)	(11)
Eliminations	—	1	2
Total	100	100	100

Discussion of results for the year ended December 31, 2013 compared to the year ended December 31, 2012
The following table sets forth certain consolidated financial information for the years ended December 31, 2013 and 2012 (in millions, except per share data and where noted):

	Year ended December 31,
	2013	2012
	$	$
Statements of operations data:
Sales	1,343.5	1,394.9
Operating costs and expenses:
Cost of sales	1,271.9	1,277.7
Selling, general and administrative expenses	97.1	82.6
Total operating costs and expenses	1,369.0	1,360.3
Operating income (loss)	(25.5)	34.6
Other (income) expense:
Interest expense, net	47.5	33.1
(Gain) loss on hedging activities, net	2.3	(81.2)
Debt refinancing expense	2.5	8.1
Total other (income) expense, net	52.3	(40.0)
Income (loss) before income taxes	(77.8)	74.6
Income tax expense (benefit)	(30.2)	25.1
Net income (loss)	(47.6)	49.5
Net income (loss) per common share:
Basic	(0.70)	0.73
Diluted	(0.70)	0.72
Weighted-average common shares outstanding:
Basic	67.94	67.55
Diluted	67.94	69.12
Cash dividends declared per common share	0.13	1.41
External sales by segment:
Bauxite	46.8	50.9
Alumina	196.6	208.0
Primary Aluminum	543.8	555.1
Flat-Rolled Products	556.3	580.9
Total	1,343.5	1,394.9
Segment profit (loss):
Bauxite	8.2	(0.2)
Alumina	13.6	35.0
Primary Aluminum	51.9	76.7
Flat-Rolled Products	50.0	51.4
Corporate	(31.1)	(29.5)
Eliminations	0.5	1.3
Total	93.1	134.7
Financial and other data:
Average realized Midwest transaction price (per pound)	0.95	1.01
Net Cash Cost (per pound shipped)	0.83	0.81
Shipments:
Third party shipments:
Bauxite (kMts)	1,983.8	2,306.0
Alumina (kMts)	625.0	617.0
Primary Aluminum (pounds, in millions)	504.8	496.7
Flat-Rolled Products (pounds, in millions)	372.5	379.4
Intersegment shipments:
Bauxite (kMts)	2,723.6	2,454.0
Alumina (kMts)	535.8	493.0
Primary Aluminum (pounds, in millions)	84.4	75.6

Sales
Sales in the year ended December 31, 2013 were $1,343.5 million compared to $1,394.9 million in the year ended December 31, 2012, a decrease of 3.7%. The $51.4 million decrease in sales, was primarily attributable to $48.5 million of lower realized prices in the Alumina, Primary Aluminum, and Flat-Rolled Products segments, primarily due to lower LME aluminum prices in 2013. LME aluminum prices averaged $0.84 in 2013 compared to $0.92 in 2012. In the Flat-Rolled segment, the effects of planned fourth quarter 2013 mill turnarounds and heavier fourth quarter customer destocking contributed to the remaining year-over-year revenue decline.
Sales to external customers from our Primary Aluminum segment decreased 2.0% to $543.8 million in the year ended December 31, 2013 from $555.1 million in the year ended December 31, 2012, driven primarily by lower LME prices.

•
Our average realized MWTP for 2013 was $0.95 per pound compared to $1.01 per pound in 2012. The 5.9% decrease in average realized MWTP in 2013 compared to 2012 decreased external Primary Aluminum segment sales by approximately $20.4 million.

•
Strong operational performance and stable demand in the Primary Aluminum segment drove improved shipment volumes. The increase in external shipments from the Primary Aluminum segment increased external sales by $8.1 million in 2013 compared to 2012.

Sales to external customers from our Alumina segment for the year ended December 31, 2013 were $196.6 million compared to $208.0 million for the year ended December 31, 2012. This decrease is primarily attributable to restocking the internal supply chain in the first quarter 2013.
Sales to external customers from our Bauxite segment for the year ended December 31, 2013 were $46.8 million compared to $50.9 million for the year ended December 31, 2012. External shipment volumes decreased by 14.0% due to timing of shipments, resulting in a $7.1 million unfavorable impact to revenues while pricing was favorable by $3.0 million.
Sales to external customers from our Flat-Rolled Products segment were $556.3 million in the year ended December 31, 2013 compared to $580.9 million in the year ended December 31, 2012. The $24.6 million decrease was due to a lower realized pricing impact of $14.0 million and a decrease in shipment volumes which decreased revenue by $10.6 million.
Cost of sales
Cost of sales for the year ended December 31, 2013 was $1,271.9 million compared to $1,277.7 million in the year ended December 31, 2012 due to higher natural gas prices and power costs, offset by lower raw material input costs.
Total cost of sales in the Primary Aluminum segment increased to $596.6 million in the year ended December 31, 2013 from $585.7 million in the year ended December 31, 2012. The increase primarily related to higher power costs during the year ended December 31, 2013 due to a rate increase that went into effect in January 2013.
Total cost of sales in the Alumina segment was $343.7 million during the year ended December 31, 2013 compared to $329.6 million during the year ended December 31, 2012. The increase in cost of sales was primarily due to higher natural gas prices during the year ended December 31, 2013.
Total cost of sales in the Bauxite segment was $117.1 million during the year ended December 31, 2013 compared to $124.3 million during the year ended December 31, 2012. Improved operating efficiency in our shipping operations resulted in lower demurrage costs in the year ended December 31, 2013.
Flat-Rolled Products segment cost of sales decreased to $520.4 million in the year ended December 31, 2013 from $534.7 million in the year ended December 31, 2012. The decrease related principally to lower shipment volumes and lower pass through cost of metal due to lower LME aluminum prices.
Selling, general and administrative expenses
Selling, general and administrative expenses in the year ended December 31, 2013 were $97.1 million compared to $82.6 million in the year ended December 31, 2012. This $14.5 million increase was primarily due to the impact of the following non-recurring items: (i) a $4.5 million gain realized upon the sale of idle mill equipment in 2012 which lowered selling general and expenses in 2012, (ii) $5.9 million of 2013 impairment charges related to construction in progress, equipment and other long term assets in our Flat-Rolled Products segment and (iii) one-time termination benefits of $5.6 million related to the fourth quarter 2013 workforce reduction.
Operating income
Operating loss in the year ended December 31, 2013 was $25.5 million compared to operating income of $34.6 million in the year ended December 31, 2012. The decrease in operating income relates to a sales margin decline of $45.6 million coupled with the $14.5 million increase in selling, general and administrative expenses discussed above.
Sales margin was $71.6 million for the year ended December 31, 2013 compared to $117.2 million in the year ended December 31, 2012. This decrease resulted from the unfavorable impacts of lower LME aluminum prices and lower external shipment volumes.

Interest expense, net
Interest expense during year ended December 31, 2013 increased to $47.5 million compared to $33.1 million for the year ended December 31, 2012. An increase in the outstanding Term B Loan and an increase in the interest rate on the AcquisitionCo Notes due 2019 compared to the AcquisitionCo Notes due 2015 contributed to the increase in interest expense. As part of the 2013 Refinancing, we paid $1.1 million of interest on the AcquisitionCo Notes due 2015 for the period after the AcquisitionCo Notes due 2015 were called for redemption and the related indenture discharged, but prior to the actual redemption thereof. Our average outstanding indebtedness increased to $634.5 million during the year ended December 31, 2013 from $573.6 million in the year ended December 31, 2012.
(Gain) loss on hedging activities, net
Loss on hedging activities was $2.3 million in the year ended December 31, 2013 compared to a gain on hedging activities of $81.2 million in the year ended December 31, 2012. Reclassifications of aluminum and natural gas hedge gains and losses from AOCI into earnings in 2013 were $6.4 million compared to $84.2 million in 2012. As of December 31, 2013 there were no remaining derivative gains or losses on hedging activities in AOCI.
Debt refinancing expense
In the year ended December 31, 2013, we recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing representing the write-off of deferred financing costs and third-party fees related to the AcquisitionCo Notes due 2015. In the year ended December 31, 2012, we recorded debt refinancing expense of $8.1 million related to the refinancing of our credit facilities at that time, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to the existing senior secured credit facilities.
Income (loss) before income taxes
Loss before income taxes was $77.8 million in the year ended December 31, 2013 compared to income before income taxes of $74.6 million in the year ended December 31, 2012. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Year ended December 31,
	2013	2012
	$	$
Pre-tax impact of special items:
(Loss) gain on hedging activities	(2.3)	81.2
Workforce reduction (1)	(7.2)	—
Asset impairment (2)	(5.5)	—
Debt refinancing expense (3)	(2.5)	(8.6)
Labor negotiation contingency cost (4)	—	(4.1)
Modification of stock options (5)	—	(0.8)
Gain on sale of idle mill mill equipment	—	4.5
Total pre-tax impact of special items	(17.5)	72.2

(1)
We recorded expense of $0.8 million related to an executive separation agreement in fourth quarter 2013 and $6.4 million for severance and other termination benefits in connection with the workforce reduction at our Salisbury, NC flat rolled products facility announced in October 2013 and our Company-wide workforce reduction in December 2013.

(2)
We accelerated depreciation of $2.3 million and recorded impairment expense of $3.2 million in selling, general and administrative expenses to reduce the carrying value of certain fixed assets and other assets in connection with the workforce reduction at our Salisbury, NC flat rolled products facility.

(3)
Includes, for year ended December 31, 2013, debt refinancing expense representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015. Includes, for the year ended December 31, 2012, $8.1 million of costs related to the 2012 refinancing and the related tender offer, including creditor and third-party fees as well as the write-off of deferred financing fees.

(4)	In 2012, we expensed $4.1 million of contingency costs related to assembling a back-up labor force during the renegotiation of its collective bargaining agreement at our New Madrid smelter.

(5)
During the year ended December 31, 2012, holders of stock options, service-vesting restricted stock and restricted stock units were paid cash for the $1.25 per share supplemental dividend. We accelerated $1.2 million of share-based payment compensation expense in connection with this award modification. Share-based payment compensation cost related to the modified awards of $0.4 million would have been recognized ratably throughout second, third and fourth quarter 2012 had the modification not occurred.

Income tax expense (benefit)
Income tax benefit was $30.2 million in the year ended December 31, 2013 compared to income tax expense of $25.1 million in the year ended December 31, 2012.
The effective tax rate was 38.8% for 2013 and 33.6% for 2012. The effective tax rate for each period was primarily impacted by the Internal Revenue Code Section 199 manufacturing deduction, state income taxes and accrued interest related to unrecognized tax benefits. In regards to state income taxes, our effective income tax rate for the year ended December 31, 2013 was impacted by enacted changes in state income tax laws which affected apportionment methods and income tax rates in certain states. As a result of these changes, we recorded a $3.2 million income tax benefit for the year ended December 31, 2013.
Net income (loss)
Net loss was $47.6 million in the year ended December 31, 2013, compared to net income of $49.5 million in the year ended December 31, 2012. The decrease in net income resulted from a $60.1 million decrease in operating income, a $83.5 million decrease in gain on hedging activities and a $14.4 million increase in interest expense, net, offset by a $55.3 million decrease in income tax expense.
Discussion of segment results for the year ended December 31, 2013 compared to year ended December 31, 2012
Bauxite
Segment profit in the year ended December 31, 2013 was $8.2 million compared to a loss of $0.2 million in the year ended December 31, 2012. Segment profit for the year ended December 31, 2013 reflected the positive impact of improved operating efficiency in the segment's shipping operations, which led to a more favorable mix between internal and external shipments and to lower demurrage costs. These favorable effects were partially offset by lower internal selling prices and higher diesel fuel prices.
Alumina
Segment profit in 2013 was $13.6 million compared to $35.0 million in 2012. The 2013 segment profit reflects the negative impact on internal and external revenues, lower LME-indexed alumina prices, coupled with higher 2013 natural gas costs. A change in the basis for the estimated market price of bauxite assumed in the alumina segment's lower of cost or market adjustment reduced the inventory reserve, favorable impacting segment profit in the year ended December 31, 2013.
Primary Aluminum
Segment profit in the year ended December 31, 2013 was $51.9 million compared to $76.7 million in the year ended December 31, 2012. The decrease in segment profit reflected the impact from lower LME aluminum prices and higher power costs, offset in part by more favorable raw materials prices for alumina.
Flat-Rolled Products
Segment profit in 2013 was $50.0 million compared to $51.4 million in 2012. Compared to the year ended December 31, 2012, segment profit was relatively stable, as higher 2013 fabrication premiums partially offset the negative impact of metal timing losses and higher natural gas prices.
Corporate
Corporate costs in the year ended December 31, 2013 were $31.1 million, substantially consistent with the $29.5 million in the year ended December 31, 2012.

Discussion of results for the year ended December 31, 2012 compared to the year ended December 31, 2011
The following table sets forth certain consolidated financial information for the years ended December 31, 2012 and 2011 (in millions, except per share data and where noted):

	Year ended December 31,
	2012	2011
	$	$
Statements of operations data:
Sales	1,394.9	1,559.8
Operating costs and expenses:
Cost of sales	1,277.7	1,344.5
Selling, general and administrative expenses and other	82.6	93.9
Total operating costs and expenses	1,360.3	1,438.4
Operating income	34.6	121.4
Other expenses (income):
Interest expense, net	33.1	21.5
Gain on hedging activities, net	(81.2)	(86.4)
Loss on debt repurchase	8.1	—
Total other income	(40.0)	(64.9)
Income before income taxes	74.6	186.3
Income tax expense	25.1	45.4
Net income	49.5	140.9
Net income per common share:
Basic	0.73	2.10
Diluted	0.72	2.06
Weighted-average common shares outstanding
Basic	67.55	67.06
Diluted	69.12	68.35
Cash dividends declared per common share	1.41	1.03
External sales by segment:
Bauxite	50.9	68.0
Alumina	208.0	234.9
Primary Aluminum	555.1	645.7
Flat-Rolled Products	580.9	611.2
Total	1,394.9	1,559.8
Segment profit (loss):
Bauxite	(0.2)	18.5
Alumina	35.0	78.4
Primary Aluminum Products	76.7	140.3
Flat-Rolled Products	51.4	48.3
Corporate	(29.5)	(27.9)
Eliminations	1.3	4.3
Total	134.7	261.9
Financial and other data:
Average realized Midwest transaction price (per pound)	1.01	1.17
Net Cash Cost (per pound shipped)	0.81	0.75
Shipments:
Third party shipments:
Bauxite (kMts)	2,306.0	2,499.9
Alumina (kMts)	617.0	635.1
Primary Aluminum (pounds, in millions)	496.7	513.0
Flat-Rolled Products (pounds, in millions)	379.4	362.6
Intersegment shipments:
Bauxite (kMts)	2,454.0	2,643.6
Alumina (kMts)	493.0	487.5
Primary Aluminum (pounds, in millions)	75.6	68.4

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

•
Our average realized MWTP for 2012 was $1.01 per pound compared to $1.17 per pound in 2011. The 13.7% decrease in average realized MWTP in 2012 compared to 2011 decreased external Primary Aluminum segment sales by approximately$70.1 million.

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
Income before income taxes
Income before income taxes was $74.6 million in the year ended December 31, 2012 compared to $186.3 million in the year ended December 31, 2011. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Year ended December 31,
	2012	2011
	$	$
Pre-tax impact of special items
Debt refinancing expense (1)	(8.6)	—
Modification of stock options (2)	(0.8)	—
Release of indemnification receivables related to uncertain tax positions(3)	—	(4.5)
Early retirement benefits(4)	—	(0.7)
Gain on sale of idle mill equipment	4.5	—
Gain on hedging activities	81.2	86.4
Labor negotiation contingency cost (5)	(4.1)	—
Total pre-tax impact of special items	72.2	81.2

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

(3)
In 2011, we expensed an indemnification receivable from Xstrata through selling, general and administrative expenses because statutes to examine certain income tax returns expired. Net income was not impacted by the release of this indemnification receivable as a corresponding tax benefit was recorded.

(4)	Early retirement benefits were paid to terminated employees in fourth quarter 2011.

(5)	In 2012, we expensed $4.1 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter.

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
Twelve months ended December 31, 2012 compared to the year ended December 31, 2011 discussion of segment results
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

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our Revolver and project specific financing arrangements.

•	In 2013, we generated $64.2 million of cash flow from operating activities.

•	At December 31, 2013, we had $79.4 million of cash and cash equivalents.

•
There were no borrowings outstanding as of December 31, 2013 under the our asset-based revolving credit facility, and available borrowing capacity under the facility was $117.0 million, calculated as of December 31, 2013.

•
During fourth quarter 2013 we borrowed $11.0 million from a third party, pursuant to a previously undrawn project specific financing agreement which we entered during December 2012. The project specific financing provides available borrowings up to $20.0 million to be used for port expansion and railing capital improvements designed to increase shipping capacity at the St. Ann bauxite mining operation.

•
In the year ended December 31, 2013, we made cash dividend payments to shareholders totaling $8.8 million. In the context of the current aluminum price environment, we decided to reduce our quarterly dividend from $0.04 per share to $0.01 per share during fourth quarter 2013 in support of our strategic objectives to preserve and improve our liquidity.

During the year ended December 31, 2013, we completed the 2013 Refinancing, consisting of a private offering of $175.0 million aggregate principal amount of 11.0% AcquisitionCo Notes due 2019 and an additional $110.0 million of incremental Term B Loan borrowings. We used the net proceeds from the offering of the AcquisitionCo Notes due 2019 and the incremental Term B Loan to redeem the remaining $275.3 million aggregate principal amount of our outstanding AcquisitionCo Notes due 2015. The aggregate cash payment for the redemption, including fees, accrued and unpaid interest, was $280.2 million. We also entered into a second incremental Term B Loan of $50.0 million and an incremental asset-based revolving credit facility, consisting of $15.0 million in additional commitments on a "first-in, last-out" basis, under our existing asset-based revolving credit facility.
As of December 31, 2013, our total indebtedness was $659.1 million. Based on the amount of indebtedness outstanding and interest rates at December 31, 2013, our annualized cash interest expense is approximately $49.4 million for 2014. This amount includes interest expense on floating-rate obligations and is subject to increase in the event interest rates rise.
On February 19, 2014, the Board declared a regular quarterly dividend of $0.01 per share to be paid on March 26, 2014 to shareholders of record as of March 3, 2014. Cash payments related to the dividend will total approximately $0.7 million.
Over the course of the commodity cycle, we expect our total capital expenditures to average $80 to $100 million per year, including $65 to $75 million for sustaining capital. For 2014, we expect to spend approximately $50-60 million for sustaining capital and $30-40 million annually for growth capital, because of the rod mill and port expansion projects. The majority of our capital spending has been at New Madrid and we expect that trend to continue.
At December 31, 2013, we had $73.5 million of deferred tax liabilities related to taxable cancellation of debt income generated prior to 2011. Those gains will be included in our taxable income from 2014 through 2018 and will therefore increase our cash tax payments by approximately $14.7 million annually during that period. Our 2013 cash tax payments included no similar items.
In addition to financing the working capital needs of our business, our primary continuing liquidity requirements are to (i) fund capital expenditures (ii) meet debt service obligations and (iii) pay dividends. Based on our current level of operations,we believe the combination of cash flow from operations and available cash and borrowings will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on, or to refinance our indebtedness, to pay dividends or to fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Discussion of certain historical cash flow information for the years ended December 31, 2013 and 2012
The following table sets forth consolidated cash flow information for the periods indicated (in millions):

	Year ended December 31,
	2013	2012
	$	$
Cash provided by operating activities	64.2	18.9
Cash used in investing activities	(71.8)	(82.6)
Cash provided by financing activities	50.9	57.1
Change in cash and cash equivalents	43.3	(6.6)
Operating activities
Operating activities generated $64.2 million of cash in the year ended December 31, 2013 compared to $18.9 million in the year ended December 31, 2012.
In 2013, we produced $93.1 million of Adjusted EBITDA, comprised solely of segment profit (Adjusted EBITDA is defined and discussed under the following "Adjusted EBITDA" section). During 2013, we paid interest of $46.1 million, and made income tax payments of $3.7 million, offset by other net cash provided of $0.8 million. Operating working capital provided $20.1 million of cash in 2013.
Investing activities
Capital expenditures were $72.7 million in the year ended December 31, 2013 and $87.9 million in the year ended December 31, 2012. Property, plant and equipment accrued as a liability and not yet paid were $5.0 million for the year ended December 31, 2013 and $3.7 million for the year ended December 31, 2012 and are not reflected as capital expenditures in the accompanying consolidated statements of cash flows.
On February 20, 2013, we announced plans to expand our investment in the port expansion project from $11 million to up to $20 million. We expect the port expansion project to increase shipping capacity at St. Ann. The additional investment expanded the scope of the project to include improvements in railing infrastructure used in our bauxite mining operation. Capital expenditures for the year ended December 31, 2013 include $4.0 million related to the port expansion project. We expect to substantially complete the project during the first half of 2014. We have project specific financing in place for this investment.
In July 2012, we announced a project to invest $45 million to build a new rod mill at our facility in New Madrid, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod. We expect the new rod mill to increase the facility's redraw rod production capacity to 220 million pounds annually. We have obtained customer commitments for 220 million pounds. We are evaluating the opportunity these customer commitments, combined with our existing customers' requirements, provide to continue operating both of our existing mills, which had a combined annual capacity of 155 million pounds as of December 31, 2013. We anticipate the new rod mill to start production in the second quarter of 2015.
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
We spent $2.7 million on the Rectifier Project during the year ended December 31, 2013 and have spent $13.0 million since re-launching the project in late 2010. We anticipate spending an additional $0.4 million related to the achievement of reliability improvements, to be incurred in 2014. The timing of the remaining spending is dependent on overall market conditions, including the LME aluminum price, and the resolution of environmental permitting and sulfur dioxide emissions regulations.
Financing activities
The following table summarizes the cash dividends paid during 2013 and 2012. The dividends paid on March 19, 2012 of $1.25 per share represent supplemental cash dividends declared by the Board.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
October 24, 2012	0.04	November 28, 2012	2.9
February 20, 2013	0.04	March 27, 2013	2.7
April 24, 2013	0.04	May 29, 2013	2.7
July 24, 2013	0.04	August 28, 2013	2.8
October 30, 2013	0.01	December 5, 2013	0.7
Discussion of certain historical cash flow information for the years ended December 31, 2012 and 2011
The following table sets forth consolidated cash flow information for the periods indicated (in millions):

	Year ended December 31,
	2012	2011
	$	$
Cash provided by operating activities	18.9	140.6
Cash used in investing activities	(82.6)	(62.0)
Cash provided by (used in) financing activities	57.1	(69.7)
Change in cash and cash equivalents	(6.6)	8.9
Operating activities
Operating activities generated $18.9 million of cash in the year ended December 31, 2012 compared to $140.6 million in the year ended December 31, 2011.
In 2012, we produced $96.9 million of Adjusted EBITDA, comprising $134.7 million of total segment profit less $37.8 million of cash payments on natural gas hedges. (Adjusted EBITDA is defined and discussed under the following "Adjusted EBITDA" section.) During 2012, we paid interest of $31.6 million, made pension funding and other payments of $30.6 million and paid income taxes of $32.3 million. Operating working capital provided $16.5 million of cash in 2012.

Investing activities
Capital expenditures were $87.9 million in the year ended December 31, 2012 and $64.6 million in the year ended December 31, 2011. Property, plant and equipment accrued in accounts payable and not yet paid were $3.7 million for the year ended December 31, 2012 compared to $8.7 million in the year ended December 31, 2011, and were not reflected as capital expenditures in the accompanying consolidated statements of cash flows.

Description of Certain Indebtedness
We summarize below the principal terms of the agreements that govern the senior secured credit facilities and the senior unsecured notes. This summary is not a complete description of all of the terms of the relevant agreements. Copies of the senior secured credit facilities and the indenture governing the AcquisitionCo Notes have been filed with the SEC.
Noranda AcquisitionCo has the following senior secured credit facilities and senior unsecured notes outstanding as of December 31, 2013:

•
a term B loan that matures February 2019 with an aggregate original principal amount of $485.0 million, consisting of an initial borrowing of $325.0 million (the "Term B Loan") and incremental borrowings totaling $160.0 million

•
a $250.0 million asset based revolving credit facility that matures in February 2017, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice (the "Revolver");

•
an incremental asset-based revolving credit facility, consisting of $15.0 million in additional borrowing capacity on a "first-in, last-out" basis, under our existing asset-based revolving credit facility (the "incremental ABL"); and

•	$175.0 million principal balance of senior unsecured 11% notes due June 2019 (the "AcquisitionCo Notes").
Senior Secured Credit Facilities
Term B Loan
The Term B Loan consists of an initial borrowing of $325.0 million. The credit agreement governing the Term B Loan also permits Noranda AcquisitionCo to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $100.0 million and (2) an amount such that, after giving effect to such incremental borrowing, Noranda AcquisitionCo will have a total net senior secured leverage ratio of not greater than 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such borrowings.
On March 8, 2013, we entered into an incremental term loan facility in the amount of $110.0 million under our existing term loan credit agreement (the "$110.0 million incremental Term B Loan"). The $110.0 million incremental Term B Loan agreement permitted us to incur further incremental borrowings under the existing Term B Loan in an aggregate principal amount not to exceed the greater of (1) $50.0 million and (2) an amount such that, after giving effect to such incremental borrowing, we would be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. On May 29, 2013, we borrowed an additional $50.0 million, which we refer to as the "$50.0 million incremental Term B Loan." Borrowings under the $50.0 million incremental Term B Loan were used for general corporate purposes. The $110.0 million incremental Term B Loan and the $50.0 million incremental Term B Loan are due and payable on February 28, 2019 and have the same terms as borrowings under the existing Term B Loan.
Obligations of Noranda AcquisitionCo under the Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently NHB Capital LLC ("NHB"), in which we have a 100% ownership interest, is our only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are second priority (subordinate to the liens in favor of the Revolver) with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.
All outstanding principal and interest under the Term B Loan will be due and payable on February 28, 2019. The Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable in quarterly installments, with the balance due on the maturity date.
Noranda AcquisitionCo may prepay amounts outstanding under the Term B Loan at any time. If such prepayment were made on or prior to the first anniversary of the date of the Term B Loan initial borrowing as a result of certain refinancing or repricing transactions, Noranda AcquisitionCo would have been required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. No such fees were incurred in 2013 or 2012. Subject to certain exceptions, the Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of annual excess cash flow, which percentage is based upon Noranda AcquisitionCo's total net senior secured leverage ratio. During both 2013 and 2012, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement, nor, given our 2013 financial results, will any mandatory prepayments be due pursuant to the cash flow sweep provisions of the credit agreement during 2014.
Borrowings under the Term B Loan bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner (provided such base rate shall not be less than 2.25%) or (b) an adjusted eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate shall not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The Term B Loan contains certain customary affirmative and negative covenants, restrictions and events of default.
As of December 31, 2013, we had $475.0 million outstanding under the Term B Loan, including the incremental borrowings, net of $2.8 million of unamortized discount.
Revolver
Subject to certain exceptions, maximum availability under the Revolver is equal to the lesser of (1) $250.0 million and (2) a borrowing base equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (a) 80% of the lesser of the original cost or market value of eligible inventory and (b) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves. The borrowers may request the issuance of letters of credit up to an aggregate face amount of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the Revolver. The Revolver also permits Noranda AcquisitionCo to incur incremental commitments thereunder in an aggregate principal amount of up to $100.0 million. Incremental commitments are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such commitments.
Obligations of the borrowers under the Revolver are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently, NHB is the only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are first priority with respect to accounts receivable, inventory and certain related assets and second priority (subordinate to the liens in favor of the Term B Loan) with respect to all other pledged assets.
All outstanding principal and interest under the Revolver will be due and payable on February 28, 2017. Noranda AcquisitionCo may prepay amounts, and/or terminate commitments, outstanding under the Revolver at any time without penalty or premium.
Borrowings under the Revolver bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin is determined based on Noranda AcquisitionCo's average quarterly excess availability under the Revolver. The applicable margin ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.5% to 2.00% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (a) the applicable margin with respect to eurodollar borrowings and (b) the average amount available to be drawn under outstanding letters of credit during such quarter.
The Revolver contains certain customary affirmative and negative covenants, restrictions and events of default. . If our Revolver Fixed-Charge Coverage Ratio is less than 1.0 to 1.0 , we must maintain at least $20.0 million of available borrowing capacity under our Revolver. As of December 31, 2013, our Revolver Fixed-Charge Coverage Ratio was greater than 1.0 to 1.0.
The Revolver had no outstanding balance at December 31, 2013 or December 31, 2012. Outstanding letters of credit on the Revolver were $34.6 million and $31.1 million, respectively, at December 31, 2013 and December 31, 2012. Our effective borrowing capacity calculated as of December 31, 2013 was $117.0 million.
On May 15, 2013, we entered into an incremental asset-based revolving credit facility, consisting of $15.0 million in additional commitments on a "first-in, last-out" basis, under our existing asset-based revolving credit facility. We refer to this incremental asset-based loan as the "incremental ABL." Loans under the incremental ABL will be used for general corporate purposes, will bear interest at a rate equal to the rate applicable to loans under our existing asset-based revolving credit facility plus 1.5% per annum, will mature in February 2017 and, except as set forth herein, will be subject to the same terms and conditions as loans under the existing asset-based loan credit agreement. The incremental ABL had no outstanding balance as of December 31, 2013.
Senior Notes
AcquisitionCo Notes due 2019
On March 8, 2013, we completed a private offering of $175.0 million of 11.00% AcquisitionCo Notes due June 1, 2019. The AcquisitionCo Notes due 2019 are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by Noranda HoldCo and the domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. The indenture governing the AcquisitionCo Notes due 2019 contains certain customary affirmative and negative covenants, restrictions and events of default.

As of December 31, 2013, we had $173.1 million in principal amount of AcquisitionCo Notes due 2019 outstanding, net of unamortized underwriting discount of $1.9 million.

Adjusted EBITDA
Management uses "Adjusted EBITDA", referred to as "EBITDA" in the Company's debt agreements, as a liquidity measure. The Company's debt agreements do not require it to achieve any specified level of Adjusted EBITDA, or ratio of Adjusted EBITDA to any other financial metric, in order to avoid a default (subject, in the case of the senior secured revolving credit facility, to its maintaining minimum availability thereunder). As used herein, Adjusted EBITDA means net income before income taxes, net interest expense, depreciation and amortization, adjusted to eliminate certain non-cash expenses and other specified items of income or expense as outlined below (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Adjusted EBITDA	93.1	96.9	235.8
Last in, first out and lower of cost or market inventory adjustments (a)	2.6	9.7	(12.6)
Gain (loss) on disposal of assets	0.5	5.0	(3.3)
Asset impairment	(5.9)	—	—
Non-cash pension, accretion and stock compensation	(20.5)	(17.5)	(12.4)
Relocation and severance	(7.9)	(0.9)	(2.9)
Consulting fees	(0.5)	(0.7)	(2.3)
Interest rate swaps	—	—	(4.6)
Debt refinancing expense	(2.5)	(8.1)	—
Non-cash derivative gains (b)	6.8	126.7	117.0
Other, net	—	(4.9)	(9.2)
Depreciation and amortization	(96.0)	(98.5)	(97.7)
Interest expense, net	(47.5)	(33.1)	(21.5)
Income tax	30.2	(25.1)	(45.4)
Net income (loss)	(47.6)	49.5	140.9

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in interest rates, and the current price of aluminum and natural gas. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/paid (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Variable price aluminum offset swaps and other	9.1	7.7	(0.1)
Natural gas swaps	—	37.8	26.1
Interest rate swaps	—	—	4.6
Total	9.1	45.5	30.6
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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Adjusted EBITDA	93.1	96.9	235.8
Stock compensation expense	4.8	4.8	5.3
Changes in other assets	1.0	(10.3)	(6.7)
Changes in pension, other post-retirement liabilities and other long-term liabilities	7.2	4.7	(14.3)
Changes in current operating asset and liabilities	33.6	5.4	30.8
Changes in current income taxes	(2.4)	(27.5)	(70.5)
Changes in accrued interest	(44.9)	(30.3)	(9.8)
Non-cash pension, accretion and stock compensation	(20.5)	(17.5)	(12.4)
Restructuring, relocation and severance	(7.9)	(0.9)	(2.9)
Consulting and sponsor fees	(0.5)	(0.7)	(2.3)
Interest rate swaps	—	—	(4.6)
Other	0.7	(5.7)	(7.8)
Cash flow from operating activities	64.2	18.9	140.6

Contractual Obligations and Contingencies
Our contractual obligations as of December 31, 2013 (in millions) were:

	Total	2014	2015	2016	2017	2018	Thereafter
	$	$	$	$	$	$	$
Operating activities:
Operating lease commitments	12.7	2.8	1.9	1.6	1.6	1.0	3.8
Power contract	3.3	0.5	0.5	0.5	0.5	0.5	0.8
Other purchases	1.0	1.0	—	—	—	—	—
Freight obligations	0.6	0.6	—	—	—	—	—
Asset retirement obligations	16.9	2.6	1.9	1.8	1.8	1.8	7.0
Environmental remediation obligations	2.9	1.7	1.2	—	—	—	—
Land obligation	10.5	3.7	3.4	3.4	—	—	—
Reclamation obligation	1.4	1.4	—	—	—	—	—
Restructuring	5.3	5.3	—	—	—	—	—
Pension and OPEB benefit payments	267.7	20.8	22.0	23.1	24.5	26.0	151.3
Investing activities:
Capital expenditures	8.5	8.5	—	—	—	—	—
Financing activities:
Total debt	663.8	4.9	7.6	7.6	7.6	7.6	628.5
Interest	251.8	49.4	48.9	48.5	46.7	46.0	12.3
Total	1,246.4	103.2	87.4	86.5	82.7	82.9	803.7
Obligations for operating activities
We enter into operating leases in the normal course of business, including leases on certain manufacturing and warehouse facilities. We have a long-term power contract at New Madrid and a contract for minimum nitrogen purchases at the rolling mill in Huntingdon. If the nitrogen contract at Huntingdon is cancelled during 2014, we would be obligated to pay a contract termination fee of $0.9 million. Obligations that are legally cancellable without penalty are excluded.
We have other contractual obligations that are reflected in the consolidated financial statements, including asset retirement obligations ("AROs"), environmental remediation, land and reclamation obligations. AROs are stated at the present value of the liability. In the table above, AROs for 2014 include an additional $0.4 million related to other obligations for pots at New Madrid which are recorded in other accrued liabilities in our consolidated balance sheets.
Pension and OPEB expected benefit payments have been included above at amounts estimated annually by our actuaries. To the extent that actual returns on pension fund investments are lower than our estimates, our future requirements to fund those benefit payments could increase to above historical levels. In 2014, we expect to make pension contributions totaling $18.8 million and $0.2 million for the Noranda Pension Plans and the St. Ann Pension Plans, respectively. We may elect to make additional contributions to the plans.
As of December 31, 2013, the noncurrent portion of our income tax liability, including accrued interest and penalties, related to unrecognized tax benefits, was approximately $1.9 million, which is not included in the table above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined.
The GOJ and NBL are parties to an Establishment Agreement, as amended in 2009, that governs the relationship between them as to the operation of our bauxite mining operation in St. Ann, Jamaica. This agreement sets the fiscal regime structure through December 31, 2014. The agreement provided for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. As of December 31, 2013, we believe we have met our commitments under this agreement and will not incur any penalty that could be material to our consolidated financial statements. These commitments are not included in the table above.
As of December 31, 2013, we have unpaid restructuring costs of $5.3 million recorded in accrued liabilities on our consolidated balance sheets. These restructuring costs are related to workforce reductions announced on October 30, 2013 and December 17, 2013. We completed substantially all activities associated with these workforce reductions as of December 31, 2013 and will pay the majority of these restructuring expenses within the first quarter of 2014. See Note 13, "Restructuring" for further discussion of the workforce reduction.
Obligations for investing activities
Capital expenditures which were accrued as a liability as of December 31, 2013 of $5.0 million are included above, as these amounts will be paid during 2014. We have also included obligations related to ongoing capital expenditure projects to the extent we have contractual obligations that cannot be cancelled without incurring a penalty.
Obligations for financing activities
Total debt and interest payments in the table above reflect our debt and interest obligations as of December 31, 2013 (based on interest rates as of December 31, 2013). The Term B Loan requires AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable quarterly, with the balance due on the maturity date.
In July 2012, we announced a project to invest $45 million to build a new rod mill at our facility in New Madrid, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod. In April 2013, we entered into a financing arrangement with a third party to finance the off-site construction of the rod production line, which comprises certain machinery, equipment and other components. Pursuant to the terms of the third party arrangement, upon delivery of the production line to our facility, we will repay the third party for amounts paid to the construction company throughout the construction phase, plus interest and fees, and assume any remaining payments. We anticipate delivery of the rod production line in September 2014. Total payments related to the construction of the rod production line are expected to be approximately €11.5 million in the aggregate, however the amount and timing of the payments are subject to variability due to the progression of the construction.

Disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

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
We had three counterparties for our variable price aluminum offset swaps as of December 31, 2013. In accordance with our master agreements described below, we use our counterparty’s credit adjustment for the fair value adjustment. We are not required to post additional collateral or cash margin under our arrangements. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements may provide for us to establish margin accounts in favor of the broker. These margin account balances are netted in the settlement of swap liability. At each of December 31, 2013 and 2012, we had no balance in the margin account.
Our derivatives transactions with with each of these counterparties are governed by an ISDA Master Agreement, a form document produced by the International Swaps and Derivatives Association and widely used by derivatives market participants to establish basic, market-standard background rules to govern substantive economic transactions. The substantive economic terms of swap and derivative transactions, such as our derivative arrangements described herein, are typically agreed to orally and subsequently memorialized in short-form confirmations that are governed by the background provisions of the ISDA Master Agreement. While management may alter our hedging strategies in the future based on our view of actual forecasted prices, there are no plans in place that would require us to post cash under the master agreement with these counterparties.
We believe the credit and performance risk with respect to variable price MWP contracts and fixed price aluminum customer contracts are minimal. This is based on the historical credit and performance of our counterparties of fixed price aluminum customer contracts and the materiality of the MWP contracts in place as of December 31, 2013.
Financial Risk
Fair values and sensitivity analysis. The following tables show the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges. The risk factor associated with the commodity swaps is the market price associated with the respective commodity.
As of December 31, 2013, certain of our debt agreements include variable interest rates and will be subject to movement during the course of the agreement. As of December 31, 2013 and 2012, outstanding floating-rate debt was 475.0 million and $595.7 million, respectively. Based on the amount of indebtedness outstanding at December 31, 2013 and the interest rates in effect on such date, our estimated cash interest expense is approximately $49.4 million for 2014. A 1% increase in the interest rates would increase our annual interest expense by an estimated $4.8 million.
The following tables represents our sensitivity summary showing the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges at December 31, 2013 and 2012.

	Derivative value as of			Derivative value as of
	December 31, 2013			December 31, 2012
	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor
	$	$	$	$	$	$
Fixed price aluminum customer contracts	(4.6)	2.9	10.4	(7.7)	(0.8)	6.2
Variable price aluminum offset swaps	2.9	(4.2)	(11.2)	7.8	0.5	(6.8)
Variable price MWP contracts	2.9	1.8	0.7	1.8	1.1	0.3
Total	1.2	0.5	(0.1)	1.9	0.8	(0.3)
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, as stated in their report, which is presented on the following page.
/s/ Layle K. Smith
Layle K. Smith
President and Chief Executive Officer
March 3, 2014
/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Noranda Aluminum Holding Corporation
We have audited the accompanying consolidated balance sheets of Noranda Aluminum Holding Corporation (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noranda Aluminum Holding Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Noranda Aluminum Holding Corporation
We have audited Noranda Aluminum Holding Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Noranda Aluminum Holding Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Noranda Aluminum Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of Noranda Aluminum Holding Corporation and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 3, 2014

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2013	2012
	$	$
ASSETS
Current assets:
Cash and cash equivalents	79.4	36.1
Accounts receivable, net	86.7	106.6
Inventories, net	178.7	195.8
Taxes receivable	2.6	2.0
Prepaid expenses	4.6	8.9
Other current assets	12.3	18.9
Total current assets	364.3	368.3
Property, plant and equipment, net	677.2	694.5
Goodwill	137.6	137.6
Other intangible assets, net	55.2	61.2
Other assets	87.8	96.1
Total assets	1,322.1	1,357.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	89.2	107.2
Accrued liabilities	61.0	58.8
Derivative liabilities, net	4.0	1.8
Deferred tax liabilities	2.1	16.8
Current portion of long-term debt	4.9	3.3
Total current liabilities	161.2	187.9
Long-term debt, net	654.2	592.4
Long-term derivative liabilities, net	0.2	0.1
Pension and other post-retirement benefit ("OPEB") liabilities	115.8	187.2
Other long-term liabilities	49.8	52.3
Long-term deferred tax liabilities	193.6	183.5
Common stock subject to redemption (0.2 shares at December 31, 2012)	—	2.0
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at December 31, 2013 and December 31, 2012)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 68.1 shares issued and outstanding at December 31, 2013; 67.7 shares issued and outstanding at December 31, 2012, including 0.2 shares subject to redemption at December 31, 2012)	0.7	0.7
Capital in excess of par value	239.7	233.4
Retained earnings (accumulated deficit)	(38.7)	17.9
Accumulated other comprehensive loss	(60.4)	(105.7)
Total shareholders’ equity	141.3	146.3
Non-controlling interest	6.0	6.0
Total equity	147.3	152.3
Total liabilities and equity	1,322.1	1,357.7
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year ended December 31,
	2013	2012	2011
	$	$	$
Sales	1,343.5	1,394.9	1,559.8
Operating costs and expenses:
Cost of sales	1,271.9	1,277.7	1,344.5
Selling, general and administrative expenses	97.1	82.6	93.9
Total operating costs and expenses	1,369.0	1,360.3	1,438.4
Operating income (loss)	(25.5)	34.6	121.4
Other (income) expense:
Interest expense, net	47.5	33.1	21.5
(Gain) loss on hedging activities, net	2.3	(81.2)	(86.4)
Debt refinancing expense	2.5	8.1	—
Total other (income) expense, net	52.3	(40.0)	(64.9)
Income (loss) before income taxes	(77.8)	74.6	186.3
Income tax expense (benefit)	(30.2)	25.1	45.4
Net income (loss)	(47.6)	49.5	140.9
Net income (loss) per common share:
Basic	$(0.70)	$0.73	$2.10
Diluted	$(0.70)	$0.72	$2.06
Weighted-average common shares outstanding:
Basic	67.94	67.55	67.06
Diluted	67.94	69.12	68.35
Cash dividends declared per common share	$0.13	$1.41	$1.03
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2013	2012	2011
	$	$	$
Net income (loss)	(47.6)	49.5	140.9
Other comprehensive income (loss):
Unrealized pension and OPEB gain (loss)	67.2	(24.3)	(70.4)
Reclassification of pension and OPEB amounts realized in net income (loss)	14.0	11.9	6.0
Unrealized loss on derivatives	—	(3.5)	(14.3)
Reclassification of derivative amounts realized in net income (loss)	(6.4)	(84.2)	(98.7)
Total other comprehensive income (loss), before tax	74.8	(100.1)	(177.4)
Income expense (benefit) related to components of other comprehensive income (loss)	29.5	(36.8)	(65.5)
Total other comprehensive income (loss), net of tax	45.3	(63.3)	(111.9)
Total comprehensive income (loss)	(2.3)	(13.8)	29.0
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2010	—	0.7	227.7	(8.2)	69.5	6.0	295.7
Net income	—	—	—	140.9	—	—	140.9
Other comprehensive loss	—	—	—	—	(111.9)	—	(111.9)
Issuance of common shares for share-based payment arrangements	—	—	0.7	—	—	—	0.7
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess taxes related to share-based payment arrangements	—	—	0.7	—	—	—	0.7
Dividends to shareholders @ $1.03 per share	—	—	—	(69.3)	—	—	(69.3)
Distribution to share-based award holders @ $1.00 per share	—	—	(1.8)	—	—	—	(1.8)
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
Net income	—	—	—	49.5	—	—	49.5
Other comprehensive loss	—	—	—	—	(63.3)	—	(63.3)
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	0.2	—	—	—	0.2
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess taxes related to share-based payment arrangements	—	—	(0.1)	—	—	—	(0.1)
Vesting of awards, share-based plans	—	—	(0.1)	0.1	—	—	—
Dividends to shareholders @ $1.41 per share	—	—	—	(95.1)	—	—	(95.1)
Distribution to share-based award holders @ $1.25 per share	—	—	(3.1)	—	—	—	(3.1)
Balance, December 31, 2012	—	0.7	233.4	17.9	(105.7)	6.0	152.3
Net income	—	—	—	(47.6)	—	—	(47.6)
Other comprehensive income	—	—	—	—	45.3	—	45.3
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	(0.2)	—	—	—	(0.2)
Stock compensation expense related to equity-based awards	—	—	4.8	—	—	—	4.8
Excess taxes related to share-based payment arrangements	—	—	(0.4)	—	—	—	(0.4)
Vesting of awards, share-based plans	—	—	0.1	(0.2)	—	—	(0.1)
Reclassified common shares	—	—	2.0	—	—	—	2.0
Dividends to shareholders @ $0.13 per share	—	—	—	(8.8)	—	—	(8.8)
Balance, December 31, 2013	—	0.7	239.7	(38.7)	(60.4)	6.0	147.3
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2013	2012	2011
	$	$	$
OPERATING ACTIVITIES
Net income (loss)	(47.6)	49.5	140.9
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	96.0	98.5	97.7
Non-cash interest expense	2.6	2.8	11.7
Last in, first out and lower of cost or market inventory adjustments	(2.6)	(9.7)	12.6
Asset impairment	5.9	—	—
Gain (loss) on disposal of assets	(0.5)	(5.0)	3.3
Gain on hedging activities, excluding cash settlements	(6.1)	(127.5)	(115.6)
Debt refinancing expense	2.5	8.1	—
Deferred income taxes	(32.6)	(2.3)	(24.4)
Share-based compensation expense	4.8	4.8	5.3
Excess tax benefit related to share-based payment arrangements	—	(0.1)	(0.7)
Changes in other assets	1.0	(10.3)	(6.7)
Changes in pension, other post-retirement and other long-term liabilities	7.2	4.7	(14.3)
Changes in current operating assets and liabilities:
Accounts receivable, net	19.9	1.0	24.0
Inventories, net	19.5	(0.7)	—
Taxes receivable and taxes payable	(1.0)	(4.8)	(1.9)
Other current assets	12.3	22.4	(17.9)
Accounts payable	(19.3)	16.2	7.2
Accrued liabilities	2.2	(28.7)	19.4
Cash provided by operating activities	64.2	18.9	140.6
INVESTING ACTIVITIES
Capital expenditures	(72.7)	(87.9)	(64.6)
Proceeds from sale of property, plant and equipment	0.9	5.3	2.6
Cash used in investing activities	(71.8)	(82.6)	(62.0)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements, net of shares tendered for taxes	(0.2)	0.2	0.7
Dividends paid to shareholders	(8.8)	(95.1)	(69.3)
Distributions paid to share-based award holders	—	(3.1)	(1.8)
Repayments of long-term debt	(280.0)	(155.0)	—
Borrowings on long-term debt, net	342.8	322.6	—
Payments of financing costs	(2.9)	(12.6)	—
Excess tax benefit related to share-based payment arrangements	—	0.1	0.7
Cash provided by (used in) financing activities	50.9	57.1	(69.7)
Change in cash and cash equivalents	43.3	(6.6)	8.9
Cash and cash equivalents, beginning of period	36.1	42.7	33.8
Cash and cash equivalents, end of period	79.4	36.1	42.7
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
Segment Reporting
We are a vertically integrated producer of value-added primary aluminum and high quality rolled aluminum coils. Our principal operations include an aluminum smelter in New Madrid, Missouri ("New Madrid") and four rolling mill facilities in the Southeastern United States. New Madrid is supported by Gramercy and St. Ann. As discussed further in Note 2, "Segments", we report our activities in five segments: our Bauxite segment comprises the operations of St. Ann; our Alumina segment comprises the operations of Gramercy; our Primary Aluminum segment comprises the operations of New Madrid; and our Flat-Rolled Products segment comprises the operations of our four rolling mills, which are located in Huntingdon, Tennessee; Salisbury, North Carolina and Newport, Arkansas. Our corporate expenses represent our fifth segment.
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
Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. We determine the allowance based on historical write-off experience, current market trends and our assessment of the customer’s ability to pay outstanding balances. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Long-lived assets taken out of service to be disposed of other than by sale are written down to their estimated fair value through the acceleration of any remaining depreciation expense.
We reclassify long-lived assets to assets held for sale when a plan to dispose of the assets has been committed to by management. Assets held for sale are recorded at the lesser of their estimated fair value net of estimated costs to sell or carrying amount. Depreciation expense is no longer recorded once an asset is classified as held for sale.
Intangible assets with a definite life (primarily customer relationships) are amortized over their expected lives and are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable.
Self-Insurance
We are primarily self-insured for workers’ compensation. The self-insurance liability is determined based on claims filed but not paid and an estimate of claims incurred but not yet reported. Based on actuarially determined estimates and discount rates of 0.5% in 2013 and 0.3% in 2012, as of December 31, 2013 and 2012, we had $5.1 million and $5.7 million, respectively, of accrued liabilities and $15.7 million and $15.0 million, respectively, of other long-term liabilities related to these claims.
At each of December 31, 2013 and 2012, we held $2.1 million in a restricted cash account to secure the payment of workers’ compensation obligations. This restricted cash is included in other assets in the accompanying consolidated balance sheets.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In addition to the St. Ann Land Obligation, we have an agreement with the GOJ which requires us to fulfill obligations that pre-date St. Ann’s partnership with the GOJ. The costs to fulfill those obligations will be reimbursed by the GOJ up to a $4.3 million limit. St. Ann bears any costs in excess of that limit, including foreign currency adjustments (the "Predecessor Land Obligation"). At

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012, we had recorded a liability of $2.1 million and $2.6 million, respectively, for the amount by which we believe our costs to fulfill the Predecessor Land Obligation will exceed the $4.3 million limit.
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
Pensions and Other Post-Retirement Benefits
We sponsor defined benefit pension and OPEB plans for which we recognize expenses, assets and liabilities based on actuarial assumptions regarding the valuation of benefit obligations and the future performance of plan assets. We recognize the funded status of the plans as an asset or liability in the consolidated financial statements, measure defined benefit pension and OPEB plan assets and obligations as of the end of our fiscal year, and recognize the change in the funded status of defined benefit pension and OPEB plans in accumulated other comprehensive income ("AOCI"). The primary assumptions used in calculating pension and OPEB expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, expected rate of return on plan assets and projected salary increases. These rates are estimated annually as of December 31.
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
Post-Employment Benefits
We provide certain benefits to former or inactive employees after employment but before retirement and accrue for the related cost over the service lives of the employees. These benefits include, among others, disability, severance and workers’ compensation. We are self-insured for these liabilities. At both December 31, 2013 and 2012, we carried a liability totaling $0.8 million, for these benefits, based on actuarially determined estimates. These estimates were not discounted due to the short duration of the future payments.
Derivative Instruments and Hedging Activities
Derivatives are reported on the balance sheet at fair value. For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in fair value are initially recorded in AOCI as a separate component of equity and reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of changes in fair value is reported in (gain) loss on hedging activities immediately. For derivative instruments not designated as cash flow hedges, changes in the fair values are recognized in the consolidated statement of operations in the period of change.
U.S. GAAP permits entities that enter into master netting arrangements with the same counterparty as part of their derivative transactions to offset in their consolidated financial statements net derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. The net derivative positions are presented gross in Note 14, "Derivative Financial Instruments".
Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative assets and liabilities, accounts payable and long-term debt due to third parties. Financial instruments expose us to market and credit risks which, at times, may be concentrated with certain groups of counterparties. We periodically evaluate the financial condition of our counterparties and take appropriate action to minimize our risk of loss. We generally do not require collateral for trade receivables. At December 31, 2013, we did not have substantial doubt that any of our financial instrument counterparties had the ability to perform their obligations. Cash investments are held with major financial institutions and trading companies including registered broker dealers. The carrying values and fair values of our third-party debt and derivative instruments outstanding are presented in Note 10, "Long-Term Debt" and Note 14, "Derivative Financial Instruments". The remaining financial instruments are carried at amounts that approximate fair value.

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
Net Income (Loss) Per Share
Basic net income (loss) per share ("EPS") is calculated as income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average outstanding common shares determined using the treasury stock method share based payment awards.
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
Major Customer Information
During 2013 and 2012, we had no major customers which represented more than 10% of our consolidated revenue. In 2011, sales to one customer within our Alumina segment totaled $148.6 million (nearly 10% of our 2011 consolidated revenue).
Geographic Region Information
Substantially all of our sales are within the United States. Revenues from external customers attributed to foreign countries were immaterial during 2013, 2012 and 2011. All long-lived assets are located in the United States, except those assets of our bauxite mining operation in Jamaica, which totaled $65.2 million at December 31, 2013 and $61.3 million at December 31, 2012.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Business by Segment
Operating and asset information for our reportable segments was (in millions):

	Year ended December 31, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	46.8	196.6	543.8	556.3	—	—	1,343.5
Intersegment	82.2	144.2	79.1	—	—	(305.5)	—
Total sales	129.0	340.8	622.9	556.3	—	(305.5)	1,343.5

Capital expenditures	10.8	16.0	31.2	12.2	2.5	—	72.7
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	8.2	13.6	51.9	50.0	(31.1)	0.5	93.1
Depreciation and amortization	(9.5)	(22.7)	(41.7)	(21.3)	(0.8)	—	(96.0)
Last in, first out and lower of cost or market inventory adjustments	—	—	4.0	(1.4)	—	—	2.6
Gain (loss) on disposal of assets	(0.1)	0.5	0.1	—	—	—	0.5
Asset impairment	—	—	—	(5.9)	—	—	(5.9)
Non-cash pension, accretion and stock compensation	0.1	(0.9)	(7.1)	(6.5)	(6.1)	—	(20.5)
Restructuring, relocation and severance	(0.7)	(0.9)	(2.2)	(1.6)	(2.5)	—	(7.9)
Consulting fees	—	—	—	—	(0.5)	—	(0.5)
Cash settlements on hedging transactions	—	—	1.7	7.4	—	—	9.1
Other, net	—	(0.6)	—	(0.1)	0.7	—	—
Operating income (loss)	(2.0)	(11.0)	6.7	20.6	(40.3)	0.5	(25.5)
Interest expense, net							47.5
Loss on hedging activities, net							2.3
Debt refinancing expense							2.5
Total other expense, net							52.3
Loss before income taxes							(77.8)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	50.9	208.0	555.1	580.9	—	—	1,394.9
Intersegment	79.3	141.1	75.5	—	—	(295.9)	—
Total sales	130.2	349.1	630.6	580.9	—	(295.9)	1,394.9

Capital expenditures	7.7	19.7	43.1	14.3	3.1	—	87.9
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(0.2)	35.0	76.7	51.4	(29.5)	1.3	134.7
Depreciation and amortization	(8.7)	(21.6)	(48.3)	(18.6)	(1.3)	—	(98.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	5.6	4.1	—	—	9.7
Gain on disposal of assets	0.3	0.1	0.1	4.5	—	—	5.0
Non-cash pension, accretion and stock compensation	—	(0.8)	(5.9)	(4.9)	(5.9)	—	(17.5)
Relocation and severance	—	(0.1)	(0.2)	(0.3)	(0.3)	—	(0.9)
Consulting fees	—	—	—	—	(0.7)	—	(0.7)
Cash settlements on hedging transactions	—	—	0.9	6.8	—	—	7.7
Other, net	(0.2)	(0.5)	(4.1)	(0.5)	0.9	(0.5)	(4.9)
Operating income (loss)	(8.8)	12.1	24.8	42.5	(36.8)	0.8	34.6
Interest expense, net							33.1
Gain on hedging activities, net							(81.2)
Debt refinancing expense							8.1
Total other income, net							(40.0)
Income before income taxes							74.6
During 2012, we incurred $4.1 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter. This is reflected in the table above in "Other, net."

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2011
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	68.0	234.9	645.7	611.2	—	—	1,559.8
Intersegment	83.0	168.2	78.4	—	—	(329.6)	—
Total sales	151.0	403.1	724.1	611.2	—	(329.6)	1,559.8

Capital expenditures	8.2	14.0	30.3	11.1	1.0	—	64.6
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	18.5	78.4	140.3	48.3	(27.9)	4.3	261.9
Depreciation and amortization	(10.8)	(21.0)	(46.0)	(18.6)	(1.3)	—	(97.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(5.5)	(8.7)	—	1.6	(12.6)
Gain (loss) on disposal of assets	0.7	—	(2.8)	(1.2)	—	—	(3.3)
Non-cash pension, accretion and stock compensation	(0.4)	(0.6)	(2.9)	(2.5)	(6.0)	—	(12.4)
Restructuring, relocation and severance	—	(0.2)	(1.2)	(0.9)	(0.6)	—	(2.9)
Consulting and sponsor fees	—	—	—	(0.1)	(2.2)	—	(2.3)
Cash settlements on hedging transactions	—	—	0.3	(0.4)	—	—	(0.1)
Other, net	—	(0.7)	—	—	(3.4)	(5.1)	(9.2)
Operating income (loss)	8.0	55.9	82.2	15.9	(41.4)	0.8	121.4
Interest expense, net							21.5
Gain on hedging activities, net							(86.4)
Total other income							(64.9)
Income before income taxes							186.3

	December 31,
	2013	2012
Segment assets:	$	$
Bauxite	152.9	154.3
Alumina	229.2	238.0
Primary Aluminum	514.6	534.2
Flat-Rolled Products	334.2	374.2
Corporate	121.2	84.0
Eliminations	(30.0)	(27.0)
	1,322.1	1,357.7

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
During the year ended December 31, 2013, we recorded $5.9 million in impairment charges related to construction in progress, equipment and other long term assets in our Flat-Rolled Products segment, including $3.2 million related to certain fixed and other long-term assets at the Salisbury, N.C. rolling mill facility which were taken out of service in connection with the workforce reduction announced in October 2013. We also accelerated $2.3 million of depreciation expense related to fixed assets taken out of service in connection with the workforce reduction at the Salisbury facility. See Note 4, "Fair Value Measurements" for further discussion of the impairment charges and Note 13, "Restructuring" for further discussion of the workforce reduction.
Depreciation and amortization in the accompanying consolidated statements of cash flows included (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Depreciation of property, plant and equipment	86.7	87.3	84.6
Amortization of intangible assets	5.9	5.9	5.9
Amortization of other long-term assets	3.4	5.3	7.2
Total depreciation and amortization	96.0	98.5	97.7
Prior to fourth quarter 2012, we recorded a loss on disposal of abandoned fixed assets equal to the carrying value of the fixed assets upon abandonment, rather than accelerating depreciation. During fourth quarter 2012, we reclassified $3.3 million of losses related to fixed assets abandoned in the first nine months of 2012 from loss on disposal of fixed assets to depreciation expense. Losses on disposal of fixed assets and depreciation expense are included in selling, general and administrative expenses and cost of goods sold, respectively, in our consolidated statements of operations. The impact of this reclassification was not material to our 2012 or 2011 consolidated financial statements. As a result, we have not adjusted any previously issued consolidated financial statements.
Cash paid for interest and income taxes was as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
	$	$	$
Interest paid	46.1	31.6	10.6
U.S. Federal and state income taxes paid	3.7	32.3	78.8
Jamaican income taxes paid	—	—	4.0
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $5.0 million, $3.7 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and were not reflected as capital expenditures in the consolidated statements of cash flows. For the years ended December 31, 2013, 2012 and 2011, we capitalized interest of $1.6 million, $1.1 million and $0.9 million, respectively, related to long-term capital projects.
During 2012, we received net proceeds of $4.5 million upon the sale of idle mill equipment from our Flat-Rolled Products segment. This gain is included in (gain) loss on disposal of assets in the consolidated statement of cash flows for the year ended December 31, 2012.
During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes as payment-in-kind interest due May 15, 2011. For subsequent periods, Noranda AcquisitionCo was required to pay all interest in cash.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) ("AOCI") were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax (benefit) expense related to unrealized gain or loss on derivatives	Total, net of tax
	$	$	$	$	$
Balance, December 31, 2010	(99.4)	(36.8)	207.1	75.0	69.5
Amounts recorded to AOCI for the period	(70.4)	(26.6)	(14.3)	(5.3)	(52.8)
Reclassification of amounts realized in net income	6.0	2.2	(98.7)	(35.8)	(59.1)
Balance, December 31, 2011	(163.8)	(61.2)	94.1	33.9	(42.4)
Amounts recorded to AOCI for the period	(24.3)	(9.6)	(3.5)	(1.3)	(16.9)
Reclassification of amounts realized in net income	11.9	4.7	(84.2)	(30.6)	(46.4)
Balance, December 31, 2012	(176.2)	(66.1)	6.4	2.0	(105.7)
Amounts recorded to AOCI for the period	67.2	26.1	—	—	41.1
Reclassification of amounts realized in net income (loss)	14.0	5.4	(6.4)	(2.0)	4.2
Balance, December 31, 2013	(95.0)	(34.6)	—	—	(60.4)
Reclassifications out of AOCI were included in the consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the unaudited consolidated statements of operations
	Year ended December 31,
	2013	2012	2011
	$	$	$
Selling, general and administrative expenses ("SGA")
Actuarial gain/loss	2.8	2.5	1.4	(1)
Prior service costs	0.3	0.2	0.2	(1)
Total pension amounts reclassified into SGA	3.1	2.7	1.6	Selling, general and administrative expenses
Cost of sales ("COS")
Actuarial gain/loss	10.0	8.7	4.1	(1)
Prior service costs	0.9	0.5	0.3	(1)
Total pension amounts reclassified into COS	10.9	9.2	4.4	Cost of sales
Reclassification of pension and OPEB amounts realized in net income	14.0	11.9	6.0
Income tax (benefit) expense related to reclassifications of pension and OPEB amounts	5.4	4.7	2.2	Income tax expense (benefit)
Reclassification of pension and OPEB amounts realized in net income, net of tax	8.6	7.2	3.8	Net income (loss)

Reclassification of derivative amounts realized in net income	(6.4)	(84.2)	(98.7)	(Gain) loss on hedging activities, net
Income tax (benefit) expense related to reclassifications of derivative amounts	(2.0)	(30.6)	(35.8)	Income tax expense (benefit)
Reclassification of derivative amounts realized in net income, net of tax	(4.4)	(53.6)	(62.9)	Net income (loss)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 12, "Pensions and Other Post-Retirement Benefits."

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	December 31,
	2013	2012
	$	$
Cash	59.2	26.1
Money market funds	20.2	10.0
Total cash and cash equivalents	79.4	36.1
Accounts receivable, net, consisted of the following (in millions):

	December 31,
	2013	2012
	$	$
Trade	86.9	106.8
Allowance for doubtful accounts	(0.2)	(0.2)
Total accounts receivable, net	86.7	106.6
Other current assets consisted of the following (in millions):

	December 31,
	2013	2012
	$	$
Current foreign deferred tax asset	1.1	2.6
Employee loans receivable, net	1.8	2.0
Current derivative assets (see Note 14, "Derivative Financial Instruments")	4.5	2.6
Other current assets	4.9	11.7
Total other current assets	12.3	18.9
Other assets consisted of the following (in millions):

	December 31,
	2013	2012
	$	$
Deferred financing costs, net of amortization	7.7	9.3
Cash surrender value of life insurance	27.8	26.3
Pension asset (see Note 12, "Pensions and Other Post-Retirement Benefits")	5.9	9.7
Restricted cash (see Note 1, "Accounting Policies" and Note 11, "Asset Retirement and Other Obligations")	12.9	12.8
Supplies	7.6	13.0
Prepaid Jamaican income taxes	12.7	12.7
Derivative asset	0.2	0.1
Other	13.0	12.2
Total other assets	87.8	96.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities consisted of the following (in millions):

	December 31,
	2013	2012
	$	$
Compensation and benefits	23.7	17.4
Workers’ compensation	5.1	5.7
Other operating expenses	9.3	15.6
Accrued interest	2.0	2.0
Asset retirement obligations (see Note 11, "Asset Retirement and Other Obligations")	2.2	2.4
Land obligation (see Note 11 "Asset Retirement and Other Obligations")	3.7	4.9
Reclamation obligation (see Note 11, "Asset Retirement and Other Obligations")	1.4	2.5
Environmental remediation obligations (see Note 9, "Commitments and Contingencies")	1.7	2.0
Obligations to the Government of Jamaica (see Note 20, "Non-Controlling Interest")	5.7	5.3
Pension and other post-retirement liabilities (see Note 12, "Pensions and Other Post-Retirement Benefits")	0.9	0.9
Restricted stock unit liability awards (see Note 16, "Share-Based Payments")	—	0.1
Restructuring expense (see Note 13, "Restructuring")	5.3	—
Total accrued liabilities	61.0	58.8
Other long-term liabilities consisted of the following (in millions):

	December 31,
	2013	2012
	$	$
Reserve for uncertain tax positions (see Note 18, "Income Taxes")	0.7	0.8
Workers’ compensation	15.7	15.0
Asset retirement obligations (see Note 11, "Asset Retirement and Other Obligations")	14.3	13.4
Land obligation (see Note 11, "Asset Retirement and Other Obligations")	6.8	9.2
Environmental remediation obligations (see Note 9, "Commitments and Contingencies")	1.2	1.2
Deferred compensation and other	11.1	12.7
Total other long-term liabilities	49.8	52.3

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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Valuations on a recurring basis
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	20.2	—	—	20.2
Derivative assets	—	2.9	1.8	4.7
Derivative liabilities	—	(4.2)	—	(4.2)
Noranda pension plan assets:
Equity securities:
Diversified common stocks	96.1	102.3	5.7	204.1
Global equity securities	—	13.7	—	13.7
Diversified fixed income mutual fund	102.5	—	—	102.5
Cash, cash equivalents and other	1.1	2.0	—	3.1
Total Noranda pension plan assets	199.7	118.0	5.7	323.4
St. Ann pension plan assets:
Global equity securities	—	6.2	—	6.2
Fixed income securities:
GOJ bonds	—	15.8	—	15.8
Global corporate bonds	—	0.2	—	0.2
Real estate	—	2.3	—	2.3
Other	—	2.2	—	2.2
Total St. Ann pension plan assets	—	26.7	—	26.7
Total	219.9	143.4	7.5	370.8

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	10.0	—	—	10.0
Derivative assets	—	3.1	1.1	4.2
Derivative liabilities	—	(3.4)	—	(3.4)
RSU liability awards	(0.1)	—	—	(0.1)
Noranda pension plan assets:
Equity securities:
Diversified common stock mutual fund	85.1	81.9	5.0	172.0
Global equity securities	—	11.2	—	11.2
Diversified fixed income mutual fund	102.6	—	—	102.6
Cash and cash equivalents	1.3	0.2	—	1.5
Total Noranda pension plan assets	189.0	93.3	5.0	287.3
St. Ann pension plan assets:
Global equity securities	—	7.8	—	7.8
Fixed income securities:
GOJ bonds	—	15.3	—	15.3
Global corporate bonds	—	0.7	—	0.7
Real estate	—	1.5	—	1.5
Other	—	3.3	—	3.3
Total St. Ann pension plan assets	—	28.6	—	28.6
Total	198.9	121.6	6.1	326.6
Changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012
	$	$
Fair value, beginning of year	5.0	4.6
Return on assets	0.7	0.4
Fair value, end of year	5.7	5.0
Changes in the fair value of the variable-price Midwest Premium contracts classified as Level 3 for the year ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012
	$	$
Fair value, beginning of year	1.1	—
New contracts entered	0.8	2.1
Changes in fair value	0.5	0.7
Settlements	(0.6)	(1.7)
Fair value, end of year	1.8	1.1
We classify temporary cash investments with high credit quality financial institutions as cash equivalents. Cash equivalents as of December 31, 2013 and 2012 related to temporary cash investments with high credit quality financial institutions, which included money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments were valued based upon unadjusted, quoted prices in active markets and were classified within Level 1.
We discuss our derivative instruments in Note 14, "Derivative Financial Instruments." Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves and current market prices for those assets and liabilities. Substantially all of the inputs were observable throughout the full term of the instrument. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using management's estimate of future U.S. Midwest premium prices, based on current market prices and quoted forward prices.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Note 16, "Share-Based Payments" we discuss RSU liability awards. The fair value of this Level 1 liability was determined based on the closing market price of our common stock at each balance sheet date.
We value pension plan assets based upon the fair market value of the underlying investments. Plan assets directly invested in active exchange-traded debt and equity securities were classified within Level 1. We classified investments that do not have guaranteed liquidity and investments in limited partnerships, pooled investment funds, or unit trusts as Level 2 or Level 3, depending on management's assessment of the liquidity or the transferability of the investment. We classified pension plan assets with underlying investments in limited partnerships for which significant unobservable inputs were used to determine fair value as Level 3. The Level 2 investments are valued based on the unit prices quoted by the funds, representing the fair value of underlying investments. The Level 3 investments are valued at estimated fair value, as determined by the general partner.
In Note 10, "Long-Term Debt" we disclose the fair values of our debt instruments. The fair value of our AcquisitionCo Notes was based on recent market transactions. We classified the AcquisitionCo Notes as Level 2. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the term B loan, revolving credit facility and our project specific financing borrowings are based on interest rates available at each balance sheet date. These fair value measurements are classified as Level 2.
Valuations on a non-recurring basis
Goodwill, trade name, and asset retirement obligations
Fair values of goodwill, trade name, and asset retirement obligations are measured using management’s assumptions about future profitability and cash flows, using a market participant approach. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows, which we believe reflect the best estimates at the date the valuations are determined to be performed.
Fair value of fixed assets and other assets
Fair values of fixed assets and other assets held for sale are measured using management’s assumptions about a pending sale or plan of sale. Such assumptions include an estimated future sale price based on offers received, scrap value or replacement value based on market price of scrap components or similar assets. These non-recurring fair value adjustments and the inputs used in the measurement are classified as Level 2 fair value measurements under the market approach.
During the year ended December 31, 2013, we recorded $5.9 million in impairment charges related to construction in progress, equipment and other long term assets in our Flat-Rolled Products segment. These impairment charges, described further below, were reflected in the consolidated statements of operations as a component of selling, general and administrative expenses for the year ended December 31, 2013.
We reclassified certain non-strategic equipment to assets held for sale and recorded an impairment loss of $1.5 million to adjust the carrying value of the equipment to fair value, based on a purchase offer received for the equipment. The equipment was sold during fourth quarter 2013. We recorded impairment charges totaling $1.2 million to reduce the carrying value of certain non-depreciable other long term assets to their estimated fair value during the year, based on a preliminary purchase offer received.
In connection with the workforce reduction at our Salisbury, N.C. rolling mill facility announced in October 2013, we began to reposition the Salisbury plant to produce predominately heavy gauge foil although some light gauge material will continue to be processed at Salisbury. We have begun to transfer a portion of the light gauge product production to the Newport plant. We recorded $3.2 million of impairment charges related to assets taken out of service in connection with the workforce reduction at the Salisbury facility, including a capital project with no residual value due to new advancements in technology and an impairment charge to reduce the carrying value of certain non-depreciable other long term assets which will be sold for scrap to their estimated fair value, based on market scrap value and the amount of scrap material.

5.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 30% and 25% of total inventories, at cost, at December 31, 2013 and 2012, respectively.

Inventories, net, consisted of the following (in millions):

	December 31,
	2013	2012
	$	$
Raw materials, at cost	57.8	63.5
Work-in-process, at cost	49.3	58.9
Finished goods, at cost	25.2	29.5
Total inventories, at cost	132.3	151.9
LIFO adjustment	24.9	15.7
LCM reserve	(16.2)	(7.1)
Inventories, at lower of cost or market	141.0	160.5
Supplies	37.7	35.3
Total inventories, net	178.7	195.8
Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. Non-current maintenance supplies are included in other assets in the accompanying consolidated balance sheets.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the year ended December 31, 2013, we recorded LIFO losses of $4.1 million in the Flat-Rolled Products segment and $0.1 million in the Primary Aluminum segment, due to decrements in inventory quantities. There were no decrements in inventory quantities during the year ended December 31, 2012.

6.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

				December 31,
	Estimated useful lives			2013	2012
	(in years)			$	$
Land				51.2	50.4
Buildings and improvements	10	–	47	161.9	151.0
Machinery and equipment	3	–	50	898.8	876.9
Construction in progress				50.1	48.2
Property, plant and equipment, at cost				1,162.0	1,126.5
Accumulated depreciation				(484.8)	(432.0)
Total property, plant and equipment, net				677.2	694.5
Depreciation expense on property, plant and equipment consisted of the following amounts (in millions):

Year ended December 31,	$
2013	86.7
2012	87.3
2011	84.6

7.    GOODWILL
The carrying value of goodwill related to our Primary Aluminum Segment was $137.6 million as of both December 31, 2013 and 2012. Our annual impairment tests performed as of October 1, 2013, 2012 and 2011 resulted in no impairment to goodwill. Our impairment analysis included assumptions about key factors affecting Primary Aluminum Segments' future profitability and cash flows including the long term price for primary aluminum. We believe these assumptions reflected our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that impairment charges may be necessary in the future.

8.    OTHER INTANGIBLE ASSETS
Intangible assets, net, consisted of the following (in millions):

		December 31,
	Weighted-average life	2013	2012
	(in years)	$	$
Non-amortizable:
Trade names	Indefinite	17.7	17.7
Amortizable:
Customer relationships	13	71.0	71.0
Other	2.5	0.7	0.7
Total other intangible assets, gross		89.4	89.4
Accumulated amortization		(34.2)	(28.2)
Total other intangible assets, net		55.2	61.2
Amortization expense related to intangible assets is included as a component of selling, general and administrative expenses in our consolidated statements of operations. Amortization expense related to intangibles was (in millions):

Year ended December 31,	$
2013	5.9
2012	5.9
2011	5.9
Expected amortization of intangible assets for each of the next five years is as follows (in millions):

Year ended December 31,	$
2014	5.9
2015	5.9
2016	5.5
2017	4.5
2018	4.1
Impairments
Our annual impairment tests performed in the fourth quarters of 2013, 2012 and 2011 resulted in no impairment to our indefinite-lived intangible assets. Future impairment charges could be required if we do not achieve cash flow, revenue and profitability projections.

9.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
As of December 31, 2013, approximately 1,600 (or approximately 69%) of our employees were union members.
We are a party to seven collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions:
In the US: the United Steelworkers of America ("USWA"); and the International Association of Machinists and Aerospace Workers ("IAMAW").
At St. Ann, Jamaica: the University and Allied Workers Union ("UAWU"); the Union of Technical, Administrative and Supervisory Personnel ("UTASP"); and the Bustamante Industrial Trade Union ("BITU").

•	An agreement at St. Ann with the UTASP representing supervisory and technical salaried workers expired in December 2013. We are expecting to receive a claim for a new contract in second quarter 2014.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We received a claim for a new contract in January 2014 and plan to commence negotiations in the first quarter of 2014.

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
In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time-lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter's compliance with NAAQS. Failure to meet NAAQS may require us to incur material capital and operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term contract with Ameren for our electricity supply at New Madrid, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $3.3 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the MoPSC based on two components: a base rate and a fuel adjustment charge. The MoPSC determines whether to make changes to the base rate and fuel adjustment charge.
Operating Leases
We operate certain office, manufacturing and warehouse facilities under operating leases. In most cases, we expect leases to be renewed or replaced with other leases when they expire.
Rental expense for all operating leases except those with terms of one month or less that were not renewed totaled $3.2 million, $2.5 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2013 follows (in millions):

Year ended December 31,	$
2014	2.8
2015	1.9
2016	1.6
2017	1.6
2018	1.0
Thereafter	3.8
Purchase Commitment
In July 2012, we announced a project to invest $45.0 million to build a new rod mill at our facility in New Madrid, Missouri, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod. In April 2013, we entered into a financing arrangement with a third party to finance the off-site construction of the rod production line, which comprises certain machinery, equipment and other components. Pursuant to the terms of the third party arrangement, upon delivery of the production line to our facility, we will repay the third party for amounts paid to the construction company throughout the construction phase, plus interest and fees, and assume any remaining payments. We anticipate delivery of the rod production line in September 2014. Total payments related to the construction of the rod production line are expected to be approximately €11.5 million in the aggregate, however the amount and timing of the payments are subject to variability due to the progression of the construction.
10.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	December 31, 2013			December 31, 2012
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net (1)	173.1	146.8	11.00%	275.3	258.8	4.52%
Term B Loan, net	475.0	475.0	5.75%	320.4	320.4	5.75%
Project specific financing	11.0	11.0	9.00%	—	—	—
Total debt, net	659.1			595.7
Less: current portion	(4.9)			(3.3)
Long-term debt, net	654.2			592.4

(1)
We refer to the Senior Unsecured Notes due 2019 issued by Noranda AcquisitionCo ("AcquisitionCo Notes due 2019") outstanding at December 31, 2013 and Senior Floating Rate Notes due 2015 issued by Noranda AcquisitionCo ("AcquisitionCo Notes due 2015") outstanding at December 31, 2012 collectively as the "AcquisitionCo Notes."

2013 Refinancing
On March 8, 2013, we completed a private offering of $175.0 million aggregate principal amount of 11.00% senior unsecured notes due 2019. Additionally, we entered into an incremental term loan facility in the amount of $110.0 million under our existing term loan credit agreement (the "$110.0 million incremental Term B Loan"). We used the net proceeds from the offering of the AcquisitionCo Notes due 2019 and the $110.0 million incremental Term B Loan to redeem the remaining $275.3 million outstanding AcquisitionCo Notes due 2015. We refer to these transactions, collectively, as the "2013 Refinancing."
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2017 and, except as set forth herein, will be subject to the same terms and conditions as loans under the existing asset-based loan credit agreement.
We recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing, representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015.
In first quarter 2012, we refinanced our Senior Secured Credit Facilities (the "2012 Refinancing").
We recorded debt refinancing expense of $8.1 million related to the 2012 Refinancing, comprising $5.7 million of creditor fees related to the new senior secured credit facilities and $2.4 million of deferred financing fees related to the existing senior secured credit facilities.
As of December 31, 2013 and December 31, 2012 the amount outstanding under our Term B Loan was recorded in our consolidated balance sheets net of $2.8 million and $2.2 million, respectively, of unamortized discount. The carrying value of the AcquisitionCo Notes due 2019 was recorded net of unamortized underwriting discount of $1.9 million at December 31, 2013.
In December 2012, we entered into a financing agreement with a third party (the "project specific financing") which allows us to borrow a maximum of $20.0 million to fund capital improvements for port expansion at our bauxite mining operation to increase our shipping capacity. As of December 31, 2013, the outstanding balance was $11.0 million at an interest rate of 9.00%. We will repay $2.8 million annually beginning January 2015 through December 2018.
Including required repayments of the incremental Term B Loan borrowings, we are required to repay $1.2 million of the total Term B Loan quarterly.
Debt maturities over each of the next five years and thereafter are as follows (in millions):

$
2014	4.9
2015	7.6
2016	7.6
2017	7.6
2018	7.6
Thereafter	628.5
Total debt	663.8
The debt maturity schedule above does not reflect the effect of any optional repayments we may elect to make on our outstanding debt.
Senior Secured Credit Facilities
Term B Loan
The Term B Loan consists of an initial borrowing of $325.0 million. The credit agreement governing the Term B Loan also permits Noranda AcquisitionCo to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $100.0 million and (2) an amount such that, after giving effect to such incremental borrowing, Noranda AcquisitionCo will have a total net senior secured leverage ratio of not greater than 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such borrowings.
On March 8, 2013, we entered into an incremental term loan facility in the amount of $110.0 million under our existing term loan credit agreement (the "$110.0 million incremental Term B Loan"). The $110.0 million incremental Term B Loan agreement permitted us to incur further incremental borrowings under the existing Term B Loan in an aggregate principal amount not to exceed the greater of (1) $50.0 million and (2) an amount such that, after giving effect to such incremental borrowing, we would be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. On May 29, 2013, we borrowed an additional $50.0 million, which we refer to as the "$50.0 million incremental Term B Loan." Borrowings under the $50.0 million incremental Term B Loan were used for general corporate purposes. The $110.0 million incremental Term B Loan and the $50.0 million incremental Term B Loan are due and payable on February 28, 2019 and have the same terms as borrowings under the existing Term B Loan.
Obligations of Noranda AcquisitionCo under the Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently NHB Capital LLC ("NHB"), in which we have a 100% ownership interest, is our only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are second priority (subordinate to the liens in favor of the Revolver) with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All outstanding principal and interest under the Term B Loan will be due and payable on February 28, 2019. The Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable in quarterly installments, with the balance due on the maturity date.
Noranda AcquisitionCo may prepay amounts outstanding under the Term B Loan at any time. If such prepayment were made on or prior to the first anniversary of the date of the Term B Loan initial borrowing as a result of certain refinancing or repricing transactions, Noranda AcquisitionCo would have been required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. No such fees were incurred in 2013 or 2012. Subject to certain exceptions, the Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of annual excess cash flow, which percentage is based upon Noranda AcquisitionCo's total net senior secured leverage ratio. During both 2013 and 2012, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement, nor, given our 2013 financial results, will any mandatory prepayments be due pursuant to the cash flow sweep provisions of the credit agreement during 2014.
Borrowings under the Term B Loan bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner (provided such base rate shall not be less than 2.25%) or (b) an adjusted eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate shall not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The Term B Loan contains certain customary affirmative and negative covenants, restrictions and events of default.
Revolver
Subject to certain exceptions, maximum availability under the Revolver is equal to the lesser of (1) $250.0 million and (2) a borrowing base equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (a) 80% of the lesser of the original cost or market value of eligible inventory and (b) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves. The borrowers may request the issuance of letters of credit up to an aggregate face amount of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the Revolver. The Revolver also permits Noranda AcquisitionCo to incur incremental commitments thereunder in an aggregate principal amount of up to $100.0 million. Incremental commitments are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such commitments.
Obligations of the borrowers under the Revolver are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo's wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently, NHB is the only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are first priority with respect to accounts receivable, inventory and certain related assets and second priority (subordinate to the liens in favor of the Term B Loan) with respect to all other pledged assets.
All outstanding principal and interest under the Revolver will be due and payable on February 28, 2017. Noranda AcquisitionCo may prepay amounts, and/or terminate commitments, outstanding under the Revolver at any time without penalty or premium.
Borrowings under the Revolver bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo's option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin is determined based on Noranda AcquisitionCo's average quarterly excess availability under the Revolver. The applicable margin ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.5% to 2.00% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (a) the applicable margin with respect to eurodollar borrowings and (b) the average amount available to be drawn under outstanding letters of credit during such quarter.
The Revolver contains certain customary affirmative and negative covenants, restrictions and events of default. If our Revolver Fixed-Charge Coverage Ratio is less than 1.0 to 1.0 , we must maintain at least $20.0 million of available borrowing capacity under our Revolver. As of December 31, 2013, our Revolver Fixed-Charge Coverage Ratio was greater than 1.0 to 1.0.
The Revolver had no outstanding balance at December 31, 2013 or December 31, 2012. Outstanding letters of credit on the Revolver were $34.6 million and $31.1 million, respectively, at December 31, 2013 and December 31, 2012. Our effective borrowing capacity calculated as of December 31, 2013 was $117.0 million.
AcquisitionCo Notes due 2019
On March 8, 2013, we completed a private offering of $175.0 million of 11.00% AcquisitionCo Notes due June 1, 2019. The AcquisitionCo Notes due 2019 are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by Noranda HoldCo

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. The indenture governing the AcquisitionCo Notes due 2019 contains certain customary affirmative and negative covenants, restrictions and events of default.
AcquisitionCo Notes due 2015
On May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015. The AcquisitionCo Notes mature on May 15, 2015. Through May 15, 2011, Noranda AcquisitionCo was permitted to elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes by paying interest entirely in kind ("PIK interest") or (iii) 50% in cash and 50% in PIK interest. For all subsequent periods after May 15, 2011, Noranda AcquisitionCo was required to pay all interest in cash. The AcquisitionCo Notes cash interest accrued at six-month LIBOR plus 4.0% per annum, reset semi-annually. During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes due 2015 as payment-in-kind interest due May 15, 2011. The AcquisitionCo Notes due 2015 were all redeemed in March 2013 in connection with the 2013 Refinancing.
Certain covenants
Certain covenants contained in our debt agreements governing our Senior Secured Credit Facilities and the indenture governing our AcquisitionCo Notes restrict our ability to take certain actions if we are unable to meet certain ratios of Adjusted EBITDA to fixed charges and Net Debt, Senior Secured Net Debt and Senior First Lien Secured Net Debt to Adjusted EBITDA. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. In addition to the restrictive covenants described above, upon the occurrence of certain events, such as a change of control, our debt agreements could require that we repay or refinance our indebtedness.

11.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations. See Note 1, "Accounting Policies" for further information. The reclamation obligations were $1.4 million and $2.5 million at December 31, 2013 and 2012, respectively. These amounts are included in accrued liabilities in the accompanying consolidated balance sheets.
A summary of our reclamation obligations activity at St. Ann follows (in millions):

	Year ended December 31,
	2013	2012
	$	$
Balance, beginning of period	2.5	4.6
Additional liabilities incurred	3.3	3.1
Liabilities settled	(4.4)	(5.2)
Balance, end of period	1.4	2.5
Land Obligation
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options ("St. Ann Land Obligation"). See Note 1, "Accounting Policies" for further information. Our current and long-term portions of the St. Ann Land Obligation were $3.7 million and $6.8 million, respectively, at December 31, 2013 and $4.9 million and $9.2 million, respectively, at December 31, 2012 and are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
Relocating residents occurs often over several years, requiring management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates; therefore, further adjustments to the St. Ann Land Obligation and the Predecessor Land Obligations may be necessary. These adjustments, including the effects of fluctuations in foreign currency exchange rates, are aggregated in the following table as revisions to the obligation.
A summary of our St. Ann Land Obligation activity follows (in millions):

	Year ended December 31,
	2013	2012
	$	$
Balance, beginning of period	14.1	13.2
Additional liabilities incurred	0.7	1.7
Liabilities settled	(0.7)	(0.8)
Revisions to the obligation	(3.6)	—
Balance, end of period	10.5	14.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
Our asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of red mud lakes at the Gramercy facility, where Gramercy disposes of wastes from its refining process.
The current portion of the liability of $2.2 million and $2.4 million at December 31, 2013 and 2012, respectively, related to the disposal of spent pot-liners at New Madrid and was recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $14.3 million and $13.4 million at December 31, 2013 and 2012, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheets.
A summary of our asset retirement obligations activity follows (in millions):

	Year ended December 31,
	2013	2012
	$	$
Balance, beginning of period	15.8	15.7
Additional liabilities incurred	0.9	1.1
Liabilities settled	(1.2)	(1.9)
Accretion	1.0	0.9
Balance, end of period	16.5	15.8
At each of December 31, 2013 and 2012, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheets.
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
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of December 31, 2013 and 2012, our consolidated balance sheets included undiscounted liabilities of $1.7 million and $2.0 million, respectively, in accrued liabilities and $1.2 million in other long-term liabilities, for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.

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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In fourth quarter 2013, we completed a workforce reduction (see "Note 13, "Restructuring"). As a result, we offered special voluntary termination benefits to employees that (1) met certain criteria for early retirement and (2) accepted the benefit by the required deadline. For the year ended December 31, 2013, we recognized a termination benefit loss of $0.7 million within net periodic benefit cost.
Noranda Pension Plan assets
Weighted-average asset allocations as of December 31, 2013 and 2012 and the target asset allocations for 2014 were as follows:

	2013	2012	Target 2014
	%	%	%
Fixed income securities	32	36	35
Equity securities	68	64	65
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
The change in benefit obligation and change in plan assets for the Noranda pension plans were as follows (in millions):

	Year ended December 31,
	2013	2012
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	456.7	404.6
Service cost	15.4	13.5
Interest cost	17.9	17.8
Plan changes	—	7.9
Actuarial (gain) loss	(50.5)	29.3
Benefits paid	(17.4)	(16.4)
Special termination benefits	0.7	—
Benefit obligation, end of period	422.8	456.7

Change in plan assets:
Fair value of plan assets, beginning of period	287.3	246.9
Actual return on plan assets	38.9	28.9
Employer contributions	14.6	27.9
Benefits paid	(17.4)	(16.4)
Fair value of plan assets, end of period	323.4	287.3

Funded status	(99.4)	(169.4)

Weighted-average assumptions:
Discount rate	4.8%	3.9%
Rate of compensation increase	4.0%	4.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in benefit obligation and change in plan assets for the Noranda OPEB plans were as follows (in millions):

	Year ended December 31,
	2013	2012
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	13.2	11.6
Service cost	0.4	0.4
Interest cost	0.5	0.5
Actuarial (gain) loss	(1.7)	1.2
Curtailments	(0.4)	—
Benefits paid	(0.5)	(0.5)
Benefit obligation, end of period	11.5	13.2

Change in plan assets:
Fair value of plan assets, beginning of period	0.1	0.1
Employer contributions	0.5	0.5
Benefits paid	(0.5)	(0.5)
Fair value of plan assets, end of period	0.1	0.1

Funded status	(11.4)	(13.1)

Weighted-average assumptions:
Discount rate	4.9%	3.9%
Rate of compensation increase	4.0%	4.3%
The net liability for the Noranda plans was recorded in the consolidated balance sheets as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
Current liability	(0.5)	(0.5)	(0.4)	(0.4)
Long-term liability	(98.9)	(168.9)	(11.0)	(12.7)
Total	(99.4)	(169.4)	(11.4)	(13.1)
In 2014, we expect to reclassify approximately $5.5 million and $0.1 million from AOCI related to the Noranda pension and OPEB plans, respectively, into net income through net periodic cost. Amounts related to the Noranda plans in AOCI were as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
Net actuarial loss	81.2	163.4	0.7	2.8
Prior service cost	9.0	10.0	0.3	0.5
Accumulated other comprehensive loss	90.2	173.4	1.0	3.3
The Noranda OPEB benefit obligation included estimated health insurance benefits of $1.0 million, $1.1 million and $0.8 million at December 31, 2013, 2012 and 2011, respectively. The healthcare cost trend rates used in developing the periodic cost and the projected benefit obligation are 7.5% grading to 5% over six years.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit costs related to the Noranda Pension Plans included the following (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Service cost	15.4	13.5	10.5
Interest cost	17.9	17.8	18.3
Expected return on plan assets	(20.1)	(19.1)	(19.5)
Recognized actuarial loss	12.8	11.2	5.2
Amortization of prior service cost	1.1	0.6	0.4
Settlement and termination benefits loss	0.7	—	0.1
Net periodic cost	27.8	24.0	15.0

Weighted-average assumptions:
Discount rate	3.9%	4.4%	5.3%
Expected rate of return on plan assets	7.0%	7.5%	7.8%
Rate of compensation increase	4.0%	4.0%	4.0%
Net periodic benefit costs related to the Noranda OPEB plans included the following (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Service cost	0.4	0.4	0.3
Interest cost	0.5	0.5	0.5
Recognized actuarial (gain) loss	0.1	—	0.1
Amortization of prior service cost (benefit)	0.1	0.1	(0.1)
Net periodic cost	1.1	1.0	0.8

Weighted-average assumptions:
Discount rate	3.9%	4.4%	5.3%
Rate of compensation increase	4.3%	4.3%	4.3%
The effects of a one percentage point change in the assumed health care cost trend rate on our Noranda OPEB plans’ post-retirement benefit obligation were as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.9	0.9	0.9
Accumulated post-retirement benefit obligation	11.5	11.5	11.5
The projected and accumulated benefit obligations in excess of plan assets for our Noranda pension plans were as follows (in millions):

	December 31,
	2013	2012
	$	$
Projected benefit obligation	(422.8)	(456.7)
Accumulated benefit obligation	(406.9)	(440.1)
Fair value of plan assets	323.4	287.3
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
Our St. Ann Pension Plan’s weighted-average asset allocations at December 31, 2013 and 2012 and the target allocations for 2014 by asset category were as follows:

	2013	2012	Target 2014
	%	%	%
Global equity securities	23	27	35
Real estate	9	5	10
Fixed income securities	60	56	45
Other	8	12	10
We seek a balanced return on plan assets through a diversified investment strategy. In developing the long-term rate of return assumption for plan assets, we evaluate the plan’s historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plan’s investments will continue to generate long-term returns of at least 7% per annum.
The change in benefit obligation and change in plan assets for the St. Ann Plans were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	Year ended December 31,		Year ended December 31,
	2013	2012	2013	2012
	$	$	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	18.9	21.4	5.7	7.4
Service cost	0.5	0.7	0.2	0.3
Interest cost	1.7	1.5	0.4	0.5
Contributions by plan participants	0.9	0.9	—	—
Actuarial (gain) loss	2.6	(3.4)	0.8	(1.6)
Foreign currency changes	(3.1)	(1.7)	(0.9)	(0.6)
Benefits paid	(0.7)	(0.5)	(0.3)	(0.3)
Benefit obligation, end of period	20.8	18.9	5.9	5.7

Change in plan assets:
Fair value of plan assets, beginning of period	28.6	28.4	—	—
Employer contributions	0.5	0.7	0.3	0.3
Contributions by plan participants	0.9	0.9	—	—
Actual return on plan assets	1.6	1.2	—	—
Benefits paid	(0.7)	(0.5)	(0.3)	(0.3)
Foreign currency changes	(4.2)	(2.1)	—	—
Fair value of plan assets, end of period	26.7	28.6	—	—

Funded status	5.9	9.7	(5.9)	(5.7)

Weighted-average assumptions:
Discount rate	7.5%	9.0%	7.5%	9.0%
Rate of compensation increase	5.0%	6.0%	5.0%	6.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net asset (liability) for the St. Ann Plans was recorded in the consolidated balance sheets as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
Long-term asset	5.9	9.7	—	—
Long-term liability	—	—	(5.9)	(5.7)
Total	5.9	9.7	(5.9)	(5.7)
Net actuarial (gains) losses related to the St. Ann Pension and OPEB plans in AOCI were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31,		December 31,
	2013	2012	2013	2012
	$	$	$	$
Accumulated other comprehensive (gain) loss	6.1	1.7	(2.2)	(2.2)
Net periodic benefit costs related to the St. Ann Pension Plans included the following (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Service cost	0.5	0.7	0.6
Interest cost	1.7	1.5	1.4
Expected return on plan assets	(2.3)	(2.1)	(1.8)
Recognized actuarial loss	—	—	0.2
Net periodic cost	(0.1)	0.1	0.4

Weighted-average assumptions:
Discount rate	9.0%	7.0%	8.0%
Expected rate of return on plan assets	8.0%	7.0%	9.0%
Rate of compensation increase	6.0%	5.0%	7.0%
Net periodic benefit costs related to the St. Ann OPEB Plan included the following (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Service cost	0.2	0.3	0.4
Interest cost	0.5	0.5	0.9
Amortization of prior service cost (benefit)	(0.1)	—	—
Recognized actuarial loss	—	—	0.2
Net periodic cost	0.6	0.8	1.5

Weighted-average assumptions:
Discount rate	9.0%	7.0%	8.0%
Rate of compensation increase	6.0%	5.0%	7.0%
The effect of a one-percentage-point change in the assumed health care cost trend rate on our St. Ann OPEB plan’s benefit obligation was as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.6	0.7	0.8
Projected post-retirement benefit obligation	(5.2)	(6.0)	(6.8)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, St. Ann Pension Plan assets exceeded the projected benefit obligation and the accumulated benefit obligation.
Expected Employer Contributions
Expected contributions approximate $18.8 million and $0.2 million for the Noranda Pension Plans and the St. Ann Pension Plans, respectively, in 2014. We may elect to make additional contributions to the plans.
Expected Future Benefit Payments
The following table provides our estimated future benefit payments for the pension and OPEB plans at December 31, 2013 (in millions):

	Noranda Plans		St. Ann Plans
	Pension benefits	OPEB benefits	Pension benefits	OPEB benefits
Year ended December 31,	$	$	$	$
2014	19.2	0.5	0.8	0.3
2015	20.3	0.5	0.9	0.3
2016	21.3	0.5	0.9	0.4
2017	22.5	0.5	1.1	0.4
2018	23.8	0.5	1.3	0.4
Thereafter	135.5	3.5	9.4	2.9
Total	242.6	6.0	14.4	4.7
Defined Contribution Plans
We also have defined contribution retirement plans that cover our eligible employees. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to these plans are based on employee contributions and were as follows (in millions):

Year ended December 31,	$
2013	4.1
2012	4.1
2011	3.3

13.	RESTRUCTURING
We announced workforce reductions on October 30, 2013 and December 17, 2013, which affected approximately 160 employees through a combination of voluntary retirement packages and involuntary terminations.
We completed substantially all activities associated with these workforce reductions as of December 31, 2013. These 2013 actions resulted in $5.6 million of pre-tax charges for one-time termination benefits reflected in the consolidated statements of operations as a component of selling, general and administrative expenses for the year ended December 31, 2013. During fourth quarter 2013, $0.7 million of special termination benefits related to the restructuring were recorded to the pension liability and adjusted through net periodic pension cost.
Unpaid restructuring costs are recorded in accrued liabilities on our consolidated balance sheets. We will pay the majority of these restructuring expenses within the first quarter of 2014.

The following table summarizes our restructuring activities by segment (in millions):

Total restructuring liability
$
2013 restructuring expense:
Bauxite	0.7
Alumina	0.5
Primary Aluminum	1.8
Flat-Rolled Products	1.5
Corporate	1.1
Total	5.6
Benefits paid in 2013	(0.3)
Balance, December 31, 2013	5.3

14.    DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.
Fixed price aluminum swaps. Through 2010, we utilized a hedging strategy designed to reduce commodity price risk and protect operating cash flows in the Primary Aluminum segment through the use of fixed price aluminum sale swaps. In May 2010, we settled all of our remaining fixed price aluminum swaps and used the proceeds to repay indebtedness. As of December 31, 2013, we had no outstanding fixed price aluminum swaps.
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
As of December 31, 2013, our outstanding fixed price aluminum customer contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.99	71.0
2015	1.01	3.3
As of December 31, 2013, our outstanding variable price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.87	77.0
2015	0.90	3.3
As of December 31, 2013, our outstanding variable price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.11	72.4
2015	0.10	3.3
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index price of natural gas, we have, from time to time, entered into

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. As of December 31, 2013, we have no outstanding natural gas swaps.
Fixed-price natural gas contract. In 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for a portion of the refinery's anticipated natural gas usage in the period from April through December 2012. We recorded these contracts as derivatives, based on the fair value using the Henry Hub Index price of natural gas. As of December 31, 2013, we had no fixed price purchases of natural gas remaining.
Interest rate swaps. We had interest rate swap agreements to limit our exposure to floating interest rates through November 15, 2011. As of December 31, 2013, we had no outstanding interest rate swaps.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying consolidated balance sheets. The following table presents the carrying values of our derivative instruments outstanding (in millions):

	December 31,
	2013	2012
	$	$
Fixed price aluminum customer contracts	2.9	(0.8)
Variable price aluminum offset swaps	(4.2)	0.5
Variable price MWP contracts	1.8	1.1
Total	0.5	0.8
We have three counterparties for our variable price aluminum offset swaps. Our variable-price MWP contracts are with various other counterparties. With each of the counterparties of our variable price aluminum offset swaps, we have a master netting arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master netting arrangements do not require us to post additional collateral, or cash margin. We present the fair values of derivatives which are subject to a master netting arrangement in a net position on the unaudited consolidated balance sheets. The following is a presentation of the gross components of our net derivative balances (in millions):

	As of December 31, 2013
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	4.5	4.5
Total current derivative assets	—	—	—	4.5	4.5

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of December 31, 2013
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.3)	—	(2.3)	—	(2.3)
Master netting arrangement with counterparty two	(1.7)	—	(1.7)	—	(1.7)
Total current derivative liabilities	(4.0)	—	(4.0)	—	(4.0)

Master netting arrangement with counterparty two	(0.2)	—	(0.2)	—	(0.2)
Total long-term derivative liabilities	(0.2)	—	(0.2)	—	(0.2)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2012
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Master netting arrangement with counterparty one	2.0	(1.5)	0.5	—	0.5
Various counterparties not subject to a master netting arrangement	—	—	—	2.1	2.1
Total current derivative assets	2.0	(1.5)	0.5	2.1	2.6

Master netting arrangement with counterparty one	—	—	—	0.1	0.1
Total long-term derivative assets	—	—	—	0.1	0.1

	As of December 31, 2012
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(1.5)	1.5	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	(1.8)	(1.8)
Total current derivative liabilities	(1.5)	1.5	—	(1.8)	(1.8)

Various counterparties not subject to a master netting arrangement	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)
For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of any gain or loss on the derivative was reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. As of December 31, 2013 and December 31, 2012, respectively, none of our derivative instruments were designated and qualified as fair value or cash flow hedges.
The following is a gross presentation of the derivative balances segregated by type of contract (in millions):

	December 31, 2013		December 31, 2012
	Hedges that did not qualify for hedge accounting		Hedges that did not qualify for hedge accounting
	Asset	Liability	Asset	Liability
Fixed price aluminum customer contracts	2.9	—	1.1	(1.9)
Variable price aluminum offset swaps	—	(4.2)	2.0	(1.5)
Variable price MWP contracts	1.8	—	1.1	—
Natural gas swaps	—	—	—	—
Total	4.7	(4.2)	4.2	(3.4)
Fixed price aluminum swaps. We discontinued hedge accounting for all our aluminum fixed price sale swaps on January 29, 2009. At that date, amounts were frozen in AOCI until such time as they were reclassified into earnings in the period the hedged sales occurred, or until it was determined that the original forecasted sales are probable of not occurring. During third quarter 2012, we determined that certain of the forecasted sales transactions were no longer probable of occurring and as a result, we reclassified $2.6 million of gains into earnings, which was reflected in gain on hedging activities, net in the consolidated statement of operations for the year ended December 31, 2012. During the year ended December 31, 2013, we reclassified the remaining $6.4 million of gains into earnings, which was reflected in (gain) loss on hedging activities, net in the consolidated statement of operations. As of December 31, 2013, there were no remaining derivative gains or losses on hedging activities in AOCI.

•
Natural gas swaps. As a result of entering into the fixed-price natural gas contracts, we discontinued hedge accounting for all natural gas contracts designated as cash flow hedges. All remaining amounts were frozen in AOCI and were reclassified into earnings during 2012.

Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through earnings in (gain) loss on hedging activities, net in the consolidated statements of operations.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents how our hedging activities affected our consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Year ended December 31, 2013:
Fixed price aluminum swaps	(6.4)	—	(6.4)
Fixed price aluminum customer contracts	—	(3.7)	(3.7)
Variable price aluminum offset swaps	—	13.0	13.0
Midwest premium contracts	—	(0.6)	(0.6)
Total	(6.4)	8.7	2.3
Year ended December 31, 2012:
Fixed price aluminum swaps	(109.7)	—	(109.7)
Fixed price aluminum customer contracts	—	2.8	2.8
Variable price aluminum offset swaps	—	0.2	0.2
Midwest premium contracts	—	(0.7)	(0.7)
Natural gas swaps	25.5	0.7	26.2
Total	(84.2)	3.0	(81.2)
Year ended December 31, 2011:
Fixed price aluminum swaps	(114.0)	—	(114.0)
Fixed price aluminum customer contracts	—	(2.0)	(2.0)
Variable price aluminum offset swaps	—	9.2	9.2
Natural gas swaps	15.3	4.9	20.2
Interest rate swaps	—	0.2	0.2
Total	(98.7)	12.3	(86.4)

15.	SHAREHOLDERS' EQUITY
Our authorized capital stock was 225.0 million shares, of which 200.0 million shares ($0.01 par value) was designated as common stock and 25.0 million shares (at $0.01 par value) was designated as preferred stock as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, no preferred stock was outstanding.
Cash Dividend
The following table summarizes the cash dividends paid during 2011, 2012, and 2013. The dividends paid on November 22, 2011 of $1.00 per share and paid on March 19, 2012 of $1.25 per share represent supplemental cash dividends declared by the Board.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
November 1, 2011	0.03	November 22, 2011	2.0
November 1, 2011	1.00	November 22, 2011	67.3
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
October 24, 2012	0.04	November 28, 2012	2.9
February 20, 2013	0.04	March 27, 2013	2.7
April 24, 2013	0.04	May 29, 2013	2.7
July 24, 2013	0.04	August 28, 2013	2.8
October 30, 2013	0.01	December 5, 2013	0.7
On February 19, 2014, the Board declared a regular quarterly dividend of $0.01 per share to be paid on March 26, 2014 to shareholders of record as of March 3, 2014. Cash payments related to the dividend will total approximately $0.7 million.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of his employment agreement, our Chief Executive Officer ("CEO") agreed to purchase 200,000 shares of common stock at $10.00 per share, for a total investment of $2.0 million. His employment agreement provided that shares purchased carry a redemption feature which guaranteed total realization on these shares of at least $7.5 million (since reduced to $7.0 million as of December 31, 2012 to reflect dividends to date) in the event a change in control occurred prior to March 3, 2013, and the CEO remained employed with us through the twelve month anniversary of such change in control or experienced certain qualifying terminations of employment.
Because of the existence of the conditional redemption feature, the carrying value of these 200,000 shares of common stock was reported outside of permanent equity. In accordance with FASB ASC Topic 718, Compensation — Stock Compensation ("ASC Topic 718"), the carrying amount of the common stock subject to redemption was reported as the $2.0 million in proceeds. Because a change in control did not occur prior to March 3, 2013, the carrying value of that common stock was not adjusted to the $7.0 million redemption amount. During the year ended December 31, 2013, the carrying amount of $2.0 million was reclassified into permanent equity.

16.	SHARE-BASED PAYMENTS
Noranda Long-Term Incentive Plans
We recorded stock compensation expense as follows (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Stock options	0.1	0.5	2.5
Restricted stock and restricted stock unit equity awards	4.7	4.2	2.1
Restricted stock unit liability awards	—	0.2	0.7
Total stock compensation expense before income taxes	4.8	4.9	5.3
Income tax benefit	(1.6)	(1.6)	(1.9)
Total stock compensation expense, net of income taxes	3.2	3.3	3.4
We reserved 3,800,000 shares of common stock for issuance under our Noranda 2007 Long-Term Incentive Plan. Employees and non-employee directors held 1,183,449 options at December 31, 2013. The investor director provider group held 140,000 options at December 31, 2013. The investor director provider group consists of the full-time employees of our principal shareholders affiliated with Apollo Management VI ("Apollo") who serve on our Board. Common stock shares awarded or sold to employees and non-employee directors under the plan, including exercised stock options, totaled 1,828,905 shares through December 31, 2013. We had 647,645 shares available for issuance under the 2007 Long-Term Incentive Plan as of December 31, 2013.
We reserved 5,200,000 shares of common stock for issuance under our Noranda 2010 Incentive Award Plan. As of December 31, 2013, employees and non-employee directors held 481,432 unvested service-vesting restricted stock units ("RSUs") awards, 414,678 shares of restricted stock, a target amount of 1,303,570 performance-vesting restricted shares and RSUs and a target amount of 193,066 market-based restricted stock. The outstanding award amounts include dividend equivalent units issued to restricted stock and RSU holders in connection with the cash dividend paid to shareholders discussed in Note 15, "Shareholders' Equity". The number and grant date fair value of the performance awards to be issued, a maximum of 1,714,836 awards, will be based on Company performance for the years 2013 through 2014. A total of 425,928 service-vesting RSUs, 92,942 service-vesting restricted stock and 25,612 performance-vesting restricted shares and RSUs have vested as of December 31, 2013. We reacquired 122,692 shares upon vesting based on employee elections to use shares to pay for minimum statutory withholding taxes on the shares vested. We had 2,385,466 shares available for issuance under the 2010 Incentive Award Plan as of December 31, 2013.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our stock option activity and related information follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)	Common shares	Weighted-average exercise price
		$	$		$
Outstanding, December 31, 2010	2,087,056	1.76		140,000	9.00
Exercised	(426,263)	1.57	5.3	—	—
Forfeited	(23,362)	1.67		—	—
Outstanding, December 31, 2011	1,637,431	1.81		140,000	9.00
Exercised	(329,442)	1.90	1.9	—	—
Outstanding, December 31, 2012	1,307,989	1.89	5.7	140,000	9.00
Exercised	(104,640)	1.60	0.2	—	—
Forfeited	(19,900)	1.81		—	—
Outstanding, December 31, 2013	1,183,449	1.92	2.0	140,000	9.00
Fully vested and exercisable, December 31, 2013 (weighted-average remaining contractual term of 4.2 years and 3.8 years, respectively)	1,091,614	1.98	1.8	140,000	9.00
Sixty thousand non-employee director options which were not in-the-money at December 31, 2013, and therefore have a negative intrinsic value, have been excluded from the aggregate intrinsic value shown above. None of the 140,000 investor director provider options were in-the-money at December 31, 2013.
We estimated the grant date fair value of stock options using the Black-Scholes-Merton option pricing model. We did not grant stock options in 2013, 2012 or 2011.
In 2013 and 2012, we granted 20,000 and 25,000, respectively, of cash-settled service-vesting RSUs ("the investor director provider RSUs,") in lieu of RSUs that would otherwise be granted under the director compensation program and 728 and 638, respectively, of dividend equivalent units to the investor director provider group. We make a cash payment to Apollo equal to the fair market value of the outstanding investor director provider RSUs on the vesting dates. We account for the investor director provider RSUs as liability awards. We remeasure the fair value of the liability at each reporting date and adjust stock compensation expense so that the amount ultimately recorded as stock compensation expense will equal the cash paid on the vesting date (see Note 4, "Fair Value Measurements"). We paid Apollo $0.1 million and $0.3 million for vested RSUs during the year ended December 31, 2013 and 2012, respectively. As of December 31, 2012 we had $0.1 million recorded in accrued liabilities in the consolidated balance sheets for these awards.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our employee and non-employee director RSU and restricted stock activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards (1)
	#	$	#	$	#	$	#
Non-Vested, December 31, 2010	103,524	11.63	—	—	—	—	—
Granted	432,165	14.80	—	—	—	—	248,038
Dividend equivalent units granted	66,471	7.45	—	—	—	—	31,856
Vested (aggregate intrinsic value of $0.5 million)	(65,014)	11.54	—	—	—	—	—
Forfeited	(57,681)	13.79	—	—	—	—	(19,028)
Non-vested, December 31, 2011	479,465	13.66	—	—	—	—	260,866
Granted	407,760	11.75	—	—	—	—	462,053
Dividend equivalent units granted	16,855	7.18	—	—	—	—	103,173
Vested (aggregate intrinsic value of $1.5 million	(142,506)	13.62	—	—	—	—	—
Forfeited	(13,637)	13.62	—	—	—	—	(5,429)
Non-vested, December 31, 2012 (aggregate intrinsic value of $9.6 million)	747,937	12.48	—	—	—	—	820,663
Granted	502,576	4.08	—	—	188,000	2.13	512,988
Grant date determined during the period	—	—	294,336	5.22	—	—	(294,336)
Dividend equivalent units granted	30,763	3.52	10,583	3.60	5,066	3.36	32,581
Vested (aggregate intrinsic value of $1.2 million)	(311,350)	12.52	—	—	—	—	(25,612)
Forfeited	(73,816)	8.67	(4,479)	6.05	—	—	(43,154)
Non-vested, December 31, 2013 (aggregate intrinsic value of $7.9 million)	896,110	7.76	300,440	5.15	193,066	2.16	1,003,130

(1)
As a result of the restructuring which took place during the fourth quarter of 2013, employees with performance-vesting restricted stock vested their awards as of their termination date inclusive of a service factor. The aggregate intrinsic value associated with those vestings was $0.1 million as of December 31, 2013.

Our investor director provider RSU activity was as follows:

# RSUs
Non-vested, December 31, 2010	—
Granted	90,000
Dividend equivalent units granted	12,443
Vested	(68,295)
Non-vested, December 31, 2011	34,148
Granted	25,000
Dividend equivalent units granted	638
Vested	(34,442)
Non-vested, December 31, 2012	25,344
Granted	20,000
Dividend equivalent units granted	728
Vested	(20,656)
Forfeited	(5,069)
Non-vested, December 31, 2013	20,347

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We estimated a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2013. We expect all share-based payment awards granted to executives and directors to vest. Dividend equivalent units vest on the same schedule as the related share-based payment awards. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. We recognize stock compensation expense on a straight-line basis over the three year vesting period. A grant date had not been determined as of December 31, 2013 for performance-vesting awards granted in 2012 and 2013 because the performance conditions had not yet been determined.
As of December 31, 2013, unrecognized stock compensation expense related to non-vested options, service-vesting RSUs, restricted stock, investor director provider RSUs and market-based restricted stock was $3.2 million. We will recognize this amount over a weighted-average period of 1.4 years. During first quarter 2013, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2011 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2012 or 2013 because the performance conditions had not been determined as of December 31, 2013.
Total fair value of options that vested for the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $1.1 million and $1.2 million, respectively. Total fair value of vested service-vesting RSUs and restricted stock was $3.1 million and $0.8 million respectively, for the year ended December 31, 2013. Only performance-vesting RSUs and restricted stock associated with the 2013 restructuring vested during the year ended December 31, 2013, total fair value of those vested RSUs and restricted stock was $0.1 million.
During first quarter 2012, in respect of the supplemental dividend of $1.25 discussed in Note 15, "Shareholders' Equity", holders of stock options and of service-vesting restricted stock and RSUs received $1.25 for each share underlying such awards. We accelerated $0.8 million of stock compensation expense in connection with this payment. Holders of performance-vesting restricted stock and RSUs were granted additional performance-vesting restricted stock or RSUs, as applicable. The number of additional shares or units was computed by dividing the amount of the dividend the award holder would have received for a number of shares of our common stock equal to the number subject to the applicable award divided by the fair market value of a share of our common stock on the last trading day before the dividend payment date. These additional shares or units are subject to the same vesting conditions as the underlying awards. Generally, holders of service-vesting and performance-vesting restricted stock and RSUs were granted additional shares or units, with respect to the $0.04 per share and $0.01 per share quarterly dividends during 2013. The number of additional shares or units was computed by dividing the amount of dividend the award holder would have received had the holder owned a number of shares equal to the number subject to the applicable award by the fair market value of a share of our common stock on the last trading day before the date of the dividend payment. These additional shares or units are subject to the same vesting conditions as the underlying award.
Employee Stock Purchase Plan
On May 10, 2012, our shareholders approved the 2012 Employee Stock Purchase Plan (the "ESPP"), which became effective on July 1, 2012. A total of 500,000 shares of common stock is available for issuance under the ESPP. The ESPP is designed to provide eligible employees an opportunity to purchase shares of our common stock at 95% of the fair market value on the purchase date. As of December 31, 2013 and December 31, 2012, activity under the ESPP was not material.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted EPS were calculated as follows (in millions, except per share):

	December 31,
	2013	2012	2011
Net income (loss)	$(47.6)	$49.5	$140.9
Weighted-average common shares outstanding:
Basic	67.94	67.55	67.06
Effect of dilutive options	—	1.57	1.29
Diluted	67.94	69.12	68.35
Net income (loss) per common share:
Basic	$(0.70)	$0.73	$2.10
Diluted	$(0.70)	$0.72	$2.06
Certain share-based payment awards whose terms and conditions are described in Note 16, "Share-Based Payments" could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those anti-dilutive share-based payment awards were as follows (in millions):

	December 31,
	2013	2012	2011
Antidilutive options	2.03	0.54	0.05

18.    INCOME TAXES
The components of income (loss) before income taxes were as follows (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
United States	(75.8)	83.4	178.3
Foreign	(2.0)	(8.8)	8.0
Total	(77.8)	74.6	186.3
Income tax expense (benefit) was as follows (in millions):

	Year ended December 31,
	2013	2012	2011
	$	$	$
Current:
Federal	1.9	26.2	63.7
Foreign	—	—	2.7
State	0.5	1.2	3.4
Current, total	2.4	27.4	69.8
Deferred:
Federal	(27.4)	0.6	(22.1)
Foreign	—	(2.8)	(0.8)
State	(2.0)	(0.1)	(1.5)
Effect of state law change	(3.2)	—	—
Deferred, total	(32.6)	(2.3)	(24.4)
Total	(30.2)	25.1	45.4
As of December 31, 2013, we had foreign net operating loss carry forwards of approximately $20.2 million with no expiration date and state net operating loss carryforwards of approximately $176.6 million expiring in years 2020 through 2028. In addition, as of December 31, 2013, we had state tax credit carryforwards of $0.8 million expiring in years 2014 through 2026.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a quarterly basis, we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. For the year ended December 31, 2013, we increased our valuation allowance by $3.8 million, primarily related to foreign and state net operating loss carry forwards. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded.
As of December 31, 2013, we have not provided for withholding or United States federal income taxes on approximately $28.7 million of accumulated undistributed earnings of our foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, an approximately $0.6 million deferred income tax liability would have been provided.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2013	2012
	$	$
Deferred tax liabilities:
Property related	129.9	139.4
Debt related	72.3	72.3
Investments	34.1	38.7
Inventory	7.6	12.1
Intangibles	10.5	12.0
Derivatives	0.2	2.6
Other	1.6	2.2
Total deferred tax liabilities	256.2	279.3
Deferred tax assets:
Compensation related	56.4	76.1
Capital and net operating loss carryforwards	13.5	8.8
Foreign and state tax credit carryforwards	0.5	1.0
Other	2.0	2.7
Total deferred tax assets	72.4	88.6
Valuation allowance for deferred tax assets	(10.8)	(7.0)
Net deferred tax assets	61.6	81.6
Net deferred tax liability	194.6	197.7
Reconciliation of Income Taxes
The reconciliation of the income taxes, calculated at the rates in effect, with the effective tax rate shown in the consolidated statements of operations, was as follows:

	December 31,
	2013	2012	2011
	%	%	%
Federal statutory income tax rate	35.0	35.0	35.0
Reconciling items between federal statutory income tax rate and effective tax rate:
State and local income taxes, net of federal benefit	1.1	1.1	0.7
Internal Revenue Code Sec. 199 manufacturing deduction	—	(3.6)	(3.9)
Federal valuation allowance	—	—	(5.4)
Reserve for uncertain tax positions	—	—	(2.6)
Effect of state law change	4.2	—	—
Other permanent items	(1.5)	1.1	0.6
Effective tax rate	38.8	33.6	24.4

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Apollo Acquisition, Xstrata generally agreed to indemnify us for taxes imposed on Noranda Intermediate and its subsidiaries with respect to periods ending on or prior to the date of the Apollo Acquisition. At each of December 31, 2013 and 2012, we had a receivable of $0.1 million from Xstrata equal to our provision for uncertain tax positions (net of federal benefits) for income taxes of Noranda Intermediate and its subsidiaries for periods ending on or prior to the date of the Apollo Acquisition.
As of December 31, 2013 and 2012 we had unrecognized tax benefits (including interest) of approximately $1.9 million and $2.1 million, respectively. We elected to accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. We had accrued interest and penalties related to unrecognized tax benefits of approximately $0.1 million at each of December 31, 2013 and 2012.
Changes in amounts of unrecognized tax benefits were as follows (in millions):

	December 31,
	2013	2012	2011
	$	$	$
Beginning of period	2.0	2.0	10.2
Tax positions related to the prior period:
Lapses on statute of limitations	(0.2)	—	(8.2)
End of period	1.8	2.0	2.0
As of December 31, 2013 and 2012 the total amounts of net unrecognized tax benefits that, if recognized, would impact the effective tax rate were $1.3 million and $1.4 million, respectively. Within the next twelve months, we estimate that the unrecognized benefits could change by approximately $0.1 million as a result of tax audit closings, settlements and the expiration of the statute of limitations with respect to returns in various jurisdictions.
We file a consolidated federal and various state income tax returns. The earliest year open to examination in the Company's major jurisdictions is 2010 for federal and state income tax returns.

19.	RELATED PARTY TRANSACTIONS
We sell flat-rolled products to Berry Plastics Corporation, a portfolio company of Apollo, under an annual sales contract. Sales to this entity were as follows (in millions):

Year ended December 31,	$
2013	8.5
2012	9.5
2011	9.0
We have historically sold flat-rolled products to Richardson Trident Co., which was acquired in first quarter of 2011 by Metals USA Holdings Corp, a portfolio company of Apollo. On April 12, 2013 Metals USA Holdings Corp. was acquired by Reliance Steel & Aluminum Co., a public company not affiliated with Apollo. Sales to Metals USA Holdings Corp. and its subsidiaries were as follows (in millions):

Year ended December 31,	$
2013 (1)	4.2
2012	11.4
2011	19.4

(1)	Sales to Metals USA Holding Corp. include the period in which Metals USA Holdings Corp was affiliated with Apollo through April 12, 2013.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable from related parties were as follows:

	Year ended December 31,
	2013	2012
	$	$
Berry Plastics Corporation	0.3	0.4
Metals USA Holdings Corp. (1)	—	1.0

(1)
As of April 12, 2013 Metals USA Holding Corp. was no longer affiliated with Apollo, therefore accounts receivable for Metals USA Holding Corp. as of December 31, 2013 are not disclosed as related party accounts receivable.

In connection with the 2012 Refinancing, we paid $0.7 million in fees to Apollo Global Securities, LLC, an affiliate of Apollo that participated in the arrangement and structuring of the 2012 Refinancing. Fees paid to Apollo Global Securities, LLC in connection with the 2013 Refinancing were immaterial.

20.    NON-CONTROLLING INTEREST
Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners ("NJBP"), in which the GOJ holds a 51% interest. NJBP mines bauxite, approximately 64% of which was sold to Gramercy during 2013, with the remaining majority sold to Sherwin Alumina Company.
St. Ann is a party to several agreements (collectively, the "Mining Agreements") with the GOJ. St. Ann and the GOJ have equal voting rights in NJBP’s executive committee. St. Ann manages the mining operations under a management agreement. St. Ann receives bauxite from NJBP at NJBP’s cost and pays the GOJ a return on its investment in NJBP through fees paid by NBL pursuant to an establishment agreement that defines the negotiated fiscal structure. St. Ann has a special mining lease with the GOJ for the supply of bauxite. The lease ensures access to sufficient reserves to allow St. Ann to ship annually 4.5 million dry metric tonnes ("DMT") of bauxite from mining operations in a specified concession area through September 30, 2030. In 2013, the GOJ gave us the option to mine up to 5.1 million DMT of bauxite during 2013 and up to 5.4 million DMT per annum for the period 2014 through 2017.
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

As of December 31, 2013 and 2012, we recorded accrued liabilities of $5.7 million and $5.3 million, respectively, for these fees. We had no prepaid GOJ royalties as of December 31, 2013 and 2012.
The establishment agreement with GOJ will terminate on December 31, 2014, and provides for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2014. As of December 31, 2013, we believe we have met our commitments under this agreement and will not incur any penalty that could be material to our consolidated financial statements. The terms of the establishment agreement required us to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011. We expect to begin negotiations for a new agreement with the GOJ during second quarter 2014.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the consolidation of NJBP, the following amounts were included in our consolidated balance sheets (in millions):

	December 31, 2013			December 31, 2012
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.6	—	0.6	1.7	—	1.7
Accounts receivable, net	13.3	(13.3)	—	15.4	(15.4)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	15.6	—	15.6	12.6	—	12.6
Other current assets	2.0	—	2.0	1.6	—	1.6
Property, plant and equipment, net	42.6	—	42.6	40.1	—	40.1
Other assets	5.1	—	5.1	5.0	—	5.0
Accounts payable	(62.1)	55.5	(6.6)	(58.3)	49.2	(9.1)
Accrued liabilities	(3.8)	—	(3.8)	(3.8)	—	(3.8)
Environmental, land and reclamation liabilities	(1.4)	—	(1.4)	(2.4)	—	(2.4)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
NBP’s net investment and advances to NJBP	5.9	42.2	48.1	5.9	33.8	39.7
The liabilities recognized as a result of consolidating NJBP do not represent additional claims on our general assets. NJBP’s creditors have claims only on the specific assets of NJBP and St. Ann. Similarly, the assets of NJBP do not represent additional assets available to satisfy claims against our general assets.
St. Ann receives bauxite from NJBP at cost, excluding the mining lease fees described above; therefore, NJBP operates at breakeven. Further, all returns to the GOJ are provided through the payments from St. Ann under the various fees, levies and royalties described above. In these circumstances, no portion of NJBP’s net income (loss) or consolidated comprehensive income (loss) is allocated to the non-controlling interest. We do not expect the balance of the non-controlling interest to change from period to period unless there is an adjustment to the fair value of inventory or property, plant and equipment, as may occur in an LCM or asset impairment scenario.

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
The accounting policies used in the preparation of the guarantor financial statements are consistent with those elsewhere in the accompanying consolidated financial statements. Intercompany transactions have been presented gross in the guarantor financial statements; however these transactions eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2013
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.4	66.7	1.1	11.2	—	79.4
Accounts receivable, net
Trade	—	—	81.6	5.1	—	86.7
Affiliates	19.1	11.9	5.3	7.4	(43.7)	—
Inventories, net	—	—	148.8	29.9	—	178.7
Taxes receivable	1.6	—	1.3	(0.3)	—	2.6
Prepaid expenses	0.2	—	3.7	0.7	—	4.6
Other current assets	—	—	6.8	5.5	—	12.3
Total current assets	21.3	78.6	248.6	59.5	(43.7)	364.3
Investments in affiliates	341.9	1,565.5	—	—	(1,907.4)	—
Advances due from affiliates	—	122.2	730.3	63.5	(916.0)	—
Property, plant and equipment, net	—	—	612.0	65.2	—	677.2
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	55.2	—	—	55.2
Other assets	—	7.7	51.8	28.3	—	87.8
Total assets	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	0.2	79.3	9.7	—	89.2
Affiliates	—	19.1	7.4	17.2	(43.7)	—
Accrued liabilities	—	2.0	38.4	20.6	—	61.0
Derivative liabilities, net	—	—	4.0	—	—	4.0
Deferred tax liabilities	0.1	—	2.0	—	—	2.1
Current portion of long-term debt	—	4.9	—	—	—	4.9
Total current liabilities	0.1	26.2	131.1	47.5	(43.7)	161.2
Long-term debt	—	643.2	—	11.0	—	654.2
Long-term derivative liabilities, net	—	—	0.2	—	—	0.2
Pension and other post-retirement liabilities	—	—	109.9	5.9	—	115.8
Other long-term liabilities	—	—	38.2	11.6	—	49.8
Advances due to affiliates	186.3	729.7	—	—	(916.0)	—
Long-term deferred tax liabilities	35.5	33.0	124.0	1.1	—	193.6
Common stock subject to redemption	—	—	—	—	—	—
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	239.7	352.1	1,199.7	83.7	(1,635.5)	239.7
Retained earnings (accumulated deficit)	(38.7)	50.2	289.1	53.4	(392.7)	(38.7)
Accumulated other comprehensive income (loss)	(60.4)	(60.4)	(56.7)	(3.7)	120.8	(60.4)
Total shareholders' equity	141.3	341.9	1,432.1	133.4	(1,907.4)	141.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	141.3	341.9	1,432.1	139.4	(1,907.4)	147.3
Total liabilities and equity	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2012
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.5	27.9	3.3	4.4	—	36.1
Accounts receivable, net:
Trade	—	—	101.6	5.0	—	106.6
Affiliates	19.4	11.9	0.3	9.9	(41.5)	—
Inventories, net,	—	—	169.1	27.2	(0.5)	195.8
Taxes receivable	1.7	—	0.6	(0.3)	—	2.0
Prepaid expenses	0.2	—	7.1	1.6	—	8.9
Other current assets	—	—	4.9	14.0	—	18.9
Total current assets	21.8	39.8	286.9	61.8	(42.0)	368.3
Investments in affiliates	347.0	1,509.0	—	—	(1,856.0)	—
Advances due from affiliates	—	119.8	682.1	63.5	(865.4)	—
Property, plant and equipment, net	—	—	633.2	61.3	—	694.5
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	61.2	—	—	61.2
Other assets	—	9.3	55.6	31.2	—	96.1
Total assets	368.8	1,677.9	1,856.6	217.8	(2,763.4)	1,357.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	97.5	9.7	—	107.2
Affiliates	—	19.4	9.9	12.2	(41.5)	—
Accrued liabilities	—	2.0	30.4	26.4	—	58.8
Derivative liabilities net	—	—	1.8	—	—	1.8
Deferred tax liabilities	0.1	—	16.7	—	—	16.8
Current portion of long-term debt	—	3.3	—	—	—	3.3
Total current liabilities	0.1	24.7	156.3	48.3	(41.5)	187.9
Long-term debt	—	592.4	—	—	—	592.4
Long-term derivative liabilities, net	—	—	0.1	—	—	0.1
Pension and other post-retirement liabilities	—	—	181.5	5.7	—	187.2
Other long-term liabilities	—	—	36.7	15.6	—	52.3
Advances due to affiliates	183.7	681.7	—	—	(865.4)	—
Long-term deferred tax liabilities	36.7	32.1	112.6	2.6	(0.5)	183.5
Common stock subject to redemption	2.0	—	—	—	—	2.0
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	233.4	352.1	1,199.7	83.7	(1,635.5)	233.4
Retained earnings (accumulated deficit)	17.9	100.6	276.1	55.2	(431.9)	17.9
Accumulated other comprehensive income (loss)	(105.7)	(105.7)	(106.4)	0.7	211.4	(105.7)
Total shareholders’ equity	146.3	347.0	1,369.4	139.6	(1,856.0)	146.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	146.3	347.0	1,369.4	145.6	(1,856.0)	152.3
Total liabilities and equity	368.8	1,677.9	1,856.6	217.8	(2,763.4)	1,357.7

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2013
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$

Sales	—	—	1,296.7	129.0	(82.2)	1,343.5
Operating costs and expenses:
Cost of sales	—	—	1,236.9	117.1	(82.1)	1,271.9
Selling, general and administrative expenses	6.2	1.1	76.1	13.8	(0.1)	97.1
Total operating costs and expenses	6.2	1.1	1,313.0	130.9	(82.2)	1,369.0
Operating income (loss)	(6.2)	(1.1)	(16.3)	(1.9)	—	(25.5)
Other (income) expense:
Interest expense, net	(0.4)	47.6	0.2	0.1	—	47.5
(Gain) loss on hedging activities, net	—	—	2.3	—	—	2.3
Debt refinancing expense	—	2.5	—	—	—	2.5
Total other (income) expense, net	(0.4)	50.1	2.5	0.1	—	52.3
Income (loss) before income taxes	(5.8)	(51.2)	(18.8)	(2.0)	—	(77.8)
Income tax expense (benefit)	(1.7)	(18.4)	(10.1)	—	—	(30.2)
Equity in net income of subsidiaries	(43.5)	(10.7)	—	—	54.2	—
Net income (loss)	(47.6)	(43.5)	(8.7)	(2.0)	54.2	(47.6)
Other comprehensive income (loss)	45.3	45.3	49.7	(4.4)	(90.6)	45.3
Total comprehensive income (loss)	(2.3)	1.8	41.0	(6.4)	(36.4)	(2.3)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2012
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$

Sales	—	—	1,344.0	130.2	(79.3)	1,394.9
Operating costs and expenses:
Cost of sales	—	—	1,232.7	124.3	(79.3)	1,277.7
Selling, general and administrative expenses	6.3	0.8	60.8	14.7	—	82.6
Total operating costs and expenses	6.3	0.8	1,293.5	139.0	(79.3)	1,360.3
Operating income (loss)	(6.3)	(0.8)	50.5	(8.8)	—	34.6
Other (income) expense:
Interest expense, net	(0.4)	33.3	0.2	—	—	33.1
(Gain) loss on hedging activities, net	—	—	(81.2)	—	—	(81.2)
Debt refinancing expense	—	8.1	—	—	—	8.1
Total other (income) expense, net	(0.4)	41.4	(81.0)	—	—	(40.0)
Income (loss) before income taxes	(5.9)	(42.2)	131.5	(8.8)	—	74.6
Income tax expense (benefit)	(2.1)	(14.9)	44.9	(2.8)	—	25.1
Equity in net income (loss) of subsidiaries	53.3	80.6	—	—	(133.9)	—
Net income (loss)	49.5	53.3	86.6	(6.0)	(133.9)	49.5
Other comprehensive income (loss)	(63.3)	(63.3)	(66.6)	3.3	126.6	(63.3)
Total comprehensive income (loss)	(13.8)	(10.0)	20.0	(2.7)	(7.3)	(13.8)
NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$

Sales	—	—	1,491.9	150.9	(83.0)	1,559.8
Operating costs and expenses:
Cost of sales	—	—	1,298.9	128.6	(83.0)	1,344.5
Selling, general and administrative expenses	6.8	0.3	72.5	14.3	—	93.9
Total operating costs and expenses	6.8	0.3	1,371.4	142.9	(83.0)	1,438.4
Operating income (loss)	(6.8)	(0.3)	120.5	8.0	—	121.4
Other (income) expense:
Interest expense, net	(0.4)	21.8	0.1	—	—	21.5
(Gain) loss on hedging activities, net	—	—	(86.4)	—	—	(86.4)
Total other (income) expense, net	(0.4)	21.8	(86.3)	—	—	(64.9)
Income (loss) before income taxes	(6.4)	(22.1)	206.8	8.0	—	186.3
Income tax expense (benefit)	(2.3)	(7.8)	53.6	1.9	—	45.4
Equity in net income (loss) of subsidiaries	145.0	159.3	—	—	(304.3)	—
Net income (loss)	140.9	145.0	153.2	6.1	(304.3)	140.9
Other comprehensive income (loss)	(111.9)	(111.9)	(115.5)	3.7	223.7	(111.9)
Total comprehensive income (loss)	29.0	33.1	37.7	9.8	(80.6)	29.0

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2013
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.4)	(0.8)	58.8	6.6	—	64.2
INVESTING ACTIVITIES
Capital expenditures			(61.9)	(10.8)		(72.7)
Proceeds from sale of property, plant and equipment			0.9	—		0.9
Cash used in investing activities	—	—	(61.0)	(10.8)	—	(71.8)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements, net of shares tendered for taxes	(0.2)					(0.2)
Dividends paid to shareholders	(8.8)					(8.8)
Distributions paid to share-based award holders						—
Repayments of long-term debt		(280.0)				(280.0)
Borrowings on long-term debt		331.8		11.0		342.8
Payments of financing cost		(2.9)				(2.9)
Excess tax benefit related to share-based payment arrangements						—
Distribution (to parent) from subsidiary	9.3	(9.3)				—
Cash provided by financing activities	0.3	39.6	—	11.0	—	50.9
Change in cash and cash equivalents	(0.1)	38.8	(2.2)	6.8	—	43.3
Cash and cash equivalents, beginning of period	0.5	27.9	3.3	4.4	—	36.1
Cash and cash equivalents, end of period	0.4	66.7	1.1	11.2	—	79.4

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2012
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	187.8	(251.1)	75.3	6.9	—	18.9
INVESTING ACTIVITIES
Capital expenditures	—	—	(80.2)	(7.7)	—	(87.9)
Proceeds from sale of property, plant and equipment	—	—	4.9	0.4	—	5.3
Cash used in investing activities	—	—	(75.3)	(7.3)	—	(82.6)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements	0.2	—	—	—	—	0.2
Dividends paid to shareholders	(95.1)	—	—	—	—	(95.1)
Distributions paid to share-based award holders	(3.1)	—	—	—	—	(3.1)
Repayments of long-term debt	—	(155.0)	—	—	—	(155.0)
Borrowings on long-term debt	—	322.6	—	—	—	322.6
Payment of financing cost	—	(12.6)	—	—	—	(12.6)
Excess tax benefit related to share-based payment arrangements	0.1	—	—	—	—	0.1
Distribution (to parent) from subsidiary	(92.7)	92.7	—	—	—	—
Cash provided by (used in) financing activities	(190.6)	247.7	—	—	—	57.1
Change in cash and cash equivalents	(2.8)	(3.4)	—	(0.4)	—	(6.6)
Cash and cash equivalents, beginning of period	3.3	31.3	3.3	4.8	—	42.7
Cash and cash equivalents, end of period	0.5	27.9	3.3	4.4	—	36.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2011
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(4.7)	81.3	57.0	7.0	—	140.6
INVESTING ACTIVITIES
Capital expenditures	—	—	(56.4)	(8.2)	—	(64.6)
Proceeds from sale of property, plant and equipment	—	—	0.2	2.4	—	2.6
Cash used in investing activities	—	—	(56.2)	(5.8)	—	(62.0)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	0.7	—	—	—	—	0.7
Dividends paid to shareholders	(69.3)	—	—	—	—	(69.3)
Distributions paid to share-based award holders	(1.8)	—	—	—	—	(1.8)
Excess tax benefit related to share-based payment arrangements	0.7	—	—	—	—	0.7
Distribution (to parent) from subsidiary	70.4	(70.4)	—	—	—	—
Cash provided by (used in) financing activities	0.7	(70.4)	—	—	—	(69.7)
Change in cash and cash equivalents	(4.0)	10.9	0.8	1.2	—	8.9
Cash and cash equivalents, beginning of period	7.3	20.4	2.5	3.6	—	33.8
Cash and cash equivalents, end of period	3.3	31.3	3.3	4.8	—	42.7

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report On Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting are included on pages 54 and 55, respectively, of this Form 10-K.
Changes In Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions "Corporate Governance – Code of Business Conduct," "Election of Directors," "Corporate Governance - Director Independence," "Corporate Governance - Board of Directors Meetings and Committees," "Compensation Committee Report," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2014 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the captions "Corporate Governance – Compensation Committee Interlock and Insider Participation," "Compensation of Directors," "Executive Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," "2013 Summary Compensation Table," "2013 Grants of Plan-Based Awards," "2013 Outstanding Equity Awards at Fiscal Year End," "2013 Pension Benefits," "2013 Outstanding Equity Awards," "2013 Option Exercises and Stock Vested," and "Potential Payments Upon Termination or Change in control" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2014 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2014 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions "Election of Directors," "Corporate Governance" and "Certain Relationships and Related Party Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2014 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 9, 2014 is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See the index to Financial Statements, which appears on page 53 of this report.
(a) (2) Financial Statement Schedules
Any applicable financial statement schedules required under the related instructions are included in the notes to the consolidated financial statements, which appear on pages 57 through 111 of this report.
(a) (3) Exhibits
See the Index to Exhibits, which appear on pages 116 through 118 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2014.

NORANDA ALUMINUM HOLDING CORPORATION
By:	/S/ LAYLE K. SMITH
Name:	Layle K. Smith
Title:	President and Chief Executive Officer
POWER OF ATTORNEY
Each of the undersigned directors and officers of Noranda Aluminum Holding Corporation hereby constitutes and appoints Layle K. Smith, Dale W. Boyles and Gail E. Lehman, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and his name, place and stead, in any and all capacities, to execute any and all amendments to this annual report, and to cause the same to be filed with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and desirable to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ LAYLE K. SMITH	President, Chief Executive Officer and Director	March 3, 2014
Layle K. Smith	(Principal Executive Officer)
/S/ DALE W. BOYLES	Chief Financial Officer	March 3, 2014
Dale W. Boyles	(Principal Financial Officer and Principal Accounting Officer)
/S/ WILLIAM H. BROOKS	Director	March 3, 2014
William H. Brooks
/S/ ERIC L. PRESS	Director	March 3, 2014
Eric L. Press
/S/ GARETH TURNER	Director	March 3, 2014
Gareth Turner
/S/ RONALD S. ROLFE	Director	March 3, 2014
Ronald S. Rolfe
/S/ MATTHEW H. NORD	Director	March 3, 2014
Matthew H. Nord
/S/ MATTHEW R. MICHELINI	Director	March 3, 2014
Matthew R. Michelini
/S/ ALAN H. SCHUMACHER	Director	March 3, 2014
Alan H. Schumacher
/S/ THOMAS R. MIKLICH	Director	March 3, 2014
Thomas R. Miklich
/S/ ROBERT A. KASDIN	Director	March 3, 2014
Robert A. Kasdin
/S/ RICHARD B. EVANS	Director	March 3, 2014
Richard B. Evans
/S/ CARL J. RICKERTSEN	Director	March 3, 2014
Carl J. Rickertsen

INDEX TO EXHIBITS

Exhibit number	Description
3.1
Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

3.2
Amended and Restated By-Laws, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

4.1
Indenture, dated as of March 8, 2013, by and among Noranda Aluminum Acquisition Corporation, the guarantors named therein, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of Noranda Aluminum Holding Corporation’s quarterly report on Form 10-Q filed on April 29, 2013)

4.2
Indenture, dated May 18, 2007, by and among Noranda Aluminum Acquisition Corporation, the Guarantors named therein, and Wells Fargo Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.3
Supplemental Indenture, dated as of September 7, 2007, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

4.4	Form of Senior Floating Rate Note due 2015 (incorporated by reference to Exhibit 4.4 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)
4.5
Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.6 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-150760), filed on April 26, 2010)

10.1
ABL Credit Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the other borrowers party thereto from time to time the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.2
Amendment No. 1 to ABL Credit Agreement, dated as of March 21, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the other borrowers party thereto from time to time, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation's Quarterly Report on Form 10-Q filed on April 30, 2012)

10.3
Amendment No. 2 to ABL Credit Agreement, dated as of March 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the other borrowers party thereto from time to time, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Acquisition Corporation's Registration Statement on Form S-4 filed on January 10, 2014)

10.4
ABL Guarantee and Collateral Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.5
ABL Incremental Assumption Agreement No. 1, dated as of May 15, 2013, among Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Incremental Revolving Facility Lender and Administrative Agent (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation's Quarterly Report on Form 10-Q filed on July 30, 2013)

10.6
Term Credit Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.7
Term Guarantee and Collateral Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.8
Incremental Amendment No. 1 to Credit Agreement, dated as of March 8, 2013, by and among Noranda Aluminum Acquisition Corporation, Bank of America, N.A., as Incremental Term Lender, Bank of America, N.A., as Administrative Agent for the Lenders, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013)

Exhibit number	Description
10.9
Incremental Amendment No. 2 to Credit Agreement, dated as of May 29, 2013, by and among Noranda Aluminum Acquisition Corporation, Bank of America, N.A., as Incremental Term Lender and Bank of America, N.A., as Incremental Term Lender and Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 30, 2013)

10.10
Intercreditor Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as ABL Agent and Term Agent (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.11
Management Incentive Compensation Plan Term Sheet, dated May 24, 2007, between William Brooks and Apollo Management VI, L.P. (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.12
Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan, dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on April 21, 2010)

10.13
Non-Qualified Stock Option Agreement, dated as of May 29, 2007, between Noranda Aluminum Holding Corporation and William Brooks (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.14
Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.15	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)
10.16
Form of Non Qualified Stock Option Agreement (Investor Director Providers) (incorporated by reference to Exhibit 10.8 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.17
Management Equity Investment and Incentive Term Sheet, dated February 22, 2008, by and among Noranda Aluminum, Inc., Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.9 of Amendment No. 1 to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on April 11, 2008)

10.8
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

10.20
Agreement, dated as of December 14, 2004, by and between Union Electric Company d/b/a Ameren Missouri and Noranda Aluminum, Inc. (incorporated by reference to Exhibit 10.15 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on February 25, 2009)

10.21
Amendment to the Management Equity Investment and Incentive Term Sheet, dated November 12, 2009, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.22
Form of Amended and Restated Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.23
Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.24	2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on May 10, 2010)
10.25	Senior Executive Bonus Plan (incorporated by reference to Exhibit 10.2 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on May 10, 2010)
10.26
Amended and Restated Securityholders Agreement, by and among Noranda Aluminum Holding Corporation and the other Holders that are parties thereto, dated as of May 19, 2010 (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on May 19, 2010)

10.27
Amended Establishment Agreement, dated as of June 24, 2010, between the Government of Jamaica and Noranda Bauxite Limited (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on July 30, 2010)

10.28†
Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Layle K. Smith (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

Exhibit number	Description
10.29
Amended and Restated Management Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Gail E. Lehman (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

10.30
Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Scott Croft (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

10.31
Management Incentive Term Sheet, dated September 30, 2011, between Wayne R. Hale and Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Form 10-Q filed on November 1, 2011)

10.32
Letter Agreement, dated July 23, 2013 between Noranda Aluminum Holding Corporation and Robert B. Mahoney (incorporated by reference to Exhibit 99.1 of Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on July 24, 2013).

10.33
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
*    Previously filed.