Form 10-Q
period 2014-03-31
Noranda Aluminum Holding CORP
filed 2014-04-28
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
As of April 15, 2014, there were 68,571,508 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	March 31, 2014	December 31, 2013
	$	$
ASSETS
Current assets:
Cash and cash equivalents	51.2	79.4
Accounts receivable, net	112.6	86.7
Inventories, net	191.8	178.7
Taxes receivable	—	2.6
Prepaid expenses	4.4	4.6
Other current assets	15.3	12.3
Total current assets	375.3	364.3
Property, plant and equipment, net	671.7	677.2
Goodwill	137.6	137.6
Other intangible assets, net	53.8	55.2
Other assets	87.4	87.8
Total assets	1,325.8	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	110.8	89.2
Accrued liabilities	62.1	61.0
Taxes payable	5.1	—
Derivative liabilities, net	5.2	4.0
Deferred tax liabilities	4.3	2.1
Current portion of long-term debt	6.0	4.9
Total current liabilities	193.5	161.2
Long-term debt, net	658.5	654.2
Pension and other post-retirement benefit ("OPEB") liabilities	115.5	115.8
Other long-term liabilities	49.2	50.0
Long-term deferred tax liabilities	177.8	193.6
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at March 31, 2014 and December 31, 2013)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 68.5 shares issued and outstanding at March 31, 2014; 68.1 shares issued and outstanding at December 31, 2013)	0.7	0.7
Capital in excess of par value	240.2	239.7
Accumulated deficit	(56.3)	(38.7)
Accumulated other comprehensive loss	(59.3)	(60.4)
Total shareholders’ equity	125.3	141.3
Non-controlling interest	6.0	6.0
Total equity	131.3	147.3
Total liabilities and equity	1,325.8	1,322.1
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended March 31
	2014	2013
	$	$
Sales	311.6	338.4
Operating costs and expenses:
Cost of sales	302.0	305.6
Selling, general and administrative expenses	20.7	24.6
Total operating costs and expenses	322.7	330.2
Operating income (loss)	(11.1)	8.2
Other (income) expense:
Interest expense, net	12.5	10.1
(Gain) loss on hedging activities, net	0.3	(5.4)
Debt refinancing expense	—	2.5
Total other expense, net	12.8	7.2
Income (loss) before income taxes	(23.9)	1.0
Income tax expense (benefit)	(7.1)	0.4
Net income (loss)	(16.8)	0.6
Net income (loss) per common share:
Basic	$(0.25)	$0.01
Diluted	$(0.25)	$0.01
Weighted-average common shares outstanding:
Basic	68.23	67.78
Diluted	68.23	69.06
Cash dividends declared per common share	$0.01	$0.04
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended March 31
	2014	2013
	$	$
Net income (loss)	(16.8)	0.6
Other comprehensive income (loss):
Reclassification of pension and OPEB amounts realized in net income (loss)	1.8	3.5
Reclassification of derivative amounts realized in net income (loss)	—	(6.4)
Total other comprehensive income (loss), before tax	1.8	(2.9)
Income tax expense (benefit) related to components of other comprehensive income (loss)	0.7	(0.7)
Total other comprehensive income (loss), net of tax	1.1	(2.2)
Total comprehensive loss	(15.7)	(1.6)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2013	—	0.7	239.7	(38.7)	(60.4)	6.0	147.3
Net loss	—	—	—	(16.8)	—	—	(16.8)
Other comprehensive income	—	—	—	—	1.1	—	1.1
Shares tendered for taxes, net of issuance of common shares for share-based payment arrangements	—	—	(0.4)	—	—	—	(0.4)
Stock compensation expense related to equity-based awards	—	—	0.7	—	—	—	0.7
Vesting of awards, share-based plans	—	—	0.2	(0.1)	—	—	0.1
Dividends to shareholders @ $0.01 per share	—	—	—	(0.7)	—	—	(0.7)
Balance, March 31, 2014	—	0.7	240.2	(56.3)	(59.3)	6.0	131.3

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss)	(16.8)	0.6
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	21.7	23.2
Non-cash interest expense	0.7	0.7
Last in, first out and lower of cost or market inventory adjustments	(0.2)	0.8
Gain on disposal of assets	(0.1)	(0.2)
Gain on hedging activities, excluding cash settlements	(0.5)	(5.4)
Debt refinancing expense	—	2.5
Deferred income taxes	(14.3)	1.5
Share-based compensation expense	0.7	1.0
Changes in other assets	(1.6)	(1.4)
Changes in pension, other post-retirement and other long-term liabilities	0.7	0.7
Changes in current operating assets and liabilities:
Accounts receivable, net	(26.0)	(18.3)
Inventories, net	(12.8)	(8.4)
Taxes receivable and taxes payable	7.7	(1.1)
Other current assets	(1.2)	12.3
Accounts payable	21.4	(11.3)
Accrued liabilities	1.1	0.7
Cash used in operating activities	(19.5)	(2.1)
INVESTING ACTIVITIES
Capital expenditures	(13.1)	(18.9)
Proceeds from sale of property, plant and equipment	0.2	0.2
Cash used in investing activities	(12.9)	(18.7)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.4)	(0.2)
Dividends paid to shareholders	(0.7)	(2.7)
Repayments of long-term debt	(1.2)	(276.4)
Borrowings on long-term debt, net	6.5	282.3
Payments of financing costs	—	(2.2)
Cash provided by financing activities	4.2	0.8
Change in cash and cash equivalents	(28.2)	(20.0)
Cash and cash equivalents, beginning of period	79.4	36.1
Cash and cash equivalents, end of period	51.2	16.1
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
These unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information. The consolidated financial statements, including these condensed notes, are unaudited and exclude some of the disclosures required in annual consolidated financial statements. Consolidated balance sheet data as of December 31, 2013 was derived from our audited consolidated financial statements. In management's opinion, these unaudited consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to previously issued consolidated financial statements to conform to the current period presentation. These reclassifications had no impact on net income or net cash flows.
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
These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 3, 2014.

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended March 31, 2014
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.7	45.8	120.8	133.3	—	—	311.6
Intersegment	18.4	31.4	28.7	—	—	(78.5)	—
Total sales	30.1	77.2	149.5	133.3	—	(78.5)	311.6

Capital expenditures	0.8	2.0	7.0	3.1	0.2	—	13.1
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	2.5	(11.9)	18.4	10.9	(7.8)	(1.4)	10.7
Depreciation and amortization	(2.5)	(5.0)	(9.7)	(4.3)	(0.2)	—	(21.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(0.1)	0.3	—	—	0.2
Gain on disposal of assets	—	—	0.1	—	—	—	0.1
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.0)	(0.7)	(0.9)	—	(2.8)
Restructuring, relocation and severance	0.1	(0.1)	(0.1)	0.4	0.1	—	0.4
Consulting fees	—	—	—	—	(0.2)	—	(0.2)
Cash settlements on hedging transactions	—	—	0.2	0.7	—	—	0.9
Other, net	—	(0.1)	0.1	(0.1)	—	1.4	1.3
Operating income (loss)	0.1	(17.3)	7.9	7.2	(9.0)	—	(11.1)
Interest expense, net							12.5
Loss on hedging activities, net							0.3
Total other expense, net							12.8
Loss before income taxes							(23.9)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	Three months ended March 31, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.8	42.0	138.7	145.9	—	—	338.4
Intersegment	23.7	44.1	22.5	—	—	(90.3)	—
Total sales	35.5	86.1	161.2	145.9	—	(90.3)	338.4

Capital expenditures	0.8	5.1	8.4	3.4	1.2	—	18.9
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	4.2	4.1	24.2	13.8	(8.7)	(1.3)	36.3
Depreciation and amortization	(2.0)	(5.3)	(11.1)	(4.6)	(0.2)	—	(23.2)
Last in, first out and lower of cost or market inventory adjustments	—	—	1.7	(2.5)	—	—	(0.8)
Gain on disposal of assets	—	0.1	0.1	—	—	—	0.2
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.8)	(1.3)	(1.4)	—	(4.7)
Relocation and severance	—	(0.1)	(0.2)	—	(0.3)	—	(0.6)
Consulting fees	—	—	—	—	(0.3)	—	(0.3)
Cash settlements on hedging transactions	—	—	0.1	0.5	—	—	0.6
Other, net	—	(0.1)	—	(0.1)	—	0.9	0.7
Operating income (loss)	2.2	(1.5)	13.0	5.8	(10.9)	(0.4)	8.2
Interest expense, net							10.1
Gain on hedging activities, net							(5.4)
Debt refinancing expense							2.5
Total other expense, net							7.2
Income before income taxes							1.0

	March 31, 2014	December 31, 2013
Segment assets:	$	$
Bauxite	160.7	152.9
Alumina	222.7	229.2
Primary Aluminum	530.1	514.6
Flat-Rolled Products	359.8	334.2
Corporate	86.3	121.2
Eliminations	(33.8)	(30.0)
Total assets	1,325.8	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited consolidated statements of cash flows included the following (in millions):

	Three months ended March 31
	2014	2013
	$	$
Depreciation of property, plant and equipment	18.8	20.6
Amortization of intangible assets	1.5	1.5
Amortization of other long-term assets	1.4	1.1
Total depreciation and amortization	21.7	23.2
Cash paid for interest and income taxes was as follows (in millions):

	Three months ended March 31
	2014	2013
	$	$
Interest paid	7.5	10.2
U.S. Federal and state income taxes refunded	(0.5)	—
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $4.3 million and $3.9 million for the three months ended March 31, 2014 and 2013, respectively, and were not reflected as capital expenditures in the unaudited consolidated statements of cash flows. During the three months ended March 31, 2014 and 2013, we capitalized interest of $0.4 million and $0.3 million, respectively, related to long-term capital projects.
Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) ("AOCI") were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain or loss, prior service cost and other related to pension and OPEB	Total, net of tax
	$	$	$
Balance, December 31, 2013	(95.0)	(34.6)	(60.4)
Reclassification of amounts realized in net income (loss)	1.8	0.7	1.1
Balance, March 31, 2014	(93.2)	(33.9)	(59.3)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Reclassifications out of AOCI were included in the unaudited consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the unaudited consolidated statements of operations
	Three months ended March 31
	2014	2013
	$	$
Selling, general and administrative expenses ("SGA")
Actuarial gain/loss	0.3	0.7	(1)
Prior service costs	—	0.1	(1)
Total pension amounts reclassified into SGA	0.3	0.8	Selling, general and administrative expenses
Cost of sales ("COS")
Actuarial gain/loss	1.3	2.5	(1)
Prior service costs	0.2	0.2	(1)
Total pension amounts reclassified into COS	1.5	2.7	Cost of sales
Reclassification of pension and OPEB amounts realized in net income (loss)	1.8	3.5
Income tax expense (benefit) related to reclassifications of pension and OPEB amounts	0.7	1.3	Income tax expense (benefit)
Reclassification of pension and OPEB amounts realized in net income (loss), net of tax	1.1	2.2	Net income (loss)

Reclassification of derivative amounts realized in net income (loss)	—	(6.4)	(Gain) loss on hedging activities, net
Income taxes related to reclassifications of derivative amounts	—	2.0	Income tax expense (benefit)
Reclassification of derivative amounts realized in net income (loss), net of tax	—	(4.4)	Net income (loss)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 10, "Pension and Other Post-Retirement Benefits."

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	March 31, 2014	December 31, 2013
	$	$
Cash	51.0	59.2
Money market funds	0.2	20.2
Total cash and cash equivalents	51.2	79.4
Accounts receivable, net, consisted of the following (in millions):

	March 31, 2014	December 31, 2013
	$	$
Trade	112.8	86.9
Allowance for doubtful accounts	(0.2)	(0.2)
Total accounts receivable, net	112.6	86.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Other current assets consisted of the following (in millions):

	March 31, 2014	December 31, 2013
	$	$
Current foreign deferred tax asset	1.1	1.1
Employee loans receivable, net	1.7	1.8
Current derivative assets (see Note 12, "Derivative Financial Instruments")	6.2	4.5
Other current assets	6.3	4.9
Total other current assets	15.3	12.3
Other assets consisted of the following (in millions):

	March 31, 2014	December 31, 2013
	$	$
Deferred financing costs, net of amortization	7.2	7.7
Cash surrender value of life insurance	28.4	27.8
Pension asset	5.9	5.9
Restricted cash (see Note 9, "Asset Retirement and Other Obligations")	12.9	12.9
Supplies	6.8	7.6
Prepaid Jamaican income taxes	12.7	12.7
Derivative asset	0.2	0.2
Other	13.3	13.0
Total other assets	87.4	87.8
Accrued liabilities consisted of the following (in millions):

	March 31, 2014	December 31, 2013
	$	$
Compensation and benefits	19.5	23.7
Workers’ compensation	5.9	5.1
Other operating expenses	11.3	9.3
Accrued interest	6.8	2.0
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	2.4	2.2
Land obligation (see Note 9, "Asset Retirement and Other Obligations")	3.7	3.7
Reclamation obligation (see Note 9, "Asset Retirement and Other Obligations")	1.5	1.4
Environmental remediation obligations (see Note 9, "Asset Retirement and Other Obligations")	1.7	1.7
Obligations to the Government of Jamaica	7.9	5.7
Pension and OPEB liabilities (see Note 10, "Pensions and Other Post-Retirement Benefits")	0.9	0.9
Restricted stock unit ("RSU") liability awards (see Note 14, "Share-Based Payments")	0.1	—
Restructuring liability (see Note 11, "Restructuring")	0.4	5.3
Total accrued liabilities	62.1	61.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Other long-term liabilities consisted of the following (in millions):

	March 31, 2014	December 31, 2013
	$	$
Reserve for uncertain tax positions	0.7	0.7
Workers’ compensation	15.7	15.7
Asset retirement obligations (see Note 9, "Asset Retirement and Other Obligations")	14.2	14.3
Land obligation (see Note 9, "Asset Retirement and Other Obligations")	6.7	6.8
Environmental remediation obligations (see Note 9, "Asset Retirement and Other Obligations")	1.1	1.2
Long-term derivative liabilities (see Note 12, "Derivative Financial Instruments")	0.2	0.2
Deferred compensation and other	10.6	11.1
Total other long-term liabilities	49.2	50.0

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	0.2	—	—	0.2
Derivative assets	—	0.8	5.6	6.4
Derivative liabilities	—	(5.4)	—	(5.4)
RSU liability awards	(0.1)	—	—	(0.1)
Total	0.1	(4.6)	5.6	1.1

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	20.2	—	—	20.2
Derivative assets	—	2.9	1.8	4.7
Derivative liabilities	—	(4.2)	—	(4.2)
Total	20.2	(1.3)	1.8	20.7
We made no transfers between fair value hierarchy levels during first quarter 2014.
Cash equivalents as of March 31, 2014 and December 31, 2013 related to temporary cash investments with high credit quality financial institutions, which included money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments were valued based upon unadjusted, quoted prices in active markets and were classified within Level 1 of the fair value hierarchy.
In Note 14 "Share-Based Payments," we discuss RSU liability awards. The fair value of this Level 1 liability was determined based on the closing market price of our common stock at each balance sheet date.
We discuss our derivative instruments in Note 12, "Derivative Financial Instruments." Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves, and current market prices for those assets and liabilities. Substantially all of the inputs were observable throughout the full term of the instrument. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using management's estimate of future U.S. Midwest premium prices, based on current market prices and quoted forward prices.
Changes in the fair value of the variable-price Midwest Premium contracts were included in gain on hedging activities, net in the unaudited consolidated statements of operations. The changes in fair value of these Level 3 derivative instruments were as follows.:

Three months ended March 31, 2014
$
Fair value, beginning of year	1.8
New contracts entered into during the period	0.4
Changes in fair value	4.7
Settlements	(1.3)
Fair value, end of year	5.6
In Note 8, "Long-Term Debt," we disclose the fair values of our debt instruments. We classify all of these fair value measurements within Level 2 of the fair value hierarchy. The fair value of our AcquisitionCo Notes was based on recent market transactions. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of our Term B Loan, revolving credit facility and our project specific financing borrowings were based on interest rates available at each balance sheet date.

5.    INVENTORIES
Inventories are stated at the lower of cost or market ("LCM"). We use the last-in, first-out ("LIFO") method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann, Jamaica ("St. Ann") and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 26% and 30% of total inventories, at cost, at March 31, 2014 and December 31, 2013, respectively.
Inventories, net, consisted of the following (in millions):

	March 31, 2014	December 31, 2013
	$	$
Raw materials, at cost	62.2	57.8
Work-in-process, at cost	59.3	49.3
Finished goods, at cost	23.4	25.2
Total inventories, at cost	144.9	132.3
LIFO adjustment	23.3	24.9
LCM reserve	(16.0)	(16.2)
Inventories, at lower of cost or market	152.2	141.0
Supplies	39.6	37.7
Total inventories, net	191.8	178.7

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives in years			March 31, 2014	December 31, 2013
				$	$
Land				51.5	51.2
Buildings and improvements	10	—	47	162.7	161.9
Machinery and equipment	3	—	50	906.9	898.8
Construction in progress				51.3	50.1
Property, plant and equipment, at cost				1,172.4	1,162.0
Accumulated depreciation				(500.7)	(484.8)
Total property, plant and equipment, net				671.7	677.2

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES
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

•
The agreement in place with the IAMAW at our Newport rolling mill originally extended through May 2014. During April 2014, a one-year extension was ratified, extending the expiration of the agreement to May 2015.

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

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We received a claim for a new contract in January 2014 and plan to commence negotiations in the second quarter of 2014.

•	An agreement at St. Ann with the UAWU, covering operators, expired in April 2013. We received a claim for a new contract in June 2013 and commenced negotiations in August 2013.
Legal Contingencies
We are a party to legal proceedings incidental to our business. We assess the likelihood of an unfavorable outcome of each legal proceeding based upon the available facts and our historical experience with similar matters. We do not accrue a liability when we assess the likelihood of an unfavorable outcome to be remote. Where the risk of loss is probable and the costs can be reasonably estimated, we accrue a liability based on the factors mentioned above. Where the risk of loss is considered reasonably possible, we estimate the range of reasonably possible losses and disclose any reasonably possible losses, if material. We update our loss assessment as matters progress over time. Based on current knowledge, we do not believe any probable or reasonably possible losses in excess of our accruals would be material to our unaudited consolidated financial statements.
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
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term contract with Ameren Corporation for our electricity supply at New Madrid, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

purchase requirement equal to five megawatts, calculated at peak and non-peak demand charges, or approximately $3.2 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the Missouri Public Service Commission based on two components: a base rate and a fuel adjustment clause.
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

8.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	March 31, 2014			December 31, 2013
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net	173.1	159.1	11.00	173.1	146.8	11.00
Term B Loan, net	473.9	473.9	5.75	475.0	475.0	5.75
Project specific financing	17.5	17.5	9.00	11.0	11.0	9.00
Total debt, net	664.5			659.1
Less: Current portion	(6.0)			(4.9)
Long-term debt, net	658.5			654.2
The carrying value of the AcquisitionCo Notes was recorded net of unamortized underwriting discount of $1.9 million at March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013 the carrying value of our Term B Loan was recorded net of unamortized discount of $2.7 million and $2.8 million, respectively. We are required to repay $1.2 million of the aggregate outstanding Term B Loan quarterly.
The Revolver had no outstanding balance at March 31, 2014 and December 31, 2013 and outstanding letters of credit totaled $34.6 million at both March 31, 2014 and December 31, 2013. Availability under the Revolver is subject to a calculated borrowing base. Our available borrowing capacity calculated as of March 31, 2014 was $139.9 million.
During the quarter ended March 31, 2014, we borrowed $6.5 million from a third party (the "project specific financing" arrangement)which provides available borrowings up to a total of $20.0 million. We are using the borrowings for the port expansion and railing improvements designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. Available borrowings remaining under this arrangement were $2.5 million as of March 31, 2014.
As of March 31, 2014, the outstanding balance was $17.5 million at an interest rate of 9%. Based on the current outstanding balance, we will repay $4.4 million annually, in monthly installments, beginning January 2015 through December 2018.
We had no debt refinancing expenses during the three months ended March 31, 2014. We recorded debt refinancing expense of $2.5 million in first quarter 2013, representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015, which were redeemed in connection with the 2013 Refinancing.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann's Bauxite mining operations.
Our reclamation obligation activity at St. Ann follows (in millions):

Three months ended March 31, 2014
$
Balance, beginning of period	1.4
Additional liabilities incurred	0.8
Liabilities settled	(0.7)
Balance, end of period	1.5
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
Our St. Ann Land Obligation activity follows (in millions):

Three months ended March 31, 2014
$
Balance, beginning of period	10.5
Additional liabilities incurred	0.1
Liabilities settled	(0.1)
Revisions to the obligation	(0.1)
Balance, end of period	10.4
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
Our asset retirement obligations activity follows (in millions):

Three months ended March 31, 2014
$
Balance, beginning of period	16.5
Additional liabilities incurred	0.2
Liabilities settled	(0.4)
Accretion	0.3
Balance, end of period	16.6
As of March 31, 2014 and December 31, 2013, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of March 31, 2014 and December 31, 2013, we had undiscounted liabilities of $1.7 million in accrued liabilities and had $1.1 million and $1.2 million, respectively, in other long-term liabilities for remediation of Gramercy’s

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.
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
Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended March 31		Three months ended March 31
	2014	2013	2014	2013
	$	$	$	$
Service cost	3.6	3.8	0.2	0.1
Interest cost	4.9	4.5	0.4	0.4
Expected return on plan assets	(5.3)	(5.1)	(0.6)	(0.5)
Recognized actuarial loss	1.6	3.2	—	—
Amortization of prior service cost	0.2	0.3	0.1	—
Net periodic cost	5.0	6.7	0.1	—
Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended March 31		Three months ended March 31
	2014	2013	2014	2013
	$	$	$	$
Service cost	0.1	0.1	—	—
Interest cost	0.2	0.2	0.1	0.1
Net periodic cost	0.3	0.3	0.1	0.1
Expected Employer Contributions
We contributed $3.1 million and $0.1 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the quarter ended March 31, 2014. We anticipate making approximately $15.7 million and $0.3 million of pension funding payments to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, for the remainder of the year ending December 31, 2014.

11.	RESTRUCTURING
We announced workforce reductions on October 30, 2013 and December 17, 2013, which affected approximately 160 employees through a combination of voluntary retirement packages and involuntary terminations.
We completed substantially all activities associated with these workforce reductions as of December 31, 2013. The majority of these restructuring costs were paid in the first quarter of 2014. Additionally, the liability was reduced $0.6 million for expiration of elective benefits in the first quarter of 2014. Unpaid restructuring costs are recorded in accrued liabilities in the accompanying unaudited consolidated balance sheets.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

The following table summarizes our restructuring activities by segment (in millions):

Total restructuring liability
$
Balance, December 31, 2013	5.3
Expense:
Primary Aluminum	0.2
Adjustments:
Primary Aluminum	(0.2)
Flat-Rolled Products	(0.4)
Benefits paid in 2014	(4.5)
Balance, March 31, 2014	0.4

12.    DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices. All derivatives are held for purposes other than trading.
We enter into forward contracts with our customers to sell aluminum in the future at fixed-prices in the normal course of business. We do not elect normal sale accounting on certain customer contracts and instead record those contracts as derivatives ("fixed-price aluminum customer contracts"). Because these fixed-price aluminum customer contracts expose us to aluminum and Midwest premium ("MWP") market price fluctuations, we economically hedge these risks by entering into variable-price aluminum swap contracts ("variable-price aluminum offset swaps") and variable-price MWP contracts with various brokers, typically for terms of one year or less.
As of March 31, 2014, our outstanding fixed-price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2014	0.99	55.4
2015	1.04	6.9
As of March 31, 2014, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.86	60.6
2015	0.87	7.0
As of March 31, 2014, our outstanding variable-price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.12	60.0
2015	0.14	6.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	March 31, 2014	December 31, 2013
	$	$
Fixed-price aluminum customer contracts	(0.4)	2.9
Variable-price aluminum offset swaps	(4.2)	(4.2)
Variable-price MWP contracts	5.6	1.8
Total	1.0	0.5
We have four counterparties for our variable-price aluminum offset swaps. Our variable-price MWP contracts are with various other counterparties. With each of the counterparties of our variable-price aluminum offset swaps; we have a master netting arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master netting arrangements do not require us to post additional collateral, or cash margin. We present the fair values of derivatives which are subject to a master netting arrangement in a net position on the unaudited consolidated balance sheets. The following is a presentation of the gross components of our net derivative balances (in millions):

	As of March 31, 2014
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	6.2	6.2
Total current derivative assets	—	—	—	6.2	6.2

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of March 31, 2014
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(1.5)	—	(1.5)	—	(1.5)
Master netting arrangement with counterparty two	(2.3)	—	(2.3)	—	(2.3)
Master netting arrangement with counterparty three	(0.2)	—	(0.2)	—	(0.2)
Various counterparties not subject to a master netting arrangement	—	—	—	(1.2)	(1.2)
Total current derivative liabilities	(4.0)	—	(4.0)	(1.2)	(5.2)

Various counterparties not subject to a master netting arrangement	—	—	—	(0.2)	(0.2)
Total long-term derivative liabilities	—	—	—	(0.2)	(0.2)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

	As of December 31, 2013
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	4.5	4.5
Total current derivative assets	—	—	—	4.5	4.5

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of December 31, 2013
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.3)	—	(2.3)	—	(2.3)
Master netting arrangement with counterparty two	(1.7)	—	(1.7)	—	(1.7)
Total current derivative liabilities	(4.0)	—	(4.0)	—	(4.0)

Master netting arrangement with counterparty two	(0.2)	—	(0.2)	—	(0.2)
Total long-term derivative liabilities	(0.2)	—	(0.2)	—	(0.2)
As of March 31, 2014 and December 31, 2013, respectively, none of our derivative instruments were designated and qualified as fair value or cash flow hedges. We discontinued hedge accounting for all fixed-price aluminum swaps on January 29, 2009. At that date, amounts were frozen in AOCI to be reclassified into earnings in the period the hedged sales occur, or until we determined that the original forecasted sales were no longer probable of occurring. During first quarter 2013, we reclassified the final $6.4 million of gains into (gain) loss on hedging activities, net in the unaudited consolidated statements of operations. As of March 31, 2014, there were no derivative gains or losses on hedging activities remaining in AOCI.
Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through (gain) loss on hedging activities, net in the unaudited consolidated statements of operations.
The following table presents how our hedging activities affected our unaudited consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities, net
	$	$	$
Three months ended March 31, 2014
Fixed-price aluminum customer contracts	—	3.3	3.3
Variable-price aluminum offset swaps	—	0.8	0.8
Variable-price MWP contracts	—	(3.8)	(3.8)
Total	—	0.3	0.3
Three months ended March 31, 2013
Fixed-price aluminum swaps	(6.4)	—	(6.4)
Fixed-price aluminum customer contracts	—	(5.2)	(5.2)
Variable-price aluminum offset swaps	—	6.3	6.3
Variable-price MWP contracts	—	(0.1)	(0.1)
Total	(6.4)	1.0	(5.4)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

13.    SHAREHOLDERS' EQUITY
Dividends declared and paid during the three months ended March 31, 2014 were as follows:

	Per share dividend amount	Date paid	Total cash payment
Declaration date	$/share		$ in millions
February 19, 2014	0.01	March 26, 2014	0.7
On April 22, 2014, the Board declared a regular quarterly dividend of $0.01 per share to be paid on May 28, 2014 to shareholders of record as of May 5, 2014. Cash payments related to this dividend will total approximately $0.7 million.

14.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended March 31
	2014	2013
	$	$
Stock options	—	0.1
Restricted stock and restricted stock unit equity awards	0.7	0.9
Total stock compensation expense	0.7	1.0
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
As of March 31, 2014, total unrecognized stock compensation expense related to share-based payment awards was $3.4 million. We will recognize this amount over a weighted-average period of 1.2 years. During first quarter 2014, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2012 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2013 because the performance conditions had not been determined as of March 31, 2014. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.
Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)
		$	$		$	$
Outstanding, December 31, 2013	1,183,449	1.92	2.0	140,000	9.00	—
Exercised	(92,970)	1.61	0.2	—	—	—
Outstanding, March 31, 2014	1,090,479	1.95	2.7	140,000	9.00	—
Fully vested and exercisable, March 31, 2014 (weighted-average remaining contractual term of 4.0 years and 3.6 years, respectively)	1,001,044	2.02	2.4	140,000	9.00	—

(1)	Options that were not in-the-money at March 31, 2014 and December 31, 2013, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

Restricted stock and RSU equity award activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards
	#	$	#	$	#	$	#
Non-vested, December 31, 2013	896,110	7.76	300,440	5.15	193,066	2.16	1,003,130
Granted	5,658	3.31	507,897	4.09	—	—	(507,897)
Dividend equivalent units granted	1,920	4.29	1,446	4.29	399	4.29	1,015
Vested (aggregate intrinsic value of $2.2 million)	(257,620)	12.79	(190,259)	13.98	—	—	(385)
Forfeited	(48,434)	7.29	(19,156)	11.92	(21,566)	2.16	(14,762)
Cancelled	—	—	(159,982)	12.98	—	—	(40,336)
Non-vested, March 31, 2014 (aggregate intrinsic value of $7.6 million)	597,634	5.57	440,386	3.03	171,899	2.16	440,765
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
We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2014. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined as of March 31, 2014 for performance-vesting awards granted in 2013 because the performance conditions had not yet been determined.
As of March 31, 2014, accrued liabilities in the accompanying unaudited consolidated balance sheets included $0.1 million related to RSU liability awards.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2013	20,347
Dividend equivalent units granted	48
Non-vested, March 31, 2014	20,395

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

15.    NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted net income (loss) per common share ("EPS") were calculated as follows (in millions, except per share):

	Three months ended March 31
	2014	2013
Net income (loss)	$(16.8)	$0.6
Weighted-average common shares outstanding:
Basic	68.23	67.78
Effect of dilutive securities	—	1.28
Diluted	68.23	69.06
Net income (loss) per common share:
Basic	$(0.25)	$0.01
Diluted	$(0.25)	$0.01
Certain share-based payment awards whose terms and conditions are described in Note 14 "Share-Based Payments," could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive securities were as follows (in millions):

	Three months ended March 31
	2014	2013
Antidilutive securities	2.18	0.67

16.    INCOME TAXES
Our effective income tax rate was approximately 29.7% for the three months ended March 31, 2014 and 40.0% for the three months ended March 31, 2013.The effective income tax rate for the three months ended March 31, 2014 and for the three months ended March 31, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.

17.    RELATED PARTY TRANSACTIONS
We sell flat-rolled products to two customers that have been affiliated with Apollo. On April 12, 2013 one of those customers, Metals USA Holdings Corp., was acquired by Reliance Steel & Aluminum Co., a public company not affiliated with Apollo. Sales to these companies were as follows (in millions):

	Three months ended March 31
	2014	2013
	$	$
Berry Plastics Corporation	1.9	1.9
Metals USA Holdings Corp.(1)	—	3.3

(1)	Sales to Metals USA Holding Corp. include the period in which Metals USA Holdings Corp was affiliated with Apollo through April 12, 2013.
Accounts receivable from these related parties were as follows (in millions):

	March 31, 2014	December 31, 2013
	$	$
Berry Plastics Corporation	0.6	0.3
Metals USA Holdings Corp. (1)	—	—

(1)
As of April 12, 2013 Metals USA Holding Corp. was no longer affiliated with Apollo, therefore accounts receivable for Metals USA Holding Corp. as of March 31, 2014 are not disclosed as related party accounts receivable.

On March 17, 2014, we completed a secondary offering of 10.0 million shares of common stock by investment funds affiliated with or managed by Apollo Global Management, LLC. We did not receive any of the proceeds from the offering.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

18.    NON-CONTROLLING INTEREST
Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners ("NJBP"), in which the GOJ holds a 51% interest. NJBP mines bauxite, approximately 64% of which was sold to Gramercy during 2013, with the remaining majority sold to Sherwin Alumina Company.
We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from St. Ann (royalties, production and asset usage fees, etc.). We consolidate NJBP into our unaudited consolidated balance sheets as follows (in millions):

	March 31, 2014			December 31, 2013
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	1.5	—	1.5	0.6	—	0.6
Accounts receivable, net	14.7	(14.7)	—	13.3	(13.3)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	15.6	—	15.6	15.6	—	15.6
Other current assets	3.0	—	3.0	2.0	—	2.0
Property, plant and equipment, net	41.0	—	41.0	42.6	—	42.6
Other assets	5.5	—	5.5	5.1	—	5.1
Accounts payable	(64.6)	55.5	(9.1)	(62.1)	55.5	(6.6)
Accrued liabilities	(3.5)	—	(3.5)	(3.8)	—	(3.8)
Environmental, land and reclamation liabilities	(1.5)	—	(1.5)	(1.4)	—	(1.4)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
St. Ann’s net investment and advances to NJBP	5.7	40.8	46.5	5.9	42.2	48.1

19.    SUBSIDIARY ISSUER OF GUARANTEED NOTES
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several bases by the existing and future domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB and St. Ann are not guarantors of the senior secured credit facilities and, are not guarantors of the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the subsidiary guarantors. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet as of March 31, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.5	29.3	5.3	16.1	—	51.2
Accounts receivable, net:
Trade	—	—	107.4	5.2	—	112.6
Affiliates	19.2	11.9	6.3	8.1	(45.5)	—
Inventories, net	—	—	160.3	31.5	—	191.8
Prepaid expenses	0.3	—	3.4	0.7	—	4.4
Other current assets	—	—	8.7	6.6	—	15.3
Total current assets	20.0	41.2	291.4	68.2	(45.5)	375.3
Investments in affiliates	333.4	1,562.5	—	—	(1,895.9)	—
Advances due from affiliates	—	122.2	702.7	63.5	(888.4)	—
Property, plant and equipment, net	—	—	608.0	63.7	—	671.7
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	53.8	—	—	53.8
Other assets	—	7.2	51.5	28.7	—	87.4
Total assets	353.4	1,733.1	1,845.0	224.1	(2,829.8)	1,325.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	101.9	8.9	—	110.8
Affiliates	—	19.2	8.1	18.2	(45.5)	—
Accrued liabilities	0.1	6.8	33.4	21.8	—	62.1
Taxes Payable	5.0	—	(0.2)	0.3	—	5.1
Derivative liabilities, net	—	—	5.2	—	—	5.2
Deferred tax liabilities	0.2	1.1	3.0	—	—	4.3
Current portion of long-term debt	—	4.9	—	1.1	—	6.0
Total current liabilities	5.3	32.0	151.4	50.3	(45.5)	193.5
Long-term debt, net	—	642.1	—	16.4	—	658.5
Pension and other post-retirement liabilities	—	—	109.5	6.0	—	115.5
Other long-term liabilities	—	—	38.0	11.2	—	49.2
Advances due to affiliates	186.9	701.5	—	—	(888.4)	—
Long-term deferred tax liabilities	35.9	24.1	116.6	1.2	—	177.8
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	240.2	352.1	1,199.7	83.5	(1,635.3)	240.2
Retained earnings (accumulated deficit)	(56.3)	40.6	285.2	53.2	(379.0)	(56.3)
Accumulated other comprehensive income (loss)	(59.3)	(59.3)	(55.4)	(3.7)	118.4	(59.3)
Total shareholders' equity	125.3	333.4	1,429.5	133.0	(1,895.9)	125.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	125.3	333.4	1,429.5	139.0	(1,895.9)	131.3
Total liabilities and equity	353.4	1,733.1	1,845.0	224.1	(2,829.8)	1,325.8

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet as of December 31, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.4	66.7	1.1	11.2	—	79.4
Accounts receivable, net:
Trade	—	—	81.6	5.1	—	86.7
Affiliates	19.1	11.9	5.3	7.4	(43.7)	—
Inventories, net	—	—	148.8	29.9	—	178.7
Taxes receivable	1.6	—	1.3	(0.3)	—	2.6
Prepaid expenses	0.2	—	3.7	0.7	—	4.6
Other current assets	—	—	6.8	5.5	—	12.3
Total current assets	21.3	78.6	248.6	59.5	(43.7)	364.3
Investments in affiliates	341.9	1,565.5	—	—	(1,907.4)	—
Advances due from affiliates	—	122.2	730.3	63.5	(916.0)	—
Property, plant and equipment, net	—	—	612.0	65.2	—	677.2
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	55.2	—	—	55.2
Other assets	—	7.7	51.8	28.3	—	87.8
Total assets	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	0.2	79.3	9.7	—	89.2
Affiliates	—	19.1	7.4	17.2	(43.7)	—
Accrued liabilities	—	2.0	38.4	20.6	—	61.0
Derivative liabilities net	—	—	4.0	—	—	4.0
Deferred tax liabilities	0.1	—	2.0	—	—	2.1
Current portion of long-term debt	—	4.9	—	—	—	4.9
Total current liabilities	0.1	26.2	131.1	47.5	(43.7)	161.2
Long-term debt	—	643.2	—	11.0	—	654.2
Pension and other post-retirement liabilities	—	—	109.9	5.9	—	115.8
Other long-term liabilities	—	—	38.4	11.6	—	50.0
Advances due to affiliates	186.3	729.7	—	—	(916.0)	—
Long-term deferred tax liabilities	35.5	33.0	124.0	1.1	—	193.6
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	239.7	352.1	1,199.7	83.7	(1,635.5)	239.7
Retained earnings (accumulated deficit)	(38.7)	50.2	289.1	53.4	(392.7)	(38.7)
Accumulated other comprehensive income (loss)	(60.4)	(60.4)	(56.7)	(3.7)	120.8	(60.4)
Total shareholders’ equity	141.3	341.9	1,432.1	133.4	(1,907.4)	141.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	141.3	341.9	1,432.1	139.4	(1,907.4)	147.3
Total liabilities and equity	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended March 31, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	300.0	30.1	(18.5)	311.6
Operating costs and expenses:
Cost of sales	—	—	294.5	25.9	(18.4)	302.0
Selling, general and administrative expenses	1.1	0.1	15.5	4.1	(0.1)	20.7
Total operating costs and expenses	1.1	0.1	310.0	30.0	(18.5)	322.7
Operating income (loss)	(1.1)	(0.1)	(10.0)	0.1	—	(11.1)
Other (income) expense:
Interest expense, net	(0.1)	12.5	—	0.1	—	12.5
Loss on hedging activities, net	—	—	0.3	—	—	0.3
Total other (income) expense, net	(0.1)	12.5	0.3	0.1	—	12.8
(Loss) before income taxes	(1.0)	(12.6)	(10.3)	—	—	(23.9)
Income tax (benefit) expense	0.2	(4.0)	(3.1)	(0.2)	—	(7.1)
Equity in net income (loss) of subsidiaries	(15.6)	(7.0)	—	—	22.6	—
Net income (loss)	(16.8)	(15.6)	(7.2)	0.2	22.6	(16.8)
Other comprehensive income (loss)	1.1	1.1	1.3	—	(2.4)	1.1
Total comprehensive income (loss)	(15.7)	(14.5)	(5.9)	0.2	20.2	(15.7)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Three months ended March 31, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	326.5	35.6	(23.7)	338.4
Operating costs and expenses:
Cost of sales	—	—	299.3	30.0	(23.7)	305.6
Selling, general and administrative expenses	1.3	0.4	19.6	3.3	—	24.6
Total operating costs and expenses	1.3	0.4	318.9	33.3	(23.7)	330.2
Operating income (loss)	(1.3)	(0.4)	7.6	2.3	—	8.2
Other (income) expense:
Interest expense, net	(0.1)	10.2	—	—	—	10.1
Gain on hedging activities, net	—	—	(5.4)	—	—	(5.4)
Debt refinancing expense	—	2.5	—	—	—	2.5
Total other (income) expense, net	(0.1)	12.7	(5.4)	—	—	7.2
Income (loss) before income taxes	(1.2)	(13.1)	13.0	2.3	—	1.0
Income tax (benefit) expense	(0.3)	(4.4)	4.7	0.4	—	0.4
Equity in net income of subsidiaries	1.5	10.2	—	—	(11.7)	—
Net income (loss)	0.6	1.5	8.3	1.9	(11.7)	0.6
Other comprehensive income (loss)	(2.2)	(2.2)	(2.2)	—	4.4	(2.2)
Total comprehensive income (loss)	(1.6)	(0.7)	6.1	1.9	(7.3)	(1.6)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	0.3	(25.4)	16.3	(10.7)	—	(19.5)
INVESTING ACTIVITIES
Capital expenditures	—	—	(12.3)	(0.8)	—	(13.1)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used in investing activities	—	—	(12.1)	(0.8)	—	(12.9)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.4)	—	—	—	—	(0.4)
Dividends paid to shareholders	(0.7)	—	—	—	—	(0.7)
Repayments of long-term debt	—	(1.2)	—	—	—	(1.2)
Borrowings on long-term debt, net	—	(9.9)	—	16.4	—	6.5
Distribution (to parent) from subsidiary	0.9	(0.9)	—	—	—	—
Cash provided by (used in) financing activities	(0.2)	(12.0)	—	16.4	—	4.2
Change in cash and cash equivalents	0.1	(37.4)	4.2	4.9	—	(28.2)
Cash and cash equivalents, beginning of period	0.4	66.7	1.1	11.2	—	79.4
Cash and cash equivalents, end of period	0.5	29.3	5.3	16.1	—	51.2

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.1)	(18.6)	17.2	(0.6)	—	(2.1)
INVESTING ACTIVITIES
Capital expenditures	—	—	(18.1)	(0.8)	—	(18.9)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used in investing activities	—	—	(17.9)	(0.8)	—	(18.7)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	—	—	—	—	(0.2)
Dividends paid to shareholders	(2.7)	—	—	—	—	(2.7)
Repayments of long-term debt	—	(276.4)	—	—	—	(276.4)
Borrowings on long-term debt	—	282.3	—	—	—	282.3
Payments of financing costs	—	(2.2)	—	—	—	(2.2)
Distribution (to parent) from subsidiary	2.7	(2.7)	—	—	—	—
Cash provided by (used in) financing activities	(0.2)	1.0	—	—	—	0.8
Change in cash and cash equivalents	(0.3)	(17.6)	(0.7)	(1.4)	—	(20.0)
Cash and cash equivalents, beginning of period	0.5	27.9	3.3	4.4	—	36.1
Cash and cash equivalents, end of period	0.2	10.3	2.6	3.0	—	16.1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) "Noranda HoldCo" refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) "Noranda AcquisitionCo" refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) "Noranda," the "Company," "we," "our," and "us" refer collectively to Noranda HoldCo and its subsidiaries on a consolidated basis. "AcquisitionCo Notes" refer to senior unsecured notes due 2019, issued by Noranda AcquisitionCo.
Overview and Recent Developments
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
We experienced unusually extreme winter weather in the first quarter 2014; however, we returned our facilities to normal operating levels by quarter end. The negative effects from those extreme conditions to alumina and primary aluminum production had a $14.9 million pre-tax impact on first quarter results. At the same time, we experienced robust aluminum product demand during the first quarter 2014. We managed through challenging conditions to mitigate the impact on our liquidity and to meet our customers needs.

•
The negative impact of extreme weather conditions included $3.6 million from a first quarter 2014 weather-driven spike in natural gas prices and $11.3 million from higher production costs. At our alumina refinery, unusually extreme cold temperatures created process instability which caused unfavorable usage rates for key production materials. Similar conditions at our aluminum smelter hampered electrical efficiency, decreased metal purity, increased anode production costs and drove higher maintenance and overtime costs.

•	The impact of extreme weather on production costs was partially offset by the favorable impact of lower prices for certain raw materials and by savings under the Company's CORE productivity program.

•	The average realized Midwest Transaction Price decreased to $0.95 in first quarter 2014 from $1.03 in first quarter 2013.

•
Integrated primary aluminum net cash cost ("Net Cash Cost") increased to $0.90 per pound shipped in first quarter 2014 compared to $0.81 per pound shipped in first quarter 2013, reflecting the negative impact from lower LME-linked prices in the Alumina segment and an $0.11 impact from extreme winter weather conditions during first quarter 2014. These negatives were partially offset by lower costs for certain key raw materials, and by the incremental impact of CORE productivity savings.

On April 16, 2014, the PSC issued two orders related to the Company’s February 2014 petition to obtain a reduced power rate for the New Madrid smelter. First, the Missouri Public Service Commission ("PSC") denied a motion to dismiss the Company’s petition. Second, the PSC established a schedule to hear and rule on the Company’s petition which will allow a timely decision regarding the rate request. On April 23, 2014, the PSC revised the approved schedule. Evidentiary hearings will be held June 16 through 17, 2014, and the PSC anticipates making a decision in this case by August 6, 2014.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Part II, Item 1A "Risk Factors," and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013. All forward-looking information in this report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies and Estimates
Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Preparation of these financial statements requires management to make significant judgments and estimates. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1, "Accounting Policies" in our audited consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K, as filed March 3, 2014, for a discussion of our critical accounting policies and estimates.
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
The carrying value of our Primary Aluminum segment's goodwill was $137.6 million at March 31, 2014. As of October 1, 2013, the date of our last annual goodwill impairment test, the fair value of the Primary Aluminum Segment exceeded its carrying value by approximately 22%. Our 2013 fair value analysis included assumptions about key factors affecting the Primary Aluminum segment's future profitability and cash flows, including the long-term price for primary aluminum. We continue to monitor our Primary Aluminum segment's expected future cash flows for risk of impairment. Factors that could cause a decline in expected future cash flows include a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs, significant increases in the cost of production inputs such as electricity, potential negative effects of proposed legislation related to sulfur dioxide ("SO2") emissions, or a significant increase in cash flow discount rates. Additionally, a sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk. We may perform interim goodwill impairment testing during 2014 based on our evaluation of the above factors.
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

The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the quarter ended March 31, 2014, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Carbon-based products	10% increase in price	(1.4)
Alumina	$0.10 increase in LME per pound	(1.9)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME per pound	(5.3)

Results of operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the unaudited consolidated financial statements and related notes included herein.

Results of Operations
The following table sets forth certain unaudited consolidated financial information for the periods ended March 31, 2014 and 2013 (in millions, except per share data and where noted):

	Three months ended March 31
	2014	2013
	$	$
Statements of operations data:
Sales	311.6	338.4
Operating costs and expenses:
Cost of sales	302.0	305.6
Selling, general and administrative expenses	20.7	24.6
Total operating costs and expenses	322.7	330.2
Operating income (loss)	(11.1)	8.2
Other (income) expense:
Interest expense, net	12.5	10.1
(Gain) loss on hedging activities, net	0.3	(5.4)
Debt refinancing expense	—	2.5
Total other expense, net	12.8	7.2
Income (loss) before income taxes	(23.9)	1.0
Income tax expense (benefit)	(7.1)	0.4
Net income (loss)	(16.8)	0.6
Net income (loss) per common share:
Basic	$(0.25)	$0.01
Diluted	$(0.25)	$0.01
Weighted-average common shares outstanding:
Basic	68.23	67.78
Diluted	68.23	69.06
Cash dividends declared per common share	$0.01	$0.04
External sales by segment:
Bauxite	11.7	11.8
Alumina	45.8	42.0
Primary Aluminum	120.8	138.7
Flat-Rolled Products	133.3	145.9
Total	311.6	338.4
Segment profit (loss):
Bauxite	2.5	4.2
Alumina	(11.9)	4.1
Primary Aluminum	18.4	24.2
Flat-Rolled Products	10.9	13.8
Corporate	(7.8)	(8.7)
Eliminations	(1.4)	(1.3)
Total	10.7	36.3
Financial and other data:
Average realized Midwest transaction price (per pound)	$0.95	$1.03
Net Cash Cost (per pound shipped)	$0.90	$0.81
Shipments:
External shipments:
Bauxite (kMts)	520.7	506.0
Alumina (kMts)	150.6	125.0
Primary Aluminum (pounds, in millions)	111.7	119.5
Flat-Rolled Products (pounds, in millions)	92.4	93.8
Intersegment shipments:
Bauxite (kMts)	622.7	703.0
Alumina (kMts)	127.3	151.0
Primary Aluminum (pounds, in millions)	30.2	22.3

Discussion of consolidated operating results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013
Sales
Sales for the three months ended March 31, 2014 were $311.6 million compared to $338.4 million in the three months ended March 31, 2013, a decrease of 7.9%. Lower realized prices and volumes decreased sales by $24.5 million and $2.3 million, respectively. The extreme winter conditions minimally impacted shipments to external customers during first quarter 2014.
Sales to external customers from our Primary Aluminum segment decreased to $120.8 million in the three months ended March 31, 2014 from $138.7 million in the three months ended March 31, 2013, driven primarily by lower realized prices and lower volume.

•	Our average realized MWTP for the three months ended March 31, 2014 was $0.95 per pound, compared to $1.03 per pound in the three months ended March 31, 2013.

•	Lower external shipments from the Primary Aluminum segment decreased external sales by $9.1 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Sales to external customers from our Alumina segment in the three months ended March 31, 2014 were $45.8 million compared to $42.0 million in the three months ended March 31, 2013. Higher volumes increased external sales by $8.6 million offset by $4.8 million lower sales primarily due to lower LME-linked realized pricing.
Sales to external customers from our Bauxite segment in the three months ended March 31, 2014 were $11.7 million compared to $11.8 million in the three months ended March 31, 2013. Lower external sales prices resulted in a $0.4 million sales decrease, offset by external shipment volumes that were higher by 2.9%, resulting in a $0.3 million external sales increase.
Sales to our external customers in our Flat-Rolled Products segment were $133.3 million during the three months ended March 31, 2014 compared to $145.9 million in the three months ended March 31, 2013. Lower volume and the negative impact of lower LME prices decreased external sales by $2.2 million and $10.4 million, respectively.
Cost of sales
Cost of sales for the three months ended March 31, 2014 was $302.0 million compared to $305.6 million in the three months ended March 31, 2013.
Total cost of sales in the Primary Aluminum segment decreased to $137.6 million for first quarter 2014 from $142.9 million for first quarter 2013. The decrease primarily related to lower input cost pricing for both alumina and carbon based products and incremental CORE productivity savings, offset by the $1.9 million higher production costs due to extreme winter weather conditions.
Total cost of sales in the Alumina segment was $92.4 million for first quarter 2014 compared to $85.5 million for first quarter 2013. The increase in cost of sales was primarily due to extreme weather conditions resulting in higher natural gas prices and production costs in first quarter 2014 totaling $13.0 million, partially offset by favorable impact from lower first quarter 2014 bauxite and caustic soda prices and by incremental CORE productivity savings.
Total cost of sales in the Bauxite segment was $25.9 million for first quarter 2014 compared to $30.0 million for first quarter 2013. The decrease in cost of sales was primarily a result of lower fuel prices and productivity-driven reductions in mine operations.
Flat-Rolled Products segment cost of sales decreased to $124.6 million for first quarter 2014 from $137.1 million for first quarter 2013. The decrease related principally to lower LME related raw material input costs.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended March 31, 2014 were $20.7 million, compared to $24.6 million in the three months ended March 31, 2013. In first quarter 2014, selling, general and administrative expenses decreased primarily due to lower compensation expenses and benefits as a result of 2013 workforce reductions and decreased relocation, severance and professional fees.
Operating income (loss)
Operating loss for the three months ended March 31, 2014 was $11.1 million compared to operating income of $8.2 million in the three months ended March 31, 2013. The decrease in operating income primarily related to the sales margin decline of $23.2 million, offset by a $3.9 million decrease in selling, general and administrative expenses.
Sales margin was $9.6 million for the three months ended March 31, 2014 compared to $32.8 million in the three months ended March 31, 2013. This decrease resulted from the unfavorable impacts of lower LME aluminum prices and effects of extreme weather conditions on alumina and primary aluminum production costs.

Interest expense, net
Interest expense during first quarter 2014 increased to $12.5 million compared to $10.1 million in first quarter 2013. Our average outstanding indebtedness increased to $665.6 million in first quarter 2014 from $601.2 million in first quarter 2013.
(Gain) loss on hedging activities, net
Loss on hedging activities was $0.3 million in the three months ended March 31, 2014 compared to a gain on hedging activities of $5.4 million in the three months ended March 31, 2013. During the three months ended March 31, 2013, we reclassified $6.4 million of aluminum and natural gas hedge net gains from AOCI into earnings. There were no remaining derivative gains or losses on hedging activities in AOCI to reclassify into earnings during the three months ended March 31, 2014.
Income (loss) before income taxes
Loss before income taxes was $23.9 million in the three months ended March 31, 2014, compared to income before income taxes of $1.0 million in the three months ended March 31, 2013. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three months ended March 31
	2014	2013
	$	$
	Increase (decrease) to net income
Special items:
Transaction costs	—	(2.5)
Gain (loss) on hedging activities	(0.3)	5.4
Total special items (pre-tax)	(0.3)	2.9
Income tax expense (benefit)
Income tax benefit was $7.1 million in the three months ended March 31, 2014, compared to income tax expense of $0.4 million in the three months ended March 31, 2013.
Our effective income tax rate was approximately 29.7% for the three months ended March 31, 2014 and 40.0% for the three months ended March 31, 2013. The effective income tax rate for the three months ended March 31, 2014 and for the three months ended March 31, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
Net income (loss)
Net loss was $16.8 million in the three months ended March 31, 2014, compared to net income of $0.6 million in the three months ended March 31, 2013. The decrease in net income resulted from a $19.3 million decrease in operating income, a $5.7 million decrease in gain on hedging activities, and a $2.4 million increase in interest expense, offset by a $7.5 million decrease in income tax expense.
Discussion of quarterly segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the three months ended March 31, 2014 were $30.1 million, compared to $35.5 million for the three months ended March 31, 2013. Lower realized pricing decreased sales by $3.5 million and lower shipment volume decreased sales by $1.9 million.
Segment profit in the three months ended March 31, 2014 was $2.5 million compared to $4.2 million in the three months ended March 31, 2013. The decrease in segment performance was driven by lower internal and external selling prices, which offset favorably lower fuel prices and productivity-driven reductions in mine operating costs.
Alumina
Alumina segment sales, including intersegment sales, for the three months ended March 31, 2014 were $77.2 million compared to $86.1 million for the three months ended March 31, 2013. This decrease is primarily related to lower LME-linked prices.
Segment loss in the three months ended March 31, 2014 was $11.9 million compared to segment profit of $4.1 million in the three months ended March 31, 2013. Lower Alumina segment profit reflects the combination the $13.0 million impact of extreme winter weather conditions and a $7.8 million unfavorable impact from lower LME-linked prices.These negatives factors were partially offset by the $3.4 million favorable impact from lower first quarter 2014 bauxite and caustic soda prices and by incremental CORE productivity savings in first quarter 2014.

Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, decreased to $149.5 million in the three months ended March 31, 2014 from $161.2 million in the three months ended March 31, 2013.

•	The average realized MWTP decreased 7.8% in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Segment profit in the three months ended March 31, 2014 was $18.4 million compared to $24.2 million in the three months ended March 31, 2013. This decline was driven largely by a net $7.9 million negative impact from lower LME-linked prices and a $1.9 million impact of extreme winter weather conditions during first quarter 2014. These negative factors were partially offset by the $4.1 million impact from incremental CORE productivity savings, as well as lower input cost pricing. Medical and workers compensation costs were also higher in first quarter 2014 than in first quarter 2013.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $133.3 million in the three months ended March 31, 2014 compared to $145.9 million in the three months ended March 31, 2013. The sales decrease was the result of lower volume of $2.2 million and lower pricing of $10.4 million.
Segment profit in three months ended March 31, 2014 was $10.9 million compared to $13.8 million in the three months ended March 31, 2013. Compared to first quarter 2013, segment profit decreased due to the negative effects of product mix changes, higher natural gas prices and an increase in workers compensation and medical costs. These negatives were partially offset by the incremental impact of CORE productivity savings.
Corporate
Corporate expenses were approximately $0.9 million lower in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due primarily to the impact of CORE productivity savings.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our asset-based revolving credit facility and project specific financing arrangements.

•	At March 31, 2014, we had $51.2 million of cash and cash equivalents.

•
There were no borrowings outstanding as of March 31, 2014 under our asset-based revolving credit facility and outstanding letters of credit totaled $34.6 million. Available borrowing capacity under the facility was $139.9 million, calculated as of March 31, 2014. Together with cash and cash equivalents, total available liquidity at March 31, 2014 was $191.1 million.

•	In the quarter ended March 31, 2014, operating activities used $19.5 million of cash.

•
During the quarter ended March 31, 2014 we borrowed $6.5 million from a third party, pursuant to a project specific financing arrangement which provides available borrowings up to a total of $20.0 million. We are using the borrowings for the port expansion and railing improvements designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. Available borrowings remaining under this arrangement were $2.5 million as of March 31, 2014.

•	During the quarter ended March 31, 2014, we made cash dividend payments to shareholders totaling $0.7 million.
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
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Three months ended March 31
	2014	2013
	$	$
Cash used in operating activities	(19.5)	(2.1)
Cash used in investing activities	(12.9)	(18.7)
Cash provided by financing activities	4.2	0.8
Change in cash and cash equivalents	(28.2)	(20.0)

Operating activities
Operating activities used $19.5 million of cash in the quarter ended March 31, 2014 compared to $2.1 million used in the quarter ended March 31, 2013. In the quarter ended March 31, 2014, we produced $10.7 million of segment profit. Unusually extreme weather conditions negatively impacted our first quarter 2014 segment profit by approximately $14.9 million. As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each of the quarters (in millions):

	Three months ended March 31
(in millions)	2014	2013
	$	$
Segment profit	$10.7	$36.3
Prepaid expenses and other	(5.8)	9.8
Interest paid	(7.5)	(10.2)
Taxes refunded	0.5	—
Operating working capital (deficit)	(17.4)	(38.0)
Cash used in operating activities	$(19.5)	$(2.1)
Investing activities
Capital expenditures were $13.1 million in the quarter ended March 31, 2014 and $18.9 million in the quarter ended March 31, 2013.
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $4.3 million and $3.9 million for the quarter ended March 31, 2014 and 2013, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows.
We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations.
Financing activities
During the quarter ended March 31, 2014, our financing cash flows reflected the $6.5 million borrowing from our project specific financing arrangement, our quarterly Term B Loan repayment of $1.2 million and dividend payments to shareholders totaling $0.7 million.
On April 22, 2014, the Board declared a regular quarterly dividend of $0.01 per share to be paid on May 28, 2014 to shareholders of record as of May 5, 2014. Cash payments related to this dividend will total approximately $0.7 million.

Adjusted EBITDA
Management uses "Adjusted EBITDA", referred to as "EBITDA" in our debt agreements, as a liquidity measure. Our debt agreements do not require us to achieve any specified level of Adjusted EBITDA or ratio of Adjusted EBITDA to any other financial metric, in order to avoid a default (subject, in the case of the senior secured revolving credit facility, to our maintaining minimum availability thereunder). As used herein, Adjusted EBITDA means net income before income taxes, net interest expense, depreciation and amortization, adjusted to eliminate certain non-cash expenses and other specified items of income or expense as outlined below (in millions):

	Three months ended March 31		Twelve months ended
	2014	2013	March 31, 2014	December 31, 2013
	$	$	$	$
Adjusted EBITDA	10.7	36.3	67.5	93.1
Last in, first out and lower of cost or market inventory adjustments (a)	0.2	(0.8)	3.6	2.6
Gain (loss) on disposal of assets	0.1	0.2	0.4	0.5
Asset impairment	—	—	(5.9)	(5.9)
Non-cash pension, accretion and stock compensation	(2.8)	(4.7)	(18.6)	(20.5)
Restructuring, relocation and severance	0.4	(0.6)	(6.9)	(7.9)
Consulting fees	(0.2)	(0.3)	(0.4)	(0.5)
Debt refinancing expense	—	(2.5)	—	(2.5)
Non-cash derivative gains (b)	0.6	6.0	1.4	6.8
Other, net	1.3	0.7	0.6	—
Depreciation and amortization	(21.7)	(23.2)	(94.5)	(96.0)
Interest expense, net	(12.5)	(10.1)	(49.9)	(47.5)
Income tax	7.1	(0.4)	37.7	30.2
Net income (loss)	(16.8)	0.6	(65.0)	(47.6)

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended March 31		Twelve months ended
	2014	2013	March 31, 2014	December 31, 2013
	$	$	$	$
Variable-price aluminum offset swaps and other	0.9	0.6	9.4	9.1

Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and may not be comparable to similarly titled measures used by other companies in our industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), income (loss) from continuing operations, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA excludes certain tax payments that may represent a reduction in cash available to us; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, our working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness. Adjusted EBITDA also includes incremental stand-alone costs and adds back non-cash hedging gains and losses, and certain other non-cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider our Adjusted EBITDA as an alternative to operating income (loss) or net income (loss), determined in accordance with U.S. GAAP, as an indicator of our operating performance, or as an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of our cash flows or as a measure of liquidity.
The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended March 31		Twelve months ended
	2014	2013	March 31, 2014	December 31, 2013
	$	$	$	$
Adjusted EBITDA	10.7	36.3	67.5	93.1
Share-based compensation expense	0.7	1.0	4.5	4.8
Changes in other assets	(1.6)	(1.4)	0.8	1.0
Changes in pension, other post-retirement liabilities and other long-term liabilities	0.7	0.7	7.2	7.2
Changes in current operating assets and liabilities	(9.8)	(26.1)	49.9	33.6
Changes in current income taxes	(7.2)	1.1	(10.7)	(2.4)
Changes in accrued interest	(11.8)	(9.4)	(47.3)	(44.9)
Non-cash pension, accretion and stock compensation	(2.8)	(4.7)	(18.6)	(20.5)
Restructuring, relocation and severance	0.4	(0.6)	(6.9)	(7.9)
Consulting and sponsor fees	(0.2)	(0.3)	(0.4)	(0.5)
Other, net	1.4	1.3	0.8	0.7
Cash provided by (used in) operating activities	(19.5)	(2.1)	46.8	64.2

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 3, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes to the description of our legal proceedings previously disclosed in our Annual Report on Form 10-K, as filed on March 3, 2014.

Item 1A.    Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10‑K, as filed on March 3, 2014.

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

NORANDA ALUMINUM HOLDING CORPORATION
April 28, 2014	/S/ LAYLE K. SMITH
Layle K. Smith Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit number	Description
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