Form 10-Q
period 2014-06-30
Noranda Aluminum Holding CORP
filed 2014-08-11
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
As of July 31, 2014, there were 68,852,804 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	June 30, 2014	December 31, 2013
	$	$
ASSETS
Current assets:
Cash and cash equivalents	32.9	79.4
Accounts receivable, net	112.2	86.7
Inventories, net	191.9	178.7
Other current assets	18.9	19.5
Total current assets	355.9	364.3
Property, plant and equipment, net	670.6	677.2
Goodwill	137.6	137.6
Other intangible assets, net	52.3	55.2
Other assets	87.1	87.8
Total assets	1,303.5	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	109.3	89.2
Accrued liabilities	67.3	65.0
Deferred tax liabilities	10.8	2.1
Current portion of long-term debt	7.1	4.9
Total current liabilities	194.5	161.2
Long-term debt, net	656.4	654.2
Pension and other post-retirement benefit (“OPEB”) liabilities	113.3	115.8
Other long-term liabilities	48.9	50.0
Long-term deferred tax liabilities	165.3	193.6
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at June 30, 2014 and December 31, 2013)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 68.8 shares issued and outstanding at June 30, 2014; 68.1 shares issued and outstanding at December 31, 2013)	0.7	0.7
Capital in excess of par value	241.8	239.7
Accumulated deficit	(64.6)	(38.7)
Accumulated other comprehensive loss	(58.8)	(60.4)
Total shareholders’ equity	119.1	141.3
Non-controlling interest	6.0	6.0
Total equity	125.1	147.3
Total liabilities and equity	1,303.5	1,322.1
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Sales	345.9	352.0	657.5	690.4
Operating costs and expenses:
Cost of sales	325.4	334.2	627.4	639.8
Selling, general and administrative expenses	17.8	21.5	38.5	46.1
Total operating costs and expenses	343.2	355.7	665.9	685.9
Operating income (loss)	2.7	(3.7)	(8.4)	4.5
Other (income) expense:
Interest expense, net	12.6	12.2	25.1	22.3
(Gain) loss on hedging activities, net	0.1	3.0	0.4	(2.4)
Debt refinancing expense	—	—	—	2.5
Total other expense, net	12.7	15.2	25.5	22.4
Loss before income taxes	(10.0)	(18.9)	(33.9)	(17.9)
Income tax benefit	(2.4)	(6.6)	(9.5)	(6.2)
Net loss	(7.6)	(12.3)	(24.4)	(11.7)
Net loss per common share:
Basic	$(0.11)	$(0.18)	$(0.36)	$(0.17)
Diluted	$(0.11)	$(0.18)	$(0.36)	$(0.17)
Weighted-average common shares outstanding:
Basic (shares, in millions)	68.75	67.91	68.49	67.85
Diluted (shares, in millions)	68.75	67.91	68.49	67.85
Cash dividends declared per common share	$0.01	$0.04	0.02	$0.08
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Net loss	(7.6)	(12.3)	(24.4)	(11.7)
Other comprehensive income:
Reclassification of pension and OPEB amounts realized in net loss	0.7	3.5	2.5	7.0
Reclassification of derivative amounts realized in net loss	—	—	—	(6.4)
Total other comprehensive income, before tax	0.7	3.5	2.5	0.6
Income tax expense related to components of other comprehensive income	0.2	1.3	0.9	0.5
Total other comprehensive income, net of tax	0.5	2.2	1.6	0.1
Total comprehensive loss	(7.1)	(10.1)	(22.8)	(11.6)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2013	—	0.7	239.7	(38.7)	(60.4)	6.0	147.3
Net loss	—	—	—	(24.4)	—	—	(24.4)
Other comprehensive income	—	—	—	—	1.6	—	1.6
Shares tendered for taxes, net of issuance of common shares for share-based payment arrangements	—	—	(1.1)	—	—	—	(1.1)
Stock compensation expense related to equity-based awards	—	—	1.6	—	—	—	1.6
Vesting of awards, share-based plans	—	—	—	(0.1)	—	—	(0.1)
Vesting of awards, incentive compensation			1.6	—	—	—	1.6
Dividends to shareholders @ $0.02 per share	—	—	—	(1.4)	—	—	(1.4)
Balance, June 30, 2014	—	0.7	241.8	(64.6)	(58.8)	6.0	125.1

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended June 30,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net loss	(24.4)	(11.7)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	44.0	46.6
Non-cash interest expense	1.3	1.3
Last in, first out and lower of cost or market inventory adjustments	1.0	2.2
Asset impairment	—	1.2
(Gain) loss on disposal of assets	0.1	(0.6)
Gain on hedging activities, excluding cash settlements	(0.3)	(4.9)
Debt refinancing expense	—	2.5
Deferred income taxes	(20.5)	(8.4)
Share-based compensation expense	1.6	2.2
Changes in other assets	(4.1)	(2.3)
Changes in pension, other post-retirement and other long-term liabilities	(1.0)	4.2
Changes in current operating assets and liabilities:
Accounts receivable, net	(25.5)	(17.7)
Inventories, net	(14.4)	(11.0)
Taxes receivable and taxes payable	9.8	(3.7)
Other current assets	(2.6)	11.8
Accounts payable	20.5	(2.1)
Accrued liabilities	(2.7)	5.1
Cash provided by (used in) operating activities	(17.2)	14.7
INVESTING ACTIVITIES
Capital expenditures	(31.1)	(39.5)
Proceeds from sale of property, plant and equipment	0.2	0.8
Cash used in investing activities	(30.9)	(38.7)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(1.1)	(0.2)
Dividends paid to shareholders	(1.4)	(5.4)
Repayments of long-term debt	(2.4)	(277.6)
Borrowings on revolving credit facility	18.5	11.0
Repayments on revolving credit facility	(18.5)	(11.0)
Borrowings on long-term debt, net	6.5	331.8
Payments of financing costs	—	(2.9)
Cash provided by financing activities	1.6	45.7
Change in cash and cash equivalents	(46.5)	21.7
Cash and cash equivalents, beginning of period	79.4	36.1
Cash and cash equivalents, end of period	32.9	57.8
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

1.    ACCOUNTING POLICIES
Organization, Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements represent the consolidation of Noranda Aluminum Holding Corporation and all companies that we directly or indirectly control (“Noranda,” “the Company,” “we,” “us,” and “our”). “Noranda HoldCo” refers only to Noranda Aluminum Holding Corporation, excluding its subsidiaries. “Noranda AcquisitionCo” refers only to Noranda Aluminum Acquisition Corporation, the wholly-owned direct subsidiary of Noranda HoldCo, excluding its subsidiaries.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information. The condensed consolidated financial statements, including these condensed notes, are unaudited and exclude some of the disclosures required in annual consolidated financial statements. Condensed consolidated balance sheet data as of December 31, 2013 was derived from our audited condensed consolidated financial statements. In management’s opinion, these unaudited consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2014.
Reclassifications
Certain reclassifications have been made to the condensed consolidated balance sheet for the year ended December 31, 2013 to conform to the June 30, 2014 presentation. Taxes receivable and prepaid assets totaling $2.6 million and $4.6 million, respectively, were combined with other current assets. Derivative liabilities, net totaling $4.0 million were combined with accrued liabilities. Long-term derivative liabilities, net totaling $0.2 million were combined with other long-term liabilities. These reclassifications had no impact on net income or net cash flows.
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

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
Our five reportable segments are Bauxite, Alumina, Primary Aluminum, Flat-Rolled Products and Corporate.

•
Bauxite – Our bauxite mining operation in St. Ann, Jamaica (“St. Ann”) mines and produces the bauxite used for alumina production at our alumina refinery. St. Ann sells the remaining bauxite to a third party.

•
Alumina – Our alumina refinery in Gramercy, Louisiana (“Gramercy”) chemically refines and converts bauxite into alumina, which is the principal raw material used in the production of primary aluminum. The Gramercy refinery is the source for the majority of our aluminum smelter’s alumina requirements. Gramercy sells the remaining alumina production in the form of smelter grade alumina and alumina hydrate, or chemical-grade alumina, to third parties.

•
Primary Aluminum – Our aluminum smelter in New Madrid, Missouri (“New Madrid”) produces value-added aluminum products in several forms, including billet, rod, high purity sow and foundry. The Primary Aluminum segment also produces commodity grade sow.

•	Flat-Rolled Products – Our rolling mills produce rolled aluminum products such as finstock and container stock.

•	Corporate – Our corporate segment reflects the cost of corporate operations.
The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies”.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended June 30, 2014
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	12.9	47.3	135.6	150.1	—	—	345.9
Intersegment	17.1	30.5	20.3	—	—	(67.9)	—
Total sales	30.0	77.8	155.9	150.1	—	(67.9)	345.9

Capital expenditures	1.5	3.1	9.3	3.9	0.2	—	18.0
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(1.3)	(3.2)	25.1	15.1	(6.2)	0.9	30.4
Depreciation and amortization	(2.4)	(5.2)	(9.9)	(4.7)	(0.1)	—	(22.3)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.3)	1.1	—	—	(1.2)
Loss on disposal of assets	—	—	—	(0.2)	—	—	(0.2)
Non-cash pension, accretion and stock compensation	(0.1)	(0.2)	(0.5)	(0.2)	(0.9)	—	(1.9)
Restructuring, relocation and severance	(0.1)	0.1	—	—	—	—	—
Consulting fees	—	—	—	—	(0.1)	—	(0.1)
Cash settlements on hedging transactions	—	—	(0.4)	(0.8)	—	—	(1.2)
Other, net	—	(0.1)	(0.1)	0.1	0.2	(0.9)	(0.8)
Operating income (loss)	(3.9)	(8.6)	11.9	10.4	(7.1)	—	2.7
Interest expense, net							12.6
Loss on hedging activities, net							0.1
Total other expense, net							12.7
Loss before income taxes							(10.0)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	10.9	51.4	136.5	153.2	—	—	352.0
Intersegment	19.2	35.7	20.1	—	—	(75.0)	—
Total sales	30.1	87.1	156.6	153.2	—	(75.0)	352.0

Capital expenditures	6.4	3.8	7.3	2.8	0.3	—	20.6
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	0.7	2.8	13.9	14.2	(8.1)	1.5	25.0
Depreciation and amortization	(3.0)	(5.3)	(10.1)	(4.7)	(0.3)	—	(23.4)
Last in, first out and lower of cost or market inventory adjustments	—	—	(1.3)	0.2	—	(0.3)	(1.4)
Gain on disposal of assets	—	0.4	—	—	—	—	0.4
Asset impairment	—	—	—	(1.2)	—	—	(1.2)
Non-cash pension, accretion and stock compensation	0.1	(0.3)	(1.7)	(1.6)	(1.4)	—	(4.9)
Relocation and severance	—	(0.1)	(0.2)	(0.1)	(0.1)	—	(0.5)
Consulting fees	—	—	—	—	(0.1)	—	(0.1)
Cash settlements on hedging transactions	—	—	0.6	2.5	—	—	3.1
Other, net	(0.1)	(0.1)	—	—	0.1	(0.6)	(0.7)
Operating income (loss)	(2.3)	(2.6)	1.2	9.3	(9.9)	0.6	(3.7)
Interest expense, net							12.2
Loss on hedging activities, net							3.0
Total other expense, net							15.2
Loss before income taxes							(18.9)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30, 2014
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	24.6	93.1	256.4	283.4	—	—	657.5
Intersegment	35.5	61.9	49.0	—	—	(146.4)	—
Total sales	60.1	155.0	305.4	283.4	—	(146.4)	657.5

Capital expenditures	2.3	5.1	16.3	7.0	0.4	—	31.1
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	1.2	(15.1)	43.5	26.0	(14.0)	(0.5)	41.1
Depreciation and amortization	(4.9)	(10.2)	(19.6)	(9.0)	(0.3)	—	(44.0)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.4)	1.4	—	—	(1.0)
Gain (loss) on disposal of assets	—	—	0.1	(0.2)	—	—	(0.1)
Non-cash pension, accretion and stock compensation	(0.1)	(0.4)	(1.5)	(0.9)	(1.8)	—	(4.7)
Restructuring, relocation and severance	—	—	(0.1)	0.4	0.1	—	0.4
Consulting fees	—	—	—	—	(0.3)	—	(0.3)
Cash settlements on hedging transactions	—	—	(0.2)	(0.1)	—	—	(0.3)
Other, net	—	(0.2)	—	—	0.2	0.5	0.5
Operating income (loss)	(3.8)	(25.9)	19.8	17.6	(16.1)	—	(8.4)
Interest expense, net							25.1
Loss on hedging activities, net							0.4
Total other expense, net							25.5
Loss before income taxes							(33.9)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	22.7	93.4	275.2	299.1	—	—	690.4
Intersegment	42.9	79.8	42.6	—	—	(165.3)	—
Total sales	65.6	173.2	317.8	299.1	—	(165.3)	690.4

Capital expenditures	7.2	8.9	15.7	6.2	1.5	—	39.5
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	4.9	6.9	38.1	28.0	(16.8)	0.2	61.3
Depreciation and amortization	(5.0)	(10.6)	(21.2)	(9.3)	(0.5)	—	(46.6)
Last in, first out and lower of cost or market inventory adjustments	—	—	0.4	(2.3)	—	(0.3)	(2.2)
Gain on disposal of assets	—	0.5	0.1	—	—	—	0.6
Asset impairment	—	—	—	(1.2)	—	—	(1.2)
Non-cash pension, accretion and stock compensation	0.1	(0.5)	(3.5)	(2.9)	(2.8)	—	(9.6)
Relocation and severance	—	(0.2)	(0.4)	(0.1)	(0.4)	—	(1.1)
Consulting fees	—	—	—	—	(0.4)	—	(0.4)
Cash settlements on hedging transactions	—	—	0.7	3.0	—	—	3.7
Other, net	(0.1)	(0.2)	—	(0.1)	0.1	0.3	—
Operating income (loss)	(0.1)	(4.1)	14.2	15.1	(20.8)	0.2	4.5
Interest expense, net							22.3
Gain on hedging activities, net							(2.4)
Debt refinancing expense							2.5
Total other expense, net							22.4
Loss before income taxes							(17.9)

	June 30, 2014	December 31, 2013
Segment assets:	$	$
Bauxite	156.6	152.9
Alumina	220.9	229.2
Primary Aluminum	520.8	514.6
Flat-Rolled Products	363.8	334.2
Corporate	69.9	121.2
Eliminations	(28.5)	(30.0)
Total assets	1,303.5	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Condensed consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited condensed consolidated statements of cash flows included the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Depreciation of property, plant and equipment	19.3	20.7	38.1	41.3
Amortization of intangible assets	1.5	1.5	3.0	3.0
Amortization of other long-term assets	1.5	1.2	2.9	2.3
Total depreciation and amortization	22.3	23.4	44.0	46.6
Cash paid for interest and income taxes was as follows (in millions):

	Six months ended June 30,
	2014	2013
	$	$
Interest paid	24.8	17.1
U.S. Federal and state income taxes paid, net of refunds received	1.2	6.0
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $4.1 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively, and were not reflected as capital expenditures in the unaudited condensed consolidated statements of cash flows. During the six months ended June 30, 2014 and 2013, we capitalized interest of $0.9 million and $0.8 million, respectively, related to long-term capital projects. As of June 30, 2014 and December 31, 2013 cash and cash equivalents includes $12.9 million and $7.0 million, respectively, of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica.
Condensed consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) (“AOCI”) were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain or loss, prior service cost and other related to pension and OPEB	Total, net of tax
	$	$	$
Balance, December 31, 2013	(95.0)	(34.6)	(60.4)
Reclassification of amounts realized in net income (loss)	2.5	0.9	1.6
Balance, June 30, 2014	(92.5)	(33.7)	(58.8)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Reclassifications out of AOCI were included in the unaudited condensed consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the unaudited condensed consolidated statements of operations
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Selling, general and administrative expenses (“SGA”)
Actuarial gain/loss	0.1	0.7	0.4	1.4	(1)
Prior service costs	0.1	—	0.1	0.1	(1)
Total pension amounts reclassified into SGA	0.2	0.7	0.5	1.5	Selling, general and administrative expenses
Cost of sales (“COS”)
Actuarial gain/loss	0.2	2.5	1.5	5.0	(1)
Prior service costs	0.3	0.3	0.5	0.5	(1)
Total pension amounts reclassified into COS	0.5	2.8	2.0	5.5	Cost of sales
Reclassification of pension and OPEB amounts realized in net income (loss)	0.7	3.5	2.5	7.0
Income tax expense (benefit) related to reclassifications of pension and OPEB amounts	0.2	1.3	0.9	2.5	Income tax expense (benefit)
Reclassification of pension and OPEB amounts realized in net income (loss), net of tax	0.5	2.2	1.6	4.5	Net income (loss)

Reclassification of derivative amounts realized in net income (loss)	—	—	—	(6.4)	(Gain) loss on hedging activities, net
Income tax expense (benefit) related to reclassifications of derivative amounts	—	—	—	2.0	Income tax expense (benefit)
Reclassification of derivative amounts realized in net income (loss), net of tax	—	—	—	(4.4)	Net income (loss)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 10, "Pension and Other Post-Retirement Benefits."

Condensed consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	June 30, 2014	December 31, 2013
	$	$
Cash	32.9	59.2
Money market funds	—	20.2
Total cash and cash equivalents	32.9	79.4
Accounts receivable, net, consisted of the following (in millions):

	June 30, 2014	December 31, 2013
	$	$
Trade	112.4	86.9
Allowance for doubtful accounts	(0.2)	(0.2)
Total accounts receivable, net	112.2	86.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Other current assets consisted of the following (in millions):

	June 30, 2014	December 31, 2013
	$	$
Current foreign deferred tax asset	1.1	1.1
Employee loans receivable, net	1.9	1.8
Current derivative assets (see Note 12, “Derivative Financial Instruments”)	4.3	4.5
Taxes receivable	—	2.6
Prepaid assets	4.6	4.6
Other current assets	7.0	4.9
Total other current assets	18.9	19.5
Other assets consisted of the following (in millions):

	June 30, 2014	December 31, 2013
	$	$
Deferred financing costs, net of amortization	6.8	7.7
Cash surrender value of life insurance	28.6	27.8
Pension asset	5.9	5.9
Restricted cash (see Note 9, “Asset Retirement and Other Obligations”)	12.9	12.9
Supplies	5.8	7.6
Prepaid Jamaican income taxes	12.7	12.7
Derivative asset	0.1	0.2
Other	14.3	13.0
Total other assets	87.1	87.8
Accrued liabilities consisted of the following (in millions):

	June 30, 2014	December 31, 2013
	$	$
Compensation and benefits	17.8	23.7
Workers’ compensation	5.6	5.1
Other operating expenses	13.5	9.3
Accrued interest	2.1	2.0
Asset retirement obligations (see Note 9, “Asset Retirement and Other Obligations”)	2.3	2.2
Land obligation (see Note 9, “Asset Retirement and Other Obligations”)	3.6	3.7
Taxes payable	7.3	—
Derivative liabilities (see Note 12, “Derivative Financial Instruments”)	3.4	4.0
Reclamation obligation (see Note 9, “Asset Retirement and Other Obligations”)	1.6	1.4
Environmental remediation obligations (see Note 9, “Asset Retirement and Other Obligations”)	1.7	1.7
Obligations to the Government of Jamaica	7.3	5.7
Pension and OPEB liabilities (see Note 10, “Pensions and Other Post-Retirement Benefits”)	0.9	0.9
Restructuring liability (see Note 11, “Restructuring”)	0.2	5.3
Total accrued liabilities	67.3	65.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Other long-term liabilities consisted of the following (in millions):

	June 30, 2014	December 31, 2013
	$	$
Reserve for uncertain tax positions	0.7	0.7
Workers’ compensation	16.6	15.7
Asset retirement obligations (see Note 9, “Asset Retirement and Other Obligations”)	14.2	14.3
Land obligation (see Note 9, “Asset Retirement and Other Obligations”)	6.5	6.8
Environmental remediation obligations (see Note 9, “Asset Retirement and Other Obligations”)	1.1	1.2
Long-term derivative liabilities (see Note 12, “Derivative Financial Instruments”)	0.1	0.2
Deferred compensation and other	9.7	11.1
Total other long-term liabilities	48.9	50.0

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	0.4	4.0	4.4
Derivative liabilities	—	(3.5)	—	(3.5)
Total	—	(3.1)	4.0	0.9

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	20.2	—	—	20.2
Derivative assets	—	2.9	1.8	4.7
Derivative liabilities	—	(4.2)	—	(4.2)
Total	20.2	(1.3)	1.8	20.7
We made no transfers between fair value hierarchy levels during the six months ended June 30, 2014.
Cash equivalents as of December 31, 2013 related to temporary cash investments with high credit quality financial institutions, which included money market funds invested in U.S. treasury securities, short-term treasury bills and commercial paper. These instruments were valued based upon unadjusted, quoted prices in active markets and were classified within Level 1 of the fair value hierarchy.
We discuss our derivative instruments in Note 12, "Derivative Financial Instruments." Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves, and current market prices for those assets and liabilities. Substantially all of the inputs were observable throughout the full term of the instrument. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using management’s estimate of future U.S. Midwest premium prices, based on current market prices and quoted forward prices.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Changes in the fair value of the variable-price Midwest Premium contracts were included in gain on hedging activities, net in the unaudited condensed consolidated statements of operations. The changes in fair value of these Level 3 derivative instruments were as follows:

Six months ended June 30, 2014
$
Fair value, beginning of year	1.8
New contracts entered into during the period	0.6
Changes in fair value	4.8
Settlements	(3.2)
Fair value, end of period	4.0
In Note 8, "Long-Term Debt," we disclose the fair values of our debt instruments. We classify all of these fair value measurements within Level 2 of the fair value hierarchy. The fair value of our AcquisitionCo Notes was based on recent market transactions. While the AcquisitionCo Notes have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of our Term B Loan and our project specific financing borrowings were based on interest rates available at each balance sheet date.

5.    INVENTORIES
Inventories are stated at the lower of cost or market (“LCM”). We use the last-in, first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann, Jamaica (“St. Ann”) and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 25% and 30% of total inventories, at cost, at June 30, 2014 and December 31, 2013, respectively.
Inventories, net, consisted of the following (in millions):

	June 30, 2014	December 31, 2013
	$	$
Raw materials, at cost	61.4	57.8
Work-in-process, at cost	60.5	49.3
Finished goods, at cost	23.6	25.2
Total inventories, at cost	145.5	132.3
LIFO adjustment	21.1	24.9
LCM reserve	(14.4)	(16.2)
Inventories, at lower of cost or market	152.2	141.0
Supplies	39.7	37.7
Total inventories, net	191.9	178.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives in years			June 30, 2014	December 31, 2013
				$	$
Land				51.5	51.2
Buildings and improvements	10	—	47	162.9	161.9
Machinery and equipment	3	—	50	913.4	898.8
Construction in progress				56.9	50.1
Property, plant and equipment, at cost				1,184.7	1,162.0
Accumulated depreciation				(514.1)	(484.8)
Total property, plant and equipment, net				670.6	677.2

7.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to seven collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions:
In the US: the United Steelworkers of America (“USWA”); the International Association of Machinists and Aerospace Workers (“IAMAW”).

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

At St. Ann, Jamaica: the University and Allied Workers Union (“UAWU”); the Union of Technical, Administrative and Supervisory Personnel (“UTASP”); and the Bustamante Industrial Trade Union (“BITU”).

•
An agreement at St. Ann with the UTASP representing supervisory and technical salaried workers expired in December 2013. We received a claim for a new contract in July 2014 and negotiations are expected to start during the third quarter of 2014.

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We received a claim for a new contract in January 2014 and negotiations commenced in the second quarter of 2014.

•	An agreement at St. Ann with the UAWU, covering operators, expired in April 2013. We received a claim for a new contract in June 2013 and commenced negotiations in August 2013.
Legal Contingencies
We are a party to legal proceedings incidental to our business. We assess the likelihood of an unfavorable outcome of each legal proceeding based upon the available facts and our historical experience with similar matters. We do not accrue a liability when we assess the likelihood of an unfavorable outcome to be remote. Where the risk of loss is probable and the costs can be reasonably estimated, we accrue a liability based on the factors mentioned above. Where the risk of loss is considered reasonably possible, we estimate the range of reasonably possible losses and disclose any reasonably possible losses, if material. We update our loss assessment as matters progress over time. Based on current knowledge, we do not believe any probable losses in excess of our accrual or reasonably possible losses would be material to our unaudited condensed consolidated financial statements.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The Environmental Protection Agency (“EPA”) has developed National Ambient Air Quality Standards (“NAAQS”) for six compounds currently identified as criteria pollutants. The NAAQS establishes acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. Sulfur dioxide (“SO2”), an emission from our New Madrid smelter facility, is one such criteria pollutant. To determine our smelter’s compliance with NAAQS, we measure emissions using currently acceptable methods.
In 2010, the EPA issued regulations that increased the stringency of the SO2 NAAQS. Federal and state regulators are in the process of developing measurement methods and time lines that will govern the implementation of those regulations. Once finalized, these implementation requirements may present material implications for our smelter’s compliance with NAAQS. Failure to meet NAAQS requirements may require us to incur material capital and operational costs to bring our smelter into compliance and could have negative implications for permits necessary to support increases in production volumes at our smelter.
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term contract with Ameren Corporation for our electricity supply at New Madrid, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five megawatts, calculated at peak and non-peak demand charges, or approximately $3.0 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the Missouri Public Service Commission based on two components: a base rate and a fuel adjustment clause.
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

8.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	June 30, 2014			December 31, 2013
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net	173.2	171.4	11.00	173.1	146.8	11.00
Term B Loan, net	472.8	472.8	5.75	475.0	475.0	5.75
Project specific financing	17.5	17.5	9.00	11.0	11.0	9.00
Total debt, net	663.5			659.1
Less: Current portion	(7.1)			(4.9)
Long-term debt, net	656.4			654.2
The carrying value of the AcquisitionCo Notes was recorded net of unamortized underwriting discount of $1.8 million and $1.9 million, respectively, at June 30, 2014 and December 31, 2013.
As of June 30, 2014 and December 31, 2013 the carrying value of our Term B Loan was recorded net of unamortized discount of $2.6 million and $2.8 million, respectively. We are required to repay $1.2 million of the aggregate outstanding Term B Loan quarterly.
The Revolver had no outstanding balance at June 30, 2014 and December 31, 2013 and outstanding letters of credit totaled $34.6 million at both June 30, 2014 and December 31, 2013. Availability under the Revolver is subject to a calculated borrowing base. Our available borrowing capacity calculated as of June 30, 2014 was $146.4 million.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

During the first quarter of 2014, we borrowed $6.5 million from a third party under a facility (the “project specific financing” arrangement) which provides available borrowings up to a total of $20.0 million. The available borrowings are restricted for use in the port expansion and railing improvements which are designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. Available borrowings remaining under this arrangement were $2.5 million as of June 30, 2014. As of June 30, 2014, the outstanding balance was $17.5 million at an interest rate of 9%. Based on the current outstanding balance, we will repay $4.4 million annually, in monthly installments, beginning January 2015 through December 2018.
We had no debt refinancing expenses during the six months ended June 30, 2014. We recorded debt refinancing expense of $2.5 million in the six months ended June 30, 2013, representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015, which were redeemed in connection with the 2013 Refinancing.

9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann’s Bauxite mining operations.
Our reclamation obligation activity at St. Ann follows (in millions):

Six months ended June 30, 2014
$
Balance, beginning of period	1.4
Additional liabilities incurred	0.8
Liabilities settled	(0.6)
Balance, end of period	1.6
Land Obligation
In cases where land to be mined is privately owned, St. Ann acquires the right to mine either through a purchase of the land or by compensating the owner for disturbing the owner’s surface rights. In the case of a purchase of the land, the consideration is typically cash and or a commitment to resettle the owner to another area (“St. Ann Land Obligation”). Additional consideration is paid for crops, homes, and other structures that may exist on the land but which may be destroyed or damaged by the mining activities.
Our St. Ann Land Obligation activity follows (in millions):

Six months ended June 30, 2014
$
Balance, beginning of period	10.5
Additional liabilities incurred	(0.2)
Liabilities settled	0.3
Revisions to the obligation	(0.5)
Balance, end of period	10.1
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Our asset retirement obligations activity follows (in millions):

Six months ended June 30, 2014
$
Balance, beginning of period	16.5
Additional liabilities incurred	0.4
Liabilities settled	(0.9)
Accretion	0.5
Balance, end of period	16.5
As of June 30, 2014 and December 31, 2013, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited condensed consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of June 30, 2014 and December 31, 2013, we had undiscounted liabilities of $1.7 million in accrued liabilities and had $1.1 million and $1.2 million, respectively, in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.
10.    PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor other post-employment benefit (“OPEB”) plans for certain employees. These benefits include life and health insurance. In addition, we provide supplemental executive retirement benefits for certain executive officers.
Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Service cost	3.0	3.9	0.1	0.2
Interest cost	5.2	4.5	0.4	0.4
Expected return on plan assets	(6.1)	(5.1)	(0.4)	(0.7)
Recognized actuarial loss	0.3	3.2	—	—
Amortization of prior service cost	0.3	0.3	0.1	—
Net periodic cost	2.7	6.8	0.2	(0.1)

	Noranda Pension Plans		St. Ann Pension Plans
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Service cost	6.6	7.7	0.3	0.3
Interest cost	10.1	9.0	0.8	0.8
Expected return on plan assets	(11.4)	(10.2)	(0.9)	(1.2)
Recognized actuarial loss	1.9	6.4	—	—
Amortization of prior service cost	0.5	0.6	0.1	—
Net periodic cost	7.7	13.5	0.3	(0.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Service cost	0.1	0.2	0.1	0.1
Interest cost	0.1	0.1	0.1	0.1
Net periodic cost	0.2	0.3	0.2	0.2

	Noranda OPEB Plans		St. Ann OPEB Plans
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Service cost	0.2	0.3	0.1	0.1
Interest cost	0.3	0.3	0.2	0.2
Net periodic cost	0.5	0.6	0.3	0.3
Expected Employer Contributions
We contributed $7.7 million and $0.2 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the six months ended June 30, 2014. We anticipate making approximately $11.2 million and $0.2 million of pension funding payments to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, for the remainder of the year ending December 31, 2014.

11.	RESTRUCTURING
We announced workforce reductions on October 30, 2013 and December 17, 2013, which affected approximately 160 employees through a combination of voluntary retirement packages and involuntary terminations.
We completed substantially all activities associated with these workforce reductions as of December 31, 2013. The majority of these restructuring costs were paid in the first quarter of 2014. Additionally, the liability was reduced by $0.6 million and $0.2 million, respectively, in the first and second quarters of 2014 mainly due to the expiration of elective benefits. The remaining balance of the restructuring accrual of $0.2 million at June 30, 2014, which is included in accrued liabilities, primarily represents health benefits related to the voluntary retirement packages.
The following table summarizes our restructuring activities by segment (in millions):

Total restructuring liability
$
Balance, December 31, 2013	5.3
Expense:
Primary Aluminum	0.2
Adjustments:
Primary Aluminum	(0.3)
Alumina	(0.1)
Flat-Rolled Products	(0.4)
Benefits paid	(4.5)
Balance, June 30, 2014	0.2

12.    DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices. All derivatives are held for purposes other than trading.
We enter into forward contracts with our customers to sell aluminum in the future at fixed-prices in the normal course of business. We do not elect normal sale accounting on certain customer contracts and instead record those contracts as derivatives (“fixed-price

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

aluminum customer contracts”). Because these fixed-price aluminum customer contracts expose us to aluminum and Midwest premium (“MWP”) market price fluctuations, we economically hedge these risks by entering into variable-price aluminum swap contracts (“variable-price aluminum offset swaps”) and variable-price MWP contracts with various brokers, typically for terms of one year or less.
As of June 30, 2014, our outstanding fixed-price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2014	1.00	33.6
2015	1.06	12.0
As of June 30, 2014, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.87	36.3
2015	0.87	12.5
As of June 30, 2014, our outstanding variable-price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.12	35.0
2015	0.16	12.3
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	June 30, 2014	December 31, 2013
	$	$
Fixed-price aluminum customer contracts	(2.5)	2.9
Variable-price aluminum offset swaps	(0.6)	(4.2)
Variable-price MWP contracts	4.0	1.8
Total	0.9	0.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

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

	As of June 30, 2014
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Master netting arrangement with counterparty one	0.1	(0.1)	—	—	—
Master netting arrangement with counterparty three	0.2	—	0.2	—	0.2
Master netting arrangement with counterparty four	0.1	—	0.1	—	0.1
Various counterparties not subject to a master netting arrangement	—	—	—	4.0	4.0
Total current derivative assets	0.4	(0.1)	0.3	4.0	4.3

Various counterparties not subject to a master netting arrangement	—	—	—	0.1	0.1
Total long-term derivative assets	—	—	—	0.1	0.1

	As of June 30, 2014
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(0.5)	0.1	(0.4)	—	(0.4)
Master netting arrangement with counterparty two	(0.4)	—	(0.4)	—	(0.4)
Various counterparties not subject to a master netting arrangement	—	—	—	(2.6)	(2.6)
Total current derivative liabilities	(0.9)	0.1	(0.8)	(2.6)	(3.4)

Various counterparties not subject to a master netting arrangement	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)

	As of December 31, 2013
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	4.5	4.5
Total current derivative assets	—	—	—	4.5	4.5

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2013
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.3)	—	(2.3)	—	(2.3)
Master netting arrangement with counterparty two	(1.7)	—	(1.7)	—	(1.7)
Total current derivative liabilities	(4.0)	—	(4.0)	—	(4.0)

Master netting arrangement with counterparty two	(0.2)	—	(0.2)	—	(0.2)
Total long-term derivative liabilities	(0.2)	—	(0.2)	—	(0.2)
As of June 30, 2014 and December 31, 2013, respectively, none of our derivative instruments were designated and qualified as fair value or cash flow hedges. We discontinued hedge accounting for all fixed-price aluminum swaps on January 29, 2009. At that date, amounts were frozen in AOCI to be reclassified into earnings in the period the hedged sales occur, or until we determined that the original forecasted sales were no longer probable of occurring. During first quarter 2013, we reclassified the final $6.4 million of gains into (gain) loss on hedging activities, net in the unaudited condensed consolidated statements of operations. As of June 30, 2014, there were no derivative gains or losses on hedging activities remaining in AOCI.
Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through (gain) loss on hedging activities, net in the unaudited condensed consolidated statements of operations.
The following table presents how our hedging activities affected our unaudited condensed consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities, net
	$	$	$
Three months ended June 30, 2014
Fixed-price aluminum customer contracts	—	2.0	2.0
Variable-price aluminum offset swaps	—	(1.6)	(1.6)
Variable-price MWP contracts	—	(0.3)	(0.3)
Total	—	0.1	0.1
Three months ended June 30, 2013
Fixed-price aluminum customer contracts	—	(2.0)	(2.0)
Variable-price aluminum offset swaps	—	5.2	5.2
Variable-price MWP contracts	—	(0.2)	(0.2)
Total	—	3.0	3.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities, net
	$	$	$
Six months ended June 30, 2014
Fixed-price aluminum customer contracts	—	5.3	5.3
Variable-price aluminum offset swaps	—	0.5	0.5
Variable-price MWP contracts	—	(5.4)	(5.4)
Total	—	0.4	0.4
Six months ended June 30, 2013
Fixed-price aluminum swaps	(6.4)	—	(6.4)
Fixed-price aluminum customer contracts	—	(7.2)	(7.2)
Variable-price aluminum offset swaps	—	11.5	11.5
Variable-price MWP contracts	—	(0.3)	(0.3)
Total	(6.4)	4.0	(2.4)

13.    SHAREHOLDERS' EQUITY
Dividends declared and paid during the six months ended June 30, 2014 were as follows:

	Per share dividend amount	Date paid	Total cash payment
Declaration date	$/share		$ in millions
February 19, 2014	0.01	March 26, 2014	0.7
April 22, 2014	0.01	May 28, 2014	0.7
On August 11, 2014, the Board declared a regular quarterly dividend of $0.01 per share to be paid on September 17, 2014 to shareholders of record as of August 25, 2014. Cash payments related to this dividend will total approximately $0.7 million.

14.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Stock options	—	—	—	0.1
Restricted stock and restricted stock unit equity awards	0.9	1.2	1.6	2.1
Total stock compensation expense	0.9	1.2	1.6	2.2
Share-based payment awards held by employee and non-employee directors include stock options, restricted stock, and restricted stock units (“RSUs”). Restricted stock and RSU awards have either service-vesting and/or performance-vesting requirements, and some also have market-based conditions. We account for RSUs granted to the investor director provider group, which consists of the full-time employees of our principal shareholders affiliated with Apollo Management VI, L.P. (“Apollo”) who serve on our board of directors, as liability awards.
In May 2014, our Board of Directors adopted the Noranda 2014 Incentive Award Plan (the “2014 Incentive Award Plan”). The 2014 Incentive Award Plan replaces the Third Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan and the Noranda Aluminum Holding Corporation 2010 Incentive Award Plan (the “Prior Plans”), under which we granted equity awards from 2007 to 2014. No additional equity awards will be granted under the Prior Plans. The 2014 Incentive Award Plan provides for a variety of share-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalents, performance share awards, performance-based cash awards and stock payment awards. Option terms will be set by our Board of Directors subject to the condition that no option term shall be longer than ten years from the date of grant. Upon termination of an outstanding optionholder’s services with us, the holder may exercise his or her options within the period of time specified in the option grant, to the extent that the options were vested at the time of termination. Our

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Board of Directors is generally authorized to adopt, amend and rescind rules relating to the administration of the 2014 Incentive Plan, and our Board of Directors is authorized to amend, suspend and terminate the 2014 Incentive Award Plan once put in place. We reserved 5,000,000 shares of common stock for issuance under the 2014 Incentive Plan.
As of June 30, 2014, total unrecognized stock compensation expense related to share-based payment awards was $5.7 million. We will recognize this amount over a weighted-average period of one year, four months. During first quarter 2014, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2012 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2013 or 2014 because the performance conditions had not been determined as of June 30, 2014. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.
Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)
		$	$		$	$
Outstanding, December 31, 2013	1,183,449	1.92	2.0	140,000	9.00	—
Exercised	(99,070)	1.62	0.2	—	—	—
Forfeited	(3,500)	1.82	—	—	—	—
Expired	(20,000)	9.00	—	—	—	—
Outstanding, June 30, 2014	1,060,879	1.82	2.0	140,000	9.00	—
Fully vested and exercisable, June 30, 2014 (weighted-average remaining contractual term of 3.9 years and 3.3 years, respectively)	974,944	1.88	1.8	140,000	9.00	—

(1)	Options that were not in-the-money at June 30, 2014 and December 31, 2013, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.
Restricted stock and RSU equity award activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards
	#	$	#	$	#	$	#
Non-vested, December 31, 2013	896,110	7.76	300,440	5.15	193,066	2.16	1,003,130
Granted	1,166,358	2.63	—	—	—	—	440,775
Grant date determined during the period	—	—	507,897	4.09	—	—	(507,897)
Dividend equivalent units granted	5,465	3.63	2,767	3.80	924	3.71	3,680
Vested (aggregate intrinsic value of $4.2 million)	(751,369)	7.15	(190,259)	13.98	—	—	(385)
Forfeited	(65,611)	6.74	(23,209)	11.85	(21,566)	2.16	(23,937)
Cancelled	—	—	(160,478)	12.96	—	—	(47,194)
Non-vested, June 30, 2014 (aggregate intrinsic value of $9.6 million)	1,250,953	3.38	437,158	3.16	172,424	2.17	868,172
During the second quarter of 2013, we granted performance shares with market-based vesting conditions to certain senior level employees under our Noranda 2010 Incentive Award Plan. These performance shares can be earned upon the achievement of a specified fair market value of the Company’s common stock during the defined performance period. These performance shares are also subject to a three-year continued service vesting provision with earlier vesting permitted under certain conditions, such as upon a change of control of the Company.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

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
We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2014. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined as of June 30, 2014 for performance-vesting awards granted in 2013 or 2014 because the performance conditions had not yet been determined.
As of June 30, 2014, accrued liabilities in the accompanying unaudited consolidated balance sheets included less than $0.1 million related to RSU liability awards.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2013	20,347
Granted	60,000
Dividend equivalent units granted	110
Vested	(20,457)
Non-vested, June 30, 2014	60,000

15.    NET LOSS PER COMMON SHARE
Basic and diluted net loss per common share (“EPS”) were calculated as follows (in millions, except per share):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(7.6)	$(12.3)	$(24.4)	$(11.7)
Weighted-average common shares outstanding:
Basic	68.75	67.91	68.49	67.85
Effect of dilutive securities	—	—	—	—
Diluted	68.75	67.91	68.49	67.85
Net loss per common share:
Basic	$(0.11)	$(0.18)	$(0.36)	$(0.17)
Diluted	$(0.11)	$(0.18)	$(0.36)	$(0.17)
Certain share-based payment awards whose terms and conditions are described in Note 14 "Share-Based Payments," could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive securities were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Antidilutive securities	2.46	2.48	2.32	1.57

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

16.    INCOME TAXES
Our effective income tax rate was approximately 24.0% for the three months ended June 30, 2014 and 34.9% for the three months ended June 30, 2013.The effective income tax rate for the three months ended June 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the three months ended June 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits.
Our effective income tax rate was approximately 28.0% for the six months ended June 30, 2014 and 34.6% for the six months ended June 30, 2013.The effective income tax rate for the six months ended June 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the six months ended June 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, a foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits.

17.    RELATED PARTY TRANSACTIONS
We sell flat-rolled products to two customers that have been affiliated with Apollo. On April 12, 2013 one of those customers, Metals USA Holdings Corp., was acquired by Reliance Steel & Aluminum Co., a public company not affiliated with Apollo. Sales to these companies were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Berry Plastics Corporation	1.8	2.3	3.6	4.2
Metals USA Holdings Corp.(1)	—	0.9	—	4.2

(1)	Sales to Metals USA Holding Corp. include the period in which Metals USA Holdings Corp was affiliated with Apollo through April 12, 2013.
Accounts receivable from these related parties were as follows (in millions):

	June 30, 2014	December 31, 2013
	$	$
Berry Plastics Corporation	0.2	0.3
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
We have determined that NJBP is a variable interest entity under U.S. GAAP, and St. Ann is NJBP’s primary beneficiary. The determination that St. Ann is the primary beneficiary was based on the fact that St. Ann absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from St. Ann (royalties, production and asset usage fees, etc.). We consolidate NJBP into our unaudited condensed consolidated balance sheets as follows (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	June 30, 2014			December 31, 2013
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.3	—	0.3	0.6	—	0.6
Accounts receivable, net	13.8	(13.8)	—	13.3	(13.3)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	14.9	—	14.9	15.6	—	15.6
Other current assets	4.6	—	4.6	2.0	—	2.0
Property, plant and equipment, net	40.5	—	40.5	42.6	—	42.6
Other assets	6.4	—	6.4	5.1	—	5.1
Accounts payable	(63.2)	55.5	(7.7)	(62.1)	55.5	(6.6)
Accrued liabilities	(3.6)	—	(3.6)	(3.8)	—	(3.8)
Environmental, land and reclamation liabilities	(1.6)	—	(1.6)	(1.4)	—	(1.4)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
St. Ann’s net investment and advances to NJBP	6.1	41.7	47.8	5.9	42.2	48.1

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of June 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	3.2	9.9	5.3	14.5	—	32.9
Accounts receivable, net:
Trade	—	—	108.1	4.1	—	112.2
Affiliates	19.3	11.9	7.4	6.3	(44.9)	—
Inventories, net	—	—	162.3	29.6	—	191.9
Other current assets	0.1	—	9.7	9.1	—	18.9
Total current assets	22.6	21.8	292.8	63.6	(44.9)	355.9
Investments in affiliates	329.8	1,562.0	—	—	(1,891.8)	—
Advances due from affiliates	—	126.3	705.5	63.5	(895.3)	—
Property, plant and equipment, net	—	—	607.2	63.4	—	670.6
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	52.3	—	—	52.3
Other assets	—	6.8	50.6	29.7	—	87.1
Total assets	352.4	1,716.9	1,846.0	220.2	(2,832.0)	1,303.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	100.6	8.7	—	109.3
Affiliates	—	19.3	6.3	19.3	(44.9)	—
Accrued liabilities	7.3	2.0	36.0	22.0	—	67.3
Deferred tax liabilities	0.7	7.1	3.0	—	—	10.8
Current portion of long-term debt	—	4.9	—	2.2	—	7.1
Total current liabilities	8.0	33.3	145.9	52.2	(44.9)	194.5
Long-term debt, net	—	641.1	—	15.3	—	656.4
Pension and other post-retirement liabilities	—	—	107.3	6.0	—	113.3
Other long-term liabilities	—	—	38.3	10.6	—	48.9
Advances due to affiliates	190.1	705.2	—	—	(895.3)	—
Long-term deferred tax liabilities	35.2	7.5	121.5	1.1	—	165.3
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	241.8	352.1	1,199.7	83.7	(1,635.5)	241.8
Accumulated deficit	(64.6)	36.5	288.3	49.0	(373.8)	(64.6)
Accumulated other comprehensive income (loss)	(58.8)	(58.8)	(55.0)	(3.7)	117.5	(58.8)
Total shareholders’ equity	119.1	329.8	1,433.0	129.0	(1,891.8)	119.1
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	119.1	329.8	1,433.0	135.0	(1,891.8)	125.1
Total liabilities and equity	352.4	1,716.9	1,846.0	220.2	(2,832.0)	1,303.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of December 31, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.4	66.7	1.1	11.2	—	79.4
Accounts receivable, net:
Trade	—	—	81.6	5.1	—	86.7
Affiliates	19.1	11.9	5.3	7.4	(43.7)	—
Inventories, net	—	—	148.8	29.9	—	178.7
Other current assets	1.8	—	11.8	5.9	—	19.5
Total current assets	21.3	78.6	248.6	59.5	(43.7)	364.3
Investments in affiliates	341.9	1,565.5	—	—	(1,907.4)	—
Advances due from affiliates	—	122.2	730.3	63.5	(916.0)	—
Property, plant and equipment, net	—	—	612.0	65.2	—	677.2
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	55.2	—	—	55.2
Other assets	—	7.7	51.8	28.3	—	87.8
Total assets	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	0.2	79.3	9.7	—	89.2
Affiliates	—	19.1	7.4	17.2	(43.7)	—
Accrued liabilities	—	2.0	42.4	20.6	—	65.0
Deferred tax liabilities	0.1	—	2.0	—	—	2.1
Current portion of long-term debt	—	4.9	—	—	—	4.9
Total current liabilities	0.1	26.2	131.1	47.5	(43.7)	161.2
Long-term debt	—	643.2	—	11.0	—	654.2
Pension and other post-retirement liabilities	—	—	109.9	5.9	—	115.8
Other long-term liabilities	—	—	38.4	11.6	—	50.0
Advances due to affiliates	186.3	729.7	—	—	(916.0)	—
Long-term deferred tax liabilities	35.5	33.0	124.0	1.1	—	193.6
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	239.7	352.1	1,199.7	83.7	(1,635.5)	239.7
Accumulated deficit	(38.7)	50.2	289.1	53.4	(392.7)	(38.7)
Accumulated other comprehensive income (loss)	(60.4)	(60.4)	(56.7)	(3.7)	120.8	(60.4)
Total shareholders’ equity	141.3	341.9	1,432.1	133.4	(1,907.4)	141.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	141.3	341.9	1,432.1	139.4	(1,907.4)	147.3
Total liabilities and equity	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended June 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	332.9	30.0	(17.0)	345.9
Operating costs and expenses:
Cost of sales	—	—	312.2	30.3	(17.1)	325.4
Selling, general and administrative expenses	1.1	0.4	12.6	3.6	0.1	17.8
Total operating costs and expenses	1.1	0.4	324.8	33.9	(17.0)	343.2
Operating income (loss)	(1.1)	(0.4)	8.1	(3.9)	—	2.7
Other (income) expense:
Interest expense, net	(0.1)	12.2	0.1	0.4	—	12.6
Loss on hedging activities, net	—	—	0.1	—	—	0.1
Total other (income) expense, net	(0.1)	12.2	0.2	0.4	—	12.7
Income (loss) before income taxes	(1.0)	(12.6)	7.9	(4.3)	—	(10.0)
Income tax (benefit) expense	(0.4)	(4.5)	2.3	0.2	—	(2.4)
Equity in net income (loss) of subsidiaries	(7.0)	1.1	—	—	5.9	—
Net income (loss)	(7.6)	(7.0)	5.6	(4.5)	5.9	(7.6)
Other comprehensive income (loss)	0.5	0.5	0.4	—	(0.9)	0.5
Total comprehensive income (loss)	(7.1)	(6.5)	6.0	(4.5)	5.0	(7.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended June 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	341.2	30.0	(19.2)	352.0
Operating costs and expenses:
Cost of sales	—	—	323.9	29.5	(19.2)	334.2
Selling, general and administrative expenses	1.5	0.5	16.6	2.9	—	21.5
Total operating costs and expenses	1.5	0.5	340.5	32.4	(19.2)	355.7
Operating income (loss)	(1.5)	(0.5)	0.7	(2.4)	—	(3.7)
Other (income) expense:
Interest expense (income), net	(0.1)	12.2	0.1	—	—	12.2
Loss on hedging activities, net	—	—	3.0	—	—	3.0
Total other (income) expense, net	(0.1)	12.2	3.1	—	—	15.2
Loss before income taxes	(1.4)	(12.7)	(2.4)	(2.4)	—	(18.9)
Income tax benefit	(0.5)	(4.2)	(0.5)	(1.4)	—	(6.6)
Equity in net income (loss) of subsidiaries	(11.4)	(2.9)	—	—	14.3	—
Net income (loss)	(12.3)	(11.4)	(1.9)	(1.0)	14.3	(12.3)
Other comprehensive income (loss)	2.2	2.2	2.2	—	(4.4)	2.2
Total comprehensive income (loss)	(10.1)	(9.2)	0.3	(1.0)	9.9	(10.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Six months ended June 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	632.9	60.1	(35.5)	657.5
Operating costs and expenses:
Cost of sales	—	—	606.7	56.2	(35.5)	627.4
Selling, general and administrative expenses	2.2	0.5	28.1	7.7	—	38.5
Total operating costs and expenses	2.2	0.5	634.8	63.9	(35.5)	665.9
Operating income (loss)	(2.2)	(0.5)	(1.9)	(3.8)	—	(8.4)
Other (income) expense:
Interest expense, net	(0.2)	24.7	0.1	0.5	—	25.1
Loss on hedging activities, net	—	—	0.4	—	—	0.4
Total other (income) expense, net	(0.2)	24.7	0.5	0.5	—	25.5
Income (loss) before income taxes	(2.0)	(25.2)	(2.4)	(4.3)	—	(33.9)
Income tax (benefit) expense	(0.2)	(8.5)	(0.8)	—	—	(9.5)
Equity in net income of subsidiaries	(22.6)	(5.9)	—	—	28.5	—
Net income (loss)	(24.4)	(22.6)	(1.6)	(4.3)	28.5	(24.4)
Other comprehensive income (loss)	1.6	1.6	1.7	—	(3.3)	1.6
Total comprehensive income (loss)	(22.8)	(21.0)	0.1	(4.3)	25.2	(22.8)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Six months ended June 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	667.7	65.6	(42.9)	690.4
Operating costs and expenses:
Cost of sales	—	—	623.2	59.5	(42.9)	639.8
Selling, general and administrative expenses	2.8	0.9	36.2	6.2	—	46.1
Total operating costs and expenses	2.8	0.9	659.4	65.7	(42.9)	685.9
Operating income (loss)	(2.8)	(0.9)	8.3	(0.1)	—	4.5
Other (income) expense:
Interest expense (income), net	(0.2)	22.4	0.1	—	—	22.3
Gain on hedging activities, net	—	—	(2.4)	—	—	(2.4)
Debt refinancing expense	—	2.5	—	—	—	2.5
Total other (income) expense, net	(0.2)	24.9	(2.3)	—	—	22.4
Income (loss) before income taxes	(2.6)	(25.8)	10.6	(0.1)	—	(17.9)
Income tax (benefit) expense	(0.8)	(8.6)	4.2	(1.0)	—	(6.2)
Equity in net income (loss) of subsidiaries	(9.9)	7.3	—	—	2.6	—
Net income (loss)	(11.7)	(9.9)	6.4	0.9	2.6	(11.7)
Other comprehensive income (loss)	0.1	0.1	0.1	—	(0.2)	0.1
Total comprehensive income (loss)	(11.6)	(9.8)	6.5	0.9	2.4	(11.6)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	3.4	(43.7)	32.8	(9.7)	—	(17.2)
INVESTING ACTIVITIES
Capital expenditures	—	—	(28.8)	(2.3)	—	(31.1)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used in investing activities	—	—	(28.6)	(2.3)	—	(30.9)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(1.1)	—	—	—	—	(1.1)
Dividends paid to shareholders	(1.4)	—	—	—	—	(1.4)
Repayments of long-term debt	—	(2.4)	—	—	—	(2.4)
Borrowings on long-term debt, net	—	(8.8)	—	15.3	—	6.5
Repayments on revolving credit facility	—	(18.5)	—	—	—	(18.5)
Borrowings on revolving credit facility	—	18.5	—	—	—	18.5
Distribution (to parent) from subsidiary	1.9	(1.9)	—	—	—	—
Cash provided by (used in) financing activities	(0.6)	(13.1)	—	15.3	—	1.6
Change in cash and cash equivalents	2.8	(56.8)	4.2	3.3	—	(46.5)
Cash and cash equivalents, beginning of period	0.4	66.7	1.1	11.2	—	79.4
Cash and cash equivalents, end of period	3.2	9.9	5.3	14.5	—	32.9

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.5)	(18.7)	28.8	5.1	—	14.7
INVESTING ACTIVITIES
Capital expenditures	—	—	(32.3)	(7.2)	—	(39.5)
Proceeds from sale of property, plant and equipment	—	—	0.8	—	—	0.8
Cash used in investing activities	—	—	(31.5)	(7.2)	—	(38.7)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	—	—	—	—	(0.2)
Dividends paid to shareholders	(5.4)	—	—	—	—	(5.4)
Repayments of long-term debt	—	(277.6)	—	—	—	(277.6)
Borrowings on long-term debt	—	331.8	—	—	—	331.8
Repayments on revolving credit facility	—	(11.0)	—	—	—	(11.0)
Borrowings on revolving credit facility	—	11.0	—	—	—	11.0
Payments of financing costs	—	(2.9)	—	—	—	(2.9)
Distribution (to parent) from subsidiary	5.8	(5.8)	—	—	—	—
Cash provided by financing activities	0.2	45.5	—	—	—	45.7
Change in cash and cash equivalents	(0.3)	26.8	(2.7)	(2.1)	—	21.7
Cash and cash equivalents, beginning of period	0.5	27.9	3.3	4.4	—	36.1
Cash and cash equivalents, end of period	0.2	54.7	0.6	2.3	—	57.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) Noranda HoldCo refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) Noranda AcquisitionCo refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) Noranda, the Company, we, our, and us refer collectively to Noranda HoldCo and its subsidiaries on a consolidated basis. “AcquisitionCo Notes” refer to senior unsecured notes due 2019, issued by Noranda AcquisitionCo.
Overview and Recent Developments
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary Aluminum, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operation (“St. Ann”) and alumina refinery (“Gramercy”). In 2013, New Madrid produced approximately 586 million pounds (266,000 metric tonnes) of primary aluminum, representing approximately 14% of total 2013 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
We capitalized on continued stable demand in the second quarter 2014, improved our reliability and recognized favorable costs for some of our key production inputs.

•	Integrated primary aluminum net cash cost (“Net Cash Cost”) was $0.84 per pound compared to $0.83 per pound in second quarter 2013.

•	Total segment profit was $30.4 million, compared to $25.0 million in the second quarter of 2013.

•	We continue to benefit from savings under the Company’s CORE productivity program in the second quarter 2014.

•	The average realized Midwest Transaction Price shipped increased to $0.99 in second quarter 2014 from $0.95 in second quarter 2013.
During the first six months of 2014, we incurred additional operational costs of $14.9 million due to the effect of extreme winter weather conditions during the first two months of 2014.
Status of Noranda’s Rate Design Petition to Missouri Public Service Commission
On July 29, 2014, Noranda joined consumer groups (the Missouri Office of Public Counsel, the Consumers Council of Missouri and the Missouri Industrial Energy Consumers) representing all electricity consumers in filing a non-unanimous stipulation and agreement (the” Joint Proposal”) in Noranda’s rate design petition (Case No. EC-2014-0224) with the Missouri Public Service Commission (the “PSC”). The Joint Proposal was later joined by the Missouri Retailers Association.
The proposed rate structure, with a term extending through September 30, 2019, includes an initial rate of $34.44 per MWh rate, with a 2% cap on future rate increases, and a 100% exemption from fuel adjustment charges in the first twelve months. In the Joint Proposal, Noranda has committed to retain a certain level of employment at the smelter and to invest $35 million per year, adjusted for inflation, in capital spending at the smelter over the structure’s term. This proposed rate design, if approved by the PSC, would provide first year rate relief of approximately $30 million, a reduction in net cash cost of approximately $0.05 per pound.
The Joint Proposal is subject to approval by the PSC. Although the PSC had previously scheduled to announce its decision in the case on or before August 6, 2014, the PSC has not announced a decision nor has it communicated a revised date for making an announcement.
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

Critical Accounting Policies and Estimates
Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these financial statements requires management to make significant judgments and estimates. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Accounting Policies” in our condensed consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K, as filed March 3, 2014, for a discussion of our critical accounting policies and estimates.
Goodwill Impairment
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. Accounting standards allow companies to perform an initial qualitative assessment to determine if a triggering event has occurred. We elected to continue to evaluate goodwill and other indefinite-lived intangible assets for impairment using a two-step process, which is based on a quantitative assessment. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
The carrying value of our Primary Aluminum segment’s goodwill was $137.6 million at June 30, 2014. As of October 1, 2013, the date of our last annual goodwill impairment test, the fair value of the Primary Aluminum Segment exceeded its carrying value by approximately 22%. Our 2013 fair value analysis included assumptions about key factors affecting the Primary Aluminum segment’s future profitability and cash flows, including the long-term price for primary aluminum. We continue to monitor our Primary Aluminum segment’s expected future cash flows for risk of impairment. Factors that could cause a decline in expected future cash flows include a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs, significant increases in the cost of production inputs such as electricity, potential negative effects of proposed legislation related to sulfur dioxide (“SO2”) emissions, or a significant increase in cash flow discount rates. Additionally, a sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk. We may perform interim goodwill impairment testing during 2014 based on our evaluation of the above factors. No such factors existed during the six months ended June 30, 2014 therefore no interim impairment testing has been performed as of June 30, 2014.
Inventory Valuation
An actual valuation of inventory under the last-in, first-out (“LIFO”) method is made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory costs. Because these calculations are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, we calculate a LIFO reserve each quarter, giving consideration to expected year-end inventory pricing.

The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the six months ended June 30, 2014, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Carbon-based products	10% increase in price	(1.5)
Alumina	$0.10 increase in LME per pound	(1.7)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME per pound	(5.2)
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 1 to the condensed consolidated financial statements.

Results of operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the unaudited condensed consolidated financial statements and related notes included herein.

Results of Operations
The following table sets forth certain unaudited consolidated financial information for the periods ended June 30, 2014 and 2013 (in millions, except per share data and where noted):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Statements of operations data:
Sales	$345.9	$352.0	$657.5	$690.4
Operating costs and expenses:
Cost of sales	325.4	334.2	627.4	639.8
Selling, general and administrative expenses	17.8	21.5	38.5	46.1
Total operating costs and expenses	343.2	355.7	665.9	685.9
Operating income (loss)	2.7	(3.7)	(8.4)	4.5
Other (income) expense:
Interest expense, net	12.6	12.2	25.1	22.3
(Gain) loss on hedging activities, net	0.1	3.0	0.4	(2.4)
Debt refinancing expense	—	—	—	2.5
Total other expense, net	12.7	15.2	25.5	22.4
Loss before income taxes	(10.0)	(18.9)	(33.9)	(17.9)
Income tax benefit	(2.4)	(6.6)	(9.5)	(6.2)
Net loss	$(7.6)	$(12.3)	$(24.4)	$(11.7)
Net loss per common share:
Basic	$(0.11)	$(0.18)	$(0.36)	$(0.17)
Diluted	$(0.11)	$(0.18)	$(0.36)	$(0.17)
Weighted-average common shares outstanding:
Basic	68.75	67.91	68.49	67.85
Diluted	68.75	67.91	68.49	67.85
Cash dividends declared per common share	$0.01	$0.04	$0.02	$0.08
External sales by segment:
Bauxite	$12.9	$10.9	$24.6	$22.7
Alumina	47.3	51.4	93.1	93.4
Primary Aluminum	135.6	136.5	256.4	275.2
Flat-Rolled Products	150.1	153.2	283.4	299.1
Total	$345.9	$352.0	$657.5	$690.4
Segment profit (loss):
Bauxite	$(1.3)	$0.7	$1.2	$4.9
Alumina	(3.2)	2.8	(15.1)	6.9
Primary Aluminum	25.1	13.9	43.5	38.1
Flat-Rolled Products	15.1	14.2	26.0	28.0
Corporate	(6.2)	(8.1)	(14.0)	(16.8)
Eliminations	0.9	1.5	(0.5)	0.2
Total	$30.4	$25.0	$41.1	$61.3
Financial and other data:
Average realized Midwest transaction price (per pound)	$0.99	$0.95	$0.97	$0.99
Net Cash Cost (per pound shipped)	$0.84	$0.83	$0.87	$0.82
Shipments:
External shipments:
Bauxite (kMts)	600.3	457.1	1,121.0	963.1
Alumina (kMts)	153.2	163.2	303.8	288.2
Primary Aluminum (pounds, in millions)	121.4	126.4	233.1	245.9
Flat-Rolled Products (pounds, in millions)	101.9	102.1	194.3	195.9
Intersegment shipments:
Bauxite (kMts)	658.0	692.4	1,280.7	1,395.4
Alumina (kMts)	121.5	134.0	248.8	285.0
Primary Aluminum (pounds, in millions)	21.8	21.6	52.0	43.9

Discussion of consolidated operating results for the three months ended June 30, 2014 compared to the three months ended June 30, 2013
Sales
Sales for the three months ended June 30, 2014 were $345.9 million compared to $352.0 million in the three months ended June 30, 2013, a decrease of 1.7%. Lower realized prices, resulted from lower LME prices offset by higher midwest premium prices, and lower volumes decreased sales by $0.7 million and $5.4 million, respectively.
Sales to external customers from our Primary Aluminum segment decreased to $135.6 million in the three months ended June 30, 2014 from $136.5 million in the three months ended June 30, 2013, driven primarily by lower volume, offset by an increase in realized Midwest Transaction Prices prices (“MWTP”).

•	Our average realized MWTP for the three months ended June 30, 2014 was $0.99 per pound, compared to $0.95 per pound in the three months ended June 30, 2013.

•	Lower external shipments from the Primary Aluminum segment decreased external sales by $5.4 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Sales to external customers from our Alumina segment in the three months ended June 30, 2014 were $47.3 million compared to $51.4 million in the three months ended June 30, 2013. Lower volumes decreased external sales by $3.1 million and lower sales prices decreased sales by $1.0 million.
Sales to external customers from our Bauxite segment in the three months ended June 30, 2014 were $12.9 million compared to $10.9 million in the three months ended June 30, 2013. External shipment volumes were higher by 31.3%, resulting in a $3.4 million external sales increase, offset by lower external sales prices resulting in a $1.4 million sales decrease.
Sales to our external customers in our Flat-Rolled Products segment were $150.1 million during the three months ended June 30, 2014 compared to $153.2 million in the three months ended June 30, 2013. Lower volume and the negative impact of lower fabrication premium prices, primarily related to product mix, decreased external sales by $0.3 million and $2.8 million, respectively.
Cost of sales
Cost of sales for the three months ended June 30, 2014 was $325.4 million compared to $334.2 million in the three months ended June 30, 2013.
Total cost of sales in the Primary Aluminum segment decreased to $139.4 million for second quarter 2014 from $151.4 million for second quarter 2013. The decrease primarily related to reduced volume, lower input cost pricing for both alumina and carbon based products and incremental CORE productivity savings.
Total cost of sales in the Alumina segment was $85.5 million for second quarter 2014 compared to $88.0 million for second quarter 2013. The decrease in cost of sales was primarily due to reduced volume and lower bauxite and caustic soda prices, partially offset by impact of a one-day power outage on production, higher natural gas prices and additional maintenance spending.
Total cost of sales in the Bauxite segment was $30.3 million for second quarter 2014 compared to $29.4 million for second quarter 2013. The increase in cost of sales was primarily a result of higher shipment volume.
Flat-Rolled Products segment cost of sales decreased to $138.2 million for second quarter 2014 from $140.9 million for second quarter 2013. The decrease related principally to the timing of metal purchases.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended June 30, 2014 were $17.8 million, compared to $21.5 million in the three months ended June 30, 2013. In second quarter 2014, selling, general and administrative expenses decreased primarily due to lower compensation expenses, benefits, and severance as a result of 2013 workforce reductions. Also, in the second quarter of 2014, expenses decreased $1.0 million due to receipt of payment related to grant of easement rights for pass through of natural gas lines at our Alumina facility.
Operating income (loss)
Operating income for the three months ended June 30, 2014 was $2.7 million compared to operating loss of $3.7 million in the three months ended June 30, 2013. The increase in operating income primarily resulted from the impact of lower selling, general and administrative expenses, higher Midwest premium prices realized in the Primary Aluminum segment and lower LME aluminum prices in the Primary Aluminum and Alumina segments.
Interest expense, net
Interest expense during second quarter 2014 increased to $12.6 million compared to $12.2 million in second quarter 2013. Our average outstanding indebtedness increased to $670.6 million in second quarter 2014 from $624.9 million in second quarter 2013.

Loss on hedging activities, net
Loss on hedging activities was $0.1 million in the three months ended June 30, 2014 compared to a loss on hedging activities of $3.0 million in the three months ended June 30, 2013. The decrease in loss on hedging activities primarily resulted from improved forward rates on LME aluminum and Midwest premium prices.
Loss before income taxes
Loss before income taxes was $10.0 million in the three months ended June 30, 2014, compared to loss before income taxes of $18.9 million in the three months ended June 30, 2013. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three months ended June 30,
	2014	2013
	$	$
	Increase (decrease) to net income
Special items:
Loss on hedging activities	(0.1)	(3.0)
Total special items (pre-tax)	(0.1)	(3.0)
Income tax benefit
Income tax benefit was $2.4 million in the three months ended June 30, 2014, compared to income tax benefit of $6.6 million in the three months ended June 30, 2013.
Our effective income tax rate was approximately 24.0% for the three months ended June 30, 2014 and 34.9% for the three months ended June 30, 2013. The effective income tax rate for the three months ended June 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the three months ended June 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits. The primary reason for the decrease in the effective income tax rate for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is due to increased foreign losses that are offset by a valuation allowance for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Net loss
Net loss was $7.6 million in the three months ended June 30, 2014, compared to net loss of $12.3 million in the three months ended June 30, 2013. The reduction in net loss resulted from a $6.4 million increase in operating income, a $2.9 million reduction in losses on hedging activities, offset by a $0.4 million increase in interest expense and a $4.2 million decrease in income tax benefit.
Discussion of quarterly segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the three months ended June 30, 2014 were $30.0 million, compared to $30.1 million for the three months ended June 30, 2013. Lower realized pricing decreased sales by $3.0 million while higher shipment volume increased sales by $2.9 million.
Segment loss in the three months ended June 30, 2014 was $1.3 million compared to segment profit of $0.7 million in the three months ended June 30, 2013. The $2.0 million unfavorable swing in segment performance primarily results from $2.2 million impact from lower intercompany and external selling prices.
Alumina
Alumina segment sales, including intersegment sales, for the three months ended June 30, 2014 were $77.8 million compared to $87.1 million for the three months ended June 30, 2013. This decrease was primarily related to lower LME-linked prices resulting in a $2.7 million sales decrease and lower shipment volumes resulting in a $6.6 million sales decrease.
Segment loss in the three months ended June 30, 2014 was $3.2 million compared to segment profit of $2.8 million in the three months ended June 30, 2013. Year-over-year, the $6.0 million unfavorable change in Alumina segment profit predominantly reflects higher second quarter 2014 natural gas prices ($2.3 million) and lower LME-linked alumina selling prices ($3.3 million), as well as additional second quarter 2014 maintenance spending and unfavorable product mix changes in shipments. These negatives were partially offset by the effects of lower caustic soda prices ($1.8 million) and lower bauxite prices.
Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, decreased to $155.9 million in the three months ended June 30, 2014 from $156.6 million in the three months ended June 30, 2013.

•
The average realized MWTP increased 4.2% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Shipments decreased by 4.0% in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Segment profit in the three months ended June 30, 2014 was $25.1 million compared to $13.9 million in the three months ended June 30, 2013. This $11.2 million improvement was driven largely by the higher realized Midwest Transaction Prices ($5.6 million, net), lower prices for key production inputs ($4.8 million), and cost savings associated with the December 2013 workforce reduction ($1.4 million).
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $150.1 million in the three months ended June 30, 2014 compared to $153.2 million in the three months ended June 30, 2013. The sales decrease was the result of lower volume of $0.3 million and lower pricing of $2.8 million which primarily related to lower fabrication premium pricing.
Segment profit in three months ended June 30, 2014 was $15.1 million compared to $14.2 million in the three months ended June 30, 2013. Compared to second quarter 2013, segment profit increased $0.9 million primarily due to benefit from metal price timing differences, offset by an unfavorable shift in product mix.
Corporate
Corporate expenses were approximately $1.9 million lower in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to the impact of CORE productivity savings.
Discussion of consolidated operating results for the six months ended June 30, 2014 compared to the six months ended June 30, 2013
Sales
Sales for the six months ended June 30, 2014 were $657.5 million compared to $690.4 million in the six months ended June 30, 2013, a decrease of 4.8%. Of the $32.9 million decrease in sales, $23.2 million was attributable to lower realized prices in the Alumina, Primary Aluminum, and Flat-Rolled Products segments. The remaining portion of the sales decline was principally attributable to lower external shipment volumes in the Primary Aluminum segment. Although the Company experienced strong demand for its key aluminum products during the six month period, the Primary Aluminum segment entered 2014 with lower available inventories than in the comparable 2013 period.
Sales to external customers from our Primary Aluminum segment decreased to $256.4 million in the six months ended June 30, 2014 from $275.2 million in the six months ended June 30, 2013, driven primarily by lower realized prices and lower volume.

•	Our average realized MWTP for the six months ended June 30, 2014 was $0.97 per pound, compared to $0.99 per pound in the six months ended June 30, 2013.

•	Lower external shipments from the Primary Aluminum segment decreased external sales by $14.3 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Sales to external customers from our Alumina segment in the six months ended June 30, 2014 were $93.1 million compared to $93.4 million in the six months ended June 30, 2013. Lower sales prices primarily due to lower LME-linked realized pricing resulted in a $5.4 million decrease, offset by higher volumes increasing external sales by $5.1 million.
Sales to external customers from our Bauxite segment in the six months ended June 30, 2014 were $24.6 million compared to $22.7 million in the six months ended June 30, 2013. External shipment volumes were higher by 16.4% resulting in a $3.7 million external sales increase, offset by lower external sales prices resulting in a $1.8 million sales decrease.
Sales to our external customers in our Flat-Rolled Products segment were $283.4 million during the six months ended June 30, 2014 compared to $299.1 million in the six months ended June 30, 2013. Lower volume and the negative impact of lower fabrication premium prices decreased external sales by $2.4 million and $13.3 million, respectively.
Cost of sales
Cost of sales for the six months ended June 30, 2014 was $627.4 million compared to $639.8 million in the six months ended June 30, 2013.
Total cost of sales in the Primary Aluminum segment decreased to $277.0 million for the six months ended June 30, 2014 from $294.3 million for the six months ended June 30, 2013. The decrease primarily relates to reduced volume, lower input cost pricing for both alumina and carbon based products and incremental CORE productivity savings, offset by the $1.9 million in higher production costs due to first quarter extreme winter weather conditions.
Total cost of sales in the Alumina segment was $177.9 million for the six months ended June 30, 2014 compared to $173.5 million for the six months ended June 30, 2013. The increase in cost of sales was primarily due to extreme weather conditions resulting in higher natural gas prices and production costs during the first quarter 2014, offset by favorable impact from lower bauxite and caustic soda prices and by incremental CORE productivity savings.
Total cost of sales in the Bauxite segment was $56.2 million for the six months ended June 30, 2014 compared to $59.5 million for the six months ended June 30, 2013. The decrease in cost of sales was primarily a result of lower fuel prices and shorter mining haul distances.
Flat-Rolled Products segment cost of sales decreased to $262.7 million for the six months ended June 30, 2014 from $278.1 million for the six months ended June 30, 2013. The decrease related principally to lower MWTP related raw material input costs.
Selling, general and administrative expenses
Selling, general and administrative expenses in the six months ended June 30, 2014 were $38.5 million, compared to $46.1 million in the six months ended June 30, 2013. In the six months ended June 30, 2014, selling, general and administrative expenses decreased primarily due to lower compensation expenses and benefits as a result of 2013 workforce reductions and decreased relocation, and severance. Also, in the second quarter of 2014, expenses decreased $1.0 million due to receipt of payment related to grant of easement rights for pass through of natural gas lines at our Alumina facility.
Operating income (loss)
Operating loss for the six months ended June 30, 2014 was $8.4 million compared to operating income of $4.5 million in the six months ended June 30, 2013. The decrease in operating income primarily related to first quarter 2014 production costs in the Alumina and Primary Aluminum segments associated with unusually extreme winter weather. First half 2014 average aluminum prices were lower than those in 2013, and average Midwest Premiums were higher, for a net unfavorable impact of $11.3 million. These negatives were partially offset by savings under the Company’s CORE productivity program.
Interest expense, net
Interest expense during the six months ended June 30, 2014 increased to $25.1 million compared to $22.3 million in the six months ended June 30, 2013. Our average outstanding indebtedness increased to $667.4 million in the six months ended June 30, 2014 from $613.1 million in the six months ended June 30, 2013.
(Gain) loss on hedging activities, net
Loss on hedging activities was $0.4 million in the six months ended June 30, 2014 compared to a gain on hedging activities of $2.4 million in the six months ended June 30, 2013. During the six months ended June 30, 2013, we reclassified $6.4 million of aluminum and natural gas hedge net gains from AOCI into earnings. There were no remaining derivative gains or losses on hedging activities in AOCI to reclassify into earnings during the six months ended June 30, 2014.
Debt refinancing expense
In the six months ended June 30, 2013, we recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing representing the write-off of deferred financing costs and third-party fees related to the AcquisitionCo Notes due 2015.
Loss before income taxes
Loss before income taxes was $33.9 million in the six months ended June 30, 2014, compared to loss before income taxes of $17.9 million in the six months ended June 30, 2013. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Six months ended June 30,
	2014	2013
	$	$
	Increase (decrease) to net income
Special items:
Debt refinancing expense	—	(2.5)
Gain (loss) on hedging activities	(0.4)	2.4
Total special items (pre-tax)	(0.4)	(0.1)
Income tax benefit
Income tax benefit was $9.5 million in the six months ended June 30, 2014, compared to income tax benefit of $6.2 million in the six months ended June 30, 2013.
Our effective income tax rate was approximately 28.0% for the six months ended June 30, 2014 and 34.6% for the six months ended June 30, 2013. The effective income tax rate for the six months ended June 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the six months ended June 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section

199 manufacturing deduction, a foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits. The primary reason for the decrease in the effective income tax rate for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is due to increased foreign losses that are offset by a valuation allowance for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Net loss
Net loss was $24.4 million in the six months ended June 30, 2014, compared to net loss of $11.7 million in the six months ended June 30, 2013. The increase in net loss resulted from a $12.9 million decrease in operating income, a $2.8 million decrease in gain on hedging activities, and a $2.8 million increase in interest expense, offset by a a $2.5 million decrease in debt refinancing expense and a $3.3 million decrease in income tax benefit.
Discussion of year-to-date segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the six months ended June 30, 2014 were $60.1 million, compared to $65.6 million for the six months ended June 30, 2013. Lower realized pricing decreased sales by $6.7 million, offset by higher shipment volume increasing sales by $1.2 million.
Segment profit in the six months ended June 30, 2014 was $1.2 million compared to $4.9 million in the six months ended June 30, 2013. The decrease in segment performance was driven by lower internal and external selling prices, which offset favorably lower fuel prices and shorter haul distances.
Alumina
Alumina segment sales, including intersegment sales, for the six months ended June 30, 2014 were $155.0 million compared to $173.2 million for the six months ended June 30, 2013. This decrease was primarily related to lower LME-linked prices resulting in a $12.0 million sales decrease and lower shipment volumes resulting in a $6.2 million sales decrease.
Segment loss in the six months ended June 30, 2014 was $15.1 million compared to segment profit of $6.9 million in the six months ended June 30, 2013. Lower Alumina segment profit reflects the combination of the $9.3 million impact of extreme winter weather conditions in the first quarter 2014 and an unfavorable impact from lower LME-linked prices.These negatives factors were partially offset by the $7.0 million favorable impact from lower bauxite and caustic soda prices and by incremental CORE productivity savings.
Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, decreased to $305.4 million in the six months ended June 30, 2014 from $317.8 million in the six months ended June 30, 2013.

•	The average realized MWTP decreased 2.0% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

•	Lower shipments decreased sales by $5.2 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Segment profit in the six months ended June 30, 2014 was $43.5 million compared to $38.1 million in the six months ended June 30, 2013. This increase is primarily the impact from incremental CORE productivity savings and lower input cost pricing, offset by lower LME-linked prices and impact of extreme weather in the first quarter of 2014.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $283.4 million in the six months ended June 30, 2014 compared to $299.1 million in the six months ended June 30, 2013. The sales decrease was the result of lower volume of $2.4 million and lower pricing of $13.3 million.
Segment profit in six months ended June 30, 2014 was $26.0 million compared to $28.0 million in the six months ended June 30, 2013. Compared to the six months ended June 30, 2013, segment profit decreased primarily due to the negative effects of product mix changes, offset by the incremental impact of CORE productivity savings and favorable metal timing.
Corporate
Corporate expenses were $2.8 million lower in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to the impact of CORE productivity savings.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities, available borrowings under our asset-based revolving credit facility and project specific financing arrangements.
At June 30, 2014, we had $32.9 million of cash and cash equivalents. As of June 30, 2014 and December 31, 2013 cash and cash equivalents includes $12.9 million and $7.0 million, respectively, of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica.
As of June 30, 2014, available borrowing capacity under the Company’s asset-based revolving credit facility was $146.4 million, which is net of $34.6 million in outstanding letters of credit. The Company’s total available liquidity at June 30, 2014 was $179.3 million, an $11.8 million reduction from total liquidity at March 31, 2014, and a $17.1 million reduction from total liquidity at December 31, 2013.
During June, the Company borrowed and repaid $18.5 million on its asset-based revolving credit facility to support its operating and investing activities. There were no outstanding borrowings under the Company’s asset-based revolving credit facility as of June 30, 2014. Additional borrowings totaling $19.0 million were necessary in July and August, $14.0 million of which have been repaid through August 11, 2014.
During the six months ended June 30, 2014 we borrowed $6.5 million from a third party, pursuant to a project specific financing arrangement which provides available borrowings up to a total of $20.0 million. We are using the borrowings for the port expansion and railing improvements designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. Available borrowings remaining under this arrangement were $2.5 million as of June 30, 2014.
During the six months ended June 30, 2014, we made cash dividend payments to shareholders totaling $1.4 million.
In connection with its construction of a new state-of-the-art rod mill at the New Madrid facility, the Company has not obtained project-specific financing for the mill due to the pending decision on New Madrid’s power rate. The Company spent $6.5 million in second quarter 2014, and $11.0 million year-to-date through June 30, 2014 on the rod mill. The Company expects to spend approximately $28.0 million during the second half of 2014, including approximately $12.7 million upon delivery of the rod production line in September 2014.
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
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Six months ended June 30,
	2014	2013
	$	$
Cash provided by (used in) operating activities	(17.2)	14.7
Cash used in investing activities	(30.9)	(38.7)
Cash provided by financing activities	1.6	45.7
Change in cash and cash equivalents	(46.5)	21.7
Operating activities
Operating activities used $17.2 million of cash in the six months ended June 30, 2014 compared to $14.7 million provided in the six months ended June 30, 2013. In the six months ended June 30, 2014, we produced $41.1 million of segment profit. Unusually extreme weather conditions negatively impacted our first quarter 2014 segment profit by approximately $14.9 million. As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each period (in millions):

	Six months ended June 30,
	2014	2013
	$	$
Segment profit	$41.1	$61.3
Prepaid expenses and other	(12.9)	7.3
Interest paid	(24.8)	(17.1)
Taxes paid	(1.2)	(6.0)
Operating working capital (deficit)	(19.4)	(30.8)
Cash provided by (used in) operating activities	$(17.2)	$14.7

Investing activities
Capital expenditures were $31.1 million in the six months ended June 30, 2014 and $39.5 million in the six months ended June 30, 2013.
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $4.1 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows.
We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations.
Financing activities
During the six months ended June 30, 2014, our financing cash flows reflected the $6.5 million borrowing from our project specific financing arrangement, our quarterly Term B Loan repayment of $2.4 million and dividend payments to shareholders totaling $1.4 million.
On August 11, 2014, the Board declared a regular quarterly dividend of $0.01 per share to be paid on September 17, 2014 to shareholders of record as of August 25, 2014. Cash payments related to this dividend will total approximately $0.7 million.
Adjusted EBITDA
Management uses “Adjusted EBITDA”, referred to as “EBITDA” in our debt agreements, as a liquidity measure. Our debt agreements do not require us to achieve any specified level of Adjusted EBITDA or ratio of Adjusted EBITDA to any other financial metric, in order to avoid a default (subject, in the case of the senior secured revolving credit facility, to our maintaining minimum availability thereunder). As used herein, Adjusted EBITDA means net income before income taxes, net interest expense, depreciation and amortization, adjusted to eliminate certain non-cash expenses and other specified items of income or expense as outlined below (in millions):

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
	$	$	$	$	$	$
Adjusted EBITDA	30.4	25.0	41.1	61.3	72.9	93.1
Last in, first out and lower of cost or market inventory adjustments (a)	(1.2)	(1.4)	(1.0)	(2.2)	3.8	2.6
Gain (loss) on disposal of assets	(0.2)	0.4	(0.1)	0.6	(0.2)	0.5
Asset impairment	—	(1.2)	—	(1.2)	(4.7)	(5.9)
Non-cash pension, accretion and stock compensation	(1.9)	(4.9)	(4.7)	(9.6)	(15.6)	(20.5)
Restructuring, relocation and severance	—	(0.5)	0.4	(1.1)	(6.4)	(7.9)
Consulting fees	(0.1)	(0.1)	(0.3)	(0.4)	(0.4)	(0.5)
Debt refinancing expense	—	—	—	(2.5)	—	(2.5)
Non-cash derivative gains (losses)(b)	(1.3)	0.1	(0.7)	6.1	—	6.8
Other, net	(0.8)	(0.7)	0.5	—	0.5	—
Depreciation and amortization	(22.3)	(23.4)	(44.0)	(46.6)	(93.4)	(96.0)
Interest expense, net	(12.6)	(12.2)	(25.1)	(22.3)	(50.3)	(47.5)
Income tax	2.4	6.6	9.5	6.2	33.5	30.2
Net loss	(7.6)	(12.3)	(24.4)	(11.7)	(60.3)	(47.6)

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
	$	$	$	$	$	$
Variable-price aluminum offset swaps and other	(1.2)	3.0	(0.3)	3.7	5.1	9.1
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
The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
	$	$	$	$	$	$
Adjusted EBITDA	30.4	25.0	41.1	61.3	72.9	93.1
Share-based compensation expense	0.9	1.2	1.6	2.2	4.2	4.8
Changes in other assets	(2.5)	(0.9)	(4.1)	(2.3)	(0.8)	1.0
Changes in pension, other post-retirement liabilities and other long-term liabilities	(1.7)	3.5	(1.0)	4.2	2.0	7.2
Changes in current operating assets and liabilities	(5.1)	8.5	(14.9)	(17.6)	36.3	33.6
Changes in current income taxes	(3.8)	(3.3)	(11.0)	(2.2)	(11.2)	(2.4)
Changes in accrued interest	(12.0)	(11.6)	(23.8)	(21.0)	(47.7)	(44.9)
Non-cash pension, accretion and stock compensation	(1.9)	(4.9)	(4.7)	(9.6)	(15.6)	(20.5)
Restructuring, relocation and severance	—	(0.5)	0.4	(1.1)	(6.4)	(7.9)
Consulting and sponsor fees	(0.1)	(0.1)	(0.3)	(0.4)	(0.4)	(0.5)
Other, net	(1.9)	(0.1)	(0.5)	1.2	(1.0)	0.7
Cash provided by (used in) operating activities	2.3	16.8	(17.2)	14.7	32.3	64.2

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 3, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NORANDA ALUMINUM HOLDING CORPORATION
August 11, 2014	/S/ LAYLE K. SMITH
Layle K. Smith Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit number	Description
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