Form 10-Q
period 2014-09-30
Noranda Aluminum Holding CORP
filed 2014-11-03
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [_____________ to _______________]
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
As of October 16, 2014, there were 68,867,409 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	September 30, 2014	December 31, 2013
	$	$
ASSETS
Current assets:
Cash and cash equivalents	24.3	79.4
Accounts receivable, net	126.8	86.7
Inventories, net	198.6	178.7
Other current assets	20.4	19.5
Total current assets	370.1	364.3
Property, plant and equipment, net	676.6	677.2
Goodwill	137.6	137.6
Other intangible assets, net	50.8	55.2
Other assets	87.2	87.8
Total assets	1,322.3	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	132.2	89.2
Accrued liabilities	79.8	65.0
Deferred tax liabilities	17.4	2.1
Current portion of long-term debt	8.5	4.9
Total current liabilities	237.9	161.2
Long-term debt, net	654.7	654.2
Pension and other post-retirement benefit (“OPEB”) liabilities	110.5	115.8
Other long-term liabilities	47.1	50.0
Long-term deferred tax liabilities	149.9	193.6
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at September 30, 2014 and December 31, 2013)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 68.9 shares issued and outstanding at September 30, 2014; 68.1 shares issued and outstanding at December 31, 2013)	0.7	0.7
Capital in excess of par value	242.8	239.7
Accumulated deficit	(69.2)	(38.7)
Accumulated other comprehensive loss	(58.1)	(60.4)
Total shareholders’ equity	116.2	141.3
Non-controlling interest	6.0	6.0
Total equity	122.2	147.3
Total liabilities and equity	1,322.3	1,322.1
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Sales	361.4	339.9	1,018.9	1,030.3
Operating costs and expenses:
Cost of sales	335.5	333.3	962.9	973.1
Selling, general and administrative expenses	19.6	23.7	58.1	69.8
Total operating costs and expenses	355.1	357.0	1,021.0	1,042.9
Operating income (loss)	6.3	(17.1)	(2.1)	(12.6)
Other (income) expense:
Interest expense, net	12.6	12.6	37.7	34.9
(Gain) loss on hedging activities, net	(2.6)	2.4	(2.2)	—
Debt refinancing expense	—	—	—	2.5
Total other expense, net	10.0	15.0	35.5	37.4
Loss before income taxes	(3.7)	(32.1)	(37.6)	(50.0)
Income tax expense (benefit)	0.2	(13.9)	(9.3)	(20.1)
Net loss	(3.9)	(18.2)	(28.3)	(29.9)
Net loss per common share:
Basic	$(0.06)	$(0.27)	$(0.41)	$(0.44)
Diluted	$(0.06)	$(0.27)	$(0.41)	$(0.44)
Weighted-average common shares outstanding:
Basic (shares, in millions)	68.85	68.01	68.61	67.90
Diluted (shares, in millions)	68.85	68.01	68.61	67.90
Cash dividends declared per common share	$0.01	$0.04	0.03	$0.12
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Net loss	(3.9)	(18.2)	(28.3)	(29.9)
Other comprehensive income:
Reclassification of pension and OPEB amounts realized in net loss	1.2	3.5	3.7	10.4
Reclassification of derivative amounts realized in net loss	—	—	—	(6.4)
Total other comprehensive income, before tax	1.2	3.5	3.7	4.0
Income tax expense related to components of other comprehensive income	0.5	1.3	1.4	1.7
Total other comprehensive income, net of tax	0.7	2.2	2.3	2.3
Total comprehensive loss	(3.2)	(16.0)	(26.0)	(27.6)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2013	—	0.7	239.7	(38.7)	(60.4)	6.0	147.3
Net loss	—	—	—	(28.3)	—	—	(28.3)
Other comprehensive income	—	—	—	—	2.3	—	2.3
Shares tendered for taxes, net of issuance of common shares for share-based payment arrangements	—	—	(1.1)	—	—	—	(1.1)
Stock compensation expense related to equity-based awards	—	—	2.5	—	—	—	2.5
Vesting of awards, share-based plans	—	—	0.1	(0.1)	—	—	—
Vesting of awards, incentive compensation	—	—	1.6	—	—	—	1.6
Dividends to shareholders @ $0.03 per share	—	—	—	(2.1)	—	—	(2.1)
Balance, September 30, 2014	—	0.7	242.8	(69.2)	(58.1)	6.0	122.2
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net loss	(28.3)	(29.9)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	65.7	70.9
Non-cash interest expense	2.0	2.0
Last in, first out and lower of cost or market inventory adjustments	3.2	1.1
Asset impairment	—	2.7
(Gain) loss on disposal of assets	0.2	(0.5)
Gain on hedging activities, excluding cash settlements	(0.8)	(5.7)
Debt refinancing expense	—	2.5
Deferred income taxes	(29.7)	(23.1)
Share-based compensation expense	2.5	3.4
Changes in other assets	(5.7)	(2.5)
Changes in pension, other post-retirement and other long-term liabilities	(4.4)	7.8
Changes in current operating assets and liabilities:
Accounts receivable, net	(40.1)	0.8
Inventories, net	(23.7)	1.3
Taxes receivable and taxes payable	13.5	(2.8)
Other current assets	(3.2)	9.7
Accounts payable	47.2	(7.6)
Accrued liabilities	5.8	10.7
Cash provided by operating activities	4.2	40.8
INVESTING ACTIVITIES
Capital expenditures	(59.9)	(55.7)
Proceeds from sale of property, plant and equipment	0.2	0.9
Cash used in investing activities	(59.7)	(54.8)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(1.1)	(0.1)
Dividends paid to shareholders	(2.1)	(8.2)
Repayments of long-term debt	(3.6)	(278.8)
Borrowings on revolving credit facility	86.0	11.0
Repayments on revolving credit facility	(86.0)	(11.0)
Borrowings on long-term debt, net	7.2	331.8
Payments of financing costs	—	(2.9)
Cash provided by financing activities	0.4	41.8
Change in cash and cash equivalents	(55.1)	27.8
Cash and cash equivalents, beginning of period	79.4	36.1
Cash and cash equivalents, end of period	24.3	63.9
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
Reclassifications
Certain reclassifications have been made to the condensed consolidated balance sheet for the year ended December 31, 2013 to conform to the September 30, 2014 presentation. Taxes receivable and prepaid assets totaling $2.6 million and $4.6 million, respectively, were combined with other current assets. Derivative liabilities, net totaling $4.0 million were combined with accrued liabilities. Long-term derivative liabilities, net totaling $0.2 million were combined with other long-term liabilities.
Certain reclassifications have also been made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2013 to conform to the 2014 presentation. Asset impairment totaling $2.7 million and gain on disposal of assets totaling $0.5 million were disclosed as separate line items. Also, borrowings on the revolving credit facility of $11.0 million and repayments on the revolving credit facility of $11.0 million were disclosed as separate line items.
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
In August 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern”. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The Company will be required to perform interim and annual assessments of its ability to continue as a going concern within one year of the date that the financial statements are issued. The Company must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended September 30, 2014
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.9	57.3	135.0	157.2	—	—	361.4
Intersegment	18.9	35.4	31.2	—	—	(85.5)	—
Total sales	30.8	92.7	166.2	157.2	—	(85.5)	361.4

Capital expenditures	5.1	3.9	16.7	2.5	0.6	—	28.8
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(1.5)	6.5	20.4	17.6	(6.0)	(0.4)	36.6
Depreciation and amortization	(2.5)	(5.0)	(9.2)	(4.8)	(0.2)	—	(21.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(0.7)	(1.3)	—	(0.2)	(2.2)
Loss on disposal of assets	—	—	—	(0.1)	—	—	(0.1)
Non-cash pension, accretion and stock compensation	—	(0.2)	(0.8)	(0.4)	(1.0)	—	(2.4)
Restructuring, relocation and severance	—	—	(0.6)	(0.1)	—	—	(0.7)
Cash settlements on hedging transactions	—	—	(0.2)	(2.5)	—	—	(2.7)
Other, net	—	(0.2)	—	(0.1)	(0.3)	0.1	(0.5)
Operating income (loss)	(4.0)	1.1	8.9	8.3	(7.5)	(0.5)	6.3
Interest expense, net							12.6
Gain on hedging activities, net							(2.6)
Total other expense, net							10.0
Loss before income taxes							(3.7)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.1	49.5	133.4	145.9	—	—	339.9
Intersegment	19.8	35.7	19.6	—	—	(75.1)	—
Total sales	30.9	85.2	153.0	145.9	—	(75.1)	339.9

Capital expenditures	1.5	4.2	7.5	2.5	0.5	—	16.2
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	2.3	3.9	(1.1)	13.6	(7.5)	(0.2)	11.0
Depreciation and amortization	(2.9)	(6.0)	(10.2)	(5.1)	(0.1)	—	(24.3)
Last in, first out and lower of cost or market inventory adjustments	—	—	2.3	(1.1)	—	(0.1)	1.1
Loss on disposal of assets	(0.1)	—	—	—	—	—	(0.1)
Asset impairment	—	—	—	(1.5)	—	—	(1.5)
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.8)	(1.5)	(1.6)	—	(5.1)
Restructuring, relocation and severance	—	—	0.1	—	(0.9)	—	(0.8)
Cash settlements on hedging transactions	—	—	0.6	2.3	—	—	2.9
Other, net	0.1	(0.1)	—	0.1	(0.5)	0.1	(0.3)
Operating income (loss)	(0.6)	(2.4)	(10.1)	6.8	(10.6)	(0.2)	(17.1)
Interest expense, net							12.6
Loss on hedging activities, net							2.4
Total other expense, net							15.0
Loss before income taxes							(32.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2014
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	36.5	150.4	391.4	440.6	—	—	1,018.9
Intersegment	54.4	97.3	80.2	—	—	(231.9)	—
Total sales	90.9	247.7	471.6	440.6	—	(231.9)	1,018.9

Capital expenditures	7.4	9.0	33.0	9.5	1.0	—	59.9
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(0.3)	(8.6)	63.9	43.6	(20.0)	(0.9)	77.7
Depreciation and amortization	(7.4)	(15.2)	(28.8)	(13.8)	(0.5)	—	(65.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(3.1)	0.1	—	(0.2)	(3.2)
Gain (loss) on disposal of assets	—	—	0.1	(0.3)	—	—	(0.2)
Non-cash pension, accretion and stock compensation	(0.1)	(0.6)	(2.3)	(1.3)	(2.8)	—	(7.1)
Restructuring, relocation and severance	—	—	(0.7)	0.3	0.1	—	(0.3)
Consulting fees	—	—	—	—	(0.3)	—	(0.3)
Cash settlements on hedging transactions	—	—	(0.4)	(2.6)	—	—	(3.0)
Other, net	—	(0.4)	—	(0.1)	(0.1)	0.6	—
Operating income (loss)	(7.8)	(24.8)	28.7	25.9	(23.6)	(0.5)	(2.1)
Interest expense, net							37.7
Gain on hedging activities, net							(2.2)
Total other expense, net							35.5
Loss before income taxes							(37.6)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	33.8	142.9	408.6	445.0	—	—	1,030.3
Intersegment	62.7	115.5	62.2	—	—	(240.4)	—
Total sales	96.5	258.4	470.8	445.0	—	(240.4)	1,030.3

Capital expenditures	8.7	13.1	23.2	8.7	2.0	—	55.7
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	7.2	10.8	37.0	41.6	(24.3)	—	72.3
Depreciation and amortization	(7.9)	(16.6)	(31.4)	(14.4)	(0.6)	—	(70.9)
Last in, first out and lower of cost or market inventory adjustments	—	—	2.7	(3.4)	—	(0.4)	(1.1)
Gain (loss) on disposal of assets	(0.1)	0.5	0.1	—	—	—	0.5
Asset impairment	—	—	—	(2.7)	—	—	(2.7)
Non-cash pension, accretion and stock compensation	0.1	(0.7)	(5.3)	(4.4)	(4.4)	—	(14.7)
Restructuring, relocation and severance	—	(0.2)	(0.3)	(0.1)	(1.3)	—	(1.9)
Consulting fees	—	—	—	—	(0.4)	—	(0.4)
Cash settlements on hedging transactions	—	—	1.3	5.3	—	—	6.6
Other, net	—	(0.3)	—	—	(0.4)	0.4	(0.3)
Operating income (loss)	(0.7)	(6.5)	4.1	21.9	(31.4)	—	(12.6)
Interest expense, net							34.9
Debt refinancing expense							2.5
Total other expense, net							37.4
Loss before income taxes							(50.0)

	September 30, 2014	December 31, 2013
Segment assets:	$	$
Bauxite	158.2	152.9
Alumina	226.3	229.2
Primary Aluminum	546.1	514.6
Flat-Rolled Products	362.3	334.2
Corporate	61.2	121.2
Eliminations	(31.8)	(30.0)
Total assets	1,322.3	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Condensed consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited condensed consolidated statements of cash flows included the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Depreciation of property, plant and equipment	18.9	22.2	57.0	63.5
Amortization of intangible assets	1.4	1.4	4.4	4.4
Amortization of other long-term assets	1.4	0.7	4.3	3.0
Total depreciation and amortization	21.7	24.3	65.7	70.9
Cash paid for interest and income taxes was as follows (in millions):

	Nine months ended September 30,
	2014	2013
	$	$
Interest paid	32.5	24.6
U.S. Federal and state income taxes paid, net of refunds received	6.9	6.1
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $1.7 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively, and were not reflected as capital expenditures in the unaudited condensed consolidated statements of cash flows. During the nine months ended September 30, 2014 and 2013, we capitalized interest of $1.5 million and $1.2 million, respectively, related to long-term capital projects. As of September 30, 2014 and December 31, 2013 cash and cash equivalents includes $10.8 million and $7.0 million, respectively, of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica.
Condensed consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) (“AOCI”) were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain or loss, prior service cost and other related to pension and OPEB	Total, net of tax
	$	$	$
Balance, December 31, 2013	(95.0)	(34.6)	(60.4)
Reclassification of amounts realized in net loss	3.7	1.4	2.3
Balance, September 30, 2014	(91.3)	(33.2)	(58.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Reclassifications out of AOCI were included in the unaudited condensed consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss				Affected line item in the unaudited condensed consolidated statements of operations
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Selling, general and administrative expenses (“SGA”)
Actuarial gain/loss	0.3	0.7	0.7	2.1	(1)
Prior service costs	0.1	0.1	0.2	0.2	(1)
Total pension amounts reclassified into SGA	0.4	0.8	0.9	2.3	Selling, general and administrative expenses
Cost of sales (“COS”)
Actuarial gain/loss	0.7	2.5	2.2	7.5	(1)
Prior service costs	0.1	0.2	0.6	0.6	(1)
Total pension amounts reclassified into COS	0.8	2.7	2.8	8.1	Cost of sales
Reclassification of pension and OPEB amounts realized in net loss	1.2	3.5	3.7	10.4
Income tax benefit related to reclassifications of pension and OPEB amounts	(0.5)	(1.3)	(1.4)	(3.7)	Income tax benefit
Reclassification of pension and OPEB amounts realized in net loss, net of tax	0.7	2.2	2.3	6.7	Net income (loss)

Reclassification of derivative amounts realized in net loss	—	—	—	(6.4)	Gain on hedging activities, net
Income tax expense related to reclassifications of derivative amounts	—	—	—	2.0	Income tax expense
Reclassification of derivative amounts realized in net loss, net of tax	—	—	—	(4.4)	Net loss

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 10, "Pension and Other Post-Retirement Benefits."

Condensed consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	September 30, 2014	December 31, 2013
	$	$
Cash	24.3	59.2
Money market funds	—	20.2
Total cash and cash equivalents	24.3	79.4
Accounts receivable, net, consisted of the following (in millions):

	September 30, 2014	December 31, 2013
	$	$
Trade	126.9	86.9
Allowance for doubtful accounts	(0.1)	(0.2)
Total accounts receivable, net	126.8	86.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Other current assets consisted of the following (in millions):

	September 30, 2014	December 31, 2013
	$	$
Current foreign deferred tax asset	1.1	1.1
Employee loans receivable, net	1.9	1.8
Current derivative assets (see Note 12, “Derivative Financial Instruments”)	4.8	4.5
Taxes receivable	—	2.6
Prepaid assets	4.4	4.6
Other current assets	8.2	4.9
Total other current assets	20.4	19.5
Other assets consisted of the following (in millions):

	September 30, 2014	December 31, 2013
	$	$
Deferred financing costs, net of amortization	6.3	7.7
Cash surrender value of life insurance	28.2	27.8
Pension asset	5.8	5.9
Restricted cash (see Note 9, “Asset Retirement and Other Obligations”)	12.8	12.9
Supplies	5.1	7.6
Prepaid Jamaican income taxes	12.7	12.7
Derivative asset	0.2	0.2
Other	16.1	13.0
Total other assets	87.2	87.8
Accrued liabilities consisted of the following (in millions):

	September 30, 2014	December 31, 2013
	$	$
Compensation and benefits	19.6	23.7
Workers’ compensation	5.0	5.1
Other operating expenses	15.9	9.3
Accrued interest	7.0	2.0
Asset retirement obligations (see Note 9, “Asset Retirement and Other Obligations”)	2.4	2.2
Land obligation (see Note 9, “Asset Retirement and Other Obligations”)	3.7	3.7
Taxes payable	10.9	—
Derivative liabilities (see Note 12, “Derivative Financial Instruments”)	3.5	4.0
Reclamation obligation (see Note 9, “Asset Retirement and Other Obligations”)	1.4	1.4
Environmental remediation obligations (see Note 9, “Asset Retirement and Other Obligations”)	1.7	1.7
Obligations to the Government of Jamaica	7.7	5.7
Pension and OPEB liabilities (see Note 10, “Pensions and Other Post-Retirement Benefits”)	0.9	0.9
Restructuring liability (see Note 11, “Restructuring”)	0.1	5.3
Total accrued liabilities	79.8	65.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Other long-term liabilities consisted of the following (in millions):

	September 30, 2014	December 31, 2013
	$	$
Reserve for uncertain tax positions	0.7	0.7
Workers’ compensation	16.1	15.7
Asset retirement obligations (see Note 9, “Asset Retirement and Other Obligations”)	13.7	14.3
Land obligation (see Note 9, “Asset Retirement and Other Obligations”)	6.6	6.8
Environmental remediation obligations (see Note 9, “Asset Retirement and Other Obligations”)	1.1	1.2
Long-term derivative liabilities (see Note 12, “Derivative Financial Instruments”)	0.1	0.2
Deferred compensation and other	8.8	11.1
Total other long-term liabilities	47.1	50.0

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	1.1	3.9	5.0
Derivative liabilities	—	(3.6)	—	(3.6)
Total	—	(2.5)	3.9	1.4

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	20.2	—	—	20.2
Derivative assets	—	2.9	1.8	4.7
Derivative liabilities	—	(4.2)	—	(4.2)
Total	20.2	(1.3)	1.8	20.7
We made no transfers between fair value hierarchy levels during the nine months ended September 30, 2014.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Changes in the fair value of the variable-price Midwest Premium contracts were included in gain on hedging activities, net in the unaudited condensed consolidated statements of operations. The changes in fair value of these Level 3 derivative instruments were as follows:

Nine months ended September 30, 2014
$
Fair value, beginning of year	1.8
New contracts entered into during the period	1.9
Changes in fair value	5.3
Settlements	(5.1)
Fair value, end of period	3.9
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

5.    INVENTORIES
Inventories are stated at the lower of cost or market (“LCM”). We use the last-in, first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann, Jamaica (“St. Ann”) and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 24% and 30% of total inventories, at cost, at September 30, 2014 and December 31, 2013, respectively.
Inventories, net, consisted of the following (in millions):

	September 30, 2014	December 31, 2013
	$	$
Raw materials, at cost	70.9	57.8
Work-in-process, at cost	54.7	49.3
Finished goods, at cost	25.9	25.2
Total inventories, at cost	151.5	132.3
LIFO adjustment	14.2	24.9
LCM reserve	(6.1)	(16.2)
Inventories, at lower of cost or market	159.6	141.0
Supplies	39.0	37.7
Total inventories, net	198.6	178.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives in years			September 30, 2014	December 31, 2013
				$	$
Land				51.9	51.2
Buildings and improvements	10	—	47	163.0	161.9
Machinery and equipment	3	—	50	915.4	898.8
Construction in progress				70.6	50.1
Property, plant and equipment, at cost				1,200.9	1,162.0
Accumulated depreciation				(524.3)	(484.8)
Total property, plant and equipment, net				676.6	677.2

7.	COMMITMENTS AND CONTINGENCIES
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

•
An agreement at St. Ann with the UTASP representing supervisory and technical salaried workers expired in December 2013. We received a claim for a new contract in July 2014 and negotiations have started. It is anticipated that we will close the negotiations during the first quarter of 2015.

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We received a claim for a new contract in January 2014 and negotiations commenced in the second quarter of 2014. It is expected that we will complete negotiations by December 2014.

•
An agreement at St. Ann with the UAWU, covering operators, expired in April 2013. We received a claim for a new contract in June 2013 and commenced negotiations in August 2013. We closed negotiations in November 2014.

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
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term contract with Ameren Corporation for our electricity supply at New Madrid, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five megawatts, calculated at peak and non-peak demand charges, or approximately $2.8 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the Missouri Public Service Commission based on two components: a base rate and a fuel adjustment clause.
Purchase Commitment
In July 2012, we announced a project to invest $45.0 million to build a new rod mill at our facility in New Madrid, Missouri, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod. In April 2013, we entered into a financing arrangement with a third party to finance the off-site construction of the rod production line, which comprises certain machinery, equipment and other components. Pursuant to the terms of the third party arrangement, upon closing of the agreement, we will repay the third party for amounts paid to the construction company throughout the construction phase, plus interest and fees, and assume any remaining payments. Closing on the new production line was originally scheduled to occur in September 2014; however, an extension was awarded and the transaction is now scheduled to close in early November 2014. Total payments related to the construction of the rod production line are expected to be approximately €11.5 million in the aggregate.

8.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	September 30, 2014			December 31, 2013
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net	173.2	178.5	11.00	173.1	146.8	11.00
Term B Loan, net	471.8	471.8	5.75	475.0	475.0	5.75
Project specific financing	17.5	17.5	9.00	11.0	11.0	9.00
Mid-Stream Loan	0.7	0.7	8.00	—	—	—
Total debt, net	663.2			659.1
Less: Current portion	(8.5)			(4.9)
Long-term debt, net	654.7			654.2
The carrying value of the AcquisitionCo Notes was recorded net of unamortized underwriting discount of $1.8 million and $1.9 million, respectively, at September 30, 2014 and December 31, 2013.
As of September 30, 2014 and December 31, 2013 the carrying value of our Term B Loan was recorded net of unamortized discount of $2.5 million and $2.8 million, respectively. We are required to repay $1.2 million of the aggregate outstanding Term B Loan quarterly.
The Revolver had no outstanding balance at September 30, 2014 and December 31, 2013 and outstanding letters of credit totaled $35.1 million at September 30, 2014 and $34.6 million at December 31, 2013. Availability under the Revolver is subject to a calculated borrowing base. Our available borrowing capacity calculated as of September 30, 2014 was $159.2 million.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

During the first quarter of 2014, we borrowed $6.5 million from a third party under a facility (the “project specific financing” arrangement) which provides available borrowings up to a total of $20.0 million. The available borrowings are intended for use in the port expansion and railing improvements which are designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. Available borrowings remaining under this arrangement were $2.5 million as of September 30, 2014. As of September 30, 2014, the outstanding balance was $17.5 million at an interest rate of 9%. Based on the current outstanding balance, we will repay $4.4 million annually, in monthly installments, beginning January 2015 through December 2018.
We had no debt refinancing expenses during the nine months ended September 30, 2014. We recorded debt refinancing expense of $2.5 million in the nine months ended September 30, 2013, representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015, which were redeemed in connection with the 2013 Refinancing.

9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann’s Bauxite mining operations.
Our reclamation obligation activity at St. Ann follows (in millions):

Nine months ended September 30, 2014
$
Balance, beginning of period	1.4
Additional liabilities incurred	0.7
Liabilities settled	(0.7)
Balance, end of period	1.4
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
Our St. Ann Land Obligation activity follows (in millions):

Nine months ended September 30, 2014
$
Balance, beginning of period	10.5
Additional liabilities incurred	0.5
Liabilities settled	(0.3)
Revisions to the obligation	(0.4)
Balance, end of period	10.3
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Our asset retirement obligations activity follows (in millions):

Nine months ended September 30, 2014
$
Balance, beginning of period	16.5
Additional liabilities incurred	0.7
Liabilities settled	(1.9)
Accretion	0.8
Balance, end of period	16.1
As of September 30, 2014 and December 31, 2013, we had $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited condensed consolidated balance sheets. The remaining restricted cash in other assets relates primarily to funds for workers’ compensation claims.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of September 30, 2014 and December 31, 2013, we had undiscounted liabilities of $1.7 million in accrued liabilities and had $1.1 million and $1.2 million, respectively, in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.
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
Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Service cost	3.5	3.8	0.2	0.1
Interest cost	4.7	4.5	0.3	0.4
Expected return on plan assets	(5.6)	(5.0)	(0.5)	(0.5)
Recognized actuarial loss	1.0	3.3	—	—
Amortization of prior service cost	0.3	0.2	0.1	—
Net periodic cost	3.9	6.8	0.1	—

	Noranda Pension Plans		St. Ann Pension Plans
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Service cost	10.3	11.5	0.5	0.4
Interest cost	14.6	13.5	1.1	1.2
Expected return on plan assets	(17.0)	(15.2)	(1.4)	(1.7)
Recognized actuarial loss	2.9	9.7	—	—
Amortization of prior service cost	0.8	0.8	0.2	—
Net periodic cost	11.6	20.3	0.4	(0.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Service cost	0.1	0.1	—	—
Interest cost	0.1	0.1	0.1	0.2
Recognized actuarial loss	—	0.1	—	—
Amortization of prior service cost	—	—	—	(0.1)
Net periodic cost	0.2	0.3	0.1	0.1

	Noranda OPEB Plans		St. Ann OPEB Plans
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Service cost	0.3	0.4	0.1	0.1
Interest cost	0.4	0.4	0.3	0.4
Recognized actuarial loss	—	0.1	—	—
Amortization of prior service cost	—	—	—	(0.1)
Net periodic cost	0.7	0.9	0.4	0.4
Expected Employer Contributions
We contributed $13.2 million and $0.3 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the nine months ended September 30, 2014. We anticipate making approximately $1.7 million and $0.1 million of pension funding payments to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, for the remainder of the year ending December 31, 2014.

11.	RESTRUCTURING
We announced workforce reductions on October 30, 2013 and December 17, 2013, which affected approximately 160 employees through a combination of voluntary retirement packages and involuntary terminations.
We completed substantially all activities associated with these workforce reductions as of December 31, 2013. The majority of these restructuring costs were paid in the first quarter of 2014. Additionally, the liability was reduced by $0.6 million, $0.2 million, and $0.1 million, respectively, in the first, second, and third quarters of 2014 mainly due to the expiration of elective benefits. The remaining balance of the restructuring accrual of $0.1 million at September 30, 2014, which is included in accrued liabilities, primarily represents health benefits related to the voluntary retirement packages.
The following table summarizes our restructuring activities by segment (in millions):

Total restructuring liability
$
Balance, December 31, 2013	5.3
Expense:
Primary Aluminum	0.2
Adjustments:
Primary Aluminum	(0.3)
Alumina	(0.1)
Flat-Rolled Products	(0.5)
Benefits paid	(4.5)
Balance, September 30, 2014	0.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

During the third quarter of 2014, we began a workforce reduction in our New Madrid location. In September 2014, 23 employees were involuntarily terminated and early retirement incentive packages were offered to an additional 27 retirement eligible employees. The retirement eligible employees must provide notifications of their election to the Company by November 7, 2014, with terminations effective during December 2014.
12.    DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices. All derivatives are held for purposes other than trading.
We enter into forward contracts with our customers to sell aluminum in the future at fixed-prices in the normal course of business. We do not elect normal sale accounting on certain customer contracts and instead record those contracts as derivatives (“fixed-price aluminum customer contracts”). Because these fixed-price aluminum customer contracts expose us to aluminum and Midwest premium (“MWP”) market price fluctuations, we economically hedge these risks by entering into variable-price aluminum swap contracts (“variable-price aluminum offset swaps”) and variable-price MWP contracts with various brokers, typically for terms of one year or less.
As of September 30, 2014, our outstanding fixed-price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2014	1.03	15.9
2015	1.13	33.3
As of September 30, 2014, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.88	17.6
2015	0.92	36.5
As of September 30, 2014, our outstanding variable-price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2014	0.14	17.5
2015	0.19	36.5
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	September 30, 2014	December 31, 2013
	$	$
Fixed-price aluminum customer contracts	(2.2)	2.9
Variable-price aluminum offset swaps	(0.3)	(4.2)
Variable-price MWP contracts	3.9	1.8
Total	1.4	0.5
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	As of September 30, 2014
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Master netting arrangement with counterparty three	0.3	—	0.3	—	0.3
Various counterparties not subject to a master netting arrangement	—	—	—	4.5	4.5
Total current derivative assets	0.3	—	0.3	4.5	4.8

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of September 30, 2014
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(0.7)	0.2	(0.5)	—	(0.5)
Master netting arrangement with counterparty four	(0.3)	0.3	—	—	—
Various counterparties not subject to a master netting arrangement	—	—	—	(3.0)	(3.0)
Total current derivative liabilities	(1.0)	0.5	(0.5)	(3.0)	(3.5)

Various counterparties not subject to a master netting arrangement	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)

	As of December 31, 2013
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	4.5	4.5
Total current derivative assets	—	—	—	4.5	4.5

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of December 31, 2013
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.3)	—	(2.3)	—	(2.3)
Master netting arrangement with counterparty two	(1.7)	—	(1.7)	—	(1.7)
Total current derivative liabilities	(4.0)	—	(4.0)	—	(4.0)

Master netting arrangement with counterparty two	(0.2)	—	(0.2)	—	(0.2)
Total long-term derivative liabilities	(0.2)	—	(0.2)	—	(0.2)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2014 and December 31, 2013, none of our derivative instruments were designated and qualified as fair value or cash flow hedges. We discontinued hedge accounting for all fixed-price aluminum swaps on January 29, 2009. At that date, amounts were frozen in AOCI to be reclassified into earnings in the period the hedged sales occur, or until we determined that the original forecasted sales were no longer probable of occurring. During first quarter 2013, we reclassified the final $6.4 million of gains into (gain) loss on hedging activities, net in the unaudited condensed consolidated statements of operations, resulting in no derivative gains or losses on hedging activities remaining in AOCI.
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
The following table presents how our hedging activities affected our unaudited condensed consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities, net
	$	$	$
Three months ended September 30, 2014
Fixed-price aluminum customer contracts	—	(0.3)	(0.3)
Variable-price aluminum offset swaps	—	(0.5)	(0.5)
Variable-price MWP contracts	—	(1.8)	(1.8)
Total	—	(2.6)	(2.6)
Three months ended September 30, 2013
Fixed-price aluminum customer contracts	—	1.9	1.9
Variable-price aluminum offset swaps	—	(1.4)	(1.4)
Variable-price MWP contracts	—	2.0	1.9
Total	—	2.5	2.4

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities, net
	$	$	$
Nine months ended September 30, 2014
Fixed-price aluminum customer contracts	—	5.1	5.1
Variable-price aluminum offset swaps	—	(0.1)	(0.1)
Variable-price MWP contracts	—	(7.2)	(7.2)
Total	—	(2.2)	(2.2)
Nine months ended September 30, 2013
Fixed-price aluminum swaps	(6.4)	—	(6.4)
Fixed-price aluminum customer contracts	—	(5.3)	(5.3)
Variable-price aluminum offset swaps	—	10.7	10.7
Variable-price MWP contracts	—	1.0	1.0
Total	(6.4)	6.4	—

13.    SHAREHOLDERS' EQUITY
Dividends declared and paid during the nine months ended September 30, 2014 were as follows:

	Per share dividend amount	Date paid	Total cash payment
Declaration date	$/share		$ in millions
February 19, 2014	0.01	March 26, 2014	0.7
April 22, 2014	0.01	May 28, 2014	0.7
August 11, 2014	0.01	September 17, 2014	0.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

On November 3, 2014, the Board declared a regular quarterly dividend of $0.01 per share to be paid on December 8, 2014 to shareholders of record as of November 13, 2014. Cash payments related to this dividend will total approximately $0.7 million.

14.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Stock options	—	—	—	0.1
Restricted stock and restricted stock unit equity awards	0.9	1.3	2.5	3.3
Total stock compensation expense	0.9	1.3	2.5	3.4
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
As of September 30, 2014, total unrecognized stock compensation expense related to share-based payment awards was $4.4 million. We will recognize this amount over a weighted-average period of one year, four months. During first quarter 2014, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2012 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2013 or 2014 because the performance conditions had not been determined as of September 30, 2014. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.
Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)
		$	$		$	$
Outstanding, December 31, 2013	1,183,449	1.92	2.0	140,000	9.00	—
Exercised	(110,070)	1.66	0.3	—	—	—
Forfeited	(3,500)	1.85	—	—	—	—
Expired	(20,000)	9.00	—	—	—	—
Outstanding, September 30, 2014	1,049,879	1.81	3.0	140,000	9.00	—
Fully vested and exercisable, September 30, 2014 (weighted-average remaining contractual term of 3.6 years and 3.1 years, respectively)	963,944	1.87	2.7	140,000	9.00	—

(1)	Options that were not in-the-money at September 30, 2014 and December 31, 2013, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock and RSU equity award activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards
	#	$	#	$	#	$	#
Non-vested, December 31, 2013	896,110	7.76	300,440	5.15	193,066	2.16	1,003,130
Granted	1,171,458	4.15	—	—	—	—	440,775
Grant date determined during the period	—	—	507,897	4.09	—	—	(507,897)
Dividend equivalent units granted	7,721	4.14	3,568	4.15	1,244	4.14	5,218
Vested (aggregate intrinsic value of $4.3 million)	(767,676)	7.07	(190,259)	13.98	—	—	(385)
Forfeited	(110,628)	6.08	(33,099)	11.75	(21,566)	2.16	(44,643)
Cancelled	—	—	(168,414)	12.89	—	—	(60,844)
Non-vested, September 30, 2014 (aggregate intrinsic value of $11.9 million)	1,196,985	4.79	420,133	3.76	172,744	2.17	835,354
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
We determined the grant date fair value of service-vesting and performance-vesting restricted stock and RSUs based on the closing price of our common stock on the grant date. For market-based restricted stock, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based on the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company.
We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2014. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined as of September 30, 2014 for performance-vesting awards granted in 2013 or 2014 because the performance conditions had not yet been determined.
As of September 30, 2014, accrued liabilities in the accompanying unaudited consolidated balance sheets included less than $0.1 million related to RSU liability awards.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2013	20,347
Granted	60,000
Dividend equivalent units granted	222
Vested	(20,457)
Non-vested, September 30, 2014	60,112

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

15.    NET LOSS PER COMMON SHARE
Basic and diluted net loss per common share (“EPS”) were calculated as follows (in millions, except per share):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(3.9)	$(18.2)	$(28.3)	$(29.9)
Weighted-average common shares outstanding:
Basic	68.85	68.01	68.61	67.90
Effect of dilutive securities	—	—	—	—
Diluted	68.85	68.01	68.61	67.90
Net loss per common share:
Basic	$(0.06)	$(0.27)	$(0.41)	$(0.44)
Diluted	$(0.06)	$(0.27)	$(0.41)	$(0.44)
Certain share-based payment awards whose terms and conditions are described in Note 14 "Share-Based Payments," could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive securities were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Options	1.19	1.34	1.23	0.98
Service-vesting restricted stock and RSUs and Dividend equivalent units	1.23	0.97	1.00	0.78
Performance-vesting restricted stock and RSUs and Dividend equivalent units	0.24	0.18	0.20	0.12
Antidilutive securities	2.66	2.49	2.43	1.88

16.    INCOME TAXES
Our effective income tax rate was approximately (5.4)% for the three months ended September 30, 2014 and 43.3% for the three months ended September 30, 2013. Our effective income tax rate was approximately 24.7% for the nine months ended September 30, 2014 and 40.2% for the nine months ended September 30, 2013. The effective income tax rates for the three months and nine months ended September 30, 2014 were primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the three months and nine months ended September 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and accrued interest related to unrecognized tax benefits. In regards to state income taxes, our effective income tax rates for the three months and nine months ended September 30, 2013 were impacted by enacted changes in state income tax laws which affected apportionment methods and income tax rates in certain states. As a result of these changes, we recorded a $3.7 million income tax benefit for the three months and nine months ended September 30, 2013.

17.    RELATED PARTY TRANSACTIONS
We sell flat-rolled products to two customers that have been affiliated with Apollo. On April 12, 2013 one of those customers, Metals USA Holdings Corp., was acquired by Reliance Steel & Aluminum Co., a public company not affiliated with Apollo. Sales to these companies were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Berry Plastics Corporation	1.5	2.2	5.1	6.5
Metals USA Holdings Corp.(1)	—	—	—	4.2

(1)	Sales to Metals USA Holding Corp. include the period in which Metals USA Holdings Corp was affiliated with Apollo through April 12, 2013.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Accounts receivable from these related parties were as follows (in millions):

	September 30, 2014	December 31, 2013
	$	$
Berry Plastics Corporation	0.2	0.3
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

	September 30, 2014			December 31, 2013
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	1.5	—	1.5	0.6	—	0.6
Accounts receivable, net	12.9	(12.9)	—	13.3	(13.3)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	14.9	—	14.9	15.6	—	15.6
Other current assets	6.7	—	6.7	2.0	—	2.0
Property, plant and equipment, net	41.3	—	41.3	42.6	—	42.6
Other assets	7.5	—	7.5	5.1	—	5.1
Accounts payable	(68.2)	55.5	(12.7)	(62.1)	55.5	(6.6)
Accrued liabilities	(3.6)	—	(3.6)	(3.8)	—	(3.8)
Environmental, land and reclamation liabilities	(1.4)	—	(1.4)	(1.4)	—	(1.4)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
St. Ann’s net investment and advances to NJBP	5.6	42.6	48.2	5.9	42.2	48.1
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of September 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.4	7.8	2.5	13.6	—	24.3
Accounts receivable, net:
Trade	—	—	123.8	3.0	—	126.8
Affiliates	19.4	12.0	9.5	5.9	(46.8)	—
Inventories, net	—	—	170.0	28.6	—	198.6
Other current assets	0.2	—	8.9	11.3	—	20.4
Total current assets	20.0	19.8	314.7	62.4	(46.8)	370.1
Investments in affiliates	332.9	1,558.4	—	—	(1,891.3)	—
Advances due from affiliates	—	129.7	715.1	63.5	(908.3)	—
Property, plant and equipment, net	—	—	612.2	64.4	—	676.6
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	50.8	—	—	50.8
Other assets	—	6.3	49.5	31.4	—	87.2
Total assets	352.9	1,714.2	1,879.9	221.7	(2,846.4)	1,322.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	120.6	11.6	—	132.2
Affiliates	—	19.4	5.9	21.5	(46.8)	—
Accrued liabilities	10.1	7.1	39.8	23.0	(0.2)	79.8
Deferred tax liabilities	1.9	19.0	(3.5)	—	—	17.4
Current portion of long-term debt	—	4.9	0.3	3.3	—	8.5
Total current liabilities	12.0	50.4	163.1	59.4	(47.0)	237.9
Long-term debt, net	—	640.1	0.4	14.2	—	654.7
Pension and other post-retirement liabilities	—	—	104.5	6.0	—	110.5
Other long-term liabilities	—	—	36.8	10.3	—	47.1
Advances due to affiliates	192.9	715.3	—	—	(908.2)	—
Long-term deferred tax liabilities	31.8	(24.5)	141.4	1.1	0.1	149.9
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	242.8	352.1	1,199.7	83.7	(1,635.5)	242.8
Accumulated earnings (deficit)	(69.2)	38.9	288.3	44.7	(371.9)	(69.2)
Accumulated other comprehensive income (loss)	(58.1)	(58.1)	(54.3)	(3.7)	116.1	(58.1)
Total shareholders’ equity	116.2	332.9	1,433.7	124.7	(1,891.3)	116.2
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	116.2	332.9	1,433.7	130.7	(1,891.3)	122.2
Total liabilities and equity	352.9	1,714.2	1,879.9	221.7	(2,846.4)	1,322.3

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of December 31, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.4	66.7	1.1	11.2	—	79.4
Accounts receivable, net:
Trade	—	—	81.6	5.1	—	86.7
Affiliates	19.1	11.9	5.3	7.4	(43.7)	—
Inventories, net	—	—	148.8	29.9	—	178.7
Other current assets	1.8	—	11.8	5.9	—	19.5
Total current assets	21.3	78.6	248.6	59.5	(43.7)	364.3
Investments in affiliates	341.9	1,565.5	—	—	(1,907.4)	—
Advances due from affiliates	—	122.2	730.3	63.5	(916.0)	—
Property, plant and equipment, net	—	—	612.0	65.2	—	677.2
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	55.2	—	—	55.2
Other assets	—	7.7	51.8	28.3	—	87.8
Total assets	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	0.2	79.3	9.7	—	89.2
Affiliates	—	19.1	7.4	17.2	(43.7)	—
Accrued liabilities	—	2.0	42.4	20.6	—	65.0
Deferred tax liabilities	0.1	—	2.0	—	—	2.1
Current portion of long-term debt	—	4.9	—	—	—	4.9
Total current liabilities	0.1	26.2	131.1	47.5	(43.7)	161.2
Long-term debt	—	643.2	—	11.0	—	654.2
Pension and other post-retirement liabilities	—	—	109.9	5.9	—	115.8
Other long-term liabilities	—	—	38.4	11.6	—	50.0
Advances due to affiliates	186.3	729.7	—	—	(916.0)	—
Long-term deferred tax liabilities	35.5	33.0	124.0	1.1	—	193.6
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	239.7	352.1	1,199.7	83.7	(1,635.5)	239.7
Accumulated earnings (deficit)	(38.7)	50.2	289.1	53.4	(392.7)	(38.7)
Accumulated other comprehensive income (loss)	(60.4)	(60.4)	(56.7)	(3.7)	120.8	(60.4)
Total shareholders’ equity	141.3	341.9	1,432.1	133.4	(1,907.4)	141.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	141.3	341.9	1,432.1	139.4	(1,907.4)	147.3
Total liabilities and equity	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended September 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	349.5	30.8	(18.9)	361.4
Operating costs and expenses:
Cost of sales	—	—	323.3	31.1	(18.9)	335.5
Selling, general and administrative expenses	1.3	0.1	14.6	3.6	—	19.6
Total operating costs and expenses	1.3	0.1	337.9	34.7	(18.9)	355.1
Operating income (loss)	(1.3)	(0.1)	11.6	(3.9)	—	6.3
Other (income) expense:
Interest expense, net	(0.1)	12.4	—	0.3	—	12.6
Loss on hedging activities, net	—	—	(2.6)	—	—	(2.6)
Total other (income) expense, net	(0.1)	12.4	(2.6)	0.3	—	10.0
Income (loss) before income taxes	(1.2)	(12.5)	14.2	(4.2)	—	(3.7)
Income tax (benefit) expense	(0.5)	(4.2)	4.9	—	—	0.2
Equity in net income (loss) of subsidiaries	(3.2)	5.1	—	—	(1.9)	—
Net income (loss)	(3.9)	(3.2)	9.3	(4.2)	(1.9)	(3.9)
Other comprehensive income (loss)	0.7	0.7	0.7	—	(1.4)	0.7
Total comprehensive income (loss)	(3.2)	(2.5)	10.0	(4.2)	(3.3)	(3.2)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended September 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	328.8	30.9	(19.8)	339.9
Operating costs and expenses:
Cost of sales	—	—	325.6	27.5	(19.8)	333.3
Selling, general and administrative expenses	1.6	0.1	18.0	4.0	—	23.7
Total operating costs and expenses	1.6	0.1	343.6	31.5	(19.8)	357.0
Operating loss	(1.6)	(0.1)	(14.8)	(0.6)	—	(17.1)
Other (income) expense:
Interest expense (income), net	(0.1)	12.6	0.1	—	—	12.6
Loss on hedging activities, net	—	—	2.4	—	—	2.4
Total other (income) expense, net	(0.1)	12.6	2.5	—	—	15.0
Loss before income taxes	(1.5)	(12.7)	(17.3)	(0.6)	—	(32.1)
Income tax (benefit) expense	(0.4)	(4.2)	(9.7)	0.4	—	(13.9)
Equity in net income (loss) of subsidiaries	(17.1)	(8.6)	—	—	25.7	—
Net income (loss)	(18.2)	(17.1)	(7.6)	(1.0)	25.7	(18.2)
Other comprehensive income (loss)	2.2	2.2	2.2	—	(4.4)	2.2
Total comprehensive income (loss)	(16.0)	(14.9)	(5.4)	(1.0)	21.3	(16.0)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Nine months ended September 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	982.4	90.9	(54.4)	1,018.9
Operating costs and expenses:
Cost of sales	—	—	930.0	87.3	(54.4)	962.9
Selling, general and administrative expenses	3.5	0.6	42.7	11.3	—	58.1
Total operating costs and expenses	3.5	0.6	972.7	98.6	(54.4)	1,021.0
Operating income (loss)	(3.5)	(0.6)	9.7	(7.7)	—	(2.1)
Other (income) expense:
Interest expense, net	(0.3)	37.1	0.1	0.8	—	37.7
Loss on hedging activities, net	—	—	(2.2)	—	—	(2.2)
Total other (income) expense, net	(0.3)	37.1	(2.1)	0.8	—	35.5
Income (loss) before income taxes	(3.2)	(37.7)	11.8	(8.5)	—	(37.6)
Income tax (benefit) expense	(0.7)	(12.7)	4.1	—	—	(9.3)
Equity in net income (loss) of subsidiaries	(25.8)	(0.8)	—	—	26.6	—
Net income (loss)	(28.3)	(25.8)	7.7	(8.5)	26.6	(28.3)
Other comprehensive income (loss)	2.3	2.3	2.4	—	(4.7)	2.3
Total comprehensive income (loss)	(26.0)	(23.5)	10.1	(8.5)	21.9	(26.0)
NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Nine months ended September 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	996.5	96.5	(62.7)	1,030.3
Operating costs and expenses:
Cost of sales	—	—	948.8	87.0	(62.7)	973.1
Selling, general and administrative expenses	4.4	1.0	54.2	10.2	—	69.8
Total operating costs and expenses	4.4	1.0	1,003.0	97.2	(62.7)	1,042.9
Operating loss	(4.4)	(1.0)	(6.5)	(0.7)	—	(12.6)
Other (income) expense:
Interest expense (income), net	(0.3)	35.0	0.2	—	—	34.9
Debt refinancing expense	—	2.5	—	—	—	2.5
Total other (income) expense, net	(0.3)	37.5	0.2	—	—	37.4
Loss before income taxes	(4.1)	(38.5)	(6.7)	(0.7)	—	(50.0)
Income tax benefit	(1.2)	(12.8)	(5.5)	(0.6)	—	(20.1)
Equity in net income (loss) of subsidiaries	(27.0)	(1.3)	—	—	28.3	—
Net income (loss)	(29.9)	(27.0)	(1.2)	(0.1)	28.3	(29.9)
Other comprehensive income (loss)	2.3	2.3	2.4	—	(4.7)	2.3
Total comprehensive income (loss)	(27.6)	(24.7)	1.2	(0.1)	23.6	(27.6)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	0.4	(45.5)	53.7	(4.4)	—	4.2
INVESTING ACTIVITIES
Capital expenditures	—	—	(52.5)	(7.4)	—	(59.9)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used in investing activities	—	—	(52.3)	(7.4)	—	(59.7)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(1.1)	—	—	—	—	(1.1)
Dividends paid to shareholders	(2.1)	—	—	—	—	(2.1)
Repayments of long-term debt	—	(3.6)	—	—	—	(3.6)
Borrowings on long-term debt, net	—	(7.0)	—	14.2	—	7.2
Repayments on revolving credit facility	—	(86.0)	—	—	—	(86.0)
Borrowings on revolving credit facility	—	86.0	—	—	—	86.0
Distribution (to parent) from subsidiary	2.8	(2.8)	—	—	—	—
Cash provided by (used in) financing activities	(0.4)	(13.4)	—	14.2	—	0.4
Change in cash and cash equivalents	—	(58.9)	1.4	2.4	—	(55.1)
Cash and cash equivalents, beginning of period	0.4	66.7	1.1	11.2	—	79.4
Cash and cash equivalents, end of period	0.4	7.8	2.5	13.6	—	24.3

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2013
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.7)	(13.9)	48.8	6.6	—	40.8
INVESTING ACTIVITIES
Capital expenditures	—	—	(47.0)	(8.7)	—	(55.7)
Proceeds from sale of property, plant and equipment	—	—	0.9	—	—	0.9
Cash used in investing activities	—	—	(46.1)	(8.7)	—	(54.8)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.1)	—	—	—	—	(0.1)
Dividends paid to shareholders	(8.2)	—	—	—	—	(8.2)
Repayments of long-term debt	—	(278.8)	—	—	—	(278.8)
Borrowings on long-term debt	—	331.8	—	—	—	331.8
Repayments on revolving credit facility	—	(11.0)	—	—	—	(11.0)
Borrowings on revolving credit facility	—	11.0	—	—	—	11.0
Payments of financing costs	—	(2.9)	—	—	—	(2.9)
Distribution (to parent) from subsidiary	8.9	(8.9)	—	—	—	—
Cash provided by financing activities	0.6	41.2	—	—	—	41.8
Change in cash and cash equivalents	(0.1)	27.3	2.7	(2.1)	—	27.8
Cash and cash equivalents, beginning of period	0.5	27.9	3.3	4.4	—	36.1
Cash and cash equivalents, end of period	0.4	55.2	6.0	2.3	—	63.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Key third quarter 2014 metrics were as follows:

•	The average realized Midwest Transaction Price shipped increased to $1.08 in third quarter 2014 from $0.92 in third quarter 2013.

•	Integrated primary aluminum net cash cost (“Net Cash Cost”) was $0.90 per pound compared to $0.89 per pound third quarter 2013.

•	Total segment profit was $36.6 million, compared to $11.0 million in the third quarter 2013.
We experienced continued strong demand and better aluminum prices during the third quarter 2014; however, a higher concentration of failures in our aluminum smelter’s reduction cells, or pots, caused the smelter to operate at approximately 5% below normal production levels. This had a nearly $5 million negative impact on third quarter 2014 segment profit. This impact was primarily from lost production volume and inefficiencies in electricity usage, raw material usage, and labor costs.
While these lower production levels prevented us from capturing the full potential of strong demand and aluminum price improvements, we understand their root cause and are taking the actions to return the smelter to normal production levels. We expect the impact of lost production cells to continue into the fourth quarter of 2014 due to the uncertainty in the number of pot failures, timing and concentration of those failures for pots that were replaced following the January 2009 ice storm. We expect this issue to be largely behind us in the first part of 2015.
Status of Noranda’s Rate Design Petition to Missouri Public Service Commission (“MoPSC”)
On February 13, 2014, we filed a petition with the MoPSC to change the rate design for Ameren customers in Missouri in order to provide the New Madrid smelter with a lower, sustainable power rate. On July 3, 2014, Ameren filed a request with the PSC to approve a 9.6% increase in its Missouri rates (the “July 2014 General Rate Case”). On August 20, 2014, the PSC denied the relief sought under our rate design petition. In its ruling, the PSC encouraged the parties to continue to pursue negotiations on a compromise position that can be presented for consideration as part of the July 2014 General Rate Case, which is expected to be decided by May 2015. While we intend to vigorously pursue the matter, there can be no assurance that our efforts to secure a lower power rate for New Madrid will be successful.
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

Critical Accounting Policies and Estimates
Our accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these financial statements requires management to make significant judgments and estimates. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Accounting Policies” in our consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K, as filed March 3, 2014, for a discussion of our critical accounting policies and estimates.
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
The carrying value of our Primary Aluminum segment’s goodwill was $137.6 million at September 30, 2014. As of October 1, 2013, the date of our last annual goodwill impairment test, the fair value of the Primary Aluminum segment exceeded its carrying value by approximately 22%. Our 2013 fair value analysis included assumptions about key factors affecting the Primary Aluminum segment’s future profitability and cash flows, including the long-term price for primary aluminum. We continue to monitor our Primary Aluminum segment’s expected future cash flows for risk of impairment. Factors that could cause a decline in expected future cash flows include a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs, significant increases in the cost of production inputs such as electricity, potential negative effects of proposed legislation related to sulfur dioxide (“SO2”) emissions, or a significant increase in cash flow discount rates. Additionally, a sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk. We may perform interim goodwill impairment testing based on our evaluation of the above factors. No such factors existed during the nine months ended September 30, 2014, therefore, no interim impairment testing has been performed as of September 30, 2014.
Inventory Valuation
An actual valuation of inventory under the last-in, first-out (“LIFO”) method is made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory costs. Because these calculations are subject to many factors beyond management’s control, interim results are subject to the final year-

end LIFO inventory valuation which could significantly differ from interim estimates. To estimate the effect of LIFO on interim periods, we calculate a LIFO reserve each quarter, giving consideration to expected year-end inventory pricing.
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the nine months ended September 30, 2014, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Carbon-based products	10% increase in price	(2.0)
Alumina	$0.10 increase in LME per pound	(1.9)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME per pound	(4.8)
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements.

Results of operations
To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion. You should read the following discussion of the results of operations and financial condition with the unaudited condensed consolidated financial statements and related notes included herein.

Results of Operations
The following table sets forth certain unaudited consolidated financial information for the periods ended September 30, 2014 and 2013 (in millions, except per share data and where noted):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Statements of operations data:
Sales	$361.4	$339.9	$1,018.9	$1,030.3
Operating costs and expenses:
Cost of sales	335.5	333.3	962.9	973.1
Selling, general and administrative expenses	19.6	23.7	58.1	69.8
Total operating costs and expenses	355.1	357.0	1,021.0	1,042.9
Operating income (loss)	6.3	(17.1)	(2.1)	(12.6)
Other (income) expense:
Interest expense, net	12.6	12.6	37.7	34.9
(Gain) loss on hedging activities, net	(2.6)	2.4	(2.2)	—
Debt refinancing expense	—	—	—	2.5
Total other expense, net	10.0	15.0	35.5	37.4
Loss before income taxes	(3.7)	(32.1)	(37.6)	(50.0)
Income tax expense (benefit)	0.2	(13.9)	(9.3)	(20.1)
Net loss	$(3.9)	$(18.2)	$(28.3)	$(29.9)
Net loss per common share:
Basic	$(0.06)	$(0.27)	$(0.41)	$(0.44)
Diluted	$(0.06)	$(0.27)	$(0.41)	$(0.44)
Weighted-average common shares outstanding:
Basic	68.85	68.01	68.61	67.90
Diluted	68.85	68.01	68.61	67.90
Cash dividends declared per common share	$0.01	$0.04	$0.03	$0.12
External sales by segment:
Bauxite	$11.9	$11.1	$36.5	$33.8
Alumina	57.3	49.5	150.4	142.9
Primary Aluminum	135.0	133.4	391.4	408.6
Flat-Rolled Products	157.2	145.9	440.6	445.0
Total	$361.4	$339.9	$1,018.9	$1,030.3
Segment profit (loss):
Bauxite	$(1.5)	$2.3	$(0.3)	$7.2
Alumina	6.5	3.9	(8.6)	10.8
Primary Aluminum	20.4	(1.1)	63.9	37.0
Flat-Rolled Products	17.6	13.6	43.6	41.6
Corporate	(6.0)	(7.5)	(20.0)	(24.3)
Eliminations	(0.4)	(0.2)	(0.9)	—
Total	$36.6	$11.0	$77.7	$72.3
Financial and other data:
Average realized Midwest transaction price (per pound)	$1.08	$0.92	$1.00	$0.97
Net Cash Cost (per pound shipped)	$0.90	$0.89	$0.88	$0.84
Shipments:
External shipments:
Bauxite (kMts)	543.7	466.0	1,664.7	1,429.1
Alumina (kMts)	178.7	159.8	482.5	448.0
Primary Aluminum (pounds, in millions)	113.2	127.4	346.3	373.3
Flat-Rolled Products (pounds, in millions)	103.0	99.9	297.3	295.9
Intersegment shipments:
Bauxite (kMts)	658.1	661.4	1,938.8	2,056.8
Alumina (kMts)	129.9	138.1	378.7	423.1
Primary Aluminum (pounds, in millions)	27.6	21.6	79.6	65.4

Discussion of consolidated operating results for the three months ended September 30, 2014 compared to the three months ended September 30, 2013
Sales
Sales for the three months ended September 30, 2014 were $361.4 million compared to $339.9 million in the three months ended September 30, 2013, an increase of 6.3%. Higher realized LME aluminum prices ($0.09 cents per pound increase) and Midwest premiums ($0.10 cents per pound increase) increased revenues by $25.2 million. Higher shipment volumes in the Bauxite, Alumina and Flat-Rolled Products segments had a $12.2 million favorable impact on revenues; however that impact was more than offset by lower volumes in the Primary Aluminum segment as a higher concentration of failures for the Company’s reduction cells, or pots, caused the smelter to operate at approximately 5% below normal production levels.
Sales to external customers from our Primary Aluminum segment increased to $135.0 million in the three months ended September 30, 2014 from $133.4 million in the three months ended September 30, 2013, driven primarily by higher realized Midwest Transaction Prices (“MWTP”), offset by lower volumes.

•	Our average realized MWTP for the three months ended September 30, 2014 was $1.08 per pound, compared to $0.92 per pound in the three months ended September 30, 2013.

•
Lower external shipments driven by the lower production volume decreased external sales by $14.9 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Sales to external customers from our Alumina segment in the three months ended September 30, 2014 were $57.3 million compared to $49.5 million in the three months ended September 30, 2013. Higher volumes and sales prices increased external sales by $5.9 million and $1.9 million, respectively.
Sales to external customers from our Bauxite segment in the three months ended September 30, 2014 were $11.9 million compared to $11.1 million in the three months ended September 30, 2013. External shipment volumes were higher by 16.7%, resulting in a $1.9 million external sales increase, partially offset by lower external sales prices which decreased sales by $1.1 million.
Sales to our external customers in our Flat-Rolled Products segment were $157.2 million during the three months ended September 30, 2014 compared to $145.9 million in the three months ended September 30, 2013. Higher volumes and sales prices increased external sales by $4.5 million and $6.8 million, respectively.
Cost of sales
Cost of sales for the three months ended September 30, 2014 was $335.5 million compared to $333.3 million in the three months ended September 30, 2013.
Total cost of sales in the Primary Aluminum segment decreased to $153.2 million for third quarter 2014 from $159.1 million for third quarter 2013. The decrease primarily related to the lower production volume, favorable fuel adjustment charges and incremental CORE productivity savings, offset by increased power usage driven by the higher concentration of failure for the Company’s reduction cells, or pots.
Total cost of sales in the Alumina segment was $89.5 million for third quarter 2014 compared to $85.6 million for third quarter 2013. The increase in cost of sales was primarily due to higher volume and natural gas prices and higher maintenance costs, as projects delayed due to first half 2014 weather-related disruption were performed in the third quarter 2014. The increase in cost of sales was partially offset by favorable inventory valuation adjustments.
Total cost of sales in the Bauxite segment was $31.1 million for third quarter 2014 compared to $27.6 million for third quarter 2013. The increase in cost of sales was primarily a result of higher shipment volume.
Flat-Rolled Products segment cost of sales increased to $146.7 million for third quarter 2014 from $135.9 million for third quarter 2013. The increase related principally to higher volume, partially offset by favorable pricing due to timing of metal purchases and lower workers compensation expense.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended September 30, 2014 were $19.6 million, compared to $23.7 million in the three months ended September 30, 2013. In third quarter 2014, selling, general and administrative expenses decreased primarily due to $1.7 million reduction in other professional fees and lower benefits and severance costs as a result of 2013 workforce reductions. Additionally, the third quarter 2013 included a non-recurring $1.5 million impairment charge in our Flat Rolled Products segment.

Operating income (loss)
Operating income for the three months ended September 30, 2014 was $6.3 million compared to operating loss of $17.1 million in the three months ended September 30, 2013. The increase in operating income primarily resulted from the impact of lower selling, general and administrative expenses and higher MWTP prices realized in the Primary Aluminum segment.
Interest expense, net
Interest expense during third quarter 2014 remained flat at $12.6 million compared to the third quarter 2013. Our average outstanding indebtedness increased to $677.6 million in third quarter 2014 from $655.2 million in third quarter 2013.
Loss on hedging activities, net
Gain on hedging activities was $2.6 million in the three months ended September 30, 2014 compared to a loss on hedging activities of $2.4 million in the three months ended September 30, 2013. The favorable change in hedging activities primarily resulted from improved forward rates on LME aluminum and Midwest premium prices.
Loss before income taxes
Loss before income taxes was $3.7 million in the three months ended September 30, 2014, compared to loss before income taxes of $32.1 million in the three months ended September 30, 2013. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three months ended September 30,
	2014	2013
	$	$
	Increase (decrease) to net income
Special items:
Non-cash gain (loss) on hedging activities	(0.1)	0.5
Total special items (pre-tax)	(0.1)	0.5
Income tax expense (benefit)
Income tax expense was $0.2 million in the three months ended September 30, 2014, compared to income tax benefit of $13.9 million in the three months ended September 30, 2013.
Our effective income tax rate was approximately (5.4)% for the three months ended September 30, 2014 and 43.3% for the three months ended September 30, 2013. The effective income tax rate for the three months ended September 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the three months ended September 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits.
The decrease in the effective income tax rate for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily due to recognizing $0.2 million of income tax expense resulting from domestic income for the three months ended September 30, 2014, not recognizing a tax benefit from increased foreign losses because they are offset by a valuation allowance for the three months ended September 30, 2014, and recognizing a $3.7 million income tax benefit from enacted changes in state income tax laws for the three months ended September 30, 2013.
Net loss
Net loss was $3.9 million in the three months ended September 30, 2014, compared to net loss of $18.2 million in the three months ended September 30, 2013. The reduction in net loss resulted from a $23.4 million increase in operating income, a $5.0 million favorable change in hedging activities, offset by a $14.1 million decrease in income tax benefit.
Discussion of quarterly segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the three months ended September 30, 2014 were $30.8 million, compared to $30.9 million for the three months ended September 30, 2013. Lower realized pricing decreased sales by $2.1 million while higher shipment volume increased sales by $2.0 million.

Segment loss in the three months ended September 30, 2014 was $1.5 million compared to segment profit of $2.3 million in the three months ended September 30, 2013. The $3.8 million unfavorable swing in segment performance primarily results from lower selling prices and $1.0 million in higher demurrage fees.
Alumina
Alumina segment sales, including intersegment sales, for the three months ended September 30, 2014 were $92.7 million compared to $85.2 million for the three months ended September 30, 2013. This increase resulted from higher selling prices and shipment volumes resulting in an increase of $4.4 million and $3.1 million, respectively.
Segment profit in the three months ended September 30, 2014 was $6.5 million compared to $3.9 million in the three months ended September 30, 2013. Year-over-year, the $2.6 million increase in Alumina segment profit predominantly reflects a benefit from higher LME-linked alumina selling prices ($5.8 million), offset by higher natural gas prices ($2.0 million) and the timing of maintenance projects.
Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, increased to $166.2 million in the three months ended September 30, 2014 from $153.0 million in the three months ended September 30, 2013.

•
The average realized MWTP increased 17.4% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Shipments decreased 11.1% driven by the lower production volume in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Segment profit in the three months ended September 30, 2014 was $20.4 million compared to segment loss of $1.1 million in the three months ended September 30, 2013. Year-over-year, Primary Aluminum segment profit increased by $21.5 million. This improvement was driven largely by the higher realized aluminum prices ($22.3 million, net) offset slightly by the effects of lower third quarter 2014 production levels.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $157.2 million in the three months ended September 30, 2014 compared to $145.9 million in the three months ended September 30, 2013. The sales increase was the result of higher volume of $4.5 million and higher pricing of $6.8 million.
Segment profit in three months ended September 30, 2014 was $17.6 million compared to $13.6 million in the three months ended September 30, 2013. Compared to third quarter 2013, segment profit increased $4.0 million primarily due to a benefit from metal price timing differences, additional volume and lower workers compensation expense.
Corporate
Corporate expenses were approximately $1.5 million lower in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Lower corporate costs primarily reflect labor savings and lower professional fees.
Discussion of consolidated operating results for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Sales
Sales for the nine months ended September 30, 2014 were $1,018.9 million compared to $1,030.3 million in the nine months ended September 30, 2013, a decrease of 1.1%. Of the $11.4 million decrease, a 7% decrease in external primary aluminum shipments had a $29.6 million unfavorable impact, driven by the weather-related disruptions in first quarter 2014, and lower production levels in third quarter 2014. The decrease was partially offset by the effects of higher external shipment volumes in the Bauxite, Alumina and Flat-Rolled Products segments.
Sales to external customers from our Primary Aluminum segment decreased to $391.4 million in the nine months ended September 30, 2014 from $408.6 million in the nine months ended September 30, 2013, driven primarily by lower volume.

•	Our average realized MWTP for the nine months ended September 30, 2014 was $1.00 per pound, compared to $0.97 per pound in the nine months ended September 30, 2013 increasing sales $12.4 million.

•
Lower external shipments from the Primary Aluminum segment decreased external sales by $29.6 million in the nine months ended September 30, 2014 driven by the weather-related disruptions in first quarter, and lower production levels in third quarter compared to the nine months ended September 30, 2013.

Sales to external customers from our Alumina segment in the nine months ended September 30, 2014 were $150.4 million compared to $142.9 million in the nine months ended September 30, 2013. Higher volumes increased external sales by $11.0 million, offset by lower sales prices primarily due to lower LME-linked realized pricing resulted in a $3.5 million decrease.
Sales to external customers from our Bauxite segment in the nine months ended September 30, 2014 were $36.5 million compared to $33.8 million in the nine months ended September 30, 2013. External shipment volumes were higher by 16.5% resulting in a $5.6 million external sales increase, offset by lower external sales prices resulting in a $2.9 million sales decrease.
Sales to our external customers in our Flat-Rolled Products segment were $440.6 million during the nine months ended September 30, 2014 compared to $445.0 million in the nine months ended September 30, 2013. The negative impact of lower fabrication premium prices decreased external sales by $6.5 million, offset by higher volume that increased sales $2.1 million.
Cost of sales
Cost of sales for the nine months ended September 30, 2014 was $962.9 million compared to $973.1 million in the nine months ended September 30, 2013.
Total cost of sales in the Primary Aluminum segment decreased to $430.2 million for the nine months ended September 30, 2014 from $453.4 million for the nine months ended September 30, 2013. The decrease primarily relates to the reduced third quarter production volume, lower input cost pricing for alumina, favorable fuel adjustment charges and incremental CORE productivity savings, offset by the $1.9 million in higher production costs due to first quarter extreme winter weather conditions.
Total cost of sales in the Alumina segment was $267.4 million for the nine months ended September 30, 2014 compared to $259.1 million for the nine months ended September 30, 2013. The increase in cost of sales was primarily due to increased volume and extreme weather conditions resulting in higher natural gas prices and production costs during the first quarter 2014, offset by favorable impact from lower bauxite and caustic soda prices and by incremental CORE productivity savings.
Total cost of sales in the Bauxite segment was $87.3 million for the nine months ended September 30, 2014 compared to $87.0 million for the nine months ended September 30, 2013. The increase in cost of sales was primarily a result of higher shipment volume, offset by favorable production costs such as lower fuel prices, shorter hauling distances and by incremental CORE productivity savings.
Flat-Rolled Products segment cost of sales decreased to $409.4 million for the nine months ended September 30, 2014 from $414.0 million for the nine months ended September 30, 2013. The decrease related principally to lower MWTP related raw material input costs.
Selling, general and administrative expenses
Selling, general and administrative expenses in the nine months ended September 30, 2014 were $58.1 million, compared to $69.8 million in the nine months ended September 30, 2013. In the nine months ended September 30, 2014, selling, general and administrative expenses decreased primarily due to lower compensation expenses and benefits as a result of 2013 workforce reductions and decreased relocation, severance and professional fees. Expenses in 2014 also decreased $1.0 million due to receipt of payment in the second quarter related to grant of easement rights for pass through of natural gas lines at our Alumina facility. Additionally, the third quarter 2013 included a non-recurring $1.5 million impairment charge in our Flat Rolled Products segment.
Operating income (loss)
Operating loss for the nine months ended September 30, 2014 was $2.1 million compared to $12.6 million in the nine months ended September 30, 2013. The decrease in operating loss primarily related to lower selling, general and administrative expenses and increases in realized MWTP prices in our Primary segment.
Interest expense, net
Interest expense during the nine months ended September 30, 2014 increased to $37.7 million compared to $34.9 million in the nine months ended September 30, 2013. Our average outstanding indebtedness increased to $670.8 million in the nine months ended September 30, 2014 from $627.3 million in the nine months ended September 30, 2013.
Gain on hedging activities, net
We had gains on hedging activities of $2.2 million in the nine months ended September 30, 2014 and recognized no gains or losses on hedging activities in the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we reclassified $6.4 million of aluminum and natural gas hedge net gains from AOCI into earnings. There were no remaining derivative gains or losses on hedging activities in AOCI to reclassify into earnings during the nine months ended September 30, 2014.

Debt refinancing expense
In the nine months ended September 30, 2013, we recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing representing the write-off of deferred financing costs and third-party fees related to the AcquisitionCo Notes due 2015.
Loss before income taxes
Loss before income taxes was $37.6 million in the nine months ended September 30, 2014, compared to loss before income taxes of $50.0 million in the nine months ended September 30, 2013. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Nine months ended September 30,
	2014	2013
	$	$
	Increase (decrease) to net income
Special items:
Debt refinancing expense	—	(2.5)
Non-cash gain (loss) on hedging activities	(0.8)	6.6
Total special items (pre-tax)	(0.8)	4.1
Income tax benefit
Income tax benefit was $9.3 million in the nine months ended September 30, 2014, compared to $20.1 million in the nine months ended September 30, 2013.
Our effective income tax rate was approximately 24.7% for the nine months ended September 30, 2014 and 40.2% for the nine months ended September 30, 2013. The effective income tax rate for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the nine months ended September 30, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits.
The decrease in the effective income tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily due to not recognizing a tax benefit from increased foreign losses because they are offset by a valuation allowance for the nine months ended September 30, 2014, and recognizing a $3.7 million income tax benefit from enacted changes in state income tax laws for the nine months ended September 30, 2013.
Net loss
Net loss was $28.3 million in the nine months ended September 30, 2014, compared to net loss of $29.9 million in the nine months ended September 30, 2013. The decrease in net loss resulted from a $10.5 million decrease in operating loss, a $2.2 million increase in gain on hedging activities, and a $2.5 million decrease in debt refinancing expense, offset by a $2.8 million increase in interest expense, and a $10.8 million decrease in income tax benefit.
Discussion of year-to-date segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the nine months ended September 30, 2014 were $90.9 million, compared to $96.5 million for the nine months ended September 30, 2013. Lower realized pricing decreased sales by $8.9 million, offset by higher shipment volume increasing sales by $3.3 million.
Segment loss in the nine months ended September 30, 2014 was $0.3 million compared to segment profit of $7.2 million in the nine months ended September 30, 2013. The decrease in segment performance was driven by lower internal and external selling prices, which offset favorably lower fuel prices and shorter haul distances.
Alumina
Alumina segment sales, including intersegment sales, for the nine months ended September 30, 2014 were $247.7 million compared to $258.4 million for the nine months ended September 30, 2013. This decrease was primarily related to lower LME-linked prices resulting in a $7.8 million sales decrease and lower shipment volumes resulting in a $2.9 million sales decrease.
Segment loss in the nine months ended September 30, 2014 was $8.6 million compared to segment profit of $10.8 million in the nine months ended September 30, 2013. Lower Alumina segment profit reflects the combination of the $9.3 million impact of extreme winter weather conditions in the first quarter 2014, $10.3 million higher natural gas prices, and an unfavorable impact from lower LME-linked prices.These negatives factors were partially offset by the favorable impact from lower bauxite and caustic soda prices, third quarter 2014 inventory valuation adjustments and by incremental CORE productivity savings.
Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, increased to $471.6 million in the nine months ended September 30, 2014 from $470.8 million in the nine months ended September 30, 2013.

•	The average realized MWTP increased 3.1% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 which increased sales by $14.5 million.

•
Lower shipments driven by the weather-related disruptions in first quarter and lower production levels in third quarter decreased sales by $13.7 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Segment profit in the nine months ended September 30, 2014 was $63.9 million compared to $37.0 million in the nine months ended September 30, 2013. This improvement was driven by higher realized Midwest Transaction Prices ($16.7 million, net), favorable fuel adjustment charges and CORE productivity savings, offset by the effects of first quarter weather disruptions and lower third quarter 2014 production levels.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $440.6 million in the nine months ended September 30, 2014 compared to $445.0 million in the nine months ended September 30, 2013. The sales decrease was the result of lower pricing of $6.5 million driven by the negative impact of lower fabrication premium prices, offset by increased volume representing a $2.1 million increase.
Segment profit in nine months ended September 30, 2014 was $43.6 million compared to $41.6 million in the nine months ended September 30, 2013. Compared to the nine months ended September 30, 2013, segment profit increased primarily due to CORE productivity savings and favorable metal timing, offset by higher natural gas prices.
Corporate
Corporate expenses were $4.3 million lower in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to the impact of CORE productivity savings and lower professional fees.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities, available borrowings under our asset-based revolving credit facility and project specific financing arrangements.
At September 30, 2014, we had $24.3 million of cash and cash equivalents. As of September 30, 2014 and December 31, 2013, cash and cash equivalents includes $10.8 million and $7.0 million, respectively, of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica.
As of September 30, 2014, available borrowing capacity under the Company’s asset-based revolving credit facility was $159.2 million, which is net of $35.1 million in outstanding letters of credit. The Company’s total available liquidity from September 30, 2014 was $183.5 million, a $4.2 million increase in total liquidity from June 30, 2014, and a $12.9 million reduction from total liquidity at December 31, 2013. There were no outstanding borrowings under the Company’s asset-based revolving credit facility as of September 30, 2014.
During the first quarter of 2014, we borrowed $6.5 million from a third party under a facility (the “project specific financing” arrangement) which provides available borrowings up to a total of $20.0 million. We are using the borrowings for the port expansion and railing improvements designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. Available borrowings remaining under this arrangement were $2.5 million as of September 30, 2014.
During the nine months ended September 30, 2014, we made cash dividend payments to shareholders totaling $2.1 million.
The $28.8 million of third quarter 2014 capital expenditures includes $9.0 million invested in the new state-of-the-art rod mill at the New Madrid facility, bringing the project-to-date investment to $21.6 million. In order to prudently focus on its balance sheet while making necessary investments in the business, the Company has suspended the rod mill’s construction to slow the pace of the remaining project work. When construction resumes additional investment will be necessary at an estimated $9 to $12 million driven largely in project scope changes to enhance rod mill capabilities and meet additional customer specifications. The Company expects to spend approximately $15.6 million during the fourth quarter 2014, of which $13.0 million for rod mill equipment that has already been manufactured. The Company expects production to begin at the new rod mill in late 2015.

The Company initiated a workforce reduction that is expected to eliminate 125 to 200 jobs at the New Madrid smelter over the next six months. In September 2014, 23 employees were involuntarily terminated and early retirement incentive packages were offered to an additional 27 retirement eligible employees. The retirement eligible employees must provide notifications of their election to the Company by November 7, 2014, with terminations effective during December 2014.
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
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Nine months ended September 30,
	2014	2013
	$	$
Cash provided by operating activities	4.2	40.8
Cash used in investing activities	(59.7)	(54.8)
Cash provided by financing activities	0.4	41.8
Change in cash and cash equivalents	(55.1)	27.8
Operating activities
Operating activities provided $4.2 million of cash in the nine months ended September 30, 2014 compared to $40.8 million provided in the nine months ended September 30, 2013. In the nine months ended September 30, 2014, we produced $77.7 million of segment profit. As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each period (in millions):

	Nine months ended September 30,
	2014	2013
	$	$
Segment profit	$77.7	$72.3
Prepaid expenses and other	(17.5)	4.7
Interest paid	(32.5)	(24.6)
Taxes paid	(6.9)	(6.1)
Operating working capital (deficit)	(16.6)	(5.5)
Cash provided by operating activities	$4.2	$40.8
Investing activities
Capital expenditures were $59.9 million in the nine months ended September 30, 2014 and $55.7 million in the nine months ended September 30, 2013.
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $1.7 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively, and are not reflected as capital expenditures in the unaudited consolidated statements of cash flows.
We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations.
Financing activities
During the nine months ended September 30, 2014, our financing cash flows reflected the $6.5 million borrowing from our project specific financing arrangement, our quarterly Term B Loan repayment of $3.6 million and dividend payments to shareholders totaling $2.1 million.
On November 3, 2014, the Board declared a regular quarterly dividend of $0.01 per share to be paid on December 8, 2014 to be paid on November 13, 2014. Cash payments related to this dividend will total approximately $0.7 million.
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

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
	$	$	$	$	$	$
Adjusted EBITDA	36.6	11.0	77.7	72.3	98.5	93.1
Last in, first out and lower of cost or market inventory adjustments (a)	(2.2)	1.1	(3.2)	(1.1)	0.5	2.6
Gain (loss) on disposal of assets	(0.1)	(0.1)	(0.2)	0.5	(0.2)	0.5
Asset impairment	—	(1.5)	—	(2.7)	(3.2)	(5.9)
Non-cash pension, accretion and stock compensation	(2.4)	(5.1)	(7.1)	(14.7)	(12.9)	(20.5)
Restructuring, relocation and severance	(0.7)	(0.8)	(0.3)	(1.9)	(6.3)	(7.9)
Consulting fees	—	—	(0.3)	(0.4)	(0.4)	(0.5)
Debt refinancing expense	—	—	—	(2.5)	—	(2.5)
Non-cash derivative gains (losses)(b)	(0.1)	0.5	(0.8)	6.6	(0.6)	6.8
Other, net	(0.5)	(0.3)	—	(0.3)	0.3	—
Depreciation and amortization	(21.7)	(24.3)	(65.7)	(70.9)	(90.8)	(96.0)
Interest expense, net	(12.6)	(12.6)	(37.7)	(34.9)	(50.3)	(47.5)
Income tax benefit (expense)	(0.2)	13.9	9.3	20.1	19.4	30.2
Net loss	(3.9)	(18.2)	(28.3)	(29.9)	(46.0)	(47.6)

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
	$	$	$	$	$	$
Variable-price aluminum offset swaps and other	(2.7)	2.9	(3.0)	6.6	(0.5)	9.1
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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
	$	$	$	$	$	$
Adjusted EBITDA	36.6	11.0	77.7	72.3	98.5	93.1
Share-based compensation expense	0.9	1.2	2.5	3.4	3.9	4.8
Changes in other assets	(1.6)	(0.2)	(5.7)	(2.5)	(2.2)	1.0
Changes in pension, other post-retirement liabilities and other long-term liabilities	(3.4)	3.6	(4.4)	7.8	(5.0)	7.2
Changes in current operating assets and liabilities	14.4	29.7	(0.5)	12.1	21.0	33.6
Changes in current income taxes	(9.4)	(0.8)	(20.4)	(3.0)	(19.8)	(2.4)
Changes in accrued interest	(11.9)	(11.9)	(35.7)	(32.9)	(47.7)	(44.9)
Non-cash pension, accretion and stock compensation	(2.4)	(5.1)	(7.1)	(14.7)	(12.9)	(20.5)
Restructuring, relocation and severance	(0.7)	(0.8)	(0.3)	(1.9)	(6.3)	(7.9)
Consulting and sponsor fees	—	—	(0.3)	(0.4)	(0.4)	(0.5)
Other, net	(1.1)	(0.6)	(1.6)	0.6	(1.5)	0.7
Cash provided by operating activities	21.4	26.1	4.2	40.8	27.6	64.2

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on March 3, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NORANDA ALUMINUM HOLDING CORPORATION
November 3, 2014	/S/ LAYLE K. SMITH
Layle K. Smith Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit number	Description
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