Form 10-K
period 2014-12-31
Noranda Aluminum Holding CORP
filed 2015-02-27
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing of the Common Stock on the NYSE on June 30, 2014 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $158,491,817. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant. Indicate the number of shares outstanding of cash of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at January 31, 2015
Common Stock, $0.01 par value	68,914,513

Documents Incorporated by Reference:
Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders
are incorporated by reference into Part III hereof.

NORANDA ALUMINUM HOLDING CORPORATION

CAUTIONARY STATEMENT CONCERNING FORWARD‑LOOKING STATEMENTS
This report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements about future, not past, events and involve certain important risks and uncertainties, any of which could cause the Company’s actual results to differ materially from those expressed in forward-looking statements, including, without limitation: the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in earnings and cash flows; a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of the Company’s products; fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products; the effects of competition in Noranda’s business lines; Noranda’s ability to retain customers, a substantial number of which do not have long-term contractual arrangements with the Company; the ability to fulfill the business’s substantial capital investment needs; labor relations (i.e. disruptions, strikes or work stoppages) and labor costs; unexpected issues arising in connection with Noranda’s operations outside of the United States; the ability to retain key management personnel; environmental, safety, production and product regulations or concerns; eliminate change legislation or regulations; natural disaster and Noranda’s expectations with respect to its acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions.
Forward-looking statements contain words such as “believes,” “expects,” “will,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or similar expressions that relate to Noranda’s strategy, plans or intentions. All statements Noranda makes relating to its estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to the Company’s expectations regarding future industry trends are forward-looking statements. Noranda undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made and which reflect management’s current estimates, projections, expectations or beliefs. All forward-looking statements herein are based upon information available to us on the date of this report on Form 10-K.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Item 1A “Risk Factors.” All forward-looking information in this report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-K may not, in fact, occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Glossary of Selected Terms
"Noranda,” the “Company,” “we,” “our,” and “us“ refer collectively to (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the Apollo Acquisition and (2) Noranda HoldCo and its subsidiaries on a consolidated basis
“2012 Refinancing” means the February 29, 2012 transactions by which we refinanced our ABL and Term B Loan, as well as the related repayment of the $78 million existing Term B Loan.
“2013 Refinancing” means the March 8, 2013 transactions by which Noranda AcquisitionCo completed a private offering of the Senior Unsecured Notes due 2019 and entered into an incremental term loan facility, as well as redeeming the outstanding Senior Floating Rate Notes due 2015.
“AcquisitionCo Notes” means our senior floating rate notes due 2015 issued by Noranda AcquisitionCo. (“AcquisitionCo Notes due 2015”) and our senior unsecured notes due 2019 (“AcquisitionCo Notes due 2019”) The AcquisitionCo Notes due 2015 were redeemed and the AcquisitionCo Notes due 2019 were issued in connection with 2013 Refinancing.
“Apollo” means investment funds affiliated with, or co-investment vehicles managed indirectly by, Apollo Management L.P., including Apollo Investment Fund VI, L.P., along with its parallel investment funds.
“Apollo Acquisition” means the May 18, 2007 acquisition by Apollo of the Noranda aluminum business of Xstrata.
“CORE” means Cost-Out Reliability and Effectiveness, the Company’s productivity program.
“CRU International Limited. ” means CRU International Limited, an independent consulting group focused in part on the mining and metal sectors.
“DMT” means dry metric tonnes.
“Downstream Business” means our Flat-Rolled Products segment and includes our rolling mills which are located in the Southeastern United States, in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas.
“FAC” means Fuel Adjustment Charges.
“FIFO” means the first-in, first-out method of valuing inventory.
“GOJ” means the Government of Jamaica.
“Gramercy” means our alumina refinery in Gramercy, Louisiana.
“IPO” means Initial Public Offering.
“Joint Venture Transaction” means the transaction, consummated on August 31, 2009, whereby Noranda became sole owner of Gramercy and St. Ann.
“kMts” means kilometric tonnes.
“LIFO” means the last-in, first-out method of valuing inventory.
“LME” means the London Metals Exchange.
“Midwest Transaction Price” or “MWTP” is equal to the LME aluminum price plus a Midwest premium.
“NBL” means Noranda Bauxite Limited, a Jamaican private limited company and wholly owned subsidiary of Noranda HoldCo.
“New Madrid” means our aluminum smelter near New Madrid, Missouri.
“NJBP” means Noranda Jamaica Bauxite Partners, a Jamaican partnership owned 51% by the GOJ and 49% by NBL.
“Net Cash Cost” means our integrated Net Cash Cost to produce a pound of primary aluminum, including the benefits of the Midwest premium, as well as the profit margin realized from value-added, alumina and bauxite sales to external customers.
“Noranda 2007 Long-Term Incentive Plan” means the Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan.
“Noranda 2010 Incentive Award Plan” means the Noranda Aluminum Holding Corporation 2010 Incentive Award Plan.
“Noranda 2014 Incentive Award Plan” means the Noranda Aluminum Holding Corporation 2014 Incentive Award Plan.
“Noranda AcquisitionCo” means Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries.
“Noranda HoldCo” means Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries.

“ABL” means asset-based loan and refers to certain five-year $250 million asset-based revolving credit facility pursuant to the Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on February 29, 2012.
“Senior Secured Credit Facilities” means, collectively, the Term B Loan (defined below) and the ABL.
”St. Ann” means our bauxite mining operation in Jamaica.
“Term B Loan” means that certain seven-year Term B Loan with an original principal amount of $325 million pursuant to the Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on February 29, 2012.
“Upstream Business” means, collectively, our three reportable segments: Primary Aluminum, Alumina and Bauxite. These segments consist of the New Madrid, Missouri aluminum smelter, the Gramercy, Louisiana alumina refinery and the St. Ann, Jamaica bauxite mining operation.
“U.S. GAAP” means generally accepted accounting principles in the United States.
“Xstrata” means Xstrata (Schweiz) AG.

PART I

ITEM 1.    BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) “Noranda HoldCo” refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) “Noranda AcquisitionCo” refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries and (c) "Noranda,” the “Company,” “we,” “our,” and “us“ refer collectively to (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the Apollo Acquisition and (2) Noranda HoldCo and its subsidiaries on a consolidated basis after the completion of the Apollo Acquisition.
Overview
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our Upstream Business and Downstream Business. Our Upstream Business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary Aluminum, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operation (“St. Ann”) and alumina refinery (“Gramercy”). In 2014, New Madrid produced approximately 557 million pounds (253,000 metric tonnes) of primary aluminum, representing approximately 14.6% of total 2014 U.S. primary aluminum production, based on statistics from CRU International Limited. Our Downstream Business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
We believe our combination of captive alumina and bauxite, a secure electric power contract and strategically located assets give us meaningful operational flexibility in our Upstream Business. St. Ann provides a secure source of bauxite to Gramercy. Gramercy provides a strategic supply of alumina to New Madrid at costs below recent spot market prices for alumina. Because our captive alumina and bauxite production capacity exceeds our internal requirements, we also sell these raw materials to third parties. The margin from these sales effectively lowers the cost of our alumina consumed internally and therefore lowers our integrated Net Cash Cost to produce primary aluminum (“Net Cash Cost”).
In addition, we have a long-term contract with Ameren Missouri, Missouri’s largest electric utility (“Ameren”) for our electricity supply at New Madrid. This contract provides a secure supply at a rate established by the Missouri Public Service Commission (“MoPSC”). Pursuant to this contract, the rate for power is subject to change as determined by the MoPSC.
In addition to providing security of supply, we believe our fully integrated upstream cost structure benefits us in an environment of rising aluminum prices. The cost of our supply of alumina, which we own, is positively affected by a rising London Metal Exchange (“LME”) aluminum price due to our realization of higher margins on third-party sales of alumina and bauxite. While we face reduced margins for both primary aluminum and alumina sales in an environment of declining LME aluminum prices, the integrated model provides us with costs unrelated to the LME aluminum price with which to counter declining prices.
Primary aluminum is a global commodity, and its price is set on global exchanges such as the LME. As the LME aluminum price is a globally quoted price which does not take into account logistics, warehousing or temporary market supply demand dynamics, our primary aluminum products typically earn a Midwest premium on top of the LME aluminum price, the sum of which is known as the Midwest Transaction Price (or “MWTP”). In addition, we typically sell a majority of our primary aluminum shipments in the form of value-added products, such as billet, rod and foundry, which include a fabrication premium over the MWTP. We also have the flexibility to direct primary aluminum volumes to our downstream rolling mills, on an arms-length basis, to ensure there is sufficient metal available to meet flat-rolled demand, or when demand is weak for our value-added end-products.
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

St. Ann Bauxite Mining Operation

- Mined approximately 4.8million DMT of bauxite in 2014
- 2.6million mt of bauxite used for alumina production at the Gramercy refinery in 2014
- Remaining bauxite is sold to third parties
  - Margins from third-party sales reduce the cost of bauxite to Gramercy
- Located in St. Ann, Jamaica

Bauxite

Gramercy Alumina Refinery

- Produced approximately 1.1million mt of smelter grade alumina (SGA) and chemical grade alumina (CGA) in 2014
- 0.5 million mt of smelter grade alumina used for aluminum production at our New Madrid smelter in 2014
- Remaining smelter grade alumina is sold to third parties; significant portion of contracts priced at 15.5% of LME in 2014
  - Margins from third-party sales reduce the cost of alumina to New Madrid
- Located in Gramercy, Louisiana

Alumina

New Madrid Primary Aluminum Smelter

- Produced approximately 557million lbs (253,000 metric tonnes) in 2014
- Produces value-added products, which command additional fabrication premiums to MWTP
- Flexibility to sell primary metal to downstream rolling mills
- Located in New Madrid, Missouri

Primary Aluminum

New Madrid Primary Aluminum Smelter. All of our primary aluminum production occurs at New Madrid, which is strategically located as the closest Midwest facility to a supply of alumina. It is also located in an area with abundant sources of electrical power. See “Raw Materials and Supply” below.
During late 2010, we re-launched a project to expand the aluminum production capacity at our New Madrid smelter at a remaining cost of $38.0 million. The project involves a combination of additional rectifiers and upgraded equipment allowing for increased aluminum production up to 35.0 million pounds (“the Rectifier Project”). The Rectifier Project has the added benefit of greater efficiency and reliability through upgrades and redundancy of equipment. We expect efficiency gains and reliability improvements to be achieved as rectifiers and equipment upgrades are installed, independent of any increase in production level.
We spent $1.0 million on the Rectifier Project during the year ended December 31, 2014 and have spent $14.0 million since re-launching the project in late 2010. This project has been indefinitely postponed, and we have withdrawn our environmental permits. The timing of resuming the project is dependent on overall market conditions, including the LME aluminum price, obtaining a sustainable power rate, and the resolution of environmental permitting and sulfur dioxide emissions regulations.
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
The plant site also includes a fabrication facility for the production of continuous cast rod, extrusion billet and foundry ingot. This business converts molten aluminum into value-added products. During 2014, approximately 71% of our value-added products were sold at the prior month’s MWTP plus a fabrication premium.
The fabrication facility has the capacity to produce annually approximately 155 million pounds of rod, used mainly for electrical applications and steel de-oxidation; 286 million pounds of extrusion billet, used mainly for building construction and architectural and transportation applications; and 75 million pounds of foundry ingot, used mainly for transportation. During 2014, based on CRU data, New Madrid supplied approximately 32.7% of the rod and 13.4% of the extrusion billet produced in North American primary smelter cast houses. Molten aluminum that is not used in these product lines is produced as primary or value-added ingots for use in aerospace applications, for transfer to our Downstream Business or sale to other aluminum fabricators.
In July 2012, we announced a project to build a new rod mill at our facility in New Madrid, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod. We expect the new Rod mill to cost approximately $55 million and increase the facility’s redraw rod production capacity to 220 million pounds annually. We have obtained customer commitments for 220 million pounds. We are evaluating the opportunity these customer commitments, combined with our existing customers’ requirements, provide to continue operating both of our existing mills, which had a combined annual capacity of 155 million pounds as of December 31, 2014. We are scheduled to start production of the new Rod mill in December of 2015.
Source: Company data for the quarter ended December 31, 2014
Raw Materials and Supply. Energy and alumina are the main cost components for primary aluminum production.
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
Gramercy Alumina Refinery. At Gramercy, bauxite is chemically refined and converted into alumina, the principal raw material used in the production of primary aluminum. Approximately 44% of alumina produced at Gramercy was sold to New Madrid in 2014, supplying substantially all of New Madrid’s alumina requirements. The remaining alumina production at Gramercy is sold in the form of smelter grade alumina and alumina hydrate, or chemical grade alumina, the margins on which effectively reduce the cost of New Madrid’s alumina supply.
St. Ann Bauxite Mining Operation. Bauxite is the principal raw material used in the production of alumina. All of the bauxite used at our Gramercy refinery is purchased from St. Ann.
We operate the St. Ann bauxite mining operation through Noranda Bauxite Limited (“NBL”), a Jamaican limited liability company. Our bauxite mining assets consist of: (1) a concession from the Government of Jamaica, or “GOJ,” to mine bauxite in Jamaica through September 2030 and (2) a 49% interest in Noranda Jamaica Bauxite Partners, or “NJBP,” which holds the physical mining assets and conducts the mining and related operations pursuant to the concession. The GOJ owns the remaining 51% of NJBP.

Under the terms of the GOJ concession, NJBP mines the land covered by the concession and the GOJ retains surface rights and ownership of the land. The GOJ granted the concession and entered into other agreements with NBL to ensure we have sufficient reserves to meet our annual alumina requirements. The concession ensures access to sufficient reserves to allow NBL to mine 4.5 million DMT of bauxite annually from mining operations in the specified concession area through the term of the concession. The GOJ is required to provide additional concessions if the specified concession does not contain sufficient quantities of commercially exploitable bauxite to allow NBL to mine 4.5 million DMT. From time-to-time, the GOJ may provide us the option to exceed the 4.5 million DMT annual allotment, and in 2013, the GOJ granted us the option to mine up to 5.1 million DMT of bauxite during 2013 and up to 5.4 million DMT per annum for the period 2014 through 2017.
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
Pursuant to the establishment agreement, as amended, that governs the relationship between NBL and the GOJ, NBL manages the operations of the partnership (NJBP), pays operating costs and is entitled to all of its bauxite production. NBL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite mined, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, and (v) certain fees for lands owned by the GOJ that are covered by the concession. In calculating income tax on revenues related to sales to our Gramercy refinery, NBL uses a set market price, which is negotiated periodically between NBL and the GOJ. We are attempting to negotiate a new fiscal structure with the GOJ. See “Risk Factors---Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in foreign countries.” and Note 20, “Non-Controlling Interest” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
The agreement covers the fiscal structure, as well as NBL’s commitment for certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2014.
We transport bauxite from St. Ann to Gramercy by oceangoing vessels under a contract which extends through December 2020 with a third party for bauxite ocean vessel freight. On February 20, 2013, we announced plans to expand our investment in the port expansion project from $11 million to up to $20 million. We expect the port expansion project to increase shipping capacity at St. Ann. The additional investment expanded the scope of the project to include improvements in railing infrastructure used in our bauxite mining operation. Capital expenditures for the year ended December 31, 2014 include $6.8 million related to the port expansion project. The project was substantially completed in February 2015. We have project specific financing in place for this investment.
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
Natural Gas. During 2014, we consumed 18 million mmbtu of natural gas, approximately 82% of which was used in our Gramercy alumina refinery. Our Gramercy refinery has a contractual relationship with Atmos Energy Marketing, LLC (“Atmos”) for the supply of its full natural gas requirement on a delivered basis via the three natural gas pipelines that connect directly into the Gramercy facility. The Atmos contract provides for a secure supply of natural gas at a price based on the Henry Hub Index plus transportation and pipeline costs. In addition, our contract with Atmos provides security in case of a short-term supply emergency (such as a hurricane or other force majeure situation), by granting Gramercy the option, at an established premium, to obligate Atmos to utilize its storage assets to supply Gramercy’s full natural gas supply requirements. From time to time, we partially hedge this volatility through the use of forward swaps. Since January 1, 2013, we have not been a party to any forward swaps for natural gas.
Fuel. Fuel oils such as Bunker “C” and diesel are a significant components of the cost structure at our St. Ann bauxite mining operation. Pricing is based on the Platts Oilgram Price Reports, plus an adder for transportation and handling. The facility uses two types of oils: Bunker C or heavy fuel oil is supplied by Clark Oil Trading Company and diesel fuel is supplied by multiple diesel providers in the United States by oceangoing vessel.
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
Customers. During 2014, we sold approximately 42% of the bauxite from St. Ann to Sherwin Alumina Company pursuant to a contract that runs through 2018.
In 2014, our ten largest Alumina customers represented 60% of that segment’s sales. In 2014, our ten largest Primary Aluminum customers represented 41% of that segment’s sales. Our target customers in the Primary Aluminum segment are located in the Midwestern United States. In 2014 approximately 69% of volume was delivered to customers within a one-day truck delivery distance. We have a diverse customer base in our Primary Aluminum segment, with no single customer accounting for more than 10% of our consolidated net sales in each of the last three full fiscal years.
Rolling Mills — Downstream Business
Business Overview. Our Downstream Business is an integrated manufacturer of aluminum foil and light sheet. Our rolling mills are located in the Southeastern United States, in Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Our products include heavy gauge foil products such as finstock and semi-rigid container stock, light gauge converter foils used for packaging applications, consumer foils and light gauge sheet products such as transformer windings and building products. We primarily sell our products to OEMs of air conditioners, transformers, semi-rigid containers and foil packaging, most of whom are located in the Eastern and Central part of the United States. Our plants are well situated to serve these customers and in 2014 approximately 77% of volume was delivered to customers within a one-day truck delivery distance, resulting in freight savings and customer service benefits. Versatile manufacturing capabilities and advantageous geographic locations provide our rolling mills the flexibility to serve a diverse range of end uses while maintaining a low cost base.
The Huntingdon site has ISO 9001-2000 certification from the International Organization for Standardization with regards to its quality management system. A description of the products produced at our four rolling mill facilities follows:

Plant	Location	Maximum capacity	Products
		(in millions of pounds)
Huntingdon – West	Huntingdon, TN	235	Finstock, container stock, intercompany re-roll and miscellaneous heavy gauge products
Huntingdon – East	Huntingdon, TN	132	Finstock, transformer windings, household foil, and miscellaneous heavy gauge products
Salisbury	Salisbury, NC	95	Finstock, light-gauge, intercompany re-roll and miscellaneous heavy gauge product
Newport	Newport, AR	33	Light gauge products including flexible packaging
Total		495(1)

(1)	Capacity includes intercompany re-roll. Effective annual capacity is 410 million pounds based on production mix at December 31, 2014.

Products. Aluminum foil has several outstanding characteristics that account for a wide range of commercial applications:

•	long life — the aluminum surface has a natural hard, transparent layer of oxide which substantially precludes further oxidation;
•	high electrical and thermal conductivity;
•	non-toxic and non-absorbent;
•	excellent moisture barrier even at thicknesses less than the diameter of a human hair;
•	light weight;
•	highly reflective and attractive in appearance;
•	“dead fold” for packaging applications;
•	the most plentiful metal in the earth’s crust;
•	the most recycled packaging material in the world; and
•	attractive cost-to-weight ratio compared to other metals such as copper and tin.
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
We price our products at the MWTP plus a negotiated fabrication premium. The cost of primary metal is passed through to customers; therefore, our profitability is largely insulated from movement in aluminum prices except in periods of rapid change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. We seek to maximize profitability by optimizing both the mix of rolled products produced and the prime-to-scrap ratio in our metal feed. During 2014, approximately 19% of our primary aluminum production was shipped to our rolling mills, providing security of supply, and allowing us to take advantage of short-term surges in demand.
Raw Materials and Supply. The principal raw materials that we use in rolled products manufacturing include primary aluminum sourced from various smelters and discounted metal units, usually scrap or recycled scrap ingot, as well as alloying elements. The Downstream Business purchased 386 million pounds of metal, including purchases from New Madrid, during 2014. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities, which is a significant component of our non-metal conversion costs.
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
Our Downstream Business has a diverse customer base, with no single customer accounting for more than 10% of our consolidated net sales in each of the last three years. In 2014, our ten largest Flat-Rolled Products customers represented 62% of that segment’s sales.
Facilities. We operate four plants at three locations in the Southeastern United States and our divisional offices are located at our Corporate headquarters in Franklin, Tennessee.
Huntingdon. Our largest production site is in Huntingdon, Tennessee, with a maximum annual capacity of up to 367 million pounds, depending on production mix. The Huntingdon site is subject to a long-term lease arrangement with the Industrial Development Board of the Town of Huntingdon, pursuant to which we functionally own the facility and can acquire legal title for the nominal sum of $100. The site includes a long established casting and rolling facility, which we refer to as the East plant, and an advanced rolled aluminum production facility, which we refer to as the West plant. The two plants are physically separate, but are operated with shared administration and maintenance personnel, and with some sharing of production capabilities. The West plant provides the benefit of low conversion cost (excluding metal) for foil stock production. According to CRU, the Huntingdon-West facility is one of the most advanced rolled aluminum production facilities in North America, and has one of the lowest conversion cost (excluding metal) for foil stock production in the world.
Salisbury. The Salisbury plant produces intermediate width light gauge product (less than 0.001 inches thickness), typically sold to customers who laminate the foil with paper, plastic or cardboard used in flexible packaging applications such as juice boxes. During 2013, we began to reposition the Salisbury plant to produce predominately heavy gauge foil although some light gauge material is still processed at Salisbury. We transferred a portion of the light gauge product production to the Newport plant.
Newport. The Newport plant is a rolling and finishing operation and relies on intermediate gauge “reroll” supplied by Salisbury or Huntingdon.
Employees
As of December 31, 2014, approximately 1,600 (or approximately 70%) of our employees were union members.
We are a party to 7 collective bargaining agreements with five different unions. Our collective bargaining agreements are with the following unions:
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

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We received a claim for a new contract in January 2014 and negotiations commenced in the second quarter of 2014. We closed negotiations in November 2014. We signed a three year contract, which ends December 31, 2015.

•
An agreement at St. Ann with the UAWU, covering operators, expired in April 2013. We received a claim for a new contract in June 2013 and commenced negotiations in August 2013. We closed negotiations in November 2014. We signed a three year contract, which ends April 30, 2016.

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
The Midwest Transaction Price for primary aluminum is a significant driver of our revenues, earnings, and cash flows. That price, comprising the underlying base metal component, which is typically based on quoted prices from global exchanges such as the LME, and the Midwest Premium, which represents the incremental price over the base LME component and is associated with the physical delivery of metal to a particular region has historically been volatile, as illustrated in the chart below:

MWTP and LME Aluminum Cash Prices from 2005 through 2014
$1.60
$1.40
$1.20
$1.00
$0.80
$0.60
$0.40
Price is per pound
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
MWTP
LME CASH PRICES

The Midwest Transaction Price components are each subject to regional and global market supply and demand and other related factors. Such factors include production activities by competitors, production costs in major production regions, economic conditions, interest rates, non-market political pressures, speculative activities by market participants and currency exchange rates. Specifically, the proposed LME warehousing rules require metal warehouses, under certain conditions, to deliver out more aluminum than they take in. Increasing the aluminum supply in the market may decrease the LME aluminum price and Midwest premium. Extended periods of industry overcapacity may result in a weak pricing environment and margin compression for aluminum producers, including Noranda.
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
Although we have, at times, hedged our exposure to the volatility of LME aluminum prices, we currently have no such hedges in place. We are under no obligation under our debt agreements or otherwise to enter into further hedging arrangements. If we do not undertake further hedging activities, we will continue to have price risk with respect to our primary aluminum shipments. A prolonged downturn in prices for primary aluminum products could significantly reduce the amount of cash available to us to meet our current obligations and fund our long-term business strategies. In addition, we may enter into new hedging arrangements in the future, which may not be beneficial, depending on subsequent LME aluminum price changes, and could materially and adversely affect our business, financial condition, results of operations and cash flows. For additional information regarding our hedging activities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Aluminum prices could decrease due to proposed London Metal Exchange warehousing rules
In 2013, the London Metal Exchange (“LME”) announced new rules scheduled to take effect on April 1, 2014 that would require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. Although a court in the United Kingdom ruled in March 2014 that the LME’s consultation process in developing the new rules had been unfair and unlawful, in October 2014, a court of appeal in the United Kingdom upheld the LME’s consultation process as being fair. The new warehousing rules, which took effect on February 1, 2015, could cause an increase in the supply of aluminum to enter the physical market and may cause regional delivery premiums, product premiums and LME aluminum prices to fall. Decreases in regional delivery and product premiums, decreases in LME aluminum prices and increases in the supply of aluminum could have a material adverse effect on our business, financial condition, and results of operations or cash flow.
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
The substantial majority of our products are delivered to destinations in the United States. However, adverse changes in economic conditions in regions outside the United States, may have a negative impact on demand for our products. Such negative impacts may include, among others, lower LME aluminum prices, which are set globally, increased competition due to excess supply or demand for our customers’ products. In addition, certain end-use markets for our rolled products, such as the housing, construction and transportation industries, experience demand cycles that typically are correlated to the general economic environment. Economic downturns in regional and global economies or a decrease in manufacturing activity in industries such as construction, packaging and consumer goods, all of which are sensitive to a number of factors outside our control, could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
During 2014, we sold approximately 42% of the bauxite from St. Ann to Sherwin Alumina Company pursuant to a contract that runs through 2018. Margins from these sales effectively reduce the net cost of bauxite to Gramercy. In the event Sherwin Alumina Company is unable to honor that contract, or chooses not to extend the contract upon expiration, the net cost of our bauxite could increase, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
In addition, our Flat-Rolled Products segment competes with other rolled products suppliers, principally multi-purpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service. One primary competitive factor, particularly in the flat-rolled business, is price. We may be required in the future to reduce fabrication prices or shift our production to products that generally yield lower fabrication prices in order to remain at full productive capacity, which could adversely affect our profitability. In addition, technological innovation is important to our customers, and if we are unable to lead or effectively meet our competitors’ new innovations to address our customers’ needs, our financial performance could be materially and adversely impacted. Increased competition in any of our businesses could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
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
Ameren may increase the rates it charges its customers, including Noranda, subject to the approval of the MoPSC. Once a rate case is commenced by the filing of a rate increase request, the MoPSC has eleven months to issue its ruling on the request. Since 2008 Ameren has filed four rate cases with the MoPSC which has resulted in an approximately $44 million annual increase in the Company’s cost of goods sold related to electricity, including FAC, at our New Madrid facility. The outcome of any future rate cases Ameren may initiate could materially and adversely affect the competitiveness and long-term viability of our smelter as well as our business, financial condition, results of operations and cash flow.
In addition to base rate adjustments, our electric power costs are subject to a fuel adjustment clause, under which additional charges may be incurred, based on Ameren’s fuel costs and off-system sales volume and prices. The fuel adjustment clause resulted in additional fuel charges recorded in cost of goods sold of $13.2 million, $17.9 million and $9.0 million in 2014, 2013 and 2012, respectively. The impact of the fuel adjustment clause may have a dramatic and unpredictable effect on our future operating results and cash flows.
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
Natural gas
Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery has a contract to guarantee secure supply at a price based on the Henry Hub Index natural gas price. Our Downstream Business purchases natural gas on the open market. The price of natural gas can be particularly volatile as supply and demand are affected by unpredictable weather and other factors. During early 2015, an improvement in weather, as compared to 2014, has driven the Henry Hub Index natural gas price to an average of under $3.00 per million BTU, compared to average natural gas prices of $4.35 per million BTU in 2014, $3.73 in 2013 and $2.75 in 2012. As a result, our natural gas costs may fluctuate dramatically, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in natural gas costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. We have, from time to time, entered into forward swaps to mitigate the effect of fluctuations in natural gas prices. Since January 1, 2013, we have not been a party to any forward swaps for natural gas.
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
If we are unable to successfully finalize regulatory power issues at our New Madrid facility, we may have to curtail this facility.
On February 13, 2014, we filed a petition with the MoPSC to change the rate design for Ameren customers in Missouri in order to provide the New Madrid smelter with a lower, sustainable power rate. On July 3, 2014, Ameren filed a request with the MoPSC to approve a 9.6% increase in its Missouri rates (the “July 2014 General Rate Case”). On August 20, 2014, the MoPSC denied the relief sought under our rate design petition. In its ruling, the MoPSC encouraged the parties to continue to pursue negotiations on a compromise position that can be presented for consideration as part of the July 2014 General Rate Case, which is expected to be decided by May 2015. While we intend to vigorously pursue the matter, there can be no assurance that our efforts to secure a lower power rate for New Madrid will be successful.
In addition, uncertainty regarding the future operation of this smelter may damage our relationships with our customers, suppliers, employees and other stakeholders, whether or not this plant is ultimately curtailed. We may also need to take actions to terminate customer and supply contracts or curtail individual potlines well in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial position, results of operations and liquidity.
Curtailing unprofitable production to reduce our operating costs requires us to incur substantial expense, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing unprofitable aluminum production.
If any production curtailment or other restructuring does not achieve sufficient reduction in operating expenses, we may have to seek bankruptcy protection for some or all of our subsidiaries; we could also be forced to divest some or all of these subsidiaries. If we were to seek bankruptcy protection for any of these subsidiaries, we would face additional risks. Such action could cause concern among our customers and suppliers, distract our management and our other employees and subject us to increased risks of lawsuits. Other negative consequences could include negative publicity, which could have an impact on the trading price of our securities and affect our ability to raise capital in the future.
If we were to lose order volumes from any of our largest customers, our revenues and cash flows could be materially reduced.
Our business is exposed to risks related to customer concentration. In 2014, our ten largest customers were responsible for approximately 41% of our consolidated revenues. In 2014, one customer accounted for approximately 9% of our consolidated revenues. A loss of order volumes from, or a loss of industry share by, any major customer could materially and adversely affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, our customers may become involved in bankruptcy or insolvency proceedings or default on their obligations to us.
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
Our operations are capital intensive. Our capital expenditures were $93.5 million, $72.7 million and $87.9 million for 2014, 2013 and 2012, respectively.
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
Construction of our Rod mill at our New Madrid facility has been temporarily delayed. Substantial delay in the completion of, or failure to complete, this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time.
Construction of the Rod mill has been temporarily delayed in response to ongoing negotiations with Ameren. New Madrid cannot be certain when it will complete the Rod mill construction or if the New Madrid smelter would operate in a profitable manner. We will not realize any return on our significant investment in the Rod mill until we are able to commence operations in a profitable manner. If we fail to complete construction, we may have to recognize a loss on our investment, which would have a material adverse impact on our earnings.
Many of the contractual arrangements related to the Rod mill have time periods for performance. The delay in restarting major construction and completing the Rod mill has caused New Madrid to renegotiate and extend, or undertake to renegotiate and extend, existing contractual commitments, including with respect to power, transmission, technology, equipment and construction. There can be no assurance that the contractual arrangements and conditions, including extensions, necessary to proceed with construction of the Rod mill will be obtained or satisfied on a timely basis or at all. Furthermore, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project infeasible. Further delay in the completion of the project or increased costs could have a material adverse effect on our business, financial condition, results of operations and liquidity. We are scheduled to start production of the new Rod mill in December of 2015.
We may be required to write down the book value of certain assets.
We are required to perform various analyzes related to the carrying value of various assets whenever events or circumstances transpire, indicating that their net carrying amount may not be recoverable. We may need to significantly adjust the carrying value of our assets due to critical changes in our industry, global economic conditions and the extent that our assets are being utilized, all of which impact our assumptions used for the future in such analyses. We will continue to assess our assets for impairments, which could significantly impact their values. Any such adjustments could have a material adverse effect on our business, financial position and results of operation.
If our goodwill or other intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.
Under U.S. GAAP, goodwill is reviewed for impairment on an annual basis (or more frequently if events or circumstances indicate that their carrying value may not be recoverable) and other intangible assets if events or circumstances indicate that their carrying value may not be recoverable. If our goodwill or other intangible assets are determined to be impaired in the future, we will be required to record a material, non-cash charge to earnings during the period in which the impairment is determined.
Adverse decline in pension liability discount rate, lower than expected investment return on pension assets and other factors could affect our results of operations or amount of pension funding contributions in future periods.
Our results of operations may be negatively affected by the amount of expense we record for our pension and other postretirement benefit plans, reductions in the fair value of plan assets and other factors. We are required to calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity.
Although U.S. GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect expense would also likely impact the amount of cash or securities we would contribute to the pension plans. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve the plans’ funded status. Adverse capital market conditions could result in reductions in the fair value of plan assets and increase our liabilities related to such plans, negatively impacting our liquidity and earnings.
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
Our operations present significant risk of injury or death. We may be subject to claims that are not covered by or exceed our insurance.
Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Our operations are subject to regulation by various federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration, which in the past has levied fines against us for certain isolated incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and could materially and adversely effect on our business, financial condition, results of operations and cash flows.
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
Cyber attacks and security breaches may threaten the integrity of our sensitive information, disrupt our business operations, and result in reputational harm and other negative consequences that could have a material adverse effect on our financial condition and results of operation.
Cyber security attacks and security breaches may include, but are not limited to, attempts to access information, computer viruses, denial of service and other electronic security breaches. These could range from uncoordinated individual attempts to advanced persistent threats directed at us. We have experienced such attacks in the past, and based on information known to date, they have not had a material impact on our financial condition or results of operations. However, due to the evolving nature and sophistication of cybersecurity threats, the scope and impact of any future incident cannot be predicted. While we continually work to safeguard our systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent attacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could negatively impact our reputation and our competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on our financial condition.
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
We have production activities outside the United States via our bauxite mining operation in St. Ann, Jamaica. We are, and will continue to be, subject to financial, political, economic and business risks in connection with our foreign operations. These risks include those associated with political or financial instability, expropriation, renegotiation or nullification of agreements, and changes in local government laws, regulations and policies, including those related to taxation, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict and beyond our control, any one or more of them could materially and adversely affect our business, financial condition or operating results. In addition to the business risks inherent in operating outside the United States, economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse governmental action more pronounced. We are attempting to negotiate with the GOJ a new fiscal structure; an unfavorable outcome, including an inability to reach an agreement, could materially and adversely affect our business, financial condition, results of operations and cash flows. The terms of any new fiscal structure, as well as our ability to utilize all or part of the prepaid taxes, are subject to the outcome of the negotiations of any new fiscal structure or to the determination of our rights and obligations in connection with the existing arrangements. See Note 20, “Non-Controlling Interest” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
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
We may not be able to successfully realize our liquidity, CORE, performance, safety, or capital expansion project goals established at the levels or by the dates targeted by such goals.
We have established targets for each of our segments and company as a whole, which includes but is not limited to our liquidity, CORE, performance, safety and capital expansion project goals. For more information regarding our targets, see Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this report. There can be no assurance that any of these targets or other goals will be completed as anticipated. Market conditions or other factors may prevent us from accomplishing our goals at the levels or by the dates targeted, if at all, and failure to do so may have a material adverse effect on our business, financial condition, results of operations or the market price of our securities.
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

Apollo has the ability to substantially influence our company and the outcome of matters voted upon by our shareholders, and to prevent actions which a shareholder may otherwise view favorably.
As of December 31, 2014, Apollo owned approximately 33.1% of our common stock. As long as Apollo owns more than 10% of our common stock, it will have the right to cause the Board of Directors to nominate to our Board of Directors at least four Apollo designees. Thus, Apollo has the ability to significantly influence our decisions.
The interests of Apollo could conflict with or differ from stockholder interests as a holder of our common stock. For example, the concentration of ownership held by Apollo could delay, defer or prevent a change of control of Noranda or impede a merger, takeover or other business combination that stockholders or debtholders may otherwise view favorably. Additionally, Apollo is in the business of making or advising on investments in companies and holds, and may from time to time in the future acquire interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Apollo may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. A sale of a substantial number of shares of stock in the future by funds affiliated with Apollo could cause our stock price to decline.
Risks Related to our Indebtedness
We have substantial indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.
As of December 31, 2014, our total indebtedness was $668.0 million. Based on the amount of indebtedness outstanding at December 31, 2014 and the interest rates in effect on such date, our 2015 estimated cash interest expense is approximately $50.0 million, some of which represents interest expense on floating-rate obligations and is subject to increase in the event interest rates rise.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Description of Certain Indebtedness,” in Item 7 of this report.
Despite our substantial indebtedness, we and our subsidiaries may still be able to incur significantly more debt. This could increase the risks associated with our leverage, including our ability to service our indebtedness.
The indenture governing the AcquisitionCo Notes and our senior secured credit facilities contain restrictions on our and our subsidiaries’ ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness. The more leveraged we and our subsidiaries become, the more we and our subsidiaries, and in turn our security holders, become exposed to the risks described above under the heading “We have substantial indebtedness, which could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from servicing our debt.”
Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.
Certain of our and our subsidiaries’ indebtedness, including borrowings under the Senior Secured Credit Facilities, are subject to variable rates of interest and expose us to interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Description of Certain Indebtedness,” in Item 7 of this report. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase, even though the amount borrowed remained the same, and our net income would decrease. Although we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, we cannot assure you that we will be able to do so.
Based on the amount of indebtedness outstanding at December 31, 2014 and the interest rates in effect on such date, our 2015 estimated cash interest expense is approximately $50.0 million for 2015. A 1% increase in the interest rates would increase our annual interest expense by an estimated $4.7 million, excluding the senior fixed rate notes.
Any further downgrade of our credit ratings could limit our ability to obtain future financing, increasing our borrowing costs, increase the pricing of our credit facilities, adversely affect the market price of our securities, trigger letter of credit or other collateral postings, or otherwise impair our business, financial condition, and results of operations.
In the fourth quarter of 2014, Standard and Poor’s lowered our credit rating to B- from B. There can be no assurance that one or more other rating agencies will not take further negative actions with respect to our ratings. Increased debt levels, adverse aluminum market or macroeconomic conditions, a contraction in the Company’s liquidity, or other factors could potentially trigger such actions. A rating agency may lower, suspend or withdraw entirely a rating or place it on negative outlook or watch if, in that rating agency’s judgment, circumstances so warrant.
Any additional or further downgrade of our credit ratings by one or more rating agencies could also adversely impact the market price of our securities, adversely affect existing financing, limit access to the capital or credit markets or otherwise adversely affect the availability of other new financing on favorable terms, result in more restrictive covenants in agreements governing the terms of any future indebtedness that the Company incurs, increase the cost of borrowing or fees on undrawn credit facilities, result in vendors or counterparties seeking collateral or letters of credit from us, or otherwise impair our business, financial condition and results of operations.

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
Market Information and Holders
Our common stock began trading on the New York Stock Exchange under the symbol “NOR” following our initial public offering in May 2010. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by the New York Stock Exchange:

	2014		2013
	High	Low	High	Low
	$	$	$	$
First quarter	5.03	2.81	6.67	4.14
Second quarter	4.43	2.90	4.45	3.23
Third quarter	5.63	3.48	3.42	2.46
Fourth quarter	4.65	3.28	3.29	2.23
As of February 20, 2015, we had approximately 5,800 holders of record of our common stock, including shareholders whose shares are held in nominee, or “street” name by brokers. Investment funds associated with Apollo owned approximately 33.1% of our capital stock as of December 31, 2014. During the year ended December 31, 2014, the Company made no common stock repurchases.
Dividends
The payment of any cash dividend on our common stock is considered a restricted payment under our senior secured credit facilities and the indenture governing the AcquisitionCo Notes, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions, including satisfying certain financial thresholds and the absence of any event of default. At December 31, 2014 and 2013, we met all required performance ratios contained in our senior secured credit facilities and the indenture governing the AcquisitionCo Notes related to the payment of dividends consistent with our current dividend policy.
The following table summarizes the dividends we paid to shareholders during 2014 and 2013:

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 20, 2013	0.04	March 27, 2013	2.7
April 24, 2013	0.04	May 29, 2013	2.7
July 24, 2013	0.04	August 28, 2013	2.8
October 30, 2013	0.01	December 5, 2013	0.7
February 19, 2014	0.01	March 26, 2014	0.7
April 22, 2014	0.01	May 28, 2014	0.7
August 11, 2014	0.01	September 17, 2014	0.7
November 3, 2014	0.01	December 8, 2014	0.6
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from May 14, 2010 (the date of our IPO) to December 31, 2014 with the cumulative total returns of the Russell 2000 Index and the S&P 600 SmallCap Materials Index over the same period. The comparison assumes $100 was invested on May 14, 2010, in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested. The historical stock price performance shown on this graph is not necessarily indicative of future performance.

COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN

Among Noranda Aluminum Holding Corp., the Russell 2000 Index,
and S&P 600 SmallCap Materials Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
Noranda Aluminum Holding Corp.
Russell 2000
S&P 600 SmallCap Materials

	06/10	09/10	12/10	03/11	6/11	9/11	12/11	3/12	6/12	9/12	12/12	3/13	6/13	9/13	12/13	3/14	6/14	9/14	12/14
Noranda Aluminum	73.07	93.41	165.91	182.39	172.05	94.89	105.11	142.02	113.88	96.35	88.53	65.61	47.73	36.81	49.39	61.85	53.27	68.37	53.38
Russell 2000	87.99	97.92	113.84	122.88	120.91	94.47	109.09	122.65	118.39	124.61	126.92	142.65	147.05	162.07	176.20	178.17	181.82	168.44	184.82
S&P 600 SmallCap Materials	83.11	99.40	117.21	128.53	128.85	89.89	103.03	116.48	109.25	121.18	129.24	140.70	138.06	155.23	171.03	160.25	162.59	150.50	153.92
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
The consolidated statements of operations and cash flow data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our consolidated financial statements included elsewhere in this report. Other prior period operations data, cash flow data and balance sheet data have been derived from our consolidated financial statements which are not included in this report.

	Year ended and as of December 31,
(in millions, except per share data and where noted)	2014	2013	2012	2011	2010
Statements of operations data:
Sales	$1,355.1	$1,343.5	$1,394.9	$1,559.8	$1,294.9
Operating costs and expenses:
Cost of sales	1,261.8	1,271.9	1,277.7	1,344.5	1,112.4
Selling, general and administrative expenses	76.2	97.1	82.6	93.9	115.0
Total operating costs and expenses	1,338.0	1,369.0	1,360.3	1,438.4	1,227.4
Operating income (loss):	17.1	(25.5)	34.6	121.4	67.5
Other (income) expense:
Interest expense, net	50.4	47.5	33.1	21.5	31.1
(Gain) loss on hedging activities, net	(4.6)	2.3	(81.2)	(86.4)	(65.6)
Loss on debt repurchase	—	—	—	—	0.1
Debt refinancing expense	—	2.5	8.1	—	—
Total other (income) expense	45.8	52.3	(40.0)	(64.9)	(34.4)
Income (loss) before income taxes	(28.7)	(77.8)	74.6	186.3	101.9
Income tax expense (benefit)	(2.1)	(30.2)	25.1	45.4	35.0
Net income (loss) for the period	$(26.6)	$(47.6)	$49.5	$140.9	$66.9
Net income (loss) per common share:
Basic	$(0.39)	$(0.70)	$0.73	$2.10	$1.30
Diluted	$(0.39)	$(0.70)	$0.72	$2.06	$1.27
Weighted-average common shares outstanding:
Basic	68.68	67.94	67.55	67.06	51.56
Diluted	68.68	67.94	69.12	68.35	52.80
Cash dividends declared per common share	$0.04	$0.13	$1.41	$1.03	$—
Balance Sheet data
Cash and cash equivalents	$20.5	$79.4	$36.1	$42.7	$33.8
Property, plant and equipment, net	695.0	677.2	694.5	699.8	719.9
Total assets	1,318.1	1,322.1	1,357.7	1,377.5	1,414.7
Long-term debt (including current portion)(1)	668.0	659.1	595.7	428.5	419.7
Common stock subject to redemption	—	—	2.0	2.0	2.0
Equity	72.1	147.3	152.3	259.6	295.7
Working capital(2)	142.1	203.1	180.4	126.4	171.5
Cash flow data:
Operating activities	$30.6	$64.2	$18.9	$140.6	$270.9
Investing activities	(93.2)	(71.8)	(82.6)	(62.0)	(61.1)
Financing activities	3.7	50.9	57.1	(69.7)	(343.2)
Financial and other data:
EBITDA(3)	$111.2	$65.7	$206.2	$305.5	$231.7
Average realized Midwest Transaction Price (per pound)(4)	1.03	0.95	1.01	1.17	1.04
Net Cash Cost (per pound shipped)(5)	0.86	0.83	0.81	0.75	0.70
Shipments:
Third party shipments:
Bauxite (kMts)	2,166.3	1,983.8	2,306.0	2,499.9	1,738.0
Alumina (kMts)	653.1	625.0	617.0	635.1	683.6
Primary Aluminum (pounds, in millions)	452.8	504.8	496.7	513.0	438.8
Flat-Rolled Products (pounds, in millions)	383.0	372.5	379.4	362.6	346.4
Intersegment shipments:
Bauxite (kMts)	2,646.2	2,723.6	2,454.0	2,643.6	2,565.5
Alumina (kMts)	502.8	535.8	493.0	487.5	467.4
Primary Aluminum (pounds, in millions)	104.6	84.4	75.6	68.4	121.7
See accompanying notes to this table

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

	Year ended December 31,
	2014	2013	2012	2011	2010
	$	$	$	$	$
Net income (loss)	(26.6)	(47.6)	49.5	140.9	66.9
Income tax expense (benefit)	(2.1)	(30.2)	25.1	45.4	35.0
Interest expense, net	50.4	47.5	33.1	21.5	31.1
Depreciation and amortization	89.5	96.0	98.5	97.7	98.7
EBITDA	111.2	65.7	206.2	305.5	231.7

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

	Year ended December 31,
	2014	2013	2012	2011	2010
Total Primary Aluminum cash cost (in millions) (a)	$478.8	$487.8	$465.2	$436.0	$391.2
Total shipments (pounds in millions)	557.4	589.2	572.3	581.4	560.5
Net Cash Cost (per pound shipped)	$0.86	$0.83	$0.81	$0.75	$0.70

(a) Total Primary Aluminum cash cost is calculated below (in millions):
Total Primary Aluminum revenue	$632.4	$622.9	$630.6	$724.1	$621.3
Less fabrication premiums and other revenue	(57.2)	(60.9)	(52.6)	(46.6)	(37.1)
Realized Midwest transaction price revenue	575.2	562.0	578.0	677.5	584.2

Primary Aluminum segment profit	95.6	51.9	76.7	140.3	112.2
Alumina segment profit	8.5	13.6	35.0	78.4	61.9
Bauxite segment profit	(6.6)	8.2	(0.2)	18.5	23.8
Profit Eliminations	(1.1)	0.5	1.3	4.3	(4.9)
Total	96.4	74.2	112.8	241.5	193.0
Total Primary Aluminum cash cost (in millions)	$478.8	$487.8	$465.2	$436.0	$391.2

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Selected Quarterly Consolidated Financial Data. This section provides the unaudited quarterly financial information for each of our years ended December 31, 2014 and 2013.
Results of Operations. This section provides a discussion of the results of operations on a historical basis for each of our years ended December 31, 2014, 2013 and 2012.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of our years ended December 31, 2014, 2013 and 2012 and availability of funds at December 31, 2014.
Description of Certain Indebtedness. This section provides a general description of our senior secured credit facilities, our AcquisitionCo Notes and governing indenture.
Contractual Obligations and Contingencies. This section provides a discussion of our commitments as of December 31, 2014.

Company Overview
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our Upstream Business and Downstream Business. Our Upstream Business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary Aluminum, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operation ("St. Ann") and alumina refinery (Gramercy). In 2014, New Madrid produced approximately 557 million pounds (253,000 metric tonnes) of primary aluminum, representing approximately 14.6% of total 2014 U.S. primary aluminum production, based on statistics from CRU International Limited. Our Downstream Business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Key factors affecting our results of operations
Prices and markets. Primary aluminum is a global commodity, and its price is set on the LME. Our primary aluminum typically earns the Midwest transaction price which consists of the LME aluminum price plus a Midwest premium. The average LME aluminum price for 2014 was $0.85 per pound. In 2013 and 2012, the average LME aluminum price was $0.84 per pound and $0.92 per pound, respectively. Declining LME aluminum prices have had a significant negative impact on our Upstream Business and our operating results.
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

Because primary aluminum is a global commodity, we have experienced and expect to continue to be subject to volatile primary aluminum prices. This price volatility is influenced primarily by the global supply-demand balance for those commodities and related processing services, and other related factors such as speculative activities by market participants, production activities by competitors and political and economic conditions, as well as production costs in major production regions. Increases or decreases in primary aluminum prices result in increases and decreases in our revenues (assuming all other factors are unchanged). At times, we have partially hedged this volatility through the use of derivative financial instruments. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussion of derivative instruments. See “Critical Accounting Policies and Estimates” for further discussion of our accounting for these derivative instruments.
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
Production. Our rolling mills have a combined maximum annual production capacity of 410 to 495 million pounds, depending on our product mix. In 2014, 2013 and 2012 our Primary Aluminum segment produced approximately 557 million pounds, 586 million pounds and 575 million pounds, respectively, of primary aluminum.
Production costs. The key cost components at our smelter are power and alumina; however, other integrated input costs, such as wages, carbon products and caustic soda may affect our results as well.
We have a long-term contract with Ameren for our electricity supply at New Madrid. This contract provides a secure supply at a rate established by MoPSC, and cannot be altered without the MoPSC’s approval. The power supply contract provides that the rate for power will be established by the MoPSC based on two components: a base rate and a fuel adjustment charge. The MoPSC determines whether to make changes to the base rate and fuel adjustment charge.
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
Historically, natural gas prices have shown a high level of volatility. Henry Hub Index natural gas prices averaged $4.35 per million BTU in 2014, $3.73 in 2013 and $2.75 in 2012. We have, from time to time, entered into forward swaps to mitigate the effect of fluctuations in natural gas prices. Since January 1, 2013, we have not been a party to any forward swaps for natural gas.
During 2014, in our Downstream Business, aluminum metal units, which represent a pass-through cost to our customers, accounted for 75% of production costs with value-added conversion costs accounting for the remaining 25%. Conversion costs include labor, energy and operating supplies, including maintenance materials. Energy includes natural gas and electricity, which made up approximately 12% of conversion costs during 2014.
Productivity Program
CORE stands for “Cost-Out, Reliability, and Effectiveness,” and represents our productivity program. We believe CORE is an effective part of our efforts to improve our cash flow generation while also investing in the business. During the three year period 2011-2013, we achieved $195 million in savings through our CORE productivity program, surpassing our three-year goal of $140 million.
On October 30, 2013, we announced productivity targets totaling $225 million for the three year period from 2014 to 2016. These targets include $140 million of productivity gains to offset the normal effects of inflation and unplanned events, plus an additional $85 million of gains from functional streamlining, improving production processes, and changes in strategic sourcing of input costs.
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
We accrue for costs associated with environmental investigations and remedial efforts when it becomes probable that we are liable and the associated costs can be reasonably estimated. Our environmental-related liabilities of $20.3 million and $20.8 million at December 31, 2014 and 2013, respectively, comprised the following:

•	Reclamation obligations at St. Ann to rehabilitate the land disturbed by the Bauxite mining operations;

•	Asset retirement obligations at New Madrid related to spent pot liners;

•	Asset retirement obligations at Gramercy related to red mud lakes; and

•	Environmental remediation obligations at Gramercy for clean-up costs.
All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, we expense the costs when incurred.
Additionally, at December 31, 2014 and 2013, we had $10.5 million and $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that would arise under state environmental laws upon the termination of operations at the Gramercy facility.
For the year ended December 31, 2014, we incurred $5.5 million of capital expenditures related to compliance with environmental regulations. We anticipate environmental capital expenditures of $3.6 million in 2015. We have incurred, and in the future will continue to incur, operating expenses related to environmental compliance. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.
Significant ongoing negotiations
On February 13, 2014, we filed a petition with the MoPSC to change the rate design for Ameren customers in Missouri in order to provide the New Madrid smelter with a lower, sustainable power rate. On July 3, 2014, Ameren filed the July 2014 General Rate Case. On August 20, 2014, the MoPSC denied the relief sought under our rate design petition. In its ruling, the MoPSC encouraged the parties to continue to pursue negotiations on a compromise position that can be presented for consideration as part of the July 2014 General Rate Case, which is expected to be decided by May 2015. We are collaborating with our power provider and consumer groups to develop a global settlement that would include a reduction of the electricity rate at the smelter. See “Risk Factors---If we are unable to successfully finalize regulatory power issues at our New Madrid facility, we may have to curtail this facility.”
Pursuant to the establishment agreement, as amended, that governs the relationship between NBL and the GOJ, NBL manages the operations of the partnership (NJBP), pays operating costs and is entitled to all of its bauxite production. NBL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite mined, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, and (v) certain fees for lands owned by the GOJ that are covered by the concession. In calculating income tax on revenues related to sales to our Gramercy refinery, NBL uses a set market price, which is negotiated periodically between NBL and the

GOJ. In addition, the terms of the establishment agreement, as amended, required us to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011. We utilized $1.3 million of these prepaid income taxes in 2011 leaving a balance of $12.7 million at December 31, 2014. We believe these prepaid taxes can be used into perpetuity subject to an annual limitation.
We are attempting to negotiate a new fiscal structure with the GOJ. The terms of any new fiscal structure, as well as our ability to utilize all or part of the prepaid taxes, are subject to the outcome of the negotiations of any new fiscal structure or to the determination of our rights and obligations in connection with the existing arrangements. An unfavorable outcome could materially and adversely affect our business, financial condition, results of operations and cash flows. See “Risk Factors---Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in foreign countries.” and Note 20, “Non-Controlling Interest” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our principal accounting policies are described in Note 1, "Accounting Policies" of the audited consolidated financial statements included elsewhere in this report. The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make significant judgments and estimates. Some accounting policies have a significant impact on amounts reported in our consolidated financial statements. Our financial position and results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. Significant accounting policies, including areas of critical management judgments and estimates, include the following financial statement areas:

•	Revenue recognition	•	Asset retirement obligations
•	Impairment of long-lived assets	•	Land obligations
•	Goodwill and other intangible assets	•	Derivative instruments and hedging activities
•	Inventory valuation	•	U.S. pension benefits
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
The carrying value of our Primary Aluminum segment’s goodwill was $137.6 million at December 31, 2014. As of October 1, 2014, the date of our last annual goodwill impairment test, the fair value of the Primary Aluminum segment exceeded its carrying value by approximately 33%. Our 2014 fair value analysis included assumptions about key factors affecting the Primary Aluminum segment’s future profitability and cash flows, including the long-term price for primary aluminum. We will continue to monitor our Primary Aluminum segment’s expected future cash flows for risk of impairment in the future. Factors that could cause a decline in expected future cash flows include a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs, significant increases in cost of production inputs such as electricity, potential negative effects of proposed legislation related to sulfur dioxide (“SO2”), emissions, or a significant increase in cash flow discount rates. Additionally, a sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk.
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
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the year ended December 31, 2014, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Coke	10% increase in price	(1.6)
Alumina	$0.10 increase in LME aluminum per pound	(2.2)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME aluminum per pound	(4.3)
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
Land obligations
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes, and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options (the “St. Ann Land Obligation”). We account for the costs associated with fulfilling the St. Ann Land Obligations by recording an asset (included in other assets in our consolidated balance sheets) for the estimated cost of the consideration, with a corresponding liability (included in accrued liabilities and other long-term liabilities in our consolidated balance sheets). We amortize those costs over a three-year period, representing the approximate time the land is used for mining purposes (the “Mining Period”).

We record the costs to acquire and develop the assets to be used to satisfy the obligations, such as land, land improvements, and housing, as property, plant and equipment in our consolidated balance sheets. As cash is paid or title to land, land improvements and houses is transferred, we remove those assets from our consolidated financial statements and reduce the land obligations.
Relocating residents occurs often over several years, requiring management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. As such, estimates of the cost to fulfill the St. Ann Land Obligations and the Predecessor Land Obligations are subject to revision; therefore, it is reasonably possible that further adjustments to our liabilities may be necessary.
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
For derivatives that were designated and qualify as cash flow hedges, the effective portion of changes in fair value was initially recorded in accumulated other comprehensive income (“AOCI”) as a separate component of equity and reclassified into earnings in the period during which the hedged transaction was recognized in earnings. The ineffective portion of changes in fair value was reported in (gain) loss on hedging activities immediately. Forecasted sales represent a sensitive estimate in our designation of derivatives as cash flow hedges. Forecasted sales also represent a sensitive estimate in our accounting for derivatives because they impacted the determination of when amounts in AOCI should be reclassified into earnings. As of December 31, 2014 and December 31, 2013, respectively, none of our derivative instruments were designated and qualified as fair value or cash flow hedges.
U.S. Pension Benefits
We sponsor defined benefit pension plans for which we recognize expenses, assets and liabilities based on actuarial assumptions regarding the valuation of benefit obligations and the future performance of plan assets. We recognize the funded status of the plans as an asset or liability in the consolidated financial statements, measure defined benefit pension plan assets and obligations as of the end of our fiscal year, and recognize the change in the funded status of defined benefit pension plans in accumulated other comprehensive income (“AOCI”). The primary assumptions used in calculating pension expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, the expected long-term rate of return on plan assets and assumptions related to the employee workforce including projected salary increases, retirement age and mortality. These rates are estimated annually as of December 31.
Pension expense includes the actuarially computed cost of benefits earned during the current service periods, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.
The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model developed with the assistance of an external actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, consumer products, transportation, insurance, and pharmaceutical, among others. The yield curve model parallels the plans’ projected cash flows, which have an average duration of 16.4 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times. In 2014, 2013, and 2012, the weighted average discount rate used to determine benefit obligations for U.S. pension plans was 4.0%, 4.8%, and 3.9%, respectively. The impact on the liabilities at December 31, 2014 of an increase in the discount rate of one fourth of 1% would be approximately $17.7 million and either a debit or credit of $1.2 million to pre-tax earnings in 2015.
The expected long-term rate of return on U.S. pension plan assets is developed by management and represents an estimate of future experience for trust asset returns, and reflects current and expected future market conditions. For 2014, 2013, and 2012, management used 7.0%, 7.0% and 7.5%, respectively, as its expected long-term rate of return, which was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. This rate falls within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class. For 2015, management determined that 7.0% will be the expected long-term rate of return. A change in the assumption for the expected long-term rate of return on plan assets of one fourth of 1% would impact pre-tax earnings by approximately $0.8 million for 2015.
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements.

Selected Quarterly Consolidated Financial Data
The following table presents our unaudited quarterly financial information as required by Item 302 of Regulation S-K (in millions, except per share data):

	2014 quarter ended				2013 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Sales	311.6	345.9	361.4	336.2	338.4	352.0	339.9	313.2
Gross profit	9.6	20.5	25.9	37.3	32.8	17.8	6.6	14.4
Operating income (loss)	(11.1)	2.7	6.3	19.2	8.2	(3.7)	(17.1)	(12.9)
Net income (loss)	(16.8)	(7.6)	(3.9)	1.7	0.6	(12.3)	(18.2)	(17.7)
Net income (loss) per common share:
Basic	(0.25)	(0.11)	(0.06)	0.02	0.01	(0.18)	(0.27)	(0.26)
Diluted	(0.25)	(0.11)	(0.06)	0.02	0.01	(0.18)	(0.27)	(0.26)
The special items outlined below significantly impacted the comparability of our unaudited quarterly financial results (in millions):

	2014 quarter ended				2013 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Special items:
Pre-tax impact of special items:
Gain (loss) on hedging activities: (4)
GAAP mark-to-market gain (loss)	(0.3)	(0.1)	2.6	2.4	5.4	(3.0)	(2.4)	(2.3)
Cash settlements received (paid)	(0.9)	1.2	2.7	1.9	(0.6)	(3.1)	(2.9)	(2.5)
Amount treated as special item	0.6	(1.3)	(0.1)	0.5	6.0	0.1	0.5	0.2
Workforce reduction and other termination expenses (1)	0.5	—	(0.7)	(1.1)	—	—	—	(7.2)
Non-recurring consulting fees	(0.2)	(0.1)	—	(0.4)	—	—	—	—
Asset impairment (2)	—	—	—	—	—	—	—	(5.5)
Debt refinancing expense (3)	—	—	—	—	(2.5)	—	—	—
Other, net	(0.1)	(0.1)	(0.2)	(0.2)	—	—	—	—
Total pre-tax impact of special items	0.8	(1.5)	(1.0)	(1.2)	3.5	0.1	0.5	(12.5)

(1)
The Company recorded $0.8 million related to workforce reductions at its Newport, AR light gauge facility and Primary Aluminum facility, and $0.3 million related to various other termination expenses in fourth quarter 2014. The Company recorded expense of $0.8 million related to an executive separation agreement in fourth quarter 2013 and $6.4 million for severance and other termination benefits in connection with its October 2013 workforce reduction at its Salisbury, NC Flat-Rolled Products facility and its Company-wide workforce reduction in December 2013.

(2)
The Company accelerated depreciation of $2.3 million and recorded impairment expense of $3.2 million in selling, general and administrative expenses to reduce the carrying value of certain fixed assets and other assets in connection with the workforce reduction at its Salisbury, NC Flat-Rolled Products facility.

(3)
Debt refinancing expense for the twelve months ended December 31, 2013 includes the write-off of deferred financing costs and third party fees related to the AcquisitionCo Notes due 2015 in connection with the first quarter 2013 Refinancing.

(4)	Prior periods have been recalculated to conform to the current period calculation of the special items impact of gain (loss) on hedging activities.

Results of Operations
We have provided the following discussion to aid the reader in understanding the results of operations. You should read the following discussion of the results of operations and financial condition with the consolidated financial statements and related notes included herein.
The following chart indicates the percentages of sales represented by each of our segments for the periods presented:

	Year ended December 31,
	2014	2013	2012
	%	%	%
Bauxite	9	10	9
Alumina	25	25	25
Primary Aluminum	47	46	45
Flat-Rolled Products	43	41	42
Eliminations	(24)	(22)	(21)
Total	100	100	100
The following chart indicates the percentages of segment profit (loss) represented by each of our segments for the periods presented:

	Year ended December 31,
	2014	2013	2012
	%	%	%
Bauxite	(5)	9	—
Alumina	7	15	26
Primary Aluminum	75	56	57
Flat-Rolled Products	44	54	38
Corporate	(20)	(34)	(22)
Eliminations	(1)	—	1
Total	100	100	100

Discussion of results for the year ended December 31, 2014 compared to the year ended December 31, 2013
The following table sets forth certain consolidated financial information for the years ended December 31, 2014 and 2013 (in millions, except per share data and where noted):

	Year ended December 31,
	2014	2013
	$	$
Statements of operations data:
Sales	1,355.1	1,343.5
Operating costs and expenses:
Cost of sales	1,261.8	1,271.9
Selling, general and administrative expenses	76.2	97.1
Total operating costs and expenses	1,338.0	1,369.0
Operating income (loss)	17.1	(25.5)
Other (income) expense:
Interest expense, net	50.4	47.5
(Gain) loss on hedging activities, net	(4.6)	2.3
Debt refinancing expense	—	2.5
Total other expense, net	45.8	52.3
Loss before income taxes	(28.7)	(77.8)
Income tax benefit	(2.1)	(30.2)
Net loss	(26.6)	(47.6)
Net loss per common share:
Basic	(0.39)	(0.70)
Diluted	(0.39)	(0.70)
Weighted-average common shares outstanding:
Basic	68.68	67.94
Diluted	68.68	67.94
Cash dividends declared per common share	0.04	0.13
External sales by segment:
Bauxite	47.4	46.8
Alumina	206.3	196.6
Primary Aluminum	524.6	543.8
Flat-Rolled Products	576.8	556.3
Total	1,355.1	1,343.5
Segment profit (loss):
Bauxite	(6.6)	8.2
Alumina	8.5	13.6
Primary Aluminum	95.6	51.9
Flat-Rolled Products	55.9	50.0
Corporate	(25.0)	(31.1)
Eliminations	(1.1)	0.5
Total	127.3	93.1
Financial and other data:
Average realized Midwest transaction price (per pound)	1.03	0.95
Net Cash Cost (per pound shipped)	0.86	0.83
Shipments:
Third party shipments:
Bauxite (kMts)	2,166.3	1,983.8
Alumina (kMts)	653.1	625.0
Primary Aluminum (pounds, in millions)	452.8	504.8
Flat-Rolled Products (pounds, in millions)	383.0	372.5
Intersegment shipments:
Bauxite (kMts)	2,646.2	2,723.6
Alumina (kMts)	502.8	535.8
Primary Aluminum (pounds, in millions)	104.6	84.4

Sales
Sales in the year ended December 31, 2014 were $1,355.1 million compared to $1,343.5 million in the year ended December 31, 2013, an increase of 0.9%. Of the $11.6 million increase in sales, higher LME aluminum prices and Midwest premiums increased sales $42.5 million. Increased shipment volumes in the Bauxite, Alumina and Flat-Rolled Products segments increased sales $28.8 million. Offsetting these improvements was a 10% decrease in external Primary Aluminum shipments which had a $56.0 million unfavorable impact, driven by lower production levels in the second half of 2014.
Sales to external customers from our Primary Aluminum segment decreased 3.5% to $524.6 million in the year ended December 31, 2014 from $543.8 million in the year ended December 31, 2013.

•
Our average realized MWTP for 2014 was $1.03 per pound compared to $0.95 per pound in 2013. The 8.4% increase in average realized MWTP in 2014 compared to 2013 increased external Primary Aluminum segment sales by approximately $36.8 million.

•
Lower external shipments from the Primary Aluminum segment decreased sales by $56.0 million in 2014 driven by the weather-related disruptions in first quarter, and lower production levels caused by an unusually high concentration of reduction cell (pot) failures in the second half of 2014.

Sales to external customers from our Alumina segment for the year ended December 31, 2014 were $206.3 million compared to $196.6 million for the year ended December 31, 2013. The increase in sales was driven by higher volume of $8.8 million.
Sales to external customers from our Bauxite segment for the year ended December 31, 2014 were $47.4 million compared to $46.8 million for the year ended December 31, 2013. External shipment volumes were higher by 9.2% resulting in a $4.3 million external sales increase, partially offset by lower external sales prices resulting in a $3.7 million sales decrease.
Sales to external customers from our Flat-Rolled Products segment were $576.8 million in the year ended December 31, 2014 compared to $556.3 million in the year ended December 31, 2013. The $20.5 million increase was due to a higher realized pricing impact of $4.8 million and an increase in shipment volume of $15.7 million.
Cost of sales
Cost of sales for the year ended December 31, 2014 was $1,261.8 million compared to $1,271.9 million in the year ended December 31, 2013.
Total cost of sales in the Primary Aluminum segment decreased to $564.6 million in the year ended December 31, 2014 from $596.6 million in the year ended December 31, 2013. The decrease primarily relates to lower second half production volume and CORE productivity savings of $5.6 million.
Total cost of sales in the Alumina segment was $345.1 million during the year ended December 31, 2014 compared to $347.3 million during the year ended December 31, 2013. The decrease in cost of sales was primarily due to a favorable impact from lower bauxite and caustic soda prices, improved LME-linked Alumina prices in relation to inventory valuation and by incremental CORE productivity savings. These favorable impacts partially offset by extreme weather conditions resulting in higher natural gas prices and production costs during the first quarter 2014.
Total cost of sales in the Bauxite segment was $116.2 million during the year ended December 31, 2014 compared to $117.1 million during the year ended December 31, 2013. The decrease in cost of sales is driven by favorable production costs such as lower fuel prices, shorter hauling distances and by incremental CORE productivity savings.
Flat-Rolled Products segment cost of sales increased to $541.7 million in the year ended December 31, 2014 from $520.4 million in the year ended December 31, 2013. The increase related principally to higher shipment volumes, partially offset by favorable metal timing and by incremental CORE productivity savings.
Selling, general and administrative expenses
Selling, general and administrative expenses in the year ended December 31, 2014 were $76.2 million compared to $97.1 million in the year ended December 31, 2013. Selling, general and administrative expenses decreased primarily due to lower compensation expenses and benefits as a result of 2013 workforce reductions and decreased relocation, severance and professional fees. Expenses in 2014 also decreased $1.0 million due to receipt of payment in the second quarter related to grant of easement rights for pass through of natural gas lines at our alumina facility. Additionally, 2013 included impairment charges of $5.5 million in our Flat-Rolled Products segment.
Operating income
Operating income in the year ended December 31, 2014 was $17.1 million compared to operating loss of $25.5 million in the year ended December 31, 2013. The increase primarily related to lower selling, general and administrative expenses and increases in realized MWTP prices in our Primary segment.

Interest expense, net
Interest expense during year ended December 31, 2014 increased to $50.4 million compared to $47.5 million for the year ended December 31, 2013. Our average outstanding indebtedness increased to $676.5 million during the year ended December 31, 2014 from $634.5 million in the year ended December 31, 2013.
Gain (loss) on hedging activities, net
Gain on hedging activities was $4.6 million in the year ended December 31, 2014 compared to a loss on hedging activities of $2.3 million in the year ended December 31, 2013. During the year ended December 31, 2013, we reclassified $6.4 million of aluminum and natural gas hedge net gains from AOCI into earnings. There were no remaining derivative gains or losses on hedging activities in AOCI to reclassify into earnings during the year ended December 31, 2014.
Debt refinancing expense
In the year ended December 31, 2013, we recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing representing the write-off of deferred financing costs and third-party fees related to the AcquisitionCo Notes due 2015.
Income (loss) before income taxes
Loss before income taxes was $28.7 million in the year ended December 31, 2014 compared to loss before income taxes of $77.8 million in the year ended December 31, 2013. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Year ended December 31,
	2014	2013
	$	$
	Increase (decrease) to net income
Special items:
Gain (loss) on hedging activities: (4)
GAAP mark-to-market gain (loss)	4.6	(2.3)
Cash settlements received (paid)	4.9	(9.1)
Amount treated as special item	(0.3)	6.8
Workforce reduction and other termination expenses (1)	(1.3)	(7.2)
Non-recurring consulting fees	(0.7)	—
Asset impairment (2)	—	(5.5)
Debt refinancing expense (3)	—	(2.5)
Other, net	(0.6)	—
Total special items (pre-tax)	(2.9)	(8.4)

(1)
The Company recorded $0.8 million related to workforce reductions at its Newport, AR light gauge facility and Primary Aluminum facility, and $0.3 million related to various other termination expenses in fourth quarter 2014. The Company recorded expense of $0.8 million related to an executive separation agreement in fourth quarter 2013 and $6.4 million for severance and other termination benefits in connection with its October 2013 workforce reduction at its Salisbury, NC Flat-Rolled Products facility and its Company-wide workforce reduction in December 2013.

(2)
The Company accelerated depreciation of $2.3 million and recorded impairment expense of $3.2 million in selling, general and administrative expenses to reduce the carrying value of certain fixed assets and other assets in connection with the workforce reduction at its Salisbury, NC Flat-Rolled Products facility.

(3)
Debt refinancing expense for the twelve months ended December 31, 2013 includes the write-off of deferred financing costs and third party fees related to the AcquisitionCo Notes due 2015 in connection with the first quarter 2013 Refinancing.

(4)	Prior periods have been recalculated to conform to the current period calculation of the special items impact of gain (loss) on hedging activities.
Income tax expense (benefit)
Income tax benefit was $2.1 million in the year ended December 31, 2014 compared to income tax benefit of $30.2 million in the year ended December 31, 2013.
The effective tax rate was 7.3% for 2014 and 38.8% for 2013. The effective income tax rate for the year ended December 31, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction and a foreign deferred tax asset valuation allowance. The effective income tax rate for the year ended December 31, 2013 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits.
The decrease in the effective income tax rate for the year ended December 31, 2014 compared to the year ended December 31, 2013 is primarily due to not recognizing a tax benefit from increased foreign losses because they are offset by a valuation allowance for the year ended December 31, 2014, and recognizing a $3.2 million income tax benefit resulting from enacted changes in state income tax laws for the year ended December 31, 2013.

Net income (loss)
Net loss was $26.6 million in the year ended December 31, 2014, compared to net loss of $47.6 million in the year ended December 31, 2013. The increase in net income resulted from a $42.6 million increase in operating income, a $6.9 million increase in gain on hedging activities, partially offset by a $2.9 million increase in interest expense and net $28.1 million increase in income tax expense.
Discussion of segment results for the year ended December 31, 2014 compared to year ended December 31, 2013
Bauxite
Segment loss in the year ended December 31, 2014 was $6.6 million compared to a profit of $8.2 million in the year ended December 31, 2013. Bauxite segment results reflect a $13.6 million negative impact of adjustments to the internal transfer pricing for bauxite sold to the Alumina segment, partially offset by favorably lower fuel prices and shorter haul distances.
Alumina
Segment profit in 2014 was $8.5 million compared to $13.6 million in 2013. Lower Alumina segment profit reflects the combination of the $9.3 million impact of extreme winter weather conditions in the first quarter 2014 and $12.1 million higher natural gas prices, offset by results from the transfer price adjustment discussed above.
Primary Aluminum
Segment profit in the year ended December 31, 2014 was $95.6 million compared to $51.9 million in the year ended December 31, 2013. This improvement was driven by higher realized Midwest Transaction Prices ($45.9 million, net), favorable petroleum coke prices and CORE productivity savings, partially offset by the effects of first quarter weather disruptions and lower second half 2014 production levels.
Flat-Rolled Products
Segment profit in 2014 was $55.9 million compared to $50.0 million in 2013. Segment profit increased primarily due to higher shipment volume, CORE productivity savings and favorable metal timing, partially offset by higher natural gas prices.
Corporate
Corporate costs in the year ended December 31, 2014 were $25.0 million, compared to $31.1 million in the year ended December 31, 2013. Corporate costs decreased primarily due to the impact of CORE productivity savings and lower professional fees.

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
Income (loss) before income taxes
Loss before income taxes was $77.8 million in the year ended December 31, 2013 compared to income before income taxes of $74.6 million in the year ended December 31, 2012. The special items outlined below significantly impacted the comparability of our pre-tax income (in millions):

	Year ended December 31,
	2013	2012
	$	$
Pre-tax impact of special items:
(Loss) gain on hedging activities	(2.3)	81.2
Workforce reduction (1)	(7.2)	—
Asset impairment (2)	(5.5)	—
Debt refinancing expense (3)	(2.5)	(8.6)
Labor negotiation contingency cost (4)	—	(4.1)
Modification of stock options (5)	—	(0.8)
Gain on sale of idle mill equipment	—	4.5
Total pre-tax impact of special items	(17.5)	72.2

(1)
We recorded expense of $0.8 million related to an executive separation agreement in fourth quarter 2013 and $6.4 million for severance and other termination benefits in connection with the workforce reduction at our Salisbury, NC Flat-Rolled Products facility announced in October 2013 and our Company-wide workforce reduction in December 2013.

(2)
We accelerated depreciation of $2.3 million and recorded impairment expense of $3.2 million in selling, general and administrative expenses to reduce the carrying value of certain fixed assets and other assets in connection with the workforce reduction at our Salisbury, NC Flat-Rolled Products facility.

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
Discussion of segment results for the year ended December 31, 2013 compared to year ended December 31, 2012
Bauxite
Segment profit in the year ended December 31, 2013 was $8.2 million compared to a loss of $0.2 million in the year ended December 31, 2012. Segment profit for the year ended December 31, 2013 reflected the positive impact of improved operating efficiency in the segment’s shipping operations, which led to a more favorable mix between internal and external shipments and to lower demurrage costs. These favorable effects were partially offset by lower internal selling prices and higher diesel fuel prices.
Alumina
Segment profit in 2013 was $13.6 million compared to $35.0 million in 2012. The 2013 segment profit reflects the negative impact on internal and external revenues, lower LME-indexed alumina prices, coupled with higher 2013 natural gas costs. A change in the basis for the estimated market price of bauxite assumed in the Alumina segment’s lower of cost or market adjustment reduced the inventory reserve, favorable impacting segment profit in the year ended December 31, 2013.
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
Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities and available borrowings under our ABL and project specific financing arrangements.
At December 31, 2014, we had $20.5 million of cash and cash equivalents. As of December 31, 2014 and December 31, 2013 cash and cash equivalents includes $1.8 million and $7.0 million, respectively, of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica.
As of December 31, 2014, available borrowing capacity under the Company’s asset-based revolving credit facility was $137.8 million, which is net of $39.8 million in outstanding letters of credit. The Company’s total available liquidity as of December 31, 2014 was $158.3 million.
As of December 31, 2014, our total indebtedness was $668.0 million. Based on the amount of indebtedness outstanding and interest rates at December 31, 2014, our annualized cash interest expense is approximately $50 million for 2015. This amount includes interest expense on floating-rate obligations and is subject to increase in the event interest rates rise.
On February 18, 2015, the Board declared a regular quarterly dividend of $0.01 per share to be paid on March 25, 2015 to shareholders of record as of March 2, 2015. Cash payments related to the dividend will total approximately $0.7 million. In the year ended December 31, 2014, we made cash dividend payments to shareholders totaling $2.7 million.
As of December 31, 2013, we had $59.5 million of deferred tax liabilities related to taxable cancellation of debt income generated prior to 2011. Those gains will be included in our taxable income from 2014 through 2018 and will therefore increase our cash tax payments by approximately $14.8 million annually during that period. Our 2013 cash tax payments included no similar items.
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
Discussion of certain historical cash flow information for the years ended December 31, 2014 and 2013
The following table sets forth consolidated cash flow information for the periods indicated (in millions):

	Year ended December 31,
	2014	2013
	$	$
Cash provided by operating activities	30.6	64.2
Cash used in investing activities	(93.2)	(71.8)
Cash provided by financing activities	3.7	50.9
Change in cash and cash equivalents	(58.9)	43.3
Operating activities
Operating activities generated $30.6 million of cash in the year ended December 31, 2014 compared to $64.2 million in the year ended December 31, 2013.
In 2014, we generated $127.3 million of Adjusted EBITDA, comprised solely of segment profit (Adjusted EBITDA is defined and discussed under the following “Adjusted EBITDA” section). During 2014, we paid interest of $50.0 million, and made income tax payments of $10.8 million. Operating working capital used $12.6 million of cash in 2014.
Investing activities
Capital expenditures were $93.5 million in the year ended December 31, 2014 and $72.7 million in the year ended December 31, 2013. Property, plant and equipment accrued as a liability and not yet paid were $3.0 million for the year ended December 31, 2014 and $5.0 million for the year ended December 31, 2013 and are not reflected as capital expenditures in the accompanying consolidated statements of cash flows. In 2015, we expect to invest approximately $75.0 million related to sustaining projects, and $25.0 million to complete the Rod mill and port expansion projects.
On February 20, 2013, we announced plans to expand our investment in the port expansion project from $11 million to up to $20 million. We expect the port expansion project to increase shipping capacity at St. Ann. The additional investment expanded the scope of the project to include improvements in railing infrastructure used in our bauxite mining operation. Capital expenditures for the year ended December 31, 2014 include $6.8 million related to the port expansion project. The project was substantially completed in February 2015. We have project specific financing in place for this investment.
We previously announced a project to build a new rod mill at our facility in New Madrid, Missouri, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod for a total cost of approximately $55 million. In 2013, we entered into a financing arrangement with a third party to finance the off-site construction of the rod production line, which comprises certain machinery, equipment and other components. Pursuant to the terms of the third party arrangement, upon delivery of the production line to our facility, we repaid the third party for amounts paid to the construction company throughout the construction phase, plus interest and fees, and assume any remaining payments. Closing on the new production line was completed in October 2014. Consistent with previous expectations, the Company spent approximately $19.3 million on the project during fourth quarter 2014, of which $12.9 million related to equipment already manufactured and delivered. We are scheduled to start production of the new Rod mill in December of 2015.
Financing activities
In December 2012, we entered into a financing agreement with a third party (the “project specific financing” arrangement) which allowed us to borrow a maximum of $20.0 million to fund capital improvements related to port expansion and railing improvements designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. The outstanding balance as of December 31, 2013 was $11.0 million. During the first quarter of 2014, we borrowed $6.5 million from this project specific financing arrangement. On December 16, 2014, we amended our credit agreement to increase the borrowing capacity from $20.0 to $22.5 million. During December 2014 we borrowed the remaining $5.0 million resulting in an outstanding balance as of December 31, 2014 of $22.5 million.

The following table summarizes the cash dividends paid during 2014 and 2013.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 20, 2013	0.04	March 27, 2013	2.7
April 24, 2013	0.04	May 29, 2013	2.7
July 24, 2013	0.04	August 28, 2013	2.8
October 30, 2013	0.01	December 5, 2013	0.7
February 19, 2014	0.01	March 26, 2014	0.7
April 22, 2014	0.01	May 28, 2014	0.7
August 11, 2014	0.01	September 17, 2014	0.7
November 3, 2014	0.01	December 8, 2014	0.6
Discussion of certain historical cash flow information for the years ended December 31, 2013 and 2012
The following table sets forth consolidated cash flow information for the periods indicated (in millions):

	Year ended December 31,
	2013	2012
	$	$
Cash provided by operating activities	64.2	18.9
Cash used in investing activities	(71.8)	(82.6)
Cash provided by financing activities	50.9	57.1
Change in cash and cash equivalents	43.3	(6.6)
Operating activities
Operating activities generated $64.2 million of cash in the year ended December 31, 2013 compared to $18.9 million in the year ended December 31, 2012.
In 2013, we produced $93.1 million of Adjusted EBITDA, comprised solely of segment profit (Adjusted EBITDA is defined and discussed under the following “Adjusted EBITDA” section). During 2013, we paid interest of $46.1 million, and made income tax payments of $3.7 million, offset by other net cash provided of $0.8 million. Operating working capital provided $20.1 million of cash in 2013.
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
In July 2012, we announced a project build a new rod mill at our facility in New Madrid, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod. We expect the new rod mill to cost approximately $55 million and increase the facility’s redraw rod production capacity to 220 million pounds annually. We have obtained customer commitments for 220 million pounds. We are evaluating the opportunity these customer commitments, combined with our existing customers’ requirements, provide to continue operating both of our existing mills, which had a combined annual capacity of 155 million pounds as of December 31, 2013. We are scheduled to start production of the new Rod mill in December of 2015.
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

During late 2010, we re-launched a project to expand the aluminum production capacity at our New Madrid smelter at a remaining cost of $38.0 million. The project involves a combination of additional rectifiers and upgraded equipment allowing for increased aluminum production up to 35.0 million pounds (“the Rectifier Project”). The Rectifier Project has the added benefit of greater efficiency and reliability through upgrades and redundancy of equipment. We expect efficiency gains and reliability improvements to be achieved as rectifiers and equipment upgrades are installed, independent of any increase in production level.
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
Noranda AcquisitionCo has the following senior secured credit facilities and senior unsecured notes outstanding as of December 31, 2014:

•
a Term B Loan that matures February 2019 with an aggregate original principal amount of $485.0 million, consisting of an initial borrowing of $325.0 million (the “Term B Loan”) and incremental borrowings totaling $160.0 million

•
a $250.0 million asset based revolving credit facility that matures in February 2017, which includes borrowing capacity available for letters of credit and for borrowing on same-day notice (the “ABL”);

•
an incremental asset-based revolving credit facility, consisting of $15.0 million in additional borrowing capacity on a FILO basis, under our existing asset-based revolving credit facility (the “incremental ABL”); and

•	$175.0 million principal balance of senior unsecured 11% notes due June 2019 (the “AcquisitionCo Notes”).
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
On March 8, 2013, we entered into an incremental term loan facility in the amount of $110.0 million under our existing term loan credit agreement (the “$110.0 million incremental Term B Loan”). The $110.0 million incremental Term B Loan agreement permitted us to incur further incremental borrowings under the existing Term B Loan in an aggregate principal amount not to exceed the greater of (1) $50.0 million and (2) an amount such that, after giving effect to such incremental borrowing, we would be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. On May 29, 2013, we borrowed an additional $50.0 million, which we refer to as the “$50.0 million incremental Term B Loan.” Borrowings under the $50.0 million incremental Term B Loan were used for general corporate purposes. The $110.0 million incremental Term B Loan and the $50.0 million incremental Term B Loan are due and payable on February 28, 2019 and have the same terms as borrowings under the existing Term B Loan.
Obligations of Noranda AcquisitionCo under the Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo’s wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently NHB Capital LLC (“NHB”), in which we have a 100% ownership interest, is our only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are second priority (subordinate to the liens in favor of the ABL) with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.
All outstanding principal and interest under the Term B Loan will be due and payable on February 28, 2019. The Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable in quarterly installments, with the balance due on the maturity date.
Noranda AcquisitionCo may prepay amounts outstanding under the Term B Loan at any time. If such prepayment were made on or prior to the first anniversary of the date of the Term B Loan initial borrowing as a result of certain refinancing or repricing transactions,

Noranda AcquisitionCo would have been required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. No such fees were incurred in 2014 or 2013. Subject to certain exceptions, the Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of annual excess cash flow, which percentage is based upon Noranda AcquisitionCo’s total net senior secured leverage ratio. During both 2014 and 2013, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement, nor, given our 2014 financial results, will any mandatory prepayments be due pursuant to the cash flow sweep provisions of the credit agreement during 2015.
Borrowings under the Term B Loan bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo’s option, either (a) a base rate calculated in a customary manner (provided such base rate shall not be less than 2.25%) or (b) an adjusted eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate shall not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The Term B Loan contains certain customary affirmative and negative covenants, restrictions and events of default.
As of December 31, 2014, we had $470.7 million outstanding under the Term B Loan, including the incremental borrowings, net of $2.4 million of unamortized discount.
ABL
Subject to certain exceptions, maximum availability under the ABL is equal to the lesser of (1) $250.0 million and (2) a borrowing base equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (a) 80% of the lesser of the original cost or market value of eligible inventory and (b) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves. The borrowers may request the issuance of letters of credit up to an aggregate face amount of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the ABL. The ABL also permits Noranda AcquisitionCo to incur incremental commitments thereunder in an aggregate principal amount of up to $100.0 million. Incremental commitments are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such commitments.
Obligations of the borrowers under the ABL are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo’s wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently, NHB is the only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are first priority with respect to accounts receivable, inventory and certain related assets and second priority (subordinate to the liens in favor of the Term B Loan) with respect to all other pledged assets.
All outstanding principal and interest under the ABL will be due and payable on February 28, 2017. Noranda AcquisitionCo may prepay amounts, and/or terminate commitments, outstanding under the ABL at any time without penalty or premium.
Borrowings under the ABL bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo’s option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin is determined based on Noranda AcquisitionCo’s average quarterly excess availability under the ABL. The applicable margin ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.5% to 2.00% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (a) the applicable margin with respect to eurodollar borrowings and (b) the average amount available to be drawn under outstanding letters of credit during such quarter.
The ABL contains certain customary affirmative and negative covenants, restrictions and events of default. If our ABL Fixed-Charge Coverage Ratio is less than 1.0 to 1.0, we must maintain at least $20.0 million of available borrowing capacity under our ABL. As of December 31, 2014, our ABL Fixed-Charge Coverage Ratio was greater than 1.0 to 1.0.
The ABL had no outstanding balance at December 31, 2014 or December 31, 2013. Outstanding letters of credit on the ABL were $39.8 million and $34.6 million, respectively, at December 31, 2014 and December 31, 2013. Our effective borrowing capacity calculated as of December 31, 2014 was $137.8 million.
On May 15, 2013, we entered into an incremental asset-based revolving credit facility, consisting of $15.0 million in additional commitments on a FILO basis, under our existing asset-based revolving credit facility. We refer to this incremental asset-based loan as the “incremental ABL.” Loans under the incremental ABL will be used for general corporate purposes, will bear interest at a rate equal to the rate applicable to loans under our existing asset-based revolving credit facility plus 1.5% per annum, will mature in February 2017 and, except as set forth herein, will be subject to the same terms and conditions as loans under the existing asset-based loan credit agreement. The incremental ABL had no outstanding balances as of December 31, 2013 and December 31, 2014.

Senior Notes
AcquisitionCo Notes due 2019
On March 8, 2013, we completed a private offering of $175.0 million of 11.00% AcquisitionCo Notes due June 1, 2019. The AcquisitionCo Notes due 2019 are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by Noranda HoldCo and the domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. The indenture governing the AcquisitionCo Notes due 2019 contains certain customary affirmative and negative covenants, restrictions and events of default. In January 2014 the Company registered the AcquisitionCo Notes by exchanging these notes for identical notes, except that the exchange notes have been registered under the U.S. federal securities laws and are not subject to transfer restrictions.
As of December 31, 2014, we had $173.3 million in principal amount of AcquisitionCo Notes due 2019 outstanding, net of unamortized underwriting discount of $1.7 million.

Adjusted EBITDA
Management uses “Adjusted EBITDA”, referred to as “EBITDA” in the Company’s debt agreements, as a liquidity measure. The Company’s debt agreements do not require it to achieve any specified level of Adjusted EBITDA, or ratio of Adjusted EBITDA to any other financial metric, in order to avoid a default (subject, in the case of the senior secured revolving credit facility, to its maintaining minimum availability thereunder). As used herein, Adjusted EBITDA means net income before income taxes, net interest expense, depreciation and amortization, adjusted to eliminate certain non-cash expenses and other specified items of income or expense as outlined below (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Adjusted EBITDA	127.3	93.1	96.9
Last in, first out and lower of cost or market inventory adjustments (a)	(4.9)	2.6	9.7
Gain (loss) on disposal of assets	(0.4)	0.5	5.0
Asset impairment	—	(5.9)	—
Non-cash pension, accretion and stock compensation	(9.6)	(20.5)	(17.5)
Restructuring, relocation and severance	(1.3)	(7.9)	(0.9)
Consulting fees	(0.7)	(0.5)	(0.7)
Debt refinancing expense	—	(2.5)	(8.1)
Non-cash derivative gains (losses) (b)	(0.3)	6.8	126.7
Other, net	1.1	—	(4.9)
Depreciation and amortization	(89.5)	(96.0)	(98.5)
Interest expense, net	(50.4)	(47.5)	(33.1)
Income tax benefit (expense)	2.1	30.2	(25.1)
Net income (loss)	(26.6)	(47.6)	49.5

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in interest rates, and the current price of aluminum and natural gas. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/paid (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Variable price aluminum offset swaps and other	5.0	9.1	7.7
Natural gas swaps	—	—	37.8
Total	5.0	9.1	45.5
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
The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Adjusted EBITDA	127.3	93.1	96.9
Stock compensation expense	3.4	4.8	4.8
Changes in other assets	(10.4)	1.0	(10.3)
Changes in pension, other post-retirement liabilities and other long-term liabilities	(2.4)	7.2	4.7
Changes in current operating asset and liabilities	(18.6)	33.6	5.4
Changes in current income taxes	(9.5)	(2.4)	(27.5)
Changes in accrued interest	(47.7)	(44.9)	(30.3)
Non-cash pension, accretion and stock compensation	(9.6)	(20.5)	(17.5)
Restructuring, relocation and severance	(1.3)	(7.9)	(0.9)
Consulting and sponsor fees	(0.7)	(0.5)	(0.7)
Other	0.1	0.7	(5.7)
Cash flow from operating activities	30.6	64.2	18.9

Contractual Obligations and Contingencies
Our contractual obligations as of December 31, 2014 (in millions) were:

	Total	2015	2016	2017	2018	2019	Thereafter
	$	$	$	$	$	$	$
Operating activities:
Operating lease commitments	3.6	1.7	0.9	0.8	0.2	—	—
Capital lease	0.5	0.1	0.1	0.1	0.1	0.1	—
Power contract	3.0	0.7	0.5	0.5	0.5	0.5	0.3
Other purchases	0.9	0.9	—	—	—	—	—
Asset retirement obligations	17.7	4.0	1.5	1.5	1.5	1.5	7.7
Environmental remediation obligations	2.8	1.7	—	—	—	—	1.1
Land obligations	10.5	3.7	3.4	3.4	—	—	—
Reclamation obligations	1.5	1.5	—	—	—	—	—
Pension and OPEB benefit payments	278.3	22.0	23.0	24.3	25.7	27.1	156.2
Investing activities:
Capital expenditures	3.0	3.0	—	—	—	—	—
Financing activities:
Total debt	670.5	10.5	10.5	10.5	10.5	628.5	—
Interest	204.8	50.1	49.2	47.1	46.1	12.3	—
Total	1,197.1	99.9	89.1	88.2	84.6	670.0	165.3
Obligations for operating activities
We enter into operating leases in the normal course of business, including leases on certain manufacturing and warehouse facilities. We have a long-term power contract at New Madrid and contracts for minimum nitrogen purchases in our Flat-Rolled product segment.

If the nitrogen contracts are cancelled during 2015, we would be obligated to pay contract termination fees of approximately $1.3 million. Obligations that are legally cancellable without penalty are excluded.
We have other contractual obligations that are reflected in the consolidated financial statements, including asset retirement obligations (“AROs”), environmental remediation, land and reclamation obligations. AROs are stated at the present value of the liability. In the table above, AROs for 2015 include an additional $1.7 million related to other obligations for pots at New Madrid which are recorded in other accrued liabilities in our consolidated balance sheets.
Pension and OPEB expected benefit payments have been included above at amounts estimated annually by our actuaries. To the extent that actual returns on pension fund investments are lower than our estimates, our future requirements to fund those benefit payments could increase to above historical levels. In 2015, we expect to make pension contributions totaling $17.8 million and $0.4 million for the Noranda Pension Plans and the St. Ann Pension Plans, respectively. We may elect to make additional contributions to the plans.
As of December 31, 2014, the noncurrent portion of our income tax liability, including accrued interest and penalties, related to unrecognized tax benefits, was approximately $2.0 million, which is not included in the table above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined.
The GOJ and NBL are parties to an Establishment Agreement, as amended, that governs the relationship between them as to the operation of our bauxite mining operation in St. Ann, Jamaica. This agreement sets the fiscal structure through December 31, 2014. The agreement provided for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. As of December 31, 2014 , we believe we have met our commitments under this agreement and will not incur any penalty that could be material to our consolidated financial statements. These commitments are not included in the table above.
Obligations for investing activities
Capital expenditures which were accrued as a liability as of December 31, 2014 of $3.0 million are included above, as these amounts will be paid during 2015.
Obligations for financing activities
Total debt and interest payments in the table above reflect our debt and interest obligations as of December 31, 2014 (based on interest rates as of December 31, 2014). The Term B Loan requires AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable quarterly, with the balance due on the maturity date.

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
We had three counterparties for our variable price aluminum offset swaps as of December 31, 2014 and December 31, 2013. In accordance with our master agreements described below, we use our counterparty’s credit adjustment for the fair value adjustment. We are not required to post additional collateral or cash margin under our arrangements. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements may provide for us to establish margin accounts in favor of the broker. These margin account balances are netted in the settlement of swap liability. At each of December 31, 2014 and 2013, we had no balance in the margin account.
Our derivatives transactions with each of these counterparties are governed by an ISDA Master Agreement, a form document produced by the International Swaps and Derivatives Association and widely used by derivatives market participants to establish basic, market-standard background rules to govern substantive economic transactions. The substantive economic terms of swap and derivative transactions, such as our derivative arrangements described herein, are typically agreed to orally and subsequently memorialized in short-form confirmations that are governed by the background provisions of the ISDA Master Agreement. While management may alter our hedging strategies in the future based on our view of actual forecasted prices, there are no plans in place that would require us to post cash under the master agreement with these counterparties.
We believe the credit and performance risk with respect to variable price MWP contracts and fixed price aluminum customer contracts are minimal. This is based on the historical credit and performance of our counterparties of fixed price aluminum customer contracts and the materiality of the MWP contracts in place as of December 31, 2014 and December 31, 2013.
Financial Risk
Fair values and sensitivity analysis. The following tables show the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges. The risk factor associated with the commodity swaps is the market price associated with the respective commodity.
As of December 31, 2014, certain of our debt agreements include variable interest rates and will be subject to movement during the course of the agreement. As of December 31, 2014 and 2013, outstanding floating-rate debt was $470.7 million and $475.0 million, respectively. Based on the amount of indebtedness outstanding at December 31, 2014 and the interest rates in effect on such date, our 2015 estimated cash interest expense is approximately $50.0 million for 2015. A 1% increase in the interest rates would increase our annual interest expense by an estimated $4.7 million, excluding the senior fixed rate notes.
The following tables represents our sensitivity summary showing the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges at December 31, 2014 and 2013.

	Derivative value as of			Derivative value as of
	December 31, 2014			December 31, 2013
	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor
	$	$	$	$	$	$
Fixed price aluminum customer contracts	(4.4)	2.4	9.1	(4.6)	2.9	10.4
Variable price aluminum offset swaps	1.2	(4.3)	(10.1)	2.9	(4.2)	(11.2)
Variable price MWP contracts	5.0	3.3	1.7	2.9	1.8	0.7
Total	1.8	1.4	0.7	1.2	0.5	(0.1)
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report, which is presented on the following page.
/s/ Layle K. Smith
Layle K. Smith
President and Chief Executive Officer
February 27, 2015
/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Noranda Aluminum Holding Corporation
We have audited the accompanying consolidated balance sheets of Noranda Aluminum Holding Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noranda Aluminum Holding Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Noranda Aluminum Holding Corporation
We have audited Noranda Aluminum Holding Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Noranda Aluminum Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Noranda Aluminum Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014 of Noranda Aluminum Holding Corporation and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
February 27, 2015

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31
	2014	2013
	$	$
ASSETS
Current assets:
Cash and cash equivalents	20.5	79.4
Accounts receivable, net	102.5	86.7
Inventories, net	196.7	178.7
Other current assets	27.4	19.5
Total current assets	347.1	364.3
Property, plant and equipment, net	695.0	677.2
Goodwill	137.6	137.6
Other intangible assets, net	49.3	55.2
Other assets	89.1	87.8
Total assets	1,318.1	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	122.6	89.2
Accrued liabilities	59.1	65.0
Deferred tax liabilities	11.7	2.1
Current portion of long-term debt	11.6	4.9
Total current liabilities	205.0	161.2
Long-term debt, net	656.4	654.2
Pension and other post-retirement benefit (“OPEB”) liabilities	195.4	115.8
Other long-term liabilities	45.9	50.0
Long-term deferred tax liabilities	143.3	193.6
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at December 31, 2014 and December 31, 2013)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 68.9 shares issued and outstanding at December 31, 2014; 68.1 shares issued and outstanding at December 31, 2013)	0.7	0.7
Capital in excess of par value	243.6	239.7
Accumulated deficit	(68.2)	(38.7)
Accumulated other comprehensive loss	(110.0)	(60.4)
Total shareholders’ equity	66.1	141.3
Non-controlling interest	6.0	6.0
Total equity	72.1	147.3
Total liabilities and equity	1,318.1	1,322.1
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year ended December 31,
	2014	2013	2012
	$	$	$
Sales	1,355.1	1,343.5	1,394.9
Operating costs and expenses:
Cost of sales	1,261.8	1,271.9	1,277.7
Selling, general and administrative expenses	76.2	97.1	82.6
Total operating costs and expenses	1,338.0	1,369.0	1,360.3
Operating income (loss)	17.1	(25.5)	34.6
Other (income) expense:
Interest expense, net	50.4	47.5	33.1
(Gain) loss on hedging activities, net	(4.6)	2.3	(81.2)
Debt refinancing expense	—	2.5	8.1
Total other (income) expense, net	45.8	52.3	(40.0)
Income (loss) before income taxes	(28.7)	(77.8)	74.6
Income tax expense (benefit)	(2.1)	(30.2)	25.1
Net income (loss)	(26.6)	(47.6)	49.5
Net income (loss) per common share:
Basic	$(0.39)	$(0.70)	$0.73
Diluted	$(0.39)	$(0.70)	$0.72
Weighted-average common shares outstanding:
Basic (shares, in millions)	68.68	67.94	67.55
Diluted (shares, in millions)	68.68	67.94	69.12
Cash dividends declared per common share	$0.04	$0.13	$1.41
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2014	2013	2012
	$	$	$
Net income (loss)	(26.6)	(47.6)	49.5
Other comprehensive income (loss):
Unrealized pension and OPEB gain (loss)	(83.1)	67.2	(24.3)
Reclassification of pension and OPEB amounts realized in net income (loss)	5.2	14.0	11.9
Unrealized loss on derivatives	—	—	(3.5)
Reclassification of derivative amounts realized in net income (loss)	—	(6.4)	(84.2)
Total other comprehensive income (loss), before tax	(77.9)	74.8	(100.1)
Income tax expense (benefit) related to components of other comprehensive income (loss)	(28.3)	29.5	(36.8)
Total other comprehensive income (loss), net of tax	(49.6)	45.3	(63.3)
Total comprehensive income (loss)	(76.2)	(2.3)	(13.8)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Preferred stock	Common stock	Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2011	—	0.7	231.9	63.4	(42.4)	6.0	259.6
Net income	—	—	—	49.5	—	—	49.5
Other comprehensive loss	—	—	—	—	(63.3)	—	(63.3)
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	0.2	—	—	—	0.2
Stock compensation expense related to equity-based awards	—	—	4.6	—	—	—	4.6
Excess taxes related to share-based payment arrangements	—	—	(0.1)	—	—	—	(0.1)
Vesting of awards, share-based plans	—	—	(0.1)	0.1	—	—	—
Dividends to shareholders @ $1.41 per share	—	—	—	(95.1)	—	—	(95.1)
Distribution to share-based award holders @ $1.25 per share	—	—	(3.1)	—	—	—	(3.1)
Balance, December 31, 2012	—	0.7	233.4	17.9	(105.7)	6.0	152.3
Net income	—	—	—	(47.6)	—	—	(47.6)
Other comprehensive income	—	—	—	—	45.3	—	45.3
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	(0.2)	—	—	—	(0.2)
Stock compensation expense related to equity-based awards	—	—	4.8	—	—	—	4.8
Excess taxes related to share-based payment arrangements	—	—	(0.4)	—	—	—	(0.4)
Vesting of awards, share-based plans	—	—	0.1	(0.2)	—	—	(0.1)
Reclassified common shares	—	—	2.0	—	—	—	2.0
Dividends to shareholders @ $0.13 per share	—	—	—	(8.8)	—	—	(8.8)
Balance, December 31, 2013	—	0.7	239.7	(38.7)	(60.4)	6.0	147.3
Net income	—	—	—	(26.6)	—	—	(26.6)
Other comprehensive loss	—	—	—	—	(49.6)	—	(49.6)
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	(1.2)	—	—	—	(1.2)
Stock compensation expense related to equity-based awards	—	—	3.4	—	—	—	3.4
Vesting of awards, share-based plans	—	—	0.1	(0.2)	—	—	(0.1)
Vesting of awards, incentive compensation	—	—	1.6	—	—	—	1.6
Dividends to shareholders @ $0.04 per share	—	—	—	(2.7)	—	—	(2.7)
Balance, December 31, 2014	—	0.7	243.6	(68.2)	(110.0)	6.0	72.1
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2014	2013	2012
	$	$	$
OPERATING ACTIVITIES
Net income (loss)	(26.6)	(47.6)	49.5
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	89.5	96.0	98.5
Non-cash interest expense	2.7	2.6	2.8
Last in, first out and lower of cost or market inventory adjustments	4.9	(2.6)	(9.7)
Asset impairment	—	5.9	—
(Gain) loss on disposal of assets	0.4	(0.5)	(5.0)
(Gain) loss on hedging activities, excluding cash settlements	(0.7)	(6.1)	(127.5)
Debt refinancing expense	—	2.5	8.1
Deferred income taxes	(11.6)	(32.6)	(2.3)
Share-based compensation expense	3.4	4.8	4.8
Excess tax benefit related to share-based payment arrangements	—	—	(0.1)
Changes in other assets	(10.4)	1.0	(10.3)
Changes in pension, other post-retirement and other long-term liabilities	(2.4)	7.2	4.7
Changes in current operating assets and liabilities:
Accounts receivable, net	(15.8)	19.9	1.0
Inventories, net	(25.0)	19.5	(0.7)
Taxes receivable and taxes payable	(1.4)	(1.0)	(4.8)
Other current assets	0.7	12.3	22.4
Accounts payable	28.2	(19.3)	16.2
Accrued liabilities	(5.3)	2.2	(28.7)
Cash provided by operating activities	30.6	64.2	18.9
INVESTING ACTIVITIES
Capital expenditures	(93.5)	(72.7)	(87.9)
Proceeds from sale of property, plant and equipment	0.3	0.9	5.3
Cash used in investing activities	(93.2)	(71.8)	(82.6)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(1.2)	(0.2)	0.2
Dividends paid to shareholders	(2.7)	(8.8)	(95.1)
Distributions paid to share-based award holders	—	—	(3.1)
Repayments of long-term debt	(4.9)	(280.0)	(155.0)
Borrowings on long-term debt, net	12.5	342.8	322.6
Borrowing on revolving credit facility	173.0	11.0	10.0
Repayments on revolving credit facility	(173.0)	(11.0)	(10.0)
Payments of financing costs	—	(2.9)	(12.6)
Excess tax benefit related to share-based payment arrangements	—	—	0.1
Cash provided by financing activities	3.7	50.9	57.1
Change in cash and cash equivalents	(58.9)	43.3	(6.6)
Cash and cash equivalents, beginning of period	79.4	36.1	42.7
Cash and cash equivalents, end of period	20.5	79.4	36.1
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
On May 18, 2007, Noranda AcquisitionCo purchased all of the outstanding shares of Noranda Intermediate from Xstrata PLC (together with its subsidiaries, “Xstrata”), and Xstrata (Schweiz) A.G., a direct wholly owned subsidiary of Xstrata. This transaction is referred to as the “Apollo Acquisition.” The purchase price for Noranda Intermediate was $1,150.0 million, excluding acquisition costs. Subsequent to the Apollo Acquisition, certain members of our management contributed $1.9 million in cash through the purchase of common shares.
In August 2009, we completed an acquisition of our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or “Gramercy”) and our bauxite mining operation in St. Ann, Jamaica (Noranda Bauxite Limited, or “St. Ann”) whereby they became wholly owned subsidiaries. Previously, we held a 50% interest in Gramercy and in St. Ann.
On May 19, 2010, we completed an IPO of 11.5 million shares of common stock at an $8.00 per share public offering price on the New York Stock Exchange (NYSE: NOR). The net proceeds after the underwriting discounts, commissions, fees and expenses amounted to approximately $82.9 million.
In December 2010, we completed a follow-on offering of 11.5 million shares of common stock at an price offering of $11.35 per share. See Note 15, "Shareholders' Equity" for further discussion on the Company’s common stock offerings.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In management’s opinion, the consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results, including the elimination of all intercompany accounts and transactions amongst our wholly owned subsidiaries.
Reclassifications
Certain reclassifications have been made to the consolidated balance sheet for the year ended December 31, 2013 to conform to the December 31, 2014 presentation. Taxes receivable and prepaid assets totaling $2.6 million and $4.6 million, respectively, were combined with other current assets. Derivative liabilities, net totaling $4.0 million were combined with accrued liabilities. Long-term derivative liabilities, net totaling $0.2 million were combined with other long-term liabilities.
Certain reclassifications have also been made to the consolidated statement of cash flows for the years ended December 31, 2013 and December 31, 2012 to conform to the 2014 presentation. Borrowings on the revolving credit facility of $11.0 million and $10.0 million, respectively, and repayments on the revolving credit facility of $11.0 million and $10.0 million, respectively, were disclosed as separate line items within cash provided by financing activities. These reclassifications had no impact on net income or net cash flows.
Recent Accounting Pronouncements
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
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The ASU provides guidance on determining when and how to disclose going- concern uncertainties in financial statements. The Company will be required to perform interim and annual assessments of its ability to continue as a going concern within one year of the date that the financial statements are issued. The Company must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting
We are a vertically integrated producer of value-added primary aluminum and high quality rolled aluminum coils. Our principal operations include an aluminum smelter in New Madrid, Missouri (“New Madrid”) and four rolling mill facilities in the Southeastern United States. New Madrid is supported by Gramercy and St. Ann. As discussed further in Note 2, "Segments", we report our activities in five segments: our Bauxite segment comprises the operations of St. Ann; our Alumina segment comprises the operations of Gramercy; our Primary Aluminum segment comprises the operations of New Madrid; and our Flat-Rolled Products segment comprises the operations of our four rolling mills, which are located in Huntingdon, Tennessee; Salisbury, North Carolina and Newport, Arkansas. Our corporate expenses represent our fifth segment.
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
Cash Equivalents
Cash equivalents comprise short-term, highly liquid investments with initial maturities of 3 months or less. We place our temporary cash equivalent investments with high credit quality financial institutions, which include money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. We consider our investments in money market funds to be available for use in our operations.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with a definite life (primarily customer relationships) are amortized over their expected lives and are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable.
Self-Insurance
We are primarily self-insured for workers’ compensation. The self-insurance liability is determined based on claims filed but not paid and an estimate of claims incurred but not yet reported. Based on actuarially determined estimates and discount rates of 0.7% in 2014 and 0.5% in 2013, as of December 31, 2014 and 2013, we had $5.6 million and $5.1 million, respectively, of accrued liabilities and $15.3 million and $15.7 million, respectively, of other long-term liabilities related to these claims.
At each of December 31, 2014 and 2013, we held $1.9 million and $2.1 million, respectively, in a restricted cash account to secure the payment of workers’ compensation obligations. This restricted cash is included in other assets in the accompanying consolidated balance sheets. In addition, we have $19.8 million of undrawn letters of credit as collateral for these obligations.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Reclamation Obligations
St. Ann has obligations to rehabilitate land disturbed by St. Ann’s bauxite mining operations. The reclamation process is governed by the Government of Jamaica (“GOJ”) regulations and includes filling the open mining pits and planting vegetation. GOJ regulations require the reclamation process to be completed within a certain period from the date a mining pit is mined-out, generally three years. Liabilities for reclamation are accrued as lands are disturbed and are based on the approximate number of hectares to be rehabilitated and the average expected cost per hectare.
Land Obligations
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options (the “St. Ann Land Obligations”). We account for the costs associated with fulfilling the St. Ann Land Obligations by recording an asset (included in other assets in our consolidated balance sheets) for the estimated cost of the consideration, with a corresponding liability (included in accrued liabilities and other long-term liabilities in our consolidated balance sheets). We amortize those costs over a three-year period, representing the approximate time the land is used for mining purposes, including reclamation (the “Mining Period”).
In addition to the St. Ann Land Obligations, we have an agreement with the GOJ which requires us to fulfill obligations that pre-date St. Ann’s partnership with the GOJ. The costs to fulfill those obligations will be reimbursed by the GOJ up to a $4.3 million limit. St. Ann bears any costs in excess of that limit, including foreign currency adjustments (the “Predecessor Land Obligations”). At December 31, 2014 and December 31, 2013, we had recorded a liability of $1.8 million and $2.1 million, respectively, for the amount by which we believe our costs to fulfill the Predecessor Land Obligations will exceed the $4.3 million limit.
For both the St. Ann Land Obligations and the Predecessor Land Obligations, we record the costs to acquire and develop the assets to be used to satisfy the obligations, such as land, land improvements, and housing, as property, plant and equipment in our consolidated balance sheets. As cash is paid or title to land, land improvements and houses is transferred, we reduce the asset and the corresponding land obligations.
Relocating residents occurs often over several years, requiring management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates; therefore, further adjustments to the St. Ann Land Obligations and the Predecessor Land Obligations may be necessary.
We amortize adjustments to the liabilities prospectively over the remaining amortization period in cases where the Mining Period has not been completed. As revisions are made in cases where the Mining Period is complete, we record additional expense in the period of revision.
Pensions and Other Post-Retirement Benefits
We sponsor defined benefit pension and OPEB plans for which we recognize expenses, assets and liabilities based on actuarial assumptions regarding the valuation of benefit obligations and the future performance of plan assets. We recognize the funded status of the plans as an asset or liability in the consolidated financial statements, measure defined benefit pension and OPEB plan assets and obligations as of the end of our fiscal year, and recognize the change in the funded status of defined benefit pension and OPEB plans in accumulated other comprehensive income (“AOCI”). The primary assumptions used in calculating pension and OPEB expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, expected rate of return on plan assets and projected salary increases. These rates are estimated annually as of December 31.
Pension and OPEB benefit obligations are actuarially calculated using management’s best estimates and based on expected service periods, salary increases and retirement ages of employees. Pension and OPEB benefit expense includes the actuarially computed cost of benefits earned during the current service periods, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. The primary assumptions used in calculating pension expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, the expected long-term rate of return on plan assets and assumptions related to the employee workforce including projected salary increases, retirement age and mortality. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Post-Employment Benefits
We provide certain benefits to former or inactive employees after employment but before retirement and accrue for the related cost over the service lives of the employees. These benefits include, among others, disability, severance and workers’ compensation. We are self-insured for these liabilities. At both December 31, 2014 and 2013, we carried a liability totaling $0.7 million and $0.8 million respectively, for these benefits, based on actuarially determined estimates. These estimates were not discounted due to the short duration of the future payments.
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
U.S. GAAP permits entities that enter into master netting arrangements with the same counterparty as part of their derivative transactions to offset in their consolidated financial statements net derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. The net derivative positions are presented gross in Note 14, “Derivative Financial Instruments”.
Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative assets and liabilities, accounts payable and long-term debt due to third parties. Financial instruments expose us to market and credit risks which, at times, may be concentrated with certain groups of counterparties. We periodically evaluate the financial condition of our counterparties and take appropriate action to minimize our risk of loss. We generally do not require collateral for trade receivables. At December 31, 2014, we did not have substantial doubt that any of our financial instrument counterparties had the ability to perform their obligations. Cash and cash equivalent investments are held with major financial institutions and trading companies including registered broker dealers. The carrying values and fair values of our third-party debt and derivative instruments outstanding are presented in Note 10, "Long-Term Debt" and Note 14, "Derivative Financial Instruments". The remaining financial instruments are carried at amounts that approximate fair value.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) is calculated as income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average outstanding common shares determined using the treasury stock method for share based payment awards.
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
Major Customer Information
During 2014, 2013 and 2012, we had no major customers which represented more than 10% of our consolidated revenue.
Geographic Region Information
Substantially all of our sales are within the United States. Revenues from external customers attributed to foreign countries were immaterial during 2014, 2013 and 2012. All long-lived assets are located in the United States, except those assets of our bauxite mining operation in Jamaica, which totaled $68.5 million at December 31, 2014 and $65.2 million at December 31, 2013.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Business by Segment
Operating and asset information for our reportable segments was (in millions):

	Year ended December 31, 2014
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	47.4	206.3	524.6	576.8	—	—	1,355.1
Intersegment	66.3	132.1	107.8	—	—	(306.2)	—
Total sales	113.7	338.4	632.4	576.8	—	(306.2)	1,355.1

Capital expenditures	11.3	13.1	58.3	9.7	1.1	—	93.5
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(6.6)	8.5	95.6	55.9	(25.0)	(1.1)	127.3
Depreciation and amortization	(10.8)	(21.2)	(38.4)	(18.2)	(0.9)	—	(89.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	(1.8)	(2.9)	—	(0.2)	(4.9)
Gain (loss) on disposal of assets	—	—	0.1	(0.5)	—	—	(0.4)
Non-cash pension, accretion and stock compensation	(0.1)	(0.8)	(3.0)	(1.8)	(3.9)	—	(9.6)
Restructuring, relocation and severance	—	(0.1)	(0.9)	(0.3)	—	—	(1.3)
Consulting fees	(0.3)	—	—	—	(0.4)	—	(0.7)
Cash settlements on hedging transactions	—	—	(0.6)	(4.3)	—	—	(4.9)
Other, net	—	(0.6)	—	(0.1)	0.9	0.9	1.1
Operating income (loss)	(17.8)	(14.2)	51.0	27.8	(29.3)	(0.4)	17.1
Interest expense, net							50.4
Gain on hedging activities, net							(4.6)
Total other expense, net							45.8
Loss before income taxes							(28.7)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2013
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	46.8	196.6	543.8	556.3	—	—	1,343.5
Intersegment	82.2	144.2	79.1	—	—	(305.5)	—
Total sales	129.0	340.8	622.9	556.3	—	(305.5)	1,343.5

Capital expenditures	10.8	16.0	31.2	12.2	2.5	—	72.7
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	8.2	13.6	51.9	50.0	(31.1)	0.5	93.1
Depreciation and amortization	(9.5)	(22.7)	(41.7)	(21.3)	(0.8)	—	(96.0)
Last in, first out and lower of cost or market inventory adjustments	—	—	4.0	(1.4)	—	—	2.6
Gain (loss) on disposal of assets	(0.1)	0.5	0.1	—	—	—	0.5
Asset impairment	—	—	—	(5.9)	—	—	(5.9)
Non-cash pension, accretion and stock compensation	0.1	(0.9)	(7.1)	(6.5)	(6.1)	—	(20.5)
Restructuring, relocation and severance	(0.7)	(0.9)	(2.2)	(1.6)	(2.5)	—	(7.9)
Consulting fees	—	—	—	—	(0.5)	—	(0.5)
Cash settlements on hedging transactions	—	—	1.7	7.4	—	—	9.1
Other, net	—	(0.6)	—	(0.1)	0.7	—	—
Operating income (loss)	(2.0)	(11.0)	6.7	20.6	(40.3)	0.5	(25.5)
Interest expense, net							47.5
Loss on hedging activities, net							2.3
Debt refinancing expense							2.5
Total other expense, net							52.3
Income before income taxes							(77.8)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2012
	Bauxite	Alumina	Primary Aluminum	Flat-Rolled Products	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	50.9	208.0	555.1	580.9	—	—	1,394.9
Intersegment	79.3	141.1	75.5	—	—	(295.9)	—
Total sales	130.2	349.1	630.6	580.9	—	(295.9)	1,394.9

Capital expenditures	7.7	19.7	43.1	14.3	3.1	—	87.9
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(0.2)	35.0	76.7	51.4	(29.5)	1.3	134.7
Depreciation and amortization	(8.7)	(21.6)	(48.3)	(18.6)	(1.3)	—	(98.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	5.6	4.1	—	—	9.7
Gain (loss) on disposal of assets	0.3	0.1	0.1	4.5	—	—	5.0
Non-cash pension, accretion and stock compensation	—	(0.8)	(5.9)	(4.9)	(5.9)	—	(17.5)
Restructuring and severance	—	(0.1)	(0.2)	(0.3)	(0.3)	—	(0.9)
Consulting and sponsor fees	—	—	—	—	(0.7)	—	(0.7)
Cash settlements on hedging transactions	—	—	0.9	6.8	—	—	7.7
Other, net	(0.2)	(0.5)	(4.1)	(0.5)	0.9	(0.5)	(4.9)
Operating income (loss)	(8.8)	12.1	24.8	42.5	(36.8)	0.8	34.6
Interest expense, net							33.1
Gain on hedging activities, net							(81.2)
Debt on refinancing expense							8.1
Total other income							(40.0)
Income before income taxes							74.6
During 2012, we incurred $4.1 million of contingency costs related to assembling a back-up labor force during the renegotiation of our collective bargaining agreement at our New Madrid smelter. This is reflected in the table above in “Other, net.”

	December 31,
	2014	2013
Segment assets:	$	$
Bauxite	149.9	152.9
Alumina	229.8	229.2
Primary Aluminum	561.5	514.6
Flat-Rolled Products	335.1	334.2
Corporate	65.5	121.2
Eliminations	(23.7)	(30.0)
	1,318.1	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying consolidated statements of cash flows included (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Depreciation of property, plant and equipment	77.1	86.7	87.3
Amortization of intangible assets	5.9	5.9	5.9
Amortization of other long-term assets	6.5	3.4	5.3
Total depreciation and amortization	89.5	96.0	98.5
During the year ended December 31, 2013, we recorded $5.9 million in impairment charges related to construction in progress, equipment and other long term assets in our Flat-Rolled Products segment, including $3.2 million related to certain fixed and other long-term assets at the Salisbury, N.C. rolling mill facility which were taken out of service in connection with the workforce reduction announced in October 2013. We also accelerated $2.3 million of depreciation expense related to fixed assets taken out of service in connection with the workforce reduction at the Salisbury facility. See Note 4, “Fair Value Measurements” for further discussion of the impairment charges and Note 13, “Restructuring” for further discussion of the workforce reduction.
Prior to fourth quarter 2012, we recorded a loss on disposal of abandoned fixed assets equal to the carrying value of the fixed assets upon abandonment, rather than accelerating depreciation. During fourth quarter 2012, we reclassified $3.3 million of losses related to fixed assets abandoned in the first nine months of 2012 from loss on disposal of fixed assets to depreciation expense. Losses on disposal of fixed assets and depreciation expense are included in selling, general and administrative expenses and cost of goods sold, respectively, in our consolidated statements of operations. The impact of this reclassification was not material to our 2012 consolidated financial statements. As a result, we have not adjusted any previously issued consolidated financial statements.
Cash paid for interest and income taxes was as follows (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Interest paid	50.0	46.1	31.6
U.S. Federal and state income taxes paid	10.8	3.7	32.3
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $3.0 million, $5.0 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were not reflected as capital expenditures in the consolidated statements of cash flows. For the years ended December 31, 2014, 2013 and 2012, we capitalized interest of $2.3 million, $1.6 million and $1.1 million, respectively, related to long-term capital projects. As of December 31, 2014 and December 31, 2013 cash and cash equivalents includes $1.8 million and $7.0 million, respectively, of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica.
During 2012, we received net proceeds of $4.5 million upon the sale of idle mill equipment from our Flat-Rolled Products segment. This gain is included in (gain) loss on disposal of assets in the consolidated statement of cash flows for the year ended December 31, 2012.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) (“AOCI”) were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax (benefit) expense related to unrealized gain or loss on derivatives	Total, net of tax
	$	$	$	$	$
Balance, December 31, 2011	(163.8)	(61.2)	94.1	33.9	(42.4)
Amounts recorded to AOCI for the period	(24.3)	(9.6)	(3.5)	(1.3)	(16.9)
Reclassification of amounts realized in net income	11.9	4.7	(84.2)	(30.6)	(46.4)
Balance, December 31, 2012	(176.2)	(66.1)	6.4	2.0	(105.7)
Amounts recorded to AOCI for the period	67.2	26.1	—	—	41.1
Reclassification of amounts realized in net income (loss)	14.0	5.4	(6.4)	(2.0)	4.2
Balance, December 31, 2013	(95.0)	(34.6)	—	—	(60.4)
Amounts recorded to AOCI for the period	(83.1)	(30.2)	—	—	(52.9)
Reclassification of amounts realized in net income (loss)	5.2	1.9	—	—	3.3
Balance, December 31, 2014	(172.9)	(62.9)	—	—	(110.0)
Reclassifications out of AOCI were included in the consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of operations
	Year ended December 31,
	2014	2013	2012
	$	$	$
Selling, general and administrative expenses (“SGA”)
Actuarial gain/loss	1.0	2.8	2.5	(1)
Prior service costs	0.3	0.3	0.2	(1)
Total pension amounts reclassified into SGA	1.3	3.1	2.7	Selling, general and administrative expenses
Cost of sales (“COS”)
Actuarial gain/loss	3.1	10.0	8.7	(1)
Prior service costs	0.8	0.9	0.5	(1)
Total pension amounts reclassified into COS	3.9	10.9	9.2	Cost of sales
Reclassification of pension and OPEB amounts realized in net income	5.2	14.0	11.9
Income tax (benefit) expense related to reclassifications of pension and OPEB amounts	1.9	5.4	4.7	Income tax expense (benefit)
Reclassification of pension and OPEB amounts realized in net income, net of tax	3.3	8.6	7.2	Net income (loss)

Reclassification of derivative amounts realized in net income	—	(6.4)	(84.2)	(Gain) loss on hedging activities, net
Income tax (benefit) expense related to reclassifications of derivative amounts	—	(2.0)	(30.6)	Income tax expense (benefit)
Reclassification of derivative amounts realized in net income, net of tax	—	(4.4)	(53.6)	Net income (loss)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 12, "Pensions and Other Post-Retirement Benefits."

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	December 31
	2014	2013
	$	$
Cash	20.5	59.2
Money market funds	—	20.2
Total cash and cash equivalents	20.5	79.4
Accounts receivable, net, consisted of the following (in millions):

	December 31
	2014	2013
	$	$
Trade	102.6	86.9
Allowance for doubtful accounts	(0.1)	(0.2)
Total accounts receivable, net	102.5	86.7
Other current assets consisted of the following (in millions):

	December 31
	2014	2013
	$	$
Current foreign deferred tax asset	0.4	1.1
Employee loans receivable, net	2.1	1.8
Current derivative assets (see Note 14, “Derivative Financial Instruments”)	6.3	4.5
Taxes receivable	4.0	2.6
Prepaid assets	4.5	4.6
Restricted cash (see Note 9, “Commitments and Contingencies”)	0.1	—
Other current assets	10.0	4.9
Total other current assets	27.4	19.5
Other assets consisted of the following (in millions):

	December 31
	2014	2013
	$	$
Deferred financing costs, net of amortization	5.8	7.7
Cash surrender value of life insurance	29.3	27.8
Pension asset (see Note 12, “Pensions and Other Post-Retirement Benefits”)	6.5	5.9
Restricted cash (see Note 1, “Accounting Policies” and Note 11, “Asset Retirement and Other Obligations”)	14.0	12.9
Supplies	5.0	7.6
Prepaid Jamaican income taxes (see Note 20, “Non-Controlling Interest”)	12.7	12.7
Derivative asset	0.2	0.2
Other	15.6	13.0
Total other assets	89.1	87.8

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities consisted of the following (in millions):

	December 31
	2014	2013
	$	$
Compensation and benefits	18.3	23.7
Workers’ compensation	5.6	5.1
Other operating expenses	11.2	9.3
Accrued interest	2.3	2.0
Asset retirement obligations (see Note 11, “Asset Retirement and Other Obligations”)	2.3	2.2
Land obligations (see Note 11 “Asset Retirement and Other Obligations”)	3.7	3.7
Reclamation obligations (see Note 11, “Asset Retirement and Other Obligations”)	1.5	1.4
Environmental remediation obligations (see Note 9, “Commitments and Contingencies”)	1.7	1.7
Obligations to the Government of Jamaica (see Note 20, “Non-Controlling Interest”)	5.9	5.7
Pension and other post-retirement liabilities (see Note 12, “Pensions and Other Post-Retirement Benefits”)	0.8	0.9
Derivative liabilities	5.0	4.0
Restructuring expense (see Note 13, “Restructuring”)	0.8	5.3
Total accrued liabilities	59.1	65.0
Other long-term liabilities consisted of the following (in millions):

	December 31,
	2014	2013
	$	$
Reserve for uncertain tax positions (see Note 18, “Income Taxes”)	0.7	0.7
Workers’ compensation	15.3	15.7
Asset retirement obligations (see Note 11, “Asset Retirement and Other Obligations”)	13.7	14.3
Land obligations (see Note 11, “Asset Retirement and Other Obligations”)	6.8	6.8
Environmental remediation obligations (see Note 9, “Commitments and Contingencies”)	1.1	1.2
Long-term derivative liabilities (see Note 14, Derivative Financial Instruments)	0.1	0.2
Deferred compensation and other	8.2	11.1
Total other long-term liabilities	45.9	50.0

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
Valuations on a recurring basis
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	3.2	3.3	6.5
Derivative liabilities	—	(5.1)	—	(5.1)
Noranda pension plan assets:
Equity securities:
Diversified common stocks	98.7	89.5	8.1	196.3
Global equity securities	—	13.5	—	13.5
Diversified fixed income mutual fund	111.2	—	—	111.2
Cash, cash equivalents and other	1.6	4.2	—	5.8
Total Noranda pension plan assets	211.5	107.2	8.1	326.8
St. Ann pension plan assets:
Global equity securities	—	6.5	—	6.5
Fixed income securities:
GOJ bonds	—	15.2	—	15.2
Global corporate bonds	—	0.1	—	0.1
Real estate	—	2.8	—	2.8
Other	—	3.2	—	3.2
Total St. Ann pension plan assets	—	27.8	—	27.8
Total	211.5	133.1	11.4	356.0

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Cash equivalents	20.2	—	—	20.2
Derivative assets	—	2.9	1.8	4.7
Derivative liabilities	—	(4.2)	—	(4.2)
Noranda pension plan assets:
Equity securities:
Diversified common stock mutual fund	96.1	102.3	5.7	204.1
Global equity securities	—	13.7	—	13.7
Diversified fixed income mutual fund	102.5	—	—	102.5
Cash and cash equivalents	1.1	2.0	—	3.1
Total Noranda pension plan assets	199.7	118.0	5.7	323.4
St. Ann pension plan assets:
Global equity securities	—	6.2	—	6.2
Fixed income securities:
GOJ bonds	—	15.8	—	15.8
Global corporate bonds	—	0.2	—	0.2
Real estate	—	2.3	—	2.3
Other	—	2.2	—	2.2
Total St. Ann pension plan assets	—	26.7	—	26.7
Total	219.9	143.4	7.5	370.8
Changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013
	$	$
Fair value, beginning of year	5.7	5.0
Return on assets	2.4	0.7
Fair value, end of year	8.1	5.7
Changes in the fair value of the variable-price Midwest Premium contracts classified as Level 3 for the year ended December 31, 2014 and 2013 were as follows:

	Year ended December 31,
	2014	2013
	$	$
Fair value, beginning of year	1.8	1.1
New contracts entered	3.2	0.8
Changes in fair value	5.2	0.5
Settlements	(6.9)	(0.6)
Fair value, end of year	3.3	1.8
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
We discuss our derivative instruments in Note 14, “Derivative Financial Instruments.” Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves and current market prices for those assets and liabilities. Substantially all of the inputs were observable throughout the full term of the instrument. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using management’s estimate of future U.S. Midwest premium prices, based on current market prices and quoted forward prices.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Note 16, "Share-Based Payments" we discuss RSU liability awards. The fair value of this Level 1 liability was determined based on the closing market price of our common stock at each balance sheet date.
We value pension plan assets based upon the fair market value of the underlying investments. Plan assets directly invested in active exchange-traded debt and equity securities were classified within Level 1. We classified investments that do not have guaranteed liquidity and investments in limited partnerships, pooled investment funds, or unit trusts as Level 2 or Level 3, depending on management’s assessment of the liquidity or the transferability of the investment. We classified pension plan assets with underlying investments in limited partnerships for which significant unobservable inputs were used to determine fair value as Level 3. The Level 2 investments are valued based on the unit prices quoted by the funds, representing the fair value of underlying investments. The Level 3 investments are valued at estimated fair value, as determined by the general partner.
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
During the year ended December 31, 2013 we reclassified certain non-strategic equipment to assets held for sale and recorded an impairment loss of $1.5 million to adjust the carrying value of the equipment to fair value, based on a purchase offer received for the equipment. The equipment was sold during fourth quarter 2013. We recorded impairment charges totaling $1.2 million to reduce the carrying value of certain non-depreciable other long term assets to their estimated fair value during the year ended December 31, 2013, based on a preliminary purchase offer received.
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

5.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 25% and 30% of total inventories, at cost, at December 31, 2014 and 2013, respectively.

Inventories, net, consisted of the following (in millions):

	December 31,
	2014	2013
	$	$
Raw materials, at cost	73.7	57.8
Work-in-process, at cost	48.9	49.3
Finished goods, at cost	31.3	25.2
Total inventories, at cost	153.9	132.3
LIFO adjustment	14.0	24.9
LCM reserve	(7.6)	(16.2)
Inventories, at lower of cost or market	160.3	141.0
Supplies	36.4	37.7
Total inventories, net	196.7	178.7
Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. Non-current maintenance supplies are included in other assets in the accompanying consolidated balance sheets.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. We recorded LIFO liquidation income of $0.4 million in the Flat-Rolled Products segment during the year ended December 31, 2014. During the year ended December 31, 2013, we recorded LIFO decrement losses of $1.1 million in the Flat-Rolled Products segment and $0.1 million in the Primary Aluminum segment.
6.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

				December 31
	Estimated useful lives			2014	2013
	(in years)			$	$
Land				51.9	51.2
Buildings and improvements	10	–	47	163.0	161.9
Machinery and equipment	3	–	50	927.1	898.8
Construction in progress				86.2	50.1
Property, plant and equipment, at cost				1,228.2	1,162.0
Accumulated depreciation				(533.2)	(484.8)
Total property, plant and equipment, net				695.0	677.2
Depreciation expense on property, plant and equipment consisted of the following amounts (in millions):

Year ended December 31,	$
2014	77.1
2013	86.7
2012	87.3

7.    GOODWILL
The carrying value of goodwill related to our Primary Aluminum Segment was $137.6 million at both December 31, 2014 and 2013. Our annual impairment tests performed as of October 1, 2014, 2013 and 2012 resulted in no impairment to goodwill. Our impairment analysis included assumptions about key factors affecting Primary Aluminum Segment's future profitability and cash flows including the long term price for primary aluminum. We believe these assumptions reflected our best estimates at the date the valuations were performed. The estimates were based on information that was known or knowable at the date of the valuations. It is at least reasonably possible that the assumptions we employed will be materially different from the actual amounts or results, and that impairment charges may be necessary in the future.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    OTHER INTANGIBLE ASSETS
Intangible assets, net, consisted of the following (in millions):

	Weighted-average life	December 31
		2014	2013
	(in years)	$	$
Non-amortizable:
Trade names	Indefinite	17.7	17.7
Amortizable:
Customer relationships	13	71.0	71.0
Other	2.5	0.7	0.7
Total other intangible assets, gross		89.4	89.4
Accumulated amortization		(40.1)	(34.2)
Total other intangible assets, net		49.3	55.2
Amortization expense related to intangible assets is included as a component of selling, general and administrative expenses in our consolidated statements of operations. Amortization expense related to intangibles was (in millions):

Year ended December 31,	$
2014	5.9
2013	5.9
2012	5.9
Expected amortization of intangible assets for each of the next five years is as follows (in millions):

Year ended December 31,	$
2015	5.9
2016	5.5
2017	4.5
2018	4.1
2019	3.4
Impairments
Our annual impairment tests performed in the fourth quarters of 2014, 2013 and 2012 resulted in no impairment to our indefinite-lived intangible assets. Future impairment charges could be required if we do not achieve cash flow, revenue and profitability projections.

9.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
As of December 31, 2014, approximately 1,600 (or approximately 70%) of our employees were union members.
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

•
The agreement at St. Ann with the BITU expired in December 2012. This contract covered a small portion of our St. Ann workforce. We received a claim for a new contract in January 2014 and negotiations commenced in the second quarter of 2014. We closed negotiations in November 2014. We signed a three year contract, which ends December 31, 2015.

•
An agreement at St. Ann with the UAWU, covering operators, expired in April 2013. We received a claim for a new contract in June 2013 and commenced negotiations in August 2013. We closed negotiations in November 2014. We signed a three year contract, which ends April 30, 2016.

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
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term contract with Ameren for our electricity supply at New Madrid, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $3.0 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the MoPSC based on two components: a base rate and a fuel adjustment charge. The MoPSC determines whether to make changes to the base rate and fuel adjustment charge.
Operating Leases
We operate certain office, manufacturing and warehouse facilities under operating leases. In most cases, we expect leases to be renewed or replaced with other leases when they expire.
Rental expense for all operating leases except those with terms of one month or less that were not renewed totaled $3.8 million, $3.2 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2014 follows (in millions):

Year ended December 31,	$
2015	1.7
2016	0.9
2017	0.8
2018	0.2
2019	—
Thereafter	—

10.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	December 31, 2014			December 31, 2013
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net (1)	173.3	171.6	11.00%	173.1	146.8	11.00%
Term B Loan, net	470.7	470.7	5.75%	475.0	475.0	5.75%
Project specific financing	22.5	22.5	9.00%	11.0	11.0	9.00%
Mid-Stream Loan	1.0	1.0	8.00%	—	—	—
Capital lease	0.5	0.5	5.79%	—	—	—
Total debt, net	668.0			659.1
Less: current portion	(11.6)			(4.9)
Long-term debt, net	656.4			654.2

(1)
We refer to the Senior Unsecured Notes due 2019 issued by Noranda AcquisitionCo (“AcquisitionCo Notes due 2019”) outstanding at December 31, 2014 and Senior Floating Rate Notes due 2015 issued by Noranda AcquisitionCo (“AcquisitionCo Notes due 2015”) outstanding at December 31, 2012 collectively as the “AcquisitionCo Notes.”

As of December 31, 2014 and December 31, 2013 the amount outstanding under our Term B Loan was recorded in our consolidated balance sheets net of $2.4 million and $2.8 million, respectively, of unamortized discount. The carrying value of the AcquisitionCo Notes due 2019 was recorded net of unamortized underwriting discount of $1.7 million and $1.9 million at December 31, 2014 and December 31, 2013, respectively.
Including required repayments of the incremental Term B Loan borrowings, we are required to repay $1.2 million of the total Term B Loan quarterly.
In December 2012, we entered into a project specific financing arrangement which allowed us to borrow a maximum of $20.0 million to fund capital improvements related to port expansion and railing improvements designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. The outstanding balance as of December 31, 2013 was $11.0 million. During the first quarter of 2014, we borrowed $6.5 million from this project specific financing arrangement. On December 16, 2014, we amended our credit agreement to increase the borrowing capacity from $20.0 million to $22.5 million. During December 2014 we borrowed the remaining $5.0 million resulting in an outstanding balance as of December 31, 2014 of $22.5 million. We will repay $5.6 million annually beginning January 2015 through December 2018.
In the third quarter of 2014, we entered into a third party financing arrangement (the “Mid-Stream Loan”) to construct infrastructure and acquire equipment to increase the bauxite shipment unloading capacity of our Gramercy refinery. The financing arrangement provides for advance funding during the construction period totaling approximately $12.2 million. The construction is anticipated to be complete by the end of third quarter 2015, at which time the advanced funding received will convert to a 3.5 year term capital lease with monthly lease installments of approximately $0.3 million. As of December 31, 2014 advance funding of $1.0 million was recorded in the current portion of long term debt on our consolidated balance sheets.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt maturities over each of the next five years are as follows (in millions):

$
2015	10.5
2016	10.5
2017	10.5
2018	10.5
2019	628.5
Total debt	670.5
The debt maturity schedule above does not reflect the effect of any optional repayments we may elect to make on our outstanding debt.
2013 and 2012 Refinancings
On March 8, 2013, we completed a private offering of $175.0 million aggregate principal amount of 11.00% senior unsecured notes due 2019. Additionally, we entered into an incremental term loan facility in the amount of $110.0 million under our existing term loan credit agreement (the “$110.0 million incremental Term B Loan”). We used the net proceeds from the offering of the AcquisitionCo Notes due 2019 and the $110.0 million incremental Term B Loan to redeem the remaining $275.3 million outstanding AcquisitionCo Notes due 2015. We refer to these transactions, collectively, as the “2013 Refinancing.”
The $110.0 million incremental Term B Loan agreement permitted us to incur further incremental borrowings under the existing Term B Loan in an aggregate principal amount not to exceed the greater of (1) $50.0 million and (2) an amount such that, after giving effect to such incremental borrowing, we would be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. On May 29, 2013, we borrowed an additional $50.0 million, which we refer to as the “$50.0 million incremental Term B Loan.” Borrowings under the $50.0 million incremental Term B Loan were used for general corporate purposes. The $110.0 million incremental Term B Loan and the $50.0 million incremental Term B Loan are due and payable on February 28, 2019 and have the same terms as borrowings under the existing Term B Loan.
On May 15, 2013, we entered into an incremental asset-based revolving credit facility, consisting of $15.0 million in additional commitments on a “first-in, last-out” basis, under our existing asset-based revolving credit facility. We refer to this incremental asset-based loan as the “incremental ABL.” Loans under the incremental ABL will be used for general corporate purposes, will bear interest at a rate equal to the rate applicable to loans under our existing asset-based revolving credit facility plus 1.5% per annum, will mature in February 2017 and, except as set forth herein, will be subject to the same terms and conditions as loans under the existing asset-based loan credit agreement.
We recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing, representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015.
In first quarter 2012, we refinanced our Senior Secured Credit Facilities (the “2012 Refinancing”).
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
On March 8, 2013, we entered into an incremental term loan facility in the amount of $110.0 million under our existing term loan credit agreement (the “$110.0 million incremental Term B Loan”). The $110.0 million incremental Term B Loan agreement permitted us to incur further incremental borrowings under the existing Term B Loan in an aggregate principal amount not to exceed the greater of (1) $50.0 million and (2) an amount such that, after giving effect to such incremental borrowing, we would be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. On May 29, 2013, we borrowed an additional $50.0 million, which we refer to as the “$50.0 million incremental Term B Loan.” Borrowings under the $50.0 million incremental Term B Loan were used for general corporate purposes. The $110.0 million incremental Term B Loan and the $50.0 million incremental Term B Loan are due and payable on February 28, 2019 and have the same terms as borrowings under the existing Term B Loan.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations of Noranda AcquisitionCo under the Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo’s wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently NHB Capital LLC (“NHB”), in which we have a 100% ownership interest, is our only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are second priority (subordinate to the liens in favor of the ABL) with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.
All outstanding principal and interest under the Term B Loan will be due and payable on February 28, 2019. The Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable in quarterly installments, with the balance due on the maturity date.
Noranda AcquisitionCo may prepay amounts outstanding under the Term B Loan at any time. If such prepayment were made on or prior to the first anniversary of the date of the Term B Loan initial borrowing as a result of certain refinancing or repricing transactions, Noranda AcquisitionCo would have been required to pay a fee equal to 1.00% of the principal amount of the obligations so refinanced or repriced. No such fees were incurred in 2014 or 2013. Subject to certain exceptions, the Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of annual excess cash flow, which percentage is based upon Noranda AcquisitionCo’s total net senior secured leverage ratio. During both 2014 and 2013, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement, nor, given our 2014 financial results, will any mandatory prepayments be due pursuant to the cash flow sweep provisions of the credit agreement during 2015.
Borrowings under the Term B Loan bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo’s option, either (a) a base rate calculated in a customary manner (provided such base rate shall not be less than 2.25%) or (b) an adjusted eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate shall not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The Term B Loan contains certain customary affirmative and negative covenants, restrictions and events of default.
ABL
Subject to certain exceptions, maximum availability under the ABL is equal to the lesser of (1) $250.0 million and (2) a borrowing base equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (a) 80% of the lesser of the original cost or market value of eligible inventory and (b) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves. The borrowers may request the issuance of letters of credit up to an aggregate face amount of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the ABL. The ABL also permits Noranda AcquisitionCo to incur incremental commitments thereunder in an aggregate principal amount of up to $100.0 million. Incremental commitments are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such commitments.
Obligations of the borrowers under the ABL are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo’s wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently, NHB is the only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, while the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are first priority with respect to accounts receivable, inventory and certain related assets and second priority (subordinate to the liens in favor of the Term B Loan) with respect to all other pledged assets.
All outstanding principal and interest under the ABL will be due and payable on February 28, 2017. Noranda AcquisitionCo may prepay amounts, and/or terminate commitments, outstanding under the ABL at any time without penalty or premium.
Borrowings under the ABL bear interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo’s option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin is determined based on Noranda AcquisitionCo’s average quarterly excess availability under the ABL. The applicable margin ranges from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.5% to 2.00% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (a) the applicable margin with respect to eurodollar borrowings and (b) the average amount available to be drawn under outstanding letters of credit during such quarter.
The ABL contains certain customary affirmative and negative covenants, restrictions and events of default. If our ABL Fixed-Charge Coverage Ratio is less than 1.0 to 1.0, we must maintain at least $20.0 million of available borrowing capacity under our ABL. As of December 31, 2014, our ABL Fixed-Charge Coverage Ratio was greater than 1.0 to 1.0.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ABL had no outstanding balance at December 31, 2014 or December 31, 2013. Outstanding letters of credit on the ABL were $39.8 million and $34.6 million, respectively, at December 31, 2014 and December 31, 2013. As of December 31, 2014 and December 31, 2013, available borrowing capacity was $137.8 million and $117.0 million, respectively.
AcquisitionCo Notes due 2019
On March 8, 2013, we completed a private offering of $175.0 million of 11.00% AcquisitionCo Notes due June 1, 2019. The AcquisitionCo Notes due 2019 are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by Noranda HoldCo and the domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. The indenture governing the AcquisitionCo Notes due 2019 contains certain customary affirmative and negative covenants, restrictions and events of default. In January 2014 the Company registered the AcquisitionCo Notes by exchanging these notes for identical notes, except that the exchange notes have been registered under the U.S. federal securities laws and are not subject to transfer restrictions.
AcquisitionCo Notes due 2015
On May 18, 2007, Noranda AcquisitionCo issued $510.0 million senior floating rate notes due 2015. The AcquisitionCo Notes mature on May 15, 2015. Through May 15, 2011, Noranda AcquisitionCo was permitted to elect to pay interest: (i) entirely in cash, (ii) by increasing the principal amount of the AcquisitionCo Notes by paying interest entirely in kind (“PIK interest”) or (iii) 50% in cash and 50% in PIK interest. For all subsequent periods after May 15, 2011, Noranda AcquisitionCo was required to pay all interest in cash. The AcquisitionCo Notes cash interest accrued at six-month LIBOR plus 4.0% per annum, reset semi-annually. During the year ended December 31, 2011, AcquisitionCo issued $8.9 million of AcquisitionCo Notes due 2015 as payment-in-kind interest due May 15, 2011. The AcquisitionCo Notes due 2015 were all redeemed in March 2013 in connection with the 2013 Refinancing.
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

11.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligations
St. Ann has an obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. See Note 1, "Accounting Policies" for further information. The reclamation obligations were $1.5 million and $1.4 million at December 31, 2014 and 2013, respectively. These amounts are included in accrued liabilities in the accompanying consolidated balance sheets.
A summary of our reclamation obligations activity at St. Ann follows (in millions):

	Year ended December 31,
	2014	2013
	$	$
Balance, beginning of period	1.4	2.5
Additional liabilities incurred	0.7	3.3
Liabilities settled	(0.6)	(4.4)
Balance, end of period	1.5	1.4
Land Obligations
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options (“St. Ann Land Obligations”). See Note 1, "Accounting Policies" for further information. The current portion of the St. Ann Land Obligations was $3.7 million as of December 31, 2014 and December 31, 2013 and is included in accrued liabilities in the accompanying consolidated balance sheets. The long-term portion of the St. Ann Land Obligations was$6.8 million at December 31, 2014 and December 31, 2013 and is included in other long-term liabilities in the accompanying consolidated balance sheets.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relocating residents occurs often over several years, requiring management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates; therefore, further adjustments to the St. Ann Land Obligations and the Predecessor Land Obligations may be necessary. These adjustments, including the effects of fluctuations in foreign currency exchange rates, are aggregated in the following table as revisions to the obligation.
A summary of our St. Ann Land Obligations activity follows (in millions):

	Year ended December 31,
	2014	2013
	$	$
Balance, beginning of period	10.5	14.1
Additional liabilities incurred	0.6	0.7
Liabilities settled	(0.3)	(0.7)
Revisions to the obligation	(0.3)	(3.6)
Balance, end of period	10.5	10.5
Asset Retirement Obligations
Our asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of red mud lakes at the Gramercy facility, where Gramercy disposes of wastes from its refining process.
The current portion of the liability of $2.3 million and $2.2 million at December 31, 2014 and 2013, respectively, related to the disposal of spent pot-liners at New Madrid and was recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $13.7 million and $14.3 million at December 31, 2014 and 2013, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheets.
A summary of our asset retirement obligations activity follows (in millions):

	Year ended December 31,
	2014	2013
	$	$
Balance, beginning of period	16.5	15.8
Additional liabilities incurred	1.1	0.9
Liabilities settled	(2.7)	(1.2)
Accretion	1.1	1.0
Balance, end of period	16.0	16.5
At each of December 31, 2014 and 2013, we had $10.5 million and $9.2 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheets.
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
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of December 31, 2014 and 2013, our consolidated balance sheets included undiscounted liabilities of $1.7 million, respectively, and $1.1 million and $1.2 million in other long-term liabilities, respectively, for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor OPEB plans for certain employees. These benefits include life and health insurance. In addition, we provide supplemental executive retirement benefits for certain executive officers. Disclosures for the defined benefit pension plans and other post retirement benefit plans at St. Ann (the “St. Ann Plans,” collectively) are shown separately from the disclosures related to the plans at our other subsidiaries (the “Noranda Plans,” collectively) because the assumptions related to the St. Ann Plans are significantly different than those of the Noranda Plans.
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
In fourth quarter 2013, we completed a workforce reduction (see “Note 13, "Restructuring"). As a result, we offered special voluntary termination benefits to employees that (1) met certain criteria for early retirement and (2) accepted the benefit by the required deadline. For the year ended December 31, 2013, we recognized a termination benefit loss of $0.7 million within net periodic benefit cost.
On October 1, 2014, select Noranda Pension Plans were amended to allow for lump-sum distributions for participant elections made through November 15, 2014. The amendment resulted in $9.5 million additional benefits paid in the fourth quarter of 2014. All payments associated with the amendment were completed in 2014.
Noranda Pension Plan assets
Weighted-average asset allocations as of December 31, 2014 and 2013 and the target asset allocations for 2015 were as follows:

	2014	2013	Target 2015
	%	%	%
Fixed income securities	34	32	35
Equity securities	66	68	65
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in benefit obligation and change in plan assets for the Noranda pension plans were as follows (in millions):

	Year ended December 31,
	2014	2013
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	422.8	456.7
Service cost	13.2	15.4
Interest cost	20.1	17.9
Actuarial (gain) loss	75.7	(50.5)
Benefits paid	(28.4)	(17.4)
Curtailment	(0.1)	—
Special termination benefits	—	0.7
Benefit obligation, end of period	503.3	422.8

Change in plan assets:
Fair value of plan assets, beginning of period	323.4	287.3
Actual return on plan assets	16.5	38.9
Employer contributions	15.3	14.6
Benefits paid	(28.4)	(17.4)
Fair value of plan assets, end of period	326.8	323.4

Funded status	(176.5)	(99.4)

Weighted-average assumptions:
Discount rate	4.0%	4.8%
Rate of compensation increase	4.0%	4.0%
The change in benefit obligation and change in plan assets for the Noranda OPEB plans were as follows (in millions):

	Year ended December 31,
	2014	2013
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	11.5	13.2
Service cost	0.4	0.4
Interest cost	0.5	0.5
Actuarial (gain) loss	0.4	(1.7)
Curtailments	—	(0.4)
Benefits paid	(0.5)	(0.5)
Benefit obligation, end of period	12.3	11.5

Change in plan assets:
Fair value of plan assets, beginning of period	0.1	0.1
Employer contributions	0.5	0.5
Benefits paid	(0.5)	(0.5)
Fair value of plan assets, end of period	0.1	0.1

Funded status	(12.2)	(11.4)

Weighted-average assumptions:
Discount rate	4.0%	4.9%
Rate of compensation increase	4.0%	4.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net liability for the Noranda plans was recorded in the consolidated balance sheets as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31		December 31
	2014	2013	2014	2013
	$	$	$	$
Current liability	(0.3)	(0.5)	(0.5)	(0.4)
Long-term liability	(176.2)	(98.9)	(11.7)	(11.0)
Total	(176.5)	(99.4)	(12.2)	(11.4)
In 2015, we expect to reclassify losses of approximately $13.0 million and $0.1 million from AOCI related to the Noranda pension and OPEB plans, respectively, into net income through net periodic cost. Amounts related to the Noranda plans in AOCI were as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31		December 31
	2014	2013	2014	2013
	$	$	$	$
Net actuarial loss	159.3	81.2	1.0	0.7
Prior service cost	7.8	9.0	0.3	0.3
Accumulated other comprehensive loss	167.1	90.2	1.3	1.0
The Noranda OPEB benefit obligation included estimated health insurance benefits of $1.1 million, $1.0 million and $1.1 million at December 31, 2014, 2013 and 2012, respectively. The healthcare cost trend rates used in developing the periodic cost and the projected benefit obligation are 7% grading to 5% over four years.
Net periodic benefit costs related to the Noranda Pension Plans included the following (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Service cost	13.2	15.4	13.5
Interest cost	20.1	17.9	17.8
Expected return on plan assets	(22.8)	(20.1)	(19.1)
Recognized actuarial loss	3.9	12.8	11.2
Amortization of prior service cost	1.1	1.1	0.6
Curtailment loss	0.1	—	—
Settlement and termination benefits loss	—	0.7	—
Net periodic cost	15.6	27.8	24.0

Weighted-average assumptions:
Discount rate	4.8%	3.9%	4.4%
Expected rate of return on plan assets	7.0%	7.0%	7.5%
Rate of compensation increase	4.0%	4.0%	4.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit costs related to the Noranda OPEB plans included the following (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Service cost	0.4	0.4	0.4
Interest cost	0.5	0.5	0.5
Recognized actuarial (gain) loss	—	0.1	—
Amortization of prior service cost (benefit)	0.1	0.1	0.1
Net periodic cost	1.0	1.1	1.0

Weighted-average assumptions:
Discount rate	4.9%	3.9%	4.4%
Rate of compensation increase	4.0%	4.3%	4.3%
The effects of a one percentage point change in the assumed health care cost trend rate on our Noranda OPEB plans’ post-retirement benefit obligation were as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.9	0.9	0.9
Accumulated post-retirement benefit obligation	12.3	12.3	12.3
The projected and accumulated benefit obligations in excess of plan assets for our Noranda pension plans were as follows (in millions):

	December 31
	2014	2013
	$	$
Projected benefit obligation	(503.3)	(422.8)
Accumulated benefit obligation	(484.2)	(406.9)
Fair value of plan assets	326.8	323.4
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
Our St. Ann Pension Plan’s weighted-average asset allocations at December 31, 2014 and 2013 and the target allocations for 2015 by asset category were as follows:

	2014	2013	Target 2015
	%	%	%
Global equity securities	23	23	35
Real estate	10	9	10
Fixed income securities	55	60	45
Other	12	8	20
We seek a balanced return on plan assets through a diversified investment strategy. In developing the long-term rate of return assumption for plan assets, we evaluate the plan’s historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plan’s investments will continue to generate long-term returns of at least 7% per annum.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in benefit obligation and change in plan assets for the St. Ann Plans were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	Year ended December 31,		Year ended December 31,
	2014	2013	2014	2013
	$	$	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	20.8	18.9	5.9	5.7
Service cost	0.6	0.5	0.2	0.2
Interest cost	1.5	1.7	0.4	0.4
Contributions by plan participants	0.8	0.9	—	—
Actuarial (gain) loss	0.5	2.6	1.8	0.8
Foreign currency changes	(1.1)	(3.1)	(0.3)	(0.9)
Benefits paid	(1.8)	(0.7)	(0.5)	(0.3)
Benefit obligation, end of period	21.3	20.8	7.5	5.9

Change in plan assets:
Fair value of plan assets, beginning of period	26.7	28.6	—	—
Employer contributions	0.4	0.5	0.3	0.3
Contributions by plan participants	0.8	0.9	—	—
Actual return on plan assets	3.1	1.6	—	—
Benefits paid	(1.1)	(0.7)	(0.3)	(0.3)
Foreign currency changes	(2.1)	(4.2)	—	—
Fair value of plan assets, end of period	27.8	26.7	—	—

Funded status	6.5	5.9	(7.5)	(5.9)

Weighted-average assumptions:
Discount rate	8.0%	7.5%	8.0%	7.5%
Rate of compensation increase	5.5%	5.0%	5.5%	5.0%
The net asset (liability) for the St. Ann Plans was recorded in the consolidated balance sheets as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31		December 31
	2014	2013	2014	2013
	$	$	$	$
Long-term asset	6.5	5.9	—	—
Long-term liability	—	—	(7.5)	(5.9)
Total	6.5	5.9	(7.5)	(5.9)
Net accumulated actuarial (gains) losses related to the St. Ann Pension and OPEB plans in AOCI were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31		December 31
	2014	2013	2014	2013
	$	$	$	$
Accumulated other comprehensive (gain) loss	5.4	6.1	(0.8)	(2.2)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit costs related to the St. Ann Pension Plans included the following (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Service cost	0.6	0.5	0.7
Interest cost	1.5	1.7	1.5
Expected return on plan assets	(1.8)	(2.3)	(2.1)
Recognized actuarial loss	0.2	—	—
Net periodic cost	0.5	(0.1)	0.1

Weighted-average assumptions:
Discount rate	7.5%	9.0%	7.0%
Expected rate of return on plan assets	7.0%	8.0%	7.0%
Rate of compensation increase	5.0%	6.0%	5.0%
Net periodic benefit costs related to the St. Ann OPEB Plan included the following (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Service cost	0.3	0.2	0.3
Interest cost	0.6	0.5	0.5
Amortization of prior service cost (benefit)	—	(0.1)	—
Net periodic cost	0.9	0.6	0.8

Weighted-average assumptions:
Discount rate	7.5%	9.0%	7.0%
Rate of compensation increase	5.0%	6.0%	5.0%
The effect of a one-percentage-point change in the assumed health care cost trend rate on our St. Ann OPEB plan’s benefit obligation was as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.7	0.6	1.0
Projected post-retirement benefit obligation	(6.5)	(7.5)	(8.8)
As of December 31, 2014 and 2013, St. Ann Pension Plan assets exceeded the projected benefit obligation and the accumulated benefit obligation.
Expected Employer Contributions
Expected contributions approximate $17.8 million and $0.4 million for the Noranda Pension Plans and the St. Ann Pension Plans, respectively, in 2015. We may elect to make additional contributions to the plans.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Future Benefit Payments
The following table provides our estimated future benefit payments for the pension and OPEB plans at December 31, 2014 (in millions):

	Noranda Plans		St. Ann Plans
	Pension benefits	OPEB benefits	Pension benefits	OPEB benefits
Year ended December 31,	$	$	$	$
2015	20.5	0.4	0.8	0.3
2016	21.4	0.4	0.8	0.4
2017	22.6	0.4	0.9	0.4
2018	23.9	0.4	1.0	0.4
2019	25.0	0.5	1.1	0.5
Thereafter	140.6	3.2	9.2	3.2
Total	254.0	5.3	13.8	5.2
Defined Contribution Plans
We also have defined contribution retirement plans that cover our eligible employees. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to these plans are based on employee contributions and were as follows (in millions):

Year ended December 31,	$
2014	4.2
2013	4.1
2012	4.1

13.	RESTRUCTURING
During the third quarter of 2014, we began a workforce reduction in our New Madrid location that resulted in 12 employees accepting early retirement incentive packages in the fourth quarter of 2014. Also in the fourth quarter 2014, we announced a workforce reduction in our Newport location that resulted in the termination of 29 hourly and 2 salaried employees. These 2014 actions resulted in $0.8 million of pre-tax charges for one-time termination benefits reflected in the consolidated statements of operations as a component of selling, general and administrative expenses for the year ended December 31, 2014. We completed substantially all activities associated with these workforce reductions as of December 31, 2014.
We announced workforce reductions on October 30, 2013 and December 17, 2013, which affected approximately 160 employees through a combination of voluntary retirement packages and involuntary terminations.
These 2013 actions resulted in $5.6 million of pre-tax charges for one-time termination benefits reflected in the consolidated statements of operations as a component of selling, general and administrative expenses for the year ended December 31, 2013. During fourth quarter 2013, $0.7 million of special termination benefits related to the restructuring were recorded to the pension liability and adjusted through net periodic pension cost. We completed substantially all activities associated with these workforce reductions as of December 31, 2013. The majority of these restructuring costs were paid in the first quarter of 2014. Additionally, the liability was reduced by$0.6 million, $0.2 million, $0.1 million and $0.1 million, respectively, in the first, second, third and fourth quarters of 2014 mainly due to the expiration of elective benefits.
Unpaid restructuring costs are recorded in accrued liabilities on our consolidated balance sheets.

The following table summarizes our restructuring activities by segment (in millions):

	Total restructuring liability
	Year ended December 31,
	2014	2013
	$	$
Balance, beginning of period	5.3	—
Expense:
Bauxite	—	0.7
Alumina	—	0.5
Primary Aluminum	0.5	1.8
Flat-Rolled Products	0.5	1.5
Corporate	—	1.1
Adjustments:
Alumina	(0.1)	—
Primary Aluminum	(0.3)	—
Flat-Rolled Products	(0.6)	—
Benefits Paid	(4.5)	(0.3)
Balance, end of period	0.8	5.3

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
As of December 31, 2014, our outstanding fixed price aluminum customer contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	1.14	55.7
2016	1.16	1.9
As of December 31, 2014, our outstanding variable price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	0.91	60.9
2016	0.92	1.9
As of December 31, 2014, our outstanding variable price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	0.20	65.5
2016	0.22	1.8
Natural gas swaps. We purchase natural gas to meet our production requirements. These purchases expose us to the risk of fluctuating natural gas prices. To offset changes in the Henry Hub Index price of natural gas, we have, from time to time, entered into financial swaps by purchasing the fixed forward price for the Henry Hub Index and simultaneously entering into an agreement to sell the actual Henry Hub Index Price. As of December 31, 2014, we have no outstanding natural gas swaps.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixed-price natural gas contract. In 2012, we exercised a provision in the natural gas supply contract for our alumina refinery to set fixed prices for a portion of the refinery’s anticipated natural gas usage in the period from April through December 2012. We recorded these contracts as derivatives, based on the fair value using the Henry Hub Index price of natural gas. As of December 31, 2014, we had no fixed price purchases of natural gas remaining.
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying consolidated balance sheets. The following table presents the carrying values of our derivative instruments outstanding (in millions):

	December 31
	2014	2013
	$	$
Fixed price aluminum customer contracts	2.4	2.9
Variable price aluminum offset swaps	(4.3)	(4.2)
Variable price MWP contracts	3.3	1.8
Total	1.4	0.5
We have four counterparties for our variable-price aluminum offset swaps. Our variable-price MWP contracts are with various other counterparties. With each of the counterparties of our variable-price aluminum offset swaps, we have a master netting arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master netting arrangements do not require us to post additional collateral, or cash margin. We present the fair values of derivatives which are subject to a master netting arrangement in a net position on the unaudited consolidated balance sheets. The following is a presentation of the gross components of our net derivative balances (in millions):

	As of December 31, 2014
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	6.3	6.3
Total current derivative assets	—	—	—	6.3	6.3

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of December 31, 2014
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.2)	—	(2.2)	—	(2.2)
Master netting arrangement with counterparty two	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty three	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty four	(1.9)	—	(1.9)	—	(1.9)
Various counterparties not subject to a master netting arrangement	—	—	—	(0.7)	(0.7)
Total current derivative liabilities	(4.3)	—	(4.3)	(0.7)	(5.0)

Master netting arrangement with counterparty four	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2013
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	4.5	4.5
Total current derivative assets	—	—	—	4.5	4.5

Master netting arrangement with counterparty one	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of December 31, 2013
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.3)	—	(2.3)	—	(2.3)
Master netting arrangement with counterparty two	(1.7)	—	(1.7)	—	(1.7)
Total current derivative liabilities	(4.0)	—	(4.0)	—	(4.0)

Master netting arrangement with counterparty two	(0.2)	—	(0.2)	—	(0.2)
Total long-term derivative liabilities	(0.2)	—	(0.2)	—	(0.2)
As of December 31, 2014 and December 31, 2013, none of our derivative instruments were designated and qualified as fair value or cash flow hedges. We discontinued hedge accounting for all fixed-price aluminum swaps on January 29, 2009. At that date, amounts were frozen in AOCI to be reclassified into earnings in the period the hedged sales occur, or until we determined that the original forecasted sales were no longer probable of occurring. During first quarter 2013, we reclassified the final $6.4 million of gains into (gain) loss on hedging activities, net in the consolidated statements of operations, resulting in no derivative gains or losses on hedging activities remaining in AOCI.
Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through (gain) loss on hedging activities, net in the consolidated statements of operations.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents how our hedging activities affected our consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Year ended December 31, 2014:
Fixed price aluminum customer contracts	—	0.5	0.5
Variable price aluminum offset swaps	—	3.4	3.4
Midwest premium contracts	—	(8.5)	(8.5)
Total	—	(4.6)	(4.6)
Year ended December 31, 2013:
Fixed price aluminum swaps	(6.4)	—	(6.4)
Fixed price aluminum customer contracts	—	(3.7)	(3.7)
Variable price aluminum offset swaps	—	13.0	13.0
Midwest premium contracts	—	(0.6)	(0.6)
Total	(6.4)	8.7	2.3
Year ended December 31, 2012:
Fixed price aluminum swaps	(109.7)	—	(109.7)
Fixed price aluminum customer contracts	—	2.8	2.8
Variable price aluminum offset swaps	—	0.2	0.2
Midwest premium contracts	—	(0.7)	(0.7)
Natural gas swaps	25.5	0.7	26.2
Total	(84.2)	3.0	(81.2)

15.	SHAREHOLDERS' EQUITY
Our authorized capital stock was 225.0 million shares, of which 200.0 million shares ($0.01 par value) was designated as common stock and 25.0 million shares (at $0.01 par value) was designated as preferred stock as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, no preferred stock was outstanding.
Cash Dividends
The following table summarizes the cash dividends paid during 2012, 2013 and 2014. The dividends paid on March 19, 2012 of $1.25 per share represent supplemental cash dividends declared by the Board.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 15, 2012	0.04	March 21, 2012	2.6
February 29, 2012	1.25	March 19, 2012	84.3
April 24, 2012	0.04	May 30, 2012	2.6
July 24, 2012	0.04	August 29, 2012	2.7
October 24, 2012	0.04	November 28, 2012	2.9
February 20, 2013	0.04	March 27, 2013	2.7
April 24, 2013	0.04	May 29, 2013	2.7
July 24, 2013	0.04	August 28, 2013	2.8
October 30, 2013	0.01	December 5, 2013	0.7
February 19, 2014	0.01	March 26, 2014	0.7
April 22, 2014	0.01	May 28, 2014	0.7
August 11, 2014	0.01	September 17, 2014	0.7
November 3, 2014	0.01	December 8, 2014	0.6

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 18, 2015, the Board declared a regular quarterly dividend of $0.01 per share to be paid on March 25, 2015 to shareholders of record as of March 2, 2015. Cash payments related to the dividend will total approximately $0.7 million.

16.	SHARE-BASED PAYMENTS
Noranda Long-Term Incentive Plans
We recorded stock compensation expense as follows (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Stock options	—	0.1	0.5
Restricted stock and restricted stock unit equity awards	3.3	4.7	4.2
Restricted stock unit liability awards	0.2	—	0.2
Total stock compensation expense before income taxes	3.5	4.8	4.9
Income tax benefit	(1.2)	(1.6)	(1.6)
Total stock compensation expense, net of income taxes	2.3	3.2	3.3
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
Employees and non-employee directors held 1,039,895 options at December 31, 2014 from our Noranda 2007 Long-Term Incentive Plan. The investor director provider group held 140,000 options at December 31, 2014. The investor director provider group consists of the full-time employees of our principal shareholders affiliated with Apollo Management VI (“Apollo”) who serve on our Board. Common stock shares awarded or sold to employees and non-employee directors under the plan, including exercised stock options, totaled 1,946,463 shares through December 31, 2014.
Employees and non-employee directors held 536,294 unvested service-vesting restricted stock units (“RSUs”) awards, 637,784 shares of restricted stock, a target amount of 1,232,055 performance-vesting restricted shares and RSUs and a target amount of 173,188 market-based restricted stock at December 31, 2014 from our Noranda 2010 Incentive Award Plan. The outstanding award amounts include dividend equivalent units issued to restricted stock and RSU holders in connection with the cash dividend paid to shareholders discussed in Note 15, "Shareholders' Equity". The number and grant date fair value of the performance awards to be issued, a maximum of 1,365,671 awards, will be based on Company performance for the years 2014 through 2015. A total of 1,041,375 service-vesting RSUs, 221,042 service-vesting restricted stock and 202,673 performance-vesting restricted shares and RSUs have vested as of December 31, 2014. We reacquired 428,627 shares upon vesting based on employee elections to use shares to pay for minimum statutory withholding taxes on the shares vested.
We reserved 5,000,000 shares of common stock for issuance under our Noranda 2014 Incentive Award Plan. We had 4,951,462 shares available for issuance under the 2014 Incentive Award Plan as of December 31, 2014. Employees and non-employee directors held 208,698 unvested service-vesting restricted stock units (“RSUs”) awards at December 31, 2014 from our Noranda 2014 Incentive Award Plan.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our stock option activity and related information follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)	Common shares	Weighted-average exercise price
		$	$		$
Outstanding, December 31, 2011	1,637,431	1.81		140,000	9.00
Exercised	(329,442)	1.90	1.9	—	—
Outstanding, December 31, 2012	1,307,989	1.89	5.7	140,000	9.00
Exercised	(104,640)	1.60	0.2	—	—
Forfeited	(19,900)	1.81		—	—
Outstanding, December 31, 2013	1,183,449	1.92	2.0	140,000	9.00
Exercised	(117,558)	1.63	0.3	—	—
Forfeited	(5,996)	1.56		—	—
Expired	(20,000)	9.00	—	—	—
Outstanding, December 31, 2014	1,039,895	1.82	2.0	140,000	9.00
Fully vested and exercisable, December 31, 2014 (weighted-average remaining contractual term of 3.3 years and 2.8 years, respectively)	1,039,895	1.82	2.0	140,000	9.00
Forty thousand non-employee director options which were not in-the-money at December 31, 2014, and therefore have a negative intrinsic value, have been excluded from the aggregate intrinsic value shown above. None of the 140,000 investor director provider options were in-the-money at December 31, 2014.
We estimated the grant date fair value of stock options using the Black-Scholes-Merton option pricing model. We did not grant stock options in 2014, 2013 or 2012.
In 2014 and 2013, we granted 60,000 and 20,000, respectively, of cash-settled service-vesting RSUs (“the investor director provider RSUs,”) in lieu of RSUs that would otherwise be granted under the director compensation program and 334 and 728, respectively, of dividend equivalent units to the investor director provider group. We make a cash payment to Apollo equal to the fair market value of the outstanding investor director provider RSUs on the vesting dates. We account for the investor director provider RSUs as liability awards. We remeasure the fair value of the liability at each reporting date and adjust stock compensation expense so that the amount ultimately recorded as stock compensation expense will equal the cash paid on the vesting date (see Note 4, "Fair Value Measurements"). We paid Apollo $0.1 million and $0.1 million for vested RSUs during the year ended December 31, 2014 and 2013, respectively.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our employee and non-employee director RSU and restricted stock activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards (1)
	#	$	#	$	#	$	#
Non-vested, December 31, 2011	479,465	13.66	—	—	—	—	260,866
Granted	407,760	11.75	—	—	—	—	462,053
Dividend equivalent units granted	16,855	7.18	—	—	—	—	103,173
Vested (aggregate intrinsic value of $1.5 million	(142,506)	13.62	—	—	—	—	—
Forfeited	(13,637)	13.62	—	—	—	—	(5,429)
Non-vested, December 31, 2012 (aggregate intrinsic value of $9.6 million)	747,937	12.48	—	—	—	—	820,663
Granted	502,576	4.08	—	—	188,000	2.13	512,988
Grant date determined during the period	—	—	294,336	5.22	—	—	(294,336)
Dividend equivalent units granted	30,763	3.52	10,583	3.60	5,066	3.36	32,581
Vested (aggregate intrinsic value of $1.2 million)	(311,350)	12.52	—	—	—	—	(25,612)
Forfeited	(73,816)	8.67	(4,479)	6.05	—	—	(43,154)
Non-vested, December 31, 2013 (aggregate intrinsic value of $7.9 million)	896,110	7.76	300,440	5.15	193,066	2.16	1,003,130
Granted	1,210,056	4.14	—	—	—	—	440,775
Grant date determined during the period	—	—	507,897	4.09	—	—	(507,897)
Dividend equivalent units granted	10,752	4.07	4,614	4.09	1,688	4.07	7,339
Vested (aggregate intrinsic value of $4.5 million)	(808,561)	6.93	(195,767)	13.70	—	—	(6,906)
Forfeited	(134,278)	5.87	(36,115)	11.73	(21,566)	2.16	(56,200)
Cancelled	—	—	(168,414)	12.89	—	—	(60,844)
Non-vested, December 31, 2014 (aggregate intrinsic value of $9.1 million)	1,174,079	4.78	412,655	(3.96)	173,188	2.18	819,397

(1)
As a result of the restructuring which took place during the fourth quarter of 2013, employees with performance-vesting restricted stock vested their awards as of their termination date inclusive of a service factor. The aggregate intrinsic value associated with those vestings was $0.1 million as of December 31, 2013.Our investor director provider RSU activity was as follows:

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investor director provider RSU activity was as follows:

# RSUs
Non-vested, December 31, 2011	34,148
Granted	25,000
Dividend equivalent units granted	638
Vested	(34,442)
Non-vested, December 31, 2012	25,344
Granted	20,000
Dividend equivalent units granted	728
Vested	(20,656)
Forfeited	(5,069)
Non-vested, December 31, 2013	20,347
Granted	60,000
Dividend equivalent units granted	334
Vested	(20,457)
Forfeited	—
Non-vested, December 31, 2014	60,224
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
We estimated a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2014. We expect all share-based payment awards granted to executives and directors to vest. Dividend equivalent units vest on the same schedule as the related share-based payment awards. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. We recognize stock compensation expense on a straight-line basis over the three years vesting period. A grant date had not been determined as of December 31, 2014 for performance-vesting awards granted in 2014 and 2013 because the performance conditions had not yet been determined.
As of December 31, 2014, unrecognized stock compensation expense related to non-vested options, service-vesting RSUs, restricted stock, investor director provider RSUs and market-based restricted stock was $3.4 million. We will recognize this amount over a weighted-average period of 1.5 years. During first quarter 2013, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2011 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2013 or 2014 because the performance conditions had not been determined as of December 31, 2014.
Total fair value of options that vested for the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.4 million and $1.1 million, respectively. Total fair value of vested service-vesting RSUs and restricted stock was $4.7 million and $0.9 million respectively, for the year ended December 31, 2014. Only performance-vesting RSUs and restricted stock associated with the 2013 restructuring vested during the year ended December 31, 2013; total fair value of those vested RSUs and restricted stock was $0.1 million.
Employee Stock Purchase Plan
On May 10, 2012, our shareholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2012. A total of 500,000 shares of common stock is available for issuance under the ESPP. The ESPP is designed to provide eligible employees an opportunity to purchase shares of our common stock at 95% of the fair market value on the purchase date. As of December 31, 2014 and December 31, 2013, activity under the ESPP was not material.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    NET INCOME PER COMMON SHARE
Basic and diluted EPS were calculated as follows (in millions, except per share):

	December 31
	2014	2013	2012
Net income (loss)	$(26.6)	$(47.6)	$49.5
Weighted-average common shares outstanding:
Basic	68.68	67.94	67.55
Effect of dilutive securities	—	—	1.57
Diluted	68.68	67.94	69.12
Net income (loss) per common share:
Basic	$(0.39)	$(0.70)	$0.73
Diluted	$(0.39)	$(0.70)	$0.72
Certain share-based payment awards whose terms and conditions are described in Note 16, "Share-Based Payments" could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those anti-dilutive share-based payment awards were as follows (in millions):

	December 31
	2014	2013	2012
Options	1.22	1.07	0.15
Service-vesting restricted stock and RSUs and Dividend equivalent units	1.05	0.82	0.39
Performance-vesting restricted stock and RSUs and Dividend equivalent units	0.20	0.14	—
Antidilutive securities	2.47	2.03	0.54

18.    INCOME TAXES
The components of income (loss) before income taxes were as follows (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
United States	(9.9)	(75.8)	83.4
Foreign	(18.8)	(2.0)	(8.8)
Total	(28.7)	(77.8)	74.6
Income tax expense (benefit) was as follows (in millions):

	Year ended December 31,
	2014	2013	2012
	$	$	$
Current:
Federal	8.7	1.9	26.2
State	0.8	0.5	1.2
Current, total	9.5	2.4	27.4
Deferred:
Federal	(12.0)	(27.4)	0.6
Foreign	—	—	(2.8)
State	0.4	(2.0)	(0.1)
Effect of state law change	—	(3.2)	—
Deferred, total	(11.6)	(32.6)	(2.3)
Total	(2.1)	(30.2)	25.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, we had foreign net operating loss carry forwards of approximately $41.9 million with no expiration date and state net operating loss carryforwards of approximately $206.9 million expiring in years 2020 through 2029. In addition, as of December 31, 2014, we had state tax credit carryforwards of $0.4 million expiring in years 2015 through 2026.
We recognize a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a quarterly basis, we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. For the year ended December 31, 2014, we increased our valuation allowance by $6.4 million, primarily related to foreign and state net operating loss carry forwards. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded.
As of December 31, 2014, we have not provided for withholding or United States federal income taxes on approximately $4.0 million of accumulated undistributed earnings of our foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, an approximately $0.1 million deferred income tax liability would have been provided.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31
	2014	2013
	$	$
Deferred tax liabilities:
Property related	133.2	129.9
Debt related	57.6	72.3
Investments	27.4	34.1
Inventory	9.4	7.6
Intangibles	9.3	10.5
Derivatives	0.5	0.2
Other	1.3	1.6
Total deferred tax liabilities	238.7	256.2
Deferred tax assets:
Compensation related	80.3	56.4
Capital and net operating loss carryforwards	19.2	13.5
Foreign and state tax credit carryforwards	0.3	0.5
Other	1.6	2.0
Total deferred tax assets	101.4	72.4
Valuation allowance for deferred tax assets	(17.2)	(10.8)
Net deferred tax assets	84.2	61.6
Net deferred tax liability	154.5	194.6

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of Income Taxes
The reconciliation of the income taxes, calculated at the rates in effect, with the effective tax rate shown in the consolidated statements of operations, was as follows:

	December 31
	2014	2013	2012
	%	%	%
Federal statutory income tax rate	35.0	35.0	35.0
Reconciling items between federal statutory income tax rate and effective tax rate:
State and local income taxes, net of federal benefit	(2.8)	1.1	1.1
Internal Revenue Code Sec. 199 manufacturing deduction	2.8	—	(3.6)
Effect of state law change	—	4.2	—
Foreign rate difference	(7.2)	(0.3)	1.5
Foreign valuation allowance	(18.0)	(1.6)	0.5
Other permanent items	(2.5)	0.4	(0.9)
Effective tax rate	7.3	38.8	33.6
In connection with the Apollo Acquisition, Xstrata generally agreed to indemnify us for taxes imposed on Noranda Intermediate and its subsidiaries with respect to periods ending on or prior to the date of the Apollo Acquisition. At each of December 31, 2014 and 2013, we had a receivable of $0.1 million from Xstrata equal to our provision for uncertain tax positions (net of federal benefits) for income taxes of Noranda Intermediate and its subsidiaries for periods ending on or prior to the date of the Apollo Acquisition.
As of December 31, 2014 and 2013 we had unrecognized tax benefits (including interest) of approximately $2.0 million and $1.9 million, respectively. We elected to accrue interest and penalties related to unrecognized tax benefits in our provision for income tax. We had accrued interest and penalties related to unrecognized tax benefits of approximately $0.2 million and $0.1 million at December 31, 2014 and December 31, 2013.
Changes in amounts of unrecognized tax benefits were as follows (in millions):

	December 31
	2014	2013	2012
	$	$	$
Beginning of period	1.8	2.0	2.0
Lapses on statute of limitations	—	(0.2)	—
End of period	1.8	1.8	2.0
As of December 31, 2014 and 2013 the total amounts of net unrecognized tax benefits that, if recognized, would impact the effective tax rate were $1.3 million and $1.3 million, respectively. Within the next twelve months, we estimate that the unrecognized benefits could change by approximately $0.1 million as a result of tax audit closings, settlements and the expiration of the statute of limitations with respect to returns in various jurisdictions.
We file a consolidated federal and various state income tax returns. The earliest year open to examination in the Company’s major jurisdictions is 2011 for federal and state income tax returns.

19.	RELATED PARTY TRANSACTIONS
On August 8, 2014 Apollo sold its remaining shares in Berry Plastics Corporation, a former portfolio company of Apollo. Sales to this entity were as follows (in millions):

Year ended December 31,	$
2014	4.3
2013	8.5
2012	9.5
On April 12, 2013 Metals USA Holdings Corp. was acquired by Reliance Steel & Aluminum Co., a public company not affiliated with Apollo. Sales to Metals USA Holdings Corp. and its subsidiaries were as follows (in millions):

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31,	$
2014	—
2013 (1)	4.2
2012	11.4

(1)	Sales to Metals USA Holding Corp. include the period in which Metals USA Holdings Corp was affiliated with Apollo through April 12, 2013.
Accounts receivable from related parties were as follows:

	Year ended December 31,
	2014	2013
	$	$
Berry Plastics Corporation	0.2	0.3
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

20.    NON-CONTROLLING INTEREST
Through St. Ann, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the GOJ holds a 51% interest. NJBP mines bauxite, approximately 58% of which was sold to Gramercy during 2014, with the remaining majority sold to Sherwin Alumina Company.
St. Ann is a party to several agreements (collectively, the “Mining Agreements”) with the GOJ. St. Ann and the GOJ have equal voting rights in NJBP’s executive committee. St. Ann manages the mining operations under a management agreement. St. Ann receives bauxite from NJBP at NJBP’s cost and pays the GOJ a return on its investment in NJBP through fees paid by NBL pursuant to an establishment agreement, as amended, that defines the negotiated fiscal structure. St. Ann has a special mining lease with the GOJ for the supply of bauxite. The lease ensures access to sufficient reserves to allow St. Ann to ship annually 4.5 million dry metric tonnes (“DMT”) of bauxite from mining operations in a specified concession area through September 30, 2030. In 2013, the GOJ gave us the option to mine up to 5.1 million DMT of bauxite during 2013 and up to 5.4 million DMT per annum for the period 2014 through 2017.
In return for these rights, St. Ann is required to pay fees called for in the establishment agreement, as amended, consisting of:

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

As of December 31, 2014 and 2013, we recorded accrued liabilities of $5.9 million and $5.7 million, respectively, for these fees. We had no prepaid GOJ royalties as of December 31, 2014 and 2013.
The previous structure provided for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2017. The terms of the establishment agreement, as amended, required us to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011. We utilized $1.3 million of these prepaid income taxes in 2011 leaving a balance of $12.7 million at December 31, 2014. These prepaid taxes can be used into perpetuity subject to an annual limitation.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are attempting to negotiate a new fiscal structure with the GOJ. The terms of any new fiscal structure, as well as our ability to utilize all or part of the prepaid taxes, are subject to the outcome of the negotiations of any new fiscal structure or to the determination of our rights and obligations in connection with the existing arrangements. An unfavorable outcome could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Due to the consolidation of NJBP, the following amounts were included in our consolidated balance sheets (in millions):

	December 31, 2014			December 31, 2013
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.8	—	0.8	0.6	—	0.6
Accounts receivable, net	13.5	(13.5)	—	13.3	(13.3)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	14.3	—	14.3	15.6	—	15.6
Other current assets	8.1	—	8.1	2.0	—	2.0
Property, plant and equipment, net	45.0	—	45.0	42.6	—	42.6
Other assets	7.4	—	7.4	5.1	—	5.1
Accounts payable	(71.8)	55.5	(16.3)	(62.1)	55.5	(6.6)
Accrued liabilities	(3.9)	—	(3.9)	(3.8)	—	(3.8)
Environmental, land and reclamation liabilities	(1.5)	—	(1.5)	(1.4)	—	(1.4)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
NBP’s net investment and advances to NJBP	5.9	42.0	47.9	5.9	42.2	48.1
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2014
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.5	7.1	3.3	9.6	—	20.5
Accounts receivable, net
Trade	—	—	102.4	0.1	—	102.5
Affiliates	19.5	12.0	10.0	—	(41.5)	—
Inventories, net	—	—	168.2	28.5	—	196.7
Other current assets	4.2	—	11.4	11.8	—	27.4
Total current assets	24.2	19.1	295.3	50.0	(41.5)	347.1
Investments in affiliates	266.1	1,537.3	—	—	(1,803.4)	—
Advances due from affiliates	—	134.0	736.9	63.5	(934.4)	—
Property, plant and equipment, net	—		627.4	67.6	—	695.0
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	49.3	—	—	49.3
Other assets	—	5.8	51.6	31.7	—	89.1
Total assets	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	112.1	10.5	—	122.6
Affiliates	—	19.5	—	22.0	(41.5)	—
Accrued liabilities	—	2.3	35.2	21.6	—	59.1
Deferred tax liabilities	0.1	—	11.6	—	—	11.7
Current portion of long-term debt	—	4.9	1.1	5.6	—	11.6
Total current liabilities	0.1	26.7	160.0	59.7	(41.5)	205.0
Long-term debt	—	639.5	—	16.9	—	656.4
Pension and other post-retirement (“OPEB”) liabilities	—	—	187.9	7.5	—	195.4
Other long-term liabilities	—	—	35.9	10.0	—	45.9
Advances due to affiliates	197.3	737.2	—	—	(934.5)	—
Long-term deferred tax liabilities	26.8	26.7	89.3	0.4	0.1	143.3
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	243.6	352.1	1,199.7	83.8	(1,635.6)	243.6
Retained earnings (accumulated deficit)	(68.2)	24.0	330.8	32.9	(387.7)	(68.2)
Accumulated other comprehensive income (loss)	(110.0)	(110.0)	(105.5)	(4.4)	219.9	(110.0)
Total shareholders’ equity	66.1	266.1	1,425.0	112.3	(1,803.4)	66.1
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	66.1	266.1	1,425.0	118.3	(1,803.4)	72.1
Total liabilities and equity	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2013
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.4	66.7	1.1	11.2	—	79.4
Accounts receivable, net:
Trade	—	—	81.6	5.1	—	86.7
Affiliates	19.1	11.9	5.3	7.4	(43.7)	—
Inventories, net,	—	—	148.8	29.9	—	178.7
Other current assets	1.8	—	11.8	5.9	—	19.5
Total current assets	21.3	78.6	248.6	59.5	(43.7)	364.3
Investments in affiliates	341.9	1,565.5	—	—	(1,907.4)	—
Advances due from affiliates	—	122.2	730.3	63.5	(916.0)	—
Property, plant and equipment, net	—	—	612.0	65.2	—	677.2
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	55.2	—	—	55.2
Other assets	—	7.7	51.8	28.3	—	87.8
Total assets	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	0.2	79.3	9.7	—	89.2
Affiliates	—	19.1	7.4	17.2	(43.7)	—
Accrued liabilities	—	2.0	42.4	20.6	—	65.0
Deferred tax liabilities	0.1	—	2.0	—	—	2.1
Current portion of long-term debt	—	4.9	—	—	—	4.9
Total current liabilities	0.1	26.2	131.1	47.5	(43.7)	161.2
Long-term debt	—	643.2	—	11.0	—	654.2
Pension and other post-retirement (“OPEB”) liabilities	—	—	109.9	5.9	—	115.8
Other long-term liabilities	—	—	38.4	11.6	—	50.0
Advances due to affiliates	186.3	729.7	—	—	(916.0)	—
Long-term deferred tax liabilities	35.5	33.0	124.0	1.1	—	193.6
Shareholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	239.7	352.1	1,199.7	83.7	(1,635.5)	239.7
Retained earnings (accumulated deficit)	(38.7)	50.2	289.1	53.4	(392.7)	(38.7)
Accumulated other comprehensive income (loss)	(60.4)	(60.4)	(56.7)	(3.7)	120.8	(60.4)
Total shareholders’ equity	141.3	341.9	1,432.1	133.4	(1,907.4)	141.3
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	141.3	341.9	1,432.1	139.4	(1,907.4)	147.3
Total liabilities and equity	363.2	1,774.0	1,835.5	216.5	(2,867.1)	1,322.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2014
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,307.7	113.7	(66.3)	1,355.1
Operating costs and expenses:
Cost of sales	—	—	1,211.8	116.2	(66.2)	1,261.8
Selling, general and administrative expenses	4.7	0.6	55.8	15.2	(0.1)	76.2
Total operating costs and expenses	4.7	0.6	1,267.6	131.4	(66.3)	1,338.0
Operating income (loss)	(4.7)	(0.6)	40.1	(17.7)	—	17.1
Other (income) expense:
Interest expense, net	(0.4)	49.6	0.1	1.1	—	50.4
(Gain) loss on hedging activities, net	—	—	(4.6)	—	—	(4.6)
Total other expense, net	(0.4)	49.6	(4.5)	1.1	—	45.8
Income (loss) before income taxes	(4.3)	(50.2)	44.6	(18.8)	—	(28.7)
Income tax expense (benefit)	(0.8)	(17.7)	16.4	—	—	(2.1)
Equity in net income of subsidiaries	(23.1)	9.4	—	—	13.7	—
Net income (loss)	(26.6)	(23.1)	28.2	(18.8)	13.7	(26.6)
Other comprehensive income (loss)	(49.6)	(49.6)	(48.8)	(0.7)	99.1	(49.6)
Total comprehensive income (loss)	(76.2)	(72.7)	(20.6)	(19.5)	112.8	(76.2)
NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2013
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,296.7	129.0	(82.2)	1,343.5
Operating costs and expenses:
Cost of sales	—	—	1,236.9	117.1	(82.1)	1,271.9
Selling, general and administrative expenses	6.2	1.1	76.1	13.8	(0.1)	97.1
Total operating costs and expenses	6.2	1.1	1,313.0	130.9	(82.2)	1,369.0
Operating income (loss)	(6.2)	(1.1)	(16.3)	(1.9)	—	(25.5)
Other (income) expense:
Interest expense, net	(0.4)	47.6	0.2	0.1	—	47.5
(Gain) loss on hedging activities, net	—	—	2.3	—	—	2.3
Debt refinancing expense	—	2.5	—	—	—	2.5
Total other expense, net	(0.4)	50.1	2.5	0.1	—	52.3
Income (loss) before income taxes	(5.8)	(51.2)	(18.8)	(2.0)	—	(77.8)
Income tax expense (benefit)	(1.7)	(18.4)	(10.1)	—	—	(30.2)
Equity in net income (loss) of subsidiaries	(43.5)	(10.7)	—	—	54.2	—
Net income (loss)	(47.6)	(43.5)	(8.7)	(2.0)	54.2	(47.6)
Other comprehensive income (loss)	45.3	45.3	49.7	(4.4)	(90.6)	45.3
Total comprehensive income (loss)	(2.3)	1.8	41.0	(6.4)	(36.4)	(2.3)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2012
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,344.0	130.2	(79.3)	1,394.9
Operating costs and expenses:
Cost of sales	—	—	1,232.7	124.3	(79.3)	1,277.7
Selling, general and administrative expenses	6.3	0.8	60.8	14.7	—	82.6
Total operating costs and expenses	6.3	0.8	1,293.5	139.0	(79.3)	1,360.3
Operating income (loss)	(6.3)	(0.8)	50.5	(8.8)	—	34.6
Other (income) expense:
Interest expense, net	(0.4)	33.3	0.2	—	—	33.1
(Gain) loss on hedging activities, net	—	—	(81.2)	—	—	(81.2)
Debt refinancing expense	—	8.1	—	—	—	8.1
Total other expense, net	(0.4)	41.4	(81.0)	—	—	(40.0)
Income (loss) before income taxes	(5.9)	(42.2)	131.5	(8.8)	—	74.6
Income tax expense (benefit)	(2.1)	(14.9)	44.9	(2.8)	—	25.1
Equity in net income (loss) of subsidiaries	53.3	80.6	—	—	(133.9)	—
Net income (loss)	49.5	53.3	86.6	(6.0)	(133.9)	49.5
Other comprehensive income (loss)	(63.3)	(63.3)	(66.6)	3.3	126.6	(63.3)
Total comprehensive income (loss)	(13.8)	(10.0)	20.0	(2.7)	(7.3)	(13.8)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2014
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	0.2	(46.5)	84.2	(7.3)	—	30.6
INVESTING ACTIVITIES
Capital expenditures	—	—	(82.3)	(11.2)	—	(93.5)
Proceeds from sale of property, plant and equipment	—	—	0.3	—	—	0.3
Cash used in investing activities	—	—	(82.0)	(11.2)	—	(93.2)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements, net of shares tendered for taxes	(1.2)	—	—	—	—	(1.2)
Dividends paid to shareholders	(2.7)	—	—	—	—	(2.7)
Repayments of long-term debt	—	(4.9)	—	—	—	(4.9)
Borrowings on long-term debt	—	(4.4)	—	16.9	—	12.5
Distribution (to parent) from subsidiary	3.8	(3.8)	—	—	—	—
Cash provided by financing activities	(0.1)	(13.1)	—	16.9	—	3.7
Change in cash and cash equivalents	0.1	(59.6)	2.2	(1.6)	—	(58.9)
Cash and cash equivalents, beginning of period	0.4	66.7	1.1	11.2	—	79.4
Cash and cash equivalents, end of period	0.5	7.1	3.3	9.6	—	20.5

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2013
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.4)	(0.8)	58.8	6.6	—	64.2
INVESTING ACTIVITIES
Capital expenditures	—	—	(61.9)	(10.8)	—	(72.7)
Proceeds from sale of property, plant and equipment	—	—	0.9	—	—	0.9
Cash used in investing activities	—	—	(61.0)	(10.8)	—	(71.8)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements	(0.2)	—	—	—	—	(0.2)
Dividends paid to shareholders	(8.8)	—	—	—	—	(8.8)
Repayments of long-term debt	—	(280.0)	—	—	—	(280.0)
Borrowings on long-term debt	—	331.8	—	11.0	—	342.8
Payment of financing cost	—	(2.9)	—	—	—	(2.9)
Distribution (to parent) from subsidiary	9.3	(9.3)	—	—	—	—
Cash provided by (used in) financing activities	0.3	39.6	—	11.0	—	50.9
Change in cash and cash equivalents	(0.1)	38.8	(2.2)	6.8	—	43.3
Cash and cash equivalents, beginning of period	0.5	27.9	3.3	4.4	—	36.1
Cash and cash equivalents, end of period	0.4	66.7	1.1	11.2	—	79.4

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
Management’s Report On Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting are included on pages [54] and [55], respectively, of this Form 10-K.
Changes In Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Corporate Governance – Code of Business Conduct,” “Election of Directors,” “Corporate Governance - Director Independence,” “Corporate Governance - Board Meetings and Board Committees,” “Compensation Committee Report,” “Certain Relationships And Related Party Transactions,” and “Section16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2015 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the captions “Certain Relationships and Related Party Transactions,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “2014 Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “2014 Outstanding Equity Awards at Fiscal Year End,” “2014 Pension Benefits,” “2014 Outstanding Equity Awards at Fiscal Year End,” “2014 Option Exercises and Stock Vested,” and “Potential Payments Upon Termination or Change in Control” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2015 is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Plan Information” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2015 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions “Election of Directors,” “Corporate Governance” and “Certain Relationships and Related Party Transactions” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2015 is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information set forth under the caption “Proposal To Ratify The Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 14, 2015 is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See the index to Financial Statements, which appears on page 55 of this report.
(a) (2) Financial Statement Schedules
Any applicable financial statement schedules required under the related instructions are included in the notes to the consolidated financial statements, which appear on pages 59 through 115 of this report.
(a) (3) Exhibits
See the Index to Exhibits, which appear on pages 120 through 122 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

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

Signature	Title	Date
/S/ LAYLE K. SMITH	President, Chief Executive Officer and Director	February 27, 2015
Layle K. Smith	(Principal Executive Officer)
/S/ DALE W. BOYLES	Chief Financial Officer	February 27, 2015
Dale W. Boyles	(Principal Financial Officer and Principal Accounting Officer)
/S/ WILLIAM H. BROOKS	Director	February 27, 2015
William H. Brooks
/S/ ERIC L. PRESS	Director	February 27, 2015
Eric L. Press
/S/ ROBERT J. KALSOW-RAMOS	Director	February 27, 2015
Robert J. Kalsow-Ramos
/S/ RONALD S. ROLFE	Director	February 27, 2015
Ronald S. Rolfe
/S/ MATTHEW H. NORD	Director	February 27, 2015
Matthew H. Nord
/S/ MATTHEW R. MICHELINI	Director	February 27, 2015
Matthew R. Michelini
/S/ ALAN H. SCHUMACHER	Director	February 27, 2015
Alan H. Schumacher
/S/ THOMAS R. MIKLICH	Director	February 27, 2015
Thomas R. Miklich
/S/ ELLIOT G. SAGOR	Director	February 27, 2015
Elliot G. Sagor
/S/ RICHARD B. EVANS	Director	February 27, 2015
Richard B. Evans
/S/ CARL J. RICKERTSEN	Director	February 27, 2015
Carl J. Rickertsen

INDEX TO EXHIBITS

Exhibit number	Description
3.1
Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

3.2
Amended and Restated By-Laws, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

3.3
Amended and Restated By-Laws of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 3.2 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on December 16, 2014.)

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
4.5
Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.6 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-150760), filed on April 26, 2010)

4.6
Indenture, dated January 10, 2014, by and among Noranda Aluminum Acquisition Corporation, the guarantors named therein, and U.S. Bank National Association, as the exchange agent (incorporated by reference to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 10, 2014.

10.1
ABL Credit Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the other borrowers party thereto from time to time the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.2
Amendment No. 1 to ABL Credit Agreement, dated as of March 21, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the other borrowers party thereto from time to time, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on April 30, 2012)

10.3
Amendment No. 2 to ABL Credit Agreement, dated as of March 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the other borrowers party thereto from time to time, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Acquisition Corporation’s Registration Statement on Form S-4 filed on January 10, 2014)

10.4
ABL Guarantee and Collateral Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.5
ABL Incremental Assumption Agreement No. 1, dated as of May 15, 2013, among Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Incremental Revolving Facility Lender and Administrative Agent (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on July 30, 2013)

10.6
Term Credit Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, the lenders party thereto from time to time, Bank of America, N.A., as Administrative Agent and the other parties thereto (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.7
Term Guarantee and Collateral Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.8
Incremental Amendment No. 1 to Credit Agreement, dated as of March 8, 2013, by and among Noranda Aluminum Acquisition Corporation, Bank of America, N.A., as Incremental Term Lender, Bank of America, N.A., as Administrative Agent for the Lenders, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013)

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

10.33
Management Incentive Term Sheet, dated October 17, 2013 between Noranda Aluminum Holding Corporation and Dale W. Boyles (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on October 23, 2013)

10.34	2014 Incentive Award Plan (incorporated by reference to Exhibit 99.1 of the Noranda Aluminum Holding Corporation’s Registration Statement on Form S-8 filed on May 13, 2014)
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of CRU
24.1	Power of Attorney (included in signature pages)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
†    Certain portions of this document have been omitted pursuant to a confidential treatment request.
*    Previously filed.