Form 10-Q
period 2015-03-31
Noranda Aluminum Holding CORP
filed 2015-05-06
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
As of April 15, 2015, there were 69,216,096 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	March 31, 2015	December 31, 2014
	$	$
ASSETS
Current assets:
Cash and cash equivalents	23.5	20.5
Accounts receivable, net	112.6	102.5
Inventories, net	187.8	196.7
Other current assets	29.2	27.4
Total current assets	353.1	347.1
Property, plant and equipment, net	698.8	695.0
Goodwill	137.6	137.6
Other intangible assets, net	47.8	49.3
Other assets	87.8	89.1
Total assets	1,325.1	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	115.6	122.6
Accrued liabilities	73.0	59.1
Deferred tax liabilities	11.6	11.7
Current portion of long-term debt	12.1	11.6
Total current liabilities	212.3	205.0
Long-term debt, net	653.9	656.4
Pension and other post-retirement benefit (“OPEB”) liabilities	195.8	195.4
Other long-term liabilities	44.8	45.9
Long-term deferred tax liabilities	146.9	143.3
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at March 31, 2015 and December 31, 2014)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 69.2 shares issued and outstanding at March 31, 2015; 68.9 shares issued and outstanding at December 31, 2014)	0.7	0.7
Capital in excess of par value	244.4	243.6
Accumulated deficit	(71.8)	(68.2)
Accumulated other comprehensive loss	(107.9)	(110.0)
Total shareholders’ equity	65.4	66.1
Non-controlling interest	6.0	6.0
Total equity	71.4	72.1
Total liabilities and equity	1,325.1	1,318.1
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended March 31,
	2015	2014
	$	$
Sales	345.6	311.6
Operating costs and expenses:
Cost of sales	312.0	302.0
Selling, general and administrative expenses	22.3	20.7
Total operating costs and expenses	334.3	322.7
Operating income (loss)	11.3	(11.1)
Other (income) expense:
Interest expense, net	13.2	12.5
Loss on hedging activities, net	0.3	0.3
Total other expense, net	13.5	12.8
Loss before income taxes	(2.2)	(23.9)
Income tax expense (benefit)	0.5	(7.1)
Net loss	(2.7)	(16.8)
Net loss per common share:
Basic	$(0.04)	$(0.25)
Diluted	$(0.04)	$(0.25)
Weighted-average common shares outstanding:
Basic (shares, in millions)	68.97	68.23
Diluted (shares, in millions)	68.97	68.23
Cash dividends declared per common share	$0.01	$0.01
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended March 31,
	2015	2014
	$	$
Net loss	(2.7)	(16.8)
Other comprehensive income:
Reclassification of pension and OPEB amounts realized in net loss	3.2	1.8
Total other comprehensive income, before tax	3.2	1.8
Income tax expense related to components of other comprehensive income	1.1	0.7
Total other comprehensive income, net of tax	2.1	1.1
Total comprehensive income (loss)	(0.6)	(15.7)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2014	—	0.7	243.6	(68.2)	(110.0)	6.0	72.1
Net loss	—	—	—	(2.7)	—	—	(2.7)
Other comprehensive income	—	—	—	—	2.1	—	2.1
Shares tendered for taxes, net of issuance of common shares for share-based payment arrangements	—	—	(0.2)	—	—	—	(0.2)
Stock compensation expense related to equity-based awards	—	—	0.8	—	—	—	0.8
Vesting of awards, share-based plans	—	—	0.2	(0.2)	—	—	—
Dividends to shareholders @ $0.01 per share	—	—	—	(0.7)	—	—	(0.7)
Balance, March 31, 2015	—	0.7	244.4	(71.8)	(107.9)	6.0	71.4
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended March 31,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss	(2.7)	(16.8)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	23.0	21.7
Non-cash interest expense	0.7	0.7
Last in, first out and lower of cost or market inventory adjustments	(4.8)	(0.2)
(Gain) loss on disposal of assets	0.1	(0.1)
Gain on hedging activities, excluding cash settlements	—	(0.5)
Deferred income taxes	2.4	(14.3)
Share-based compensation expense	0.8	0.7
Changes in other assets	(1.0)	(1.6)
Changes in pension, other post-retirement and other long-term liabilities	2.7	0.7
Changes in current operating assets and liabilities:
Accounts receivable, net	(10.1)	(26.0)
Inventories, net	13.4	(12.8)
Taxes receivable and taxes payable	1.3	7.7
Other current assets	(0.9)	(1.2)
Accounts payable	(8.2)	21.4
Accrued liabilities	12.8	1.1
Cash provided by (used in) operating activities	29.5	(19.5)
INVESTING ACTIVITIES
Capital expenditures	(23.5)	(13.1)
Proceeds from sale of property, plant and equipment	0.1	0.2
Cash used in investing activities	(23.4)	(12.9)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	(0.4)
Dividends paid to shareholders	(0.7)	(0.7)
Repayments of long-term debt	(2.6)	(1.2)
Borrowings on revolving credit facility	72.0	—
Repayments on revolving credit facility	(72.0)	—
Borrowings on long-term debt, net	0.4	6.5
Cash provided by (used in) financing activities	(3.1)	4.2
Change in cash and cash equivalents	3.0	(28.2)
Cash and cash equivalents, beginning of period	20.5	79.4
Cash and cash equivalents, end of period	23.5	51.2
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
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information. The condensed consolidated financial statements, including these condensed notes, are unaudited and exclude some of the disclosures required in annual consolidated financial statements. Condensed consolidated balance sheet data as of December 31, 2014 was derived from our audited condensed consolidated financial statements. In management’s opinion, these unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) that are considered necessary for the fair presentation of our financial position and operating results. All intercompany transactions and accounts have been eliminated in consolidation.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015.
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.
In August 2014, the FASB issued an ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. The Company will be required to perform interim and annual assessments of its ability to continue as a going concern within one year of the date that the financial statements are issued. The Company must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.
In April 2015, the FASB issued an ASU No. 2015-03, “Interest - Imputation of Interest”. The ASU was issued as an initiative to reduce complexity in accounting standards (the Simplification Initiative). The Company will apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company will be required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. The adoption of the ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

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
Our five reportable segments are Bauxite, Alumina, Primary, Flat-Rolled and Corporate.

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

•	Primary – Produces value-added aluminum products in several forms, including billet, rod, high purity sow and foundry. The Primary segment also produces commodity grade sow.

•	Flat-Rolled – Produces rolled aluminum products such as finstock and container stock.

•	Corporate – Reflects costs of corporate operations.
The accounting policies of the segments are the same as those described in Note 1, "Accounting Policies".

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions):

	Three months ended March 31, 2015
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.7	55.0	130.9	148.0	—	—	345.6
Intersegment	19.6	27.4	22.0	—	—	(69.0)	—
Total sales	31.3	82.4	152.9	148.0	—	(69.0)	345.6

Capital expenditures	3.3	1.4	17.0	1.3	0.5	—	23.5
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	2.1	3.7	23.1	12.7	(7.8)	0.1	33.9
Depreciation and amortization	(3.0)	(5.2)	(10.0)	(4.3)	(0.5)	—	(23.0)
Last in, first out and lower of cost or market inventory adjustments	—	—	0.8	4.0	—	—	4.8
Gain (loss) on disposal of assets	—	—	(0.1)	—	—	—	(0.1)
Non-cash pension, accretion and stock compensation	—	(0.3)	(1.7)	(1.3)	(1.1)	—	(4.4)
Restructuring, relocation and severance	—	(0.2)	(0.2)	0.3	(0.1)	—	(0.2)
Consulting fees	—	—	(0.1)	—	(0.2)	—	(0.3)
Cash settlements paid (received) on hedging transactions	—	—	0.2	1.2	—	—	1.4
Other, net	—	(0.1)	—	—	(0.1)	(0.6)	(0.8)
Operating income (loss)	(0.9)	(2.1)	12.0	12.6	(9.8)	(0.5)	11.3
Interest expense, net							13.2
Loss on hedging activities, net							0.3
Total other expense, net							13.5
Loss before income taxes							(2.2)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended March 31, 2014
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.7	45.8	120.8	133.3	—	—	311.6
Intersegment	18.4	31.4	28.7	—	—	(78.5)	—
Total sales	30.1	77.2	149.5	133.3	—	(78.5)	311.6

Capital expenditures	0.8	2.0	7.0	3.1	0.2	—	13.1
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	2.5	(11.9)	18.4	10.9	(7.8)	(1.4)	10.7
Depreciation and amortization	(2.5)	(5.0)	(9.7)	(4.3)	(0.2)	—	(21.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(0.1)	0.3	—	—	0.2
Gain (loss) on disposal of assets	—	—	0.1	—	—	—	0.1
Non-cash pension, accretion and stock compensation	—	(0.2)	(1.0)	(0.7)	(0.9)	—	(2.8)
Restructuring, relocation and severance	0.1	(0.1)	(0.1)	0.4	0.1	—	0.4
Consulting fees	—	—	—	—	(0.2)	—	(0.2)
Cash settlements paid (received) on hedging transactions	—	—	0.2	0.7	—	—	0.9
Other, net	—	(0.1)	0.1	(0.1)	—	1.4	1.3
Operating income (loss)	0.1	(17.3)	7.9	7.2	(9.0)	—	(11.1)
Interest expense, net							12.5
Loss on hedging activities, net							0.3
Total other expense, net							12.8
Loss before income taxes							(23.9)

	March 31, 2015	December 31, 2014
Segment assets:	$	$
Bauxite	150.0	149.9
Alumina	220.6	229.8
Primary	557.9	561.5
Flat-Rolled	349.8	335.1
Corporate	73.1	65.5
Eliminations	(26.3)	(23.7)
Total assets	1,325.1	1,318.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Condensed consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited condensed consolidated statements of cash flows included the following (in millions):

	Three months ended March 31,
	2015	2014
	$	$
Depreciation of property, plant and equipment	19.8	18.8
Amortization of intangible assets	1.5	1.5
Amortization of other long-term assets	1.7	1.4
Total depreciation and amortization	23.0	21.7
Cash paid for interest and income taxes was as follows (in millions):

	Three months ended March 31,
	2015	2014
	$	$
Interest paid	8.0	7.5
U.S. Federal and state income taxes paid, net of refunds received	(3.0)	(0.5)
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $8.2 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively, and were not reflected as capital expenditures in the unaudited condensed consolidated statements of cash flows. During the three months ended March 31, 2015 and 2014, we capitalized interest of $0.2 million and $0.4 million, respectively, related to long-term capital projects. As of December 31, 2014 cash and cash equivalents included $1.8 million of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica. The cash and cash equivalents account did not include any cash intended to be used for ongoing capital and operational improvements in Jamaica as of March 31, 2015.
Condensed consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) (“AOCI”) were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain or loss, prior service cost and other related to pension and OPEB	Total, net of tax
	$	$	$
Balance, December 31, 2014	(172.9)	(62.9)	(110.0)
Reclassification of amounts realized in net loss	3.2	1.1	2.1
Balance, March 31, 2015	(169.7)	(61.8)	(107.9)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Reclassifications out of AOCI were included in the unaudited condensed consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the unaudited condensed consolidated statements of operations
	Three months ended March 31,
	2015	2014
	$	$
Selling, general and administrative expenses (“SGA”)
Actuarial gain/loss	0.7	0.3	(1)
Total pension amounts reclassified into SGA	0.7	0.3	Selling, general and administrative expenses
Cost of sales (“COS”)
Actuarial gain/loss	2.3	1.3	(1)
Prior service costs	0.2	0.2	(1)
Total pension amounts reclassified into COS	2.5	1.5	Cost of sales
Reclassification of pension and OPEB amounts realized in net loss	3.2	1.8
Income tax expense related to reclassifications of pension and OPEB amounts	1.1	0.7	Income tax expense (benefit)
Reclassification of pension and OPEB amounts realized in net loss, net of tax	2.1	1.1	Net loss

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 10, "Pension and Other Post-Retirement Benefits."

Condensed consolidated balance sheets:
Cash and cash equivalents consisted of the following (in millions):

	March 31, 2015	December 31, 2014
	$	$
Cash	23.5	20.5
Total cash and cash equivalents	23.5	20.5
Accounts receivable, net, consisted of the following (in millions):

	March 31, 2015	December 31, 2014
	$	$
Trade	112.7	102.6
Allowance for doubtful accounts	(0.1)	(0.1)
Total accounts receivable, net	112.6	102.5
Other current assets consisted of the following (in millions):

	March 31, 2015	December 31, 2014
	$	$
Current foreign deferred tax asset	0.4	0.4
Employee loans receivable, net	1.9	2.1
Current derivative assets (see Note 11, “Derivative Financial Instruments”)	7.3	6.3
Taxes receivable	2.7	4.0
Prepaid assets	4.6	4.5
Restricted cash (see Note 7, “Commitments and Contingencies”)	0.1	0.1
Other current assets	12.2	10.0
Total other current assets	29.2	27.4

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Other assets consisted of the following (in millions):

	March 31, 2015	December 31, 2014
	$	$
Deferred financing costs, net of amortization	5.3	5.8
Cash surrender value of life insurance	28.9	29.3
Pension asset	6.6	6.5
Restricted cash (see Note 7, “Commitments and Contingencies”)	14.1	14.0
Supplies	4.6	5.0
Prepaid Jamaican income taxes	12.7	12.7
Derivative asset	—	0.2
Other	15.6	15.6
Total other assets	87.8	89.1
Accrued liabilities consisted of the following (in millions):

	March 31, 2015	December 31, 2014
	$	$
Compensation and benefits	22.5	18.3
Workers’ compensation	5.7	5.6
Other operating expenses	13.5	11.2
Accrued interest	7.1	2.3
Asset retirement obligations (see Note 9, “Asset Retirement and Other Obligations”)	2.5	2.3
Land obligation (see Note 9, “Asset Retirement and Other Obligations”)	3.8	3.7
Derivative liabilities (see Note 11, “Derivative Financial Instruments”)	6.1	5.0
Reclamation obligation (see Note 9, “Asset Retirement and Other Obligations”)	1.6	1.5
Environmental remediation obligations (see Note 9, “Asset Retirement and Other Obligations”)	1.7	1.7
Obligations to the Government of Jamaica	7.7	5.9
Pension and OPEB liabilities (see Note 10, “Pensions and Other Post-Retirement Benefits”)	0.8	0.8
Restructuring liability	—	0.8
Total accrued liabilities	73.0	59.1
Other long-term liabilities consisted of the following (in millions):

	March 31, 2015	December 31, 2014
	$	$
Reserve for uncertain tax positions	0.6	0.7
Workers’ compensation	15.6	15.3
Asset retirement obligations (see Note 9, “Asset Retirement and Other Obligations”)	13.4	13.7
Land obligation (see Note 9, “Asset Retirement and Other Obligations”)	6.8	6.8
Environmental remediation obligations (see Note 9, “Asset Retirement and Other Obligations”)	1.1	1.1
Long-term derivative liabilities (see Note 11, “Derivative Financial Instruments”)	—	0.1
Deferred compensation and other	7.3	8.2
Total other long-term liabilities	44.8	45.9

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

4.    FAIR VALUE MEASUREMENTS
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	7.3	—	7.3
Derivative liabilities	—	(5.3)	(0.8)	(6.1)
RSU liability awards	(0.1)	—	—	(0.1)
Total	(0.1)	2.0	(0.8)	1.1

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	3.2	3.3	6.5
Derivative liabilities	—	(5.1)	—	(5.1)
Total	—	(1.9)	3.3	1.4
We made no transfers between fair value hierarchy levels during the three months ended March 31, 2015.
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
Changes in the fair value of the variable-price Midwest Premium contracts were included in gain on hedging activities, net in the unaudited condensed consolidated statements of operations. The changes in fair value of these Level 3 derivative instruments were as follows:

Three months ended March 31, 2015
$
Fair value, beginning of year	3.3
New contracts entered into during the period	0.1
Changes in fair value	(3.2)
Settlements	(1.0)
Fair value, end of period	(0.8)
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

5.    INVENTORIES
We use the last-in, first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at first-in, first-out. Inventories at Gramercy and St. Ann, Jamaica (“St. Ann”) and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 28% and 25% of total inventories, at cost, at March 31, 2015 and December 31, 2014, respectively.

An actual valuation of inventory under the last-in, first-out (“LIFO”) method is made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory costs.
Inventories, net, consisted of the following (in millions):

	March 31, 2015	December 31, 2014
	$	$
Raw materials, at cost	61.5	73.7
Work-in-process, at cost	57.3	48.9
Finished goods, at cost	25.6	31.3
Total inventories, at cost	144.4	153.9
LIFO adjustment	20.6	14.0
LCM reserve	(9.9)	(7.6)
Inventories, at lower of cost or market	155.1	160.3
Supplies	32.7	36.4
Total inventories, net	187.8	196.7

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

	Estimated useful lives in years			March 31, 2015	December 31, 2014
				$	$
Land				52.0	51.9
Buildings and improvements	10	—	47	171.3	163.0
Machinery and equipment	3	—	50	935.0	927.1
Construction in progress				82.7	86.2
Property, plant and equipment, at cost				1,241.0	1,228.2
Accumulated depreciation				(542.2)	(533.2)
Total property, plant and equipment, net				698.8	695.0

7.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to seven collective bargaining agreements with five different unions. The following represents our collective bargaining agreements that have been updated since December 31, 2014 or are currently pending:
In the US: the United Steelworkers of America (“USWA”); the International Association of Machinists and Aerospace Workers (“IAMAW”).

•
The agreement in place with the IAMAW at our Newport rolling mill originally extended through May 2014. During April 2014, a one-year extension was ratified, extending the expiration of the agreement to May 2015. A new three year agreement was signed in April 2015 which will be effective June 1, 2015.

At St. Ann, Jamaica: the University and Allied Workers Union (“UAWU”); the Union of Technical, Administrative and Supervisory Personnel (“UTASP”); and the Bustamante Industrial Trade Union (“BITU”).

•
An agreement at St. Ann with the UTASP representing supervisory and technical salaried workers expired in December 2013. We received a claim for a new contract in July 2014. We have been unable to reach a conclusion in our negotiations with UTASP; therefore, the union has reported a dispute to the Ministry of Labor for conciliation. We are currently negotiating with the Ministry of Labor in an effort to reach an agreement.

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
On March 16, 2015 we filed a notice per the Establishment Agreement, as amended, requesting arbitration to settle the outstanding issues with the GOJ that have not be resolved via negotiations. Throughout negotiations with the GOJ, we have continued to operate our business in Jamaica in the normal course. We firmly believe in our asserted rights under the agreements governing our fiscal regime and we continue to seek ways to work constructively with the GOJ to conclude the negotiations. See Note 17, "Non-Controlling Interest" to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
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
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor to our long-term competitive position in the primary aluminum business. We have a long-term contract with Ameren for our electricity supply at New Madrid, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five mega watts, calculated at peak and non-peak demand charges, or approximately $2.7 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the MoPSC based on two components: a base rate and a fuel adjustment charge. The MoPSC determines whether to make changes to the base rate and fuel adjustment charge.

8.    LONG-TERM DEBT
The carrying values and fair values of our outstanding debt were as follows (in millions):

	March 31, 2015			December 31, 2014
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net	173.4	168.0	11.00	173.3	171.6	11.00
Term B Loan, net	469.5	469.5	5.75	470.7	470.7	5.75
Project specific financing	21.1	21.1	9.00	22.5	22.5	9.00
Mid-Stream Loan	1.5	1.5	8.00	1.0	1.0	8.00
Capital lease	0.5	0.5	5.79	0.5	0.5	5.79
Total debt, net	666.0			668.0
Less: Current portion	(12.1)			(11.6)
Long-term debt, net	653.9			656.4
The carrying value of the AcquisitionCo Notes was recorded net of unamortized underwriting discount of $1.6 million and $1.7 million, respectively, at March 31, 2015 and December 31, 2014.
As of March 31, 2015 and December 31, 2014 the carrying value of our Term B Loan was recorded net of unamortized discount of $2.2 million and $2.4 million, respectively.
The asset-based loan (“ABL”) had no outstanding balance at March 31, 2015 or December 31, 2014. Outstanding letters of credit totaled $39.5 million at March 31, 2015 and $39.8 million at December 31, 2014. Availability under the ABL is subject to a calculated borrowing base. Our available borrowing capacity calculated as of March 31, 2015 was $141.9 million.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann’s Bauxite mining operations.
Our reclamation obligation activity at St. Ann follows (in millions):

Three months ended March 31, 2015
$
Balance, beginning of period	1.5
Additional liabilities incurred	0.7
Liabilities settled	(0.6)
Balance, end of period	1.6
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
Our St. Ann Land Obligation activity follows (in millions):

Three months ended March 31, 2015
$
Balance, beginning of period	10.5
Additional liabilities incurred	0.1
Liabilities settled	0.1
Revisions to the obligation	(0.1)
Balance, end of period	10.6
Asset Retirement Obligations
Our asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of wastes from its refining process.
Our asset retirement obligations activity follows (in millions):

Three months ended March 31, 2015
$
Balance, beginning of period	16.0
Additional liabilities incurred	0.6
Liabilities settled	(1.0)
Accretion	0.3
Balance, end of period	15.9
As of March 31, 2015 and December 31, 2014, we had $10.5 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited condensed consolidated balance sheets.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of March 31, 2015 and December 31, 2014, we had undiscounted liabilities of $1.7 million in accrued liabilities and had $1.1 million in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

10.    PENSIONS AND POST-RETIREMENT BENEFITS
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
Net periodic benefit costs related to the pension plans included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
	$	$	$	$
Service cost	4.2	3.6	0.2	0.2
Interest cost	5.0	4.9	0.4	0.4
Expected return on plan assets	(5.7)	(5.3)	(0.5)	(0.6)
Recognized actuarial loss	3.0	1.6	—	—
Amortization of prior service cost	0.2	0.2	—	0.1
Net periodic cost	6.7	5.0	0.1	0.1
Net periodic benefit costs related to the OPEB plans included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
	$	$	$	$
Service cost	0.1	0.1	0.1	—
Interest cost	0.2	0.2	0.1	0.1
Net periodic cost	0.3	0.3	0.2	0.1
Expected Employer Contributions
We contributed $3.3 million and $0.2 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the three months ended March 31, 2015. We anticipate making approximately $14.6 million and $0.4 million of pension funding payments to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, for the remainder of the year ending December 31, 2015.

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
As of March 31, 2015, our outstanding fixed-price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2015	1.13	47.1
2016	1.14	2.6

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2015, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	0.90	51.9
2016	0.89	2.8
As of March 31, 2015, our outstanding variable-price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	0.20	51.9
2016	0.21	3.0
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited condensed consolidated balance sheets. The following table presents the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	March 31, 2015	December 31, 2014
	$	$
Fixed-price aluminum customer contracts	7.3	2.4
Variable-price aluminum offset swaps	(5.3)	(4.3)
Variable-price MWP contracts	(0.8)	3.3
Total	1.2	1.4
We have four counterparties for our variable-price aluminum offset swaps. Our variable-price MWP contracts are with various other counterparties. With each of the counterparties of our variable-price aluminum offset swaps; we have a master netting arrangement which is subject to the same guarantee and security provisions as the senior secured credit facilities. The master netting arrangements do not require us to post additional collateral, or cash margin. We present the fair values of derivatives which are subject to a master netting arrangement in a net position on the unaudited condensed consolidated balance sheets. The following is a presentation of the gross components of our net derivative balances (in millions):

	As of March 31, 2015
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	7.3	7.3
Total current derivative assets	—	—	—	7.3	7.3

	As of March 31, 2015
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.7)	—	(2.7)	—	(2.7)
Master netting arrangement with counterparty two	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty three	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty four	(2.4)	—	(2.4)	—	(2.4)
Various counterparties not subject to a master netting arrangement	—	—	—	(0.8)	(0.8)
Total current derivative liabilities	(5.3)	—	(5.3)	(0.8)	(6.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2014
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	6.3	6.3
Total current derivative assets	—	—	—	6.3	6.3

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of December 31, 2014
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.2)	—	(2.2)	—	(2.2)
Master netting arrangement with counterparty two	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty three	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty four	(1.9)	—	(1.9)	—	(1.9)
Various counterparties not subject to a master netting arrangement	—	—	—	(0.7)	(0.7)
Total current derivative liabilities	(4.3)	—	(4.3)	(0.7)	(5.0)

Master netting arrangement with counterparty two	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)
As of March 31, 2015 and December 31, 2014, none of our derivative instruments were designated and qualified as fair value or cash flow hedges. We discontinued hedge accounting for all fixed-price aluminum swaps on January 29, 2009. At that date, amounts were frozen in AOCI to be reclassified into earnings in the period the hedged sales occur, or until we determined that the original forecasted sales were no longer probable of occurring.
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
The following table presents how our hedging activities affected our unaudited condensed consolidated statements of operations for each period (in millions):

	Three months ended March 31,
	2015	2014
	$	$
Fixed-price aluminum customer contracts	(5.0)	3.3
Variable-price aluminum offset swaps	2.2	2.1
Variable-price MWP contracts	3.1	(5.1)
Loss on hedging activities, net	0.3	0.3

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

12.    SHAREHOLDERS' EQUITY
Dividends declared and paid during the three months ended March 31, 2015 were as follows:

	Per share dividend amount	Date paid	Total cash payment
Declaration date	$/share		$ in millions
February 18, 2015	$0.01	March 25, 2015	0.7
On May 6, 2015, the Board declared a regular quarterly dividend of $0.01 per share to be paid on June 10, 2015 to shareholders of record as of May 18, 2015. Cash payments related to this dividend will total approximately $0.7 million.

13.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended March 31,
	2015	2014
	$	$
Stock options	—	—
Restricted stock and restricted stock unit equity awards	0.8	0.7
Total stock compensation expense	0.8	0.7
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
As of March 31, 2015, total unrecognized stock compensation expense related to share-based payment awards was $3.3 million. We will recognize this amount over a weighted-average period of one year, four months. During first quarter 2014 and first quarter 2015, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2012 and 2013, respectively, because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2014 because the performance conditions had not been determined as of March 31, 2015. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with dividend payments to shareholders.
Our stock option activity was as follows:

	Employee options and non-employee director options			Investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)
		$	$		$	$
Outstanding, December 31, 2014	1,039,895	1.82	2.0	140,000	9.00	—
Exercised	(68,082)	2.00	0.1	—	—	—
Outstanding, March 31, 2015	971,813	1.81	1.4	140,000	9.00	—
Fully vested and exercisable, March 31, 2015 (weighted-average remaining contractual term of 3.2 years and 2.6 years, respectively)	971,813	1.81	1.3	140,000	9.00	—

(1)	Options that were not in-the-money at March 31, 2015 and December 31, 2014, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock and RSU equity award activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards
	#	$	#	$	#	$	#
Non-vested, December 31, 2014	1,174,079	4.78	412,655	(3.96)	173,188	2.18	819,397
Granted	26,762	3.54	—	—	—	—	—
Grant date determined during the period	—	—	401,438	4.09	—	—	(401,438)
Dividend equivalent units granted	3,826	3.08	1,607	3.08	493	3.08	1,334
Vested (aggregate intrinsic value of $0.8 million)	(153,954)	10.88	(115,977)	11.42	—	—	(554)
Forfeited	(16,953)	4.60	(18,161)	7.84	—	—	(9,571)
Cancelled	—	—	(288,659)	11.47	—	—	—
Non-vested, March 31, 2015 (aggregate intrinsic value of $6.0 million)	1,033,760	3.84	392,903	12.13	173,681	2.18	409,168
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
We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2015. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined as of March 31, 2015 for performance-vesting awards granted in 2014 because the performance conditions had not yet been determined.
As of March 31, 2015, accrued liabilities in the accompanying unaudited condensed consolidated balance sheets included less than $0.1 million related to RSU liability awards.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2014	60,224
Dividend equivalent units granted	196
Non-vested, March 31, 2015	60,420

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

14.    NET INCOME PER SHARE
Basic and diluted net loss per common share (“EPS”) were calculated as follows (in millions, except per share):

	Three months ended March 31,
	2015	2014
Net loss	$(2.7)	$(16.8)
Weighted-average common shares outstanding:
Basic	68.97	68.23
Diluted	68.97	68.23
Net loss per common share:
Basic	$(0.04)	$(0.25)
Diluted	$(0.04)	$(0.25)
Certain share-based payment awards whose terms and conditions are described in Note 13 “Share-Based Payments,” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those antidilutive securities were as follows (in millions):

	Three months ended March 31,
	2015	2014
Options	1.17	1.28
Service-vesting restricted stock and RSUs and Dividend equivalent units	1.14	0.80
Performance-vesting restricted stock and RSUs and Dividend equivalent units	0.06	0.10
Antidilutive securities	2.37	2.18

15.    INCOME TAXES
Our effective income tax rate was approximately (22.7)% for the three months ended March 31, 2015 and 29.7% for the three months ended March 31, 2014. The effective income tax rates for the three months ended March 31, 2015 was primarily impacted by a near break-even pre-tax loss, state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, a foreign deferred tax asset valuation allowance, release of unrecognized tax benefits, and a stock-based compensation shortfall. As to the stock-based compensation shortfall, for the three months ended March 31, 2015, we recognized $0.8 million of income tax expense because we are required to record a shortfall in the period in which it occurred. The effective tax rate for the three months ended March 31, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.

16.    RELATED PARTY TRANSACTIONS
On August 8, 2014 Apollo sold its remaining shares in Berry Plastics Corporation, a former portfolio company of Apollo. We sold flat-rolled products to Berry Plastics, and sales for the three months ended March 31, 2014 was $1.9 million.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

In return for these rights, St. Ann is required to pay fees called for in the establishment agreement, as amended, consisting of: dedication fee, depletion fee, asset usage fee, production levy, and royalty.
As of March 31, 2015 and December 31, 2014, we recorded accrued liabilities of $7.7 million and $5.9 million, respectively, for these fees. We had no prepaid GOJ royalties as of March 31, 2015 and December 31, 2014.
The previous structure provided for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2017. The terms of the establishment agreement, as amended, required us to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011. We utilized $1.3 million of these prepaid income taxes in 2011 leaving a balance of $12.7 million at March 31, 2015 and December 31, 2014. These prepaid taxes can be used into perpetuity subject to an annual limitation.
We are attempting to negotiate a new fiscal structure with the GOJ. The terms of any new fiscal structure, as well as our ability to utilize all or part of the prepaid taxes, are subject to the outcome of the negotiations of any new fiscal structure or to the determination of our rights and obligations in connection with the existing arrangements. On March 16, 2015 we filed a notice per the Establishment Agreement, as amended, requesting arbitration to settle the outstanding issues with the GOJ that have not be resolved via negotiations. Throughout negotiations with the GOJ, we have continued to operate our business in Jamaica in the normal course. We firmly believe in our asserted rights under the agreements governing our fiscal regime and we continue to seek ways to work constructively with the GOJ to conclude the negotiations.
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

	March 31, 2015			December 31, 2014
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.6	—	0.6	0.8	—	0.8
Accounts receivable, net	12.8	(12.8)	—	13.5	(13.5)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	11.7	—	11.7	14.3	—	14.3
Other current assets	9.0	—	9.0	8.1	—	8.1
Property, plant and equipment, net	48.0	—	48.0	45.0	—	45.0
Other assets	7.5	—	7.5	7.4	—	7.4
Accounts payable	(70.8)	61.8	(9.0)	(71.8)	55.5	(16.3)
Accrued liabilities	(5.5)	—	(5.5)	(3.9)	—	(3.9)
Environmental, land and reclamation liabilities	(1.6)	—	(1.6)	(1.5)	—	(1.5)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
St. Ann’s net investment and advances to NJBP	5.7	49.0	54.7	5.9	42.0	47.9
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

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
The accounting policies used in the preparation of the guarantor financial statements are consistent with those found elsewhere in the accompanying unaudited condensed consolidated financial statements. Intercompany transactions have been presented gross in the guarantor financial statements; however these transactions eliminate in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of March 31, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.2	15.4	3.1	4.8	—	23.5
Accounts receivable, net:
Trade	—	—	112.6	—	—	112.6
Affiliates	19.6	12.0	9.5	1.9	(43.0)	—
Inventories, net	—	—	162.3	25.5	—	187.8
Other current assets	4.7	—	11.5	13.0	—	29.2
Total current assets	24.5	27.4	299.0	45.2	(43.0)	353.1
Investments in affiliates	130.7	1,335.9	—	—	(1,466.6)	—
Advances due from affiliates	138.6	244.3	850.6	63.5	(1,297.0)	—
Property, plant and equipment, net	—	—	627.5	71.3	—	698.8
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	47.8	—	—	47.8
Other assets	—	5.3	50.6	31.9	—	87.8
Total assets	293.8	1,612.9	2,013.1	211.9	(2,806.6)	1,325.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	105.7	9.9	—	115.6
Affiliates	—	19.6	1.9	21.5	(43.0)	—
Accrued liabilities	0.1	7.2	42.4	23.3	—	73.0
Deferred tax liabilities	—	(0.1)	11.7	—	—	11.6
Current portion of long-term debt	—	4.9	1.6	5.6	—	12.1
Total current liabilities	0.1	31.6	163.3	60.3	(43.0)	212.3
Long-term debt, net	—	638.0	0.4	15.5	—	653.9
Pension and other post-retirement liabilities	—	—	188.2	7.6	—	195.8
Other long-term liabilities	—	—	35.1	9.7	—	44.8
Advances due to affiliates	194.1	752.1	350.8	—	(1,297.0)	—
Long-term deferred tax liabilities	34.2	60.5	51.8	0.4	—	146.9
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	244.4	352.1	1,122.3	83.7	(1,558.1)	244.4
Accumulated earnings (deficit)	(71.8)	(113.5)	204.6	33.1	(124.2)	(71.8)
Accumulated other comprehensive income (loss)	(107.9)	(107.9)	(103.4)	(4.4)	215.7	(107.9)
Total shareholders’ equity	65.4	130.7	1,223.5	112.4	(1,466.6)	65.4
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	65.4	130.7	1,223.5	118.4	(1,466.6)	71.4
Total liabilities and equity	293.8	1,612.9	2,013.1	211.9	(2,806.6)	1,325.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of December 31, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.5	7.1	3.3	9.6	—	20.5
Accounts receivable, net:
Trade	—	—	102.4	0.1	—	102.5
Affiliates	19.5	12.0	10.0	—	(41.5)	—
Inventories, net	—	—	168.2	28.5	—	196.7
Other current assets	4.2	—	11.4	11.8	—	27.4
Total current assets	24.2	19.1	295.3	50.0	(41.5)	347.1
Investments in affiliates	266.1	1,537.3	—	—	(1,803.4)	—
Advances due from affiliates	—	134.0	736.9	63.5	(934.4)	—
Property, plant and equipment, net	—	—	627.4	67.6	—	695.0
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	49.3	—	—	49.3
Other assets	—	5.8	51.6	31.7	—	89.1
Total assets	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	112.1	10.5	—	122.6
Affiliates	—	19.5	—	22.0	(41.5)	—
Accrued liabilities	—	2.3	35.2	21.6	—	59.1
Deferred tax liabilities	0.1	—	11.6	—	—	11.7
Current portion of long-term debt	—	4.9	1.1	5.6	—	11.6
Total current liabilities	0.1	26.7	160.0	59.7	(41.5)	205.0
Long-term debt	—	639.5	—	16.9	—	656.4
Pension and other post-retirement liabilities	—	—	187.9	7.5	—	195.4
Other long-term liabilities	—	—	35.9	10.0	—	45.9
Advances due to affiliates	197.3	737.2	—	—	(934.5)	—
Long-term deferred tax liabilities	26.8	26.7	89.3	0.4	0.1	143.3
Shareholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	243.6	352.1	1,199.7	83.8	(1,635.6)	243.6
Accumulated earnings (deficit)	(68.2)	24.0	330.8	32.9	(387.7)	(68.2)
Accumulated other comprehensive income (loss)	(110.0)	(110.0)	(105.5)	(4.4)	219.9	(110.0)
Total shareholders’ equity	66.1	266.1	1,425.0	112.3	(1,803.4)	66.1
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	66.1	266.1	1,425.0	118.3	(1,803.4)	72.1
Total liabilities and equity	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended March 31, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	333.9	31.3	(19.6)	345.6
Operating costs and expenses:
Cost of sales	—	—	303.2	28.4	(19.6)	312.0
Selling, general and administrative expenses	1.2	0.1	17.1	3.9	—	22.3
Total operating costs and expenses	1.2	0.1	320.3	32.3	(19.6)	334.3
Operating income (loss)	(1.2)	(0.1)	13.6	(1.0)	—	11.3
Other (income) expense:
Interest expense (income), net	(0.1)	12.9	0.1	0.3	—	13.2
Loss on hedging activities, net	—	—	0.3	—	—	0.3
Total other (income) expense, net	(0.1)	12.9	0.4	0.3	—	13.5
Income (loss) before income taxes	(1.1)	(13.0)	13.2	(1.3)	—	(2.2)
Income tax (benefit) expense	0.6	(0.8)	0.8	(0.1)	—	0.5
Equity in net income (loss) of subsidiaries	(1.0)	11.2	—	—	(10.2)	—
Net income (loss)	(2.7)	(1.0)	12.4	(1.2)	(10.2)	(2.7)
Other comprehensive income (loss)	2.1	2.1	2.1	—	(4.2)	2.1
Total comprehensive income (loss)	(0.6)	1.1	14.5	(1.2)	(14.4)	(0.6)
NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended March 31, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	300.0	30.1	(18.5)	311.6
Operating costs and expenses:
Cost of sales	—	—	294.5	25.9	(18.4)	302.0
Selling, general and administrative expenses	1.1	0.1	15.5	4.1	(0.1)	20.7
Total operating costs and expenses	1.1	0.1	310.0	30.0	(18.5)	322.7
Operating loss	(1.1)	(0.1)	(10.0)	0.1	—	(11.1)
Other (income) expense:
Interest expense (income), net	(0.1)	12.5	—	0.1	—	12.5
Gain on hedging activities, net	—	—	0.3	—	—	0.3
Total other (income) expense, net	(0.1)	12.5	0.3	0.1	—	12.8
Loss before income taxes	(1.0)	(12.6)	(10.3)	—	—	(23.9)
Income tax (benefit) expense	0.2	(4.0)	(3.1)	(0.2)	—	(7.1)
Equity in net income (loss) of subsidiaries	(15.6)	(7.0)	—	—	22.6	—
Net income (loss)	(16.8)	(15.6)	(7.2)	0.2	22.6	(16.8)
Other comprehensive income (loss)	1.1	1.1	1.3	—	(2.4)	1.1
Total comprehensive income (loss)	(15.7)	(14.5)	(5.9)	0.2	20.2	(15.7)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.1)	26.7	19.9	(17.0)	—	29.5
INVESTING ACTIVITIES
Capital expenditures	—	—	(20.2)	(3.3)	—	(23.5)
Proceeds from sale of property, plant and equipment	—	—	0.1	—	—	0.1
Cash used in investing activities	—	—	(20.1)	(3.3)	—	(23.4)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	—	—	—	—	(0.2)
Dividends paid to shareholders	(0.7)	—	—	—	—	(0.7)
Repayments of long-term debt	—	(2.6)	—	—	—	(2.6)
Borrowings on long-term debt, net	—	(15.1)	—	15.5	—	0.4
Repayments on revolving credit facility	—	(72.0)	—	—	—	(72.0)
Borrowings on revolving credit facility	—	72.0	—	—	—	72.0
Distribution (to parent) from subsidiary	0.7	(0.7)	—	—	—	—
Cash provided by (used in) financing activities	(0.2)	(18.4)	—	15.5	—	(3.1)
Change in cash and cash equivalents	(0.3)	8.3	(0.2)	(4.8)	—	3.0
Cash and cash equivalents, beginning of period	0.5	7.1	3.3	9.6	—	20.5
Cash and cash equivalents, end of period	0.2	15.4	3.1	4.8	—	23.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Twelve months ended March 31, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	0.3	(25.4)	16.3	(10.7)	—	(19.5)
INVESTING ACTIVITIES
Capital expenditures	—	—	(12.3)	(0.8)	—	(13.1)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used in investing activities	—	—	(12.1)	(0.8)	—	(12.9)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.4)	—	—	—	—	(0.4)
Dividends paid to shareholders	(0.7)	—	—	—	—	(0.7)
Repayments of long-term debt	—	(1.2)	—	—	—	(1.2)
Borrowings on long-term debt	—	(9.9)	—	16.4	—	6.5
Distribution (to parent) from subsidiary	0.9	(0.9)	—	—	—	—
Cash provided by financing activities	(0.2)	(12.0)	—	16.4	—	4.2
Change in cash and cash equivalents	0.1	(37.4)	4.2	4.9	—	(28.2)
Cash and cash equivalents, beginning of period	0.4	66.7	1.1	11.2	—	79.4
Cash and cash equivalents, end of period	0.5	29.3	5.3	16.1	—	51.2

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

19.     SUBSEQUENT EVENTS
On April 29, 2015 the Missouri Public Service Commission established a new and reduced electricity rate structure for the Company’s aluminum smelter in New Madrid, Missouri. The lower rate becomes effective on or around June 1, 2015 and carries a term of at least three years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) Noranda HoldCo refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) Noranda AcquisitionCo refer only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) “Noranda,” “the Company,” “we,” “our,” and “us” refer collectively to Noranda HoldCo and its subsidiaries on a consolidated basis. “AcquisitionCo Notes” refer to senior unsecured notes due 2019, issued by Noranda AcquisitionCo.
Overview and Recent Developments
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operation (“St. Ann”) and alumina refinery (“Gramercy”). In 2014, New Madrid produced approximately 557 million pounds (253,000 metric tonnes) of primary aluminum, representing approximately 14.6% of total 2014 U.S. primary aluminum production, based on statistics from CRU. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Key first quarter 2015 metrics were as follows:

•	The average realized Midwest Transaction Price shipped increased to $1.05 in first quarter 2015 from $0.95 in first quarter 2014.

•	Integrated primary aluminum net cash cost (“Net Cash Cost”) was $0.83 per pound compared to $0.90 per pound first quarter 2014.

•	Total segment profit was $33.9 million, compared to $10.7 million in the first quarter 2014.
We experienced a significant year-over-year improvement in profitability during the first quarter 2015; however, we were unable to return to full production in our Primary segment due to continued production disruptions at our aluminum smelter. These production issues caused the smelter to operate below normal production levels which had a negative impact on first quarter 2015 segment profit.
Our first quarter 2015 shipment levels and our customer order books support our positive fundamental demand outlook despite softness in aluminum prices which represents a near-term headwind. We are continuing to focus on executing our portfolio of productivity projects and managing our cash flow while making the necessary investments in the business.
On April 29, 2015 the Missouri Public Service Commission (the “PSC”) established a new and reduced electricity rate structure for the Company’s aluminum smelter in New Madrid, Missouri. At full production, the new structure is expected to reduce New Madrid’s annual power cost by approximately $17 to $25 million or $0.03 to $0.04 per pound of primary aluminum sold. The lower rate structure becomes effective on or around June 1, 2015 and carries a term of at least three years. The PSC’s ruling requires Noranda to meet certain ongoing conditions including (i) maintaining employment levels at the New Madrid smelter at a daily average of 850 full-time equivalent personnel; (ii) investing an annual inflation-adjusted $35 million in capital expenditures as defined by U.S. GAAP at the New Madrid smelter; and (iii) not issuing special dividends. If the PSC determines that Noranda has materially violated the commitments, rates at the smelter would revert to previous rate structure on a prospective basis.
The Company completed a port expansion project in Jamaica during the first quarter of 2015. The project increased the depth and breadth of the port, which allows Noranda to load approximately 10-15% more bauxite onto existing vessels. This result, which began to be realized in April 2015, is expected to reduce shipping costs in the Bauxite and Alumina segments by more than $5 million per year. Although the economics of this investment are supported by the savings in shipping costs, the project also provides the opportunity to increase our third party bauxite volume based on demand at a sufficient price and approval by the Government of Jamaica.

Forward-looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements about future, not past, events and involve certain important risks and uncertainties, any of which could cause the Company’s actual results to differ materially from those expressed in forward-looking statements, including, without limitation: the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in earnings and cash flows; a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of the Company’s products; fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products; the effects of competition in Noranda’s business lines; Noranda’s ability to retain customers, a substantial number of which do not have long-term contractual arrangements with the Company; failure to maintain a competitive and sustainable power rate at the smelter in Missouri, with consequent risk of smelter closure; the ability to fulfill the business’s substantial capital investment needs; labor relations (i.e. disruptions, strikes or work stoppages) and labor costs; unexpected issues arising in connection with Noranda’s operations outside of the United States; the ability to retain key management personnel; and Noranda’s expectations with respect to its acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed herein under Part II, Item 1A “Risk Factors,” and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014. All forward-looking information in this report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Critical Accounting Policies and Estimates
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these financial statements requires management to make significant judgments and estimates. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Accounting Policies” in our consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K, as filed February 27, 2015, for a discussion of our critical accounting policies and estimates.
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
The carrying value of our Primary segment’s goodwill was $137.6 million at March 31, 2015. As of October 1, 2014, the date of our last annual goodwill impairment test, the fair value of the Primary segment exceeded its carrying value by approximately 33%. Our 2014 fair value analysis included assumptions about key factors affecting the Primary segment’s future profitability and cash flows, including the long-term price for primary aluminum. We continue to monitor our Primary segment’s expected future cash flows for risk of impairment. Factors that could cause a decline in expected future cash flows include a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs, significant increases in the cost of production inputs such as electricity, potential negative effects of proposed legislation related to sulfur dioxide (“SO2”) emissions, or a significant increase in cash flow discount rates. Additionally, a sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk. We may perform interim goodwill impairment testing based on our evaluation of the above factors. No such factors existed during the three months ended March 31, 2015, therefore, no interim impairment testing has been performed as of March 31, 2015.
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
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the three months ended March 31, 2015, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary segment:
Carbon-based products	10% increase in price	(1.2)
Alumina	$0.10 increase in LME per pound	(1.9)
Flat-Rolled segment:
Metal	$0.10 increase in LME per pound	(4.7)
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

Results of Operations
The following table sets forth certain unaudited condensed consolidated financial information for the periods ended March 31, 2015 and 2014 (in millions, except per share data and where noted):

	Three months ended March 31,
	2015	2014
Statements of operations data:
Sales	$345.6	$311.6
Operating costs and expenses:
Cost of sales	312.0	302.0
Selling, general and administrative expenses	22.3	20.7
Total operating costs and expenses	334.3	322.7
Operating income (loss)	11.3	(11.1)
Other (income) expense:
Interest expense, net	13.2	12.5
(Gain) loss on hedging activities, net	0.3	0.3
Total other expense, net	13.5	12.8
Loss before income taxes	(2.2)	(23.9)
Income tax expense (benefit)	0.5	(7.1)
Net loss	$(2.7)	$(16.8)
Net loss per common share:
Basic	$(0.04)	$(0.25)
Diluted	$(0.04)	$(0.25)
Weighted-average common shares outstanding:
Basic	68.97	68.23
Diluted	68.97	68.23
Cash dividends declared per common share	$0.01	$0.01
External sales by segment:
Bauxite	$11.7	$11.7
Alumina	55.0	45.8
Primary	130.9	120.8
Flat-Rolled	148.0	133.3
Total	$345.6	$311.6
Segment profit (loss):
Bauxite	$2.1	$2.5
Alumina	3.7	(11.9)
Primary	23.1	18.4
Flat-Rolled	12.7	10.9
Corporate	(7.8)	(7.8)
Eliminations	0.1	(1.4)
Total	$33.9	$10.7
Financial and other data:
Average realized Midwest transaction price (per pound)	$1.05	$0.95
Net Cash Cost (per pound shipped)	$0.83	$0.90
Shipments:
External shipments:
Bauxite (kMts)	512.8	520.7
Alumina (kMts)	171.2	150.6
Primary (pounds, in millions)	109.4	111.7
Flat-Rolled (pounds, in millions)	93.3	92.4
Intersegment shipments:
Bauxite (kMts)	726.1	622.7
Alumina (kMts)	104.8	127.3
Primary (pounds, in millions)	21.7	30.2

Discussion of consolidated operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014
Sales
Sales for the three months ended March 31, 2015 were $345.6 million compared to $311.6 million in the three months ended March 31, 2014, an increase of 10.9%. Substantially all of this increase was due to higher LME aluminum prices and Midwest premiums.
Sales to external customers from our Primary segment increased to $130.9 million in the three months ended March 31, 2015 from $120.8 million in the three months ended March 31, 2014, driven primarily by higher realized Midwest Transaction Prices (“MWTP”).

•	Our average realized MWTP for the three months ended March 31, 2015 was $1.05 per pound, compared to $0.95 per pound in the three months ended March 31, 2014.
Sales to external customers from our Alumina segment in the three months ended March 31, 2015 were $55.0 million compared to $45.8 million in the three months ended March 31, 2014. Higher volumes and sales prices increased external sales by $6.3 million and $2.9 million, respectively.
Sales to external customers from our Bauxite segment in the three months ended March 31, 2015 were $11.7 million compared to $11.7 million in the three months ended March 31, 2014. External shipment volumes were lower by 1.5%, resulting in a $0.2 million external sales decrease, offset by higher external sales prices which increased sales by $0.2 million.
Sales to our external customers in our Flat-Rolled segment were $148.0 million during the three months ended March 31, 2015 compared to $133.3 million in the three months ended March 31, 2014. Higher volumes and sales prices increased external sales by $1.3 million and $13.4 million, respectively.
Cost of sales
Cost of sales for the three months ended March 31, 2015 was $312.0 million compared to $302.0 million in the three months ended March 31, 2014.
Total cost of sales in Primary decreased to $136.4 million for first quarter 2015 from $137.6 million for first quarter 2014. The decrease primarily related to lower shipment volume associated with operating the smelter below capacity. Cost of sales also decreased by the smelter not incurring costs associated with extreme weather conditions in first quarter 2015, where those conditions cost the segment $1.9 million in first quarter 2014.The decrease in cost of sales was partially offset by the effect of higher LME-linked alumina costs.
Total cost of sales in the Alumina segment was $81.9 million for first quarter 2015 compared to $92.4 million for first quarter 2014. The decrease in cost of sales was primarily due to favorable natural gas prices and not incurring costs associated with the first quarter 2014 extreme weather conditions. The decrease in cost of sales was partially offset by unfavorable input usage rates associated with process instability in first quarter 2015.
Total cost of sales in the Bauxite segment was $28.4 million for first quarter 2015 compared to $25.9 million for first quarter 2014. The increase in cost of sales was primarily a result of higher shipment volume to the Alumina segment.
Flat-Rolled cost of sales increased to $133.8 million for first quarter 2015 from $124.6 million for first quarter 2014. The increase related principally to higher volume, partially offset by favorable natural gas prices and productivity savings.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended March 31, 2015 were $22.3 million, compared to $20.7 million in the three months ended March 31, 2014. In first quarter 2015, selling, general and administrative expenses increased primarily due to higher benefit and severance costs and increased legal and other professional fees.
Operating income (loss)
Operating income for the three months ended March 31, 2015 was $11.3 million compared to operating loss of $11.1 million in the three months ended March 31, 2014. The increase in operating income primarily resulted from the impact of more normal weather conditions in the first quarter 2015 and higher MWTP prices.
Interest expense, net
Interest expense in the three months ended March 31, 2015 was $13.2 million compared to $12.5 million in the three months ended March 31, 2014. The increase in interest expense results primarily from interest on ABL utilization in the first quarter 2015. Our average outstanding indebtedness increased to $681.3 million in first quarter 2015 from $665.6 million in first quarter 2014.

Loss on hedging activities, net
Loss on hedging activities was $0.3 million in the three months ended March 31, 2015 and March 31, 2014.
Loss before income taxes
Loss before income taxes was $2.2 million in the three months ended March 31, 2015, compared to loss before income taxes of $23.9 million in the three months ended March 31, 2014. The special items outlined below impacted the comparability of our pre-tax income (in millions):

	Three months ended March 31,
	2015	2014
	$	$
	Increase (decrease) to net income
Special items:
Gain (loss) on hedging activities: (1)
GAAP mark-to-market loss	(0.3)	(0.3)
Cash settlements paid	(1.4)	(0.9)
Amount treated as special item	1.1	0.6
Other termination expenses	(0.2)	0.5
Non-recurring consulting fees	(0.3)	(0.2)
Non-recurring employee benefits	(0.7)	—
Other, net	(0.1)	(0.1)
Total special items (pre-tax)	(0.2)	0.8

(1)	Prior periods have been recalculated to conform to the current period calculation of the special items impact of gain (loss) on hedging activities.
Income tax expense (benefit)
Income tax expense was $0.5 million in the three months ended March 31, 2015, compared to income tax benefit of $7.1 million in the three months ended March 31, 2014.
Our effective income tax rate was approximately (22.7)% for the three months ended March 31, 2015 and 29.7% for the three months ended March 31, 2014. The effective income tax rate for the three months ended March 31, 2015 was primarily impacted by a near break-even pre-tax loss, state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, a foreign deferred tax asset valuation allowance, release of unrecognized tax benefits, and a stock-based compensation shortfall. The effective income tax rate for the three months ended March 31, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
The decrease in the effective income tax rate for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to a near break-even pre-tax loss and recognizing $0.8 million of income tax expense resulting from a stock-based compensation shortfall for the three months ended March 31, 2015.
Net loss
Net loss was $2.7 million in the three months ended March 31, 2015, compared to net loss of $16.8 million in the three months ended March 31, 2014. The reduction in net loss resulted from a $22.4 million increase in operating income, offset by a $7.6 million decrease in income tax benefit.
Discussion of quarterly segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the three months ended March 31, 2015 were $31.3 million, compared to $30.1 million for the three months ended March 31, 2014. Lower realized pricing decreased sales by $1.3 million while higher shipment volume increased sales by $2.5 million.
Segment profit in the three months ended March 31, 2015 was $2.1 million compared to $2.5 million in the three months ended March 31, 2014. Bauxite results reflect $0.4 million in higher demurrage fees.
Alumina
Alumina segment sales, including intersegment sales, for the three months ended March 31, 2015 were $82.4 million compared to $77.2 million for the three months ended March 31, 2014. This increase primarily resulted from higher selling prices resulting in an increase of $5.7 million.

Segment profit in the three months ended March 31, 2015 was $3.7 million compared to a loss of $11.9 million in the three months ended March 31, 2014. Alumina results reflect a net improvement in costs and selling prices. In first quarter 2014, Alumina incurred $9.3 million of costs and lost margins from extreme winter weather conditions. Alumina costs also improved $7.6 million as natural gas prices were lower in first quarter 2015, although that benefit was partially offset by higher operating costs at the refinery primarily due to an increase in planned maintenance outages. The positive impact from improved sales prices totaled $4.0 million and followed the year over-year improvement in the LME aluminum price to which the majority of alumina sales prices are linked.
Primary
Primary sales, including intersegment sales, increased to $152.9 million in the three months ended March 31, 2015 from $149.5 million in the three months ended March 31, 2014.

•
The average realized MWTP increased 10.5% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Shipments decreased 7.6% driven by the lower production volume in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Segment profit in the three months ended March 31, 2015 was $23.1 million compared $18.4 million in the three months ended March 31, 2014. Primary results reflect a net $14.0 million favorable impact from higher realized aluminum prices, partially offset by the effect of higher LME-linked alumina costs ($2.2 million) and the negative impact of higher costs of $7.6 million associated with operating the smelter below capacity. These factors were partially offset by the smelter not incurring costs associated with extreme weather conditions in first quarter 2015, where those conditions cost the segment $1.9 million in first quarter 2014.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $148.0 million in the three months ended March 31, 2015 compared to $133.3 million in the three months ended March 31, 2014. The sales increase was the result of higher volume of $1.3 million and higher pricing of $13.4 million.
Segment profit in three months ended March 31, 2015 was $12.7 million compared to $10.9 million in the three months ended March 31, 2014. Flat-Rolled results improved $1.8 million due primarily to lower unit costs associated with lower natural gas prices ($1.1 million impact) and productivity savings.
Corporate
Corporate expenses were consistent in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities, available borrowings under our asset-based revolving credit facility and project specific financing arrangements.
As of March 31, 2014, cash and cash equivalents included $1.8 million of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica. The cash and cash equivalents account did not include any cash intended for use for ongoing capital and operations related to Jamaican improvements in Jamaica as of March 31, 2015.
As of March 31, 2015, available borrowing capacity under the Company’s asset-based revolving credit facility was $141.9 million, which is net of $39.5 million in outstanding letters of credit. The Company’s total available liquidity as of March 31, 2015 was $165.4 million, a $7.1 million increase in total liquidity from December 31, 2014, and a $25.7 million reduction from total liquidity at March 31, 2014. There were no outstanding borrowings under the Company’s asset-based revolving credit facility as of March 31, 2015.
During the three months ended March 31, 2015, we made cash dividend payments to shareholders totaling $0.7 million.
The increase in capital expenditures from $13.1 million for the three months ended March 31, 2014 to $23.5 million for the three months ended March 31, 2015 primarily related to an increase in capital spending at Primary in an effort to return the smelter back to operating capacity following the unusually high concentration of reduction cell failures that began in late 2014.
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

The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Three months ended March 31,
	2015	2014
	$	$
Cash provided by (used in) operating activities	29.5	(19.5)
Cash used in investing activities	(23.4)	(12.9)
Cash provided by (used in) financing activities	(3.1)	4.2
Change in cash and cash equivalents	3.0	(28.2)
Operating activities
Operating activities provided $29.5 million of cash in the three months ended March 31, 2015 compared to $19.5 million used in the three months ended March 31, 2014. In the three months ended March 31, 2015, we produced $33.9 million of segment profit. As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each period (in millions):

	Three months ended March 31,
	2015	2014
	$	$
Segment profit	$33.9	$10.7
Prepaid expenses and other	5.5	(5.8)
Interest paid	(8.0)	(7.5)
Taxes paid	3.0	0.5
Operating working capital (deficit)	(4.9)	(17.4)
Cash provided by operating activities	$29.5	$(19.5)
Investing activities
Capital expenditures were $23.5 million in the three months ended March 31, 2015 and $13.1 million in the three months ended March 31, 2014.
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $8.2 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively, and are not reflected as capital expenditures in the unaudited condensed consolidated statements of cash flows.
We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations.
Financing activities
During the three months ended March 31, 2015, our financing cash flows reflected our quarterly Term B Loan and project specific financing repayments of $1.2 million and$1.4 million, respectively, and dividend payments to shareholders totaling $0.7 million.
On May 6, 2015, the Board declared a regular quarterly dividend of $0.01 per share to be paid on June 10, 2015 to shareholders of record as of May 18, 2015. Cash payments related to this dividend will total approximately $0.7 million.

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

	Three months ended March 31,		Twelve months ended
	2015	2014	March 31, 2015	December 31, 2014
	$	$	$	$
Adjusted EBITDA	33.9	10.7	150.5	127.3
Last in, first out and lower of cost or market inventory adjustments (a)	4.8	0.2	(0.3)	(4.9)
Gain (loss) on disposal of assets	(0.1)	0.1	(0.6)	(0.4)
Non-cash pension, accretion and stock compensation	(4.4)	(2.8)	(11.2)	(9.6)
Restructuring, relocation and severance	(0.2)	0.4	(1.9)	(1.3)
Consulting fees	(0.3)	(0.2)	(0.8)	(0.7)
Non-cash derivative gains (losses)(b)	1.1	0.6	0.2	(0.3)
Other, net	(0.8)	1.3	(1.0)	1.1
Depreciation and amortization	(23.0)	(21.7)	(90.8)	(89.5)
Interest expense, net	(13.2)	(12.5)	(51.1)	(50.4)
Income tax benefit (expense)	(0.5)	7.1	(5.5)	2.1
Net loss	(2.7)	(16.8)	(12.5)	(26.6)

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended March 31,		Twelve months ended
	2015	2014	March 31, 2015	December 31, 2014
	$	$	$	$
Variable-price aluminum offset swaps and other	1.4	0.9	(4.4)	(4.9)
Total	1.4	0.9	(4.4)	(4.9)
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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended March 31,		Twelve months ended
	2015	2014	March 31, 2015	December 31, 2014
	$	$	$	$
Adjusted EBITDA	33.9	10.7	150.5	127.3
Share-based compensation expense	0.8	0.7	3.5	3.4
Changes in other assets	(1.0)	(1.6)	(9.8)	(10.4)
Changes in pension, other post-retirement liabilities and other long-term liabilities	2.7	0.7	(0.4)	(2.4)
Changes in current operating assets and liabilities	8.3	(9.8)	(0.5)	(18.6)
Changes in current income taxes	1.9	(7.2)	(0.4)	(9.5)
Changes in accrued interest	(12.5)	(11.8)	(48.4)	(47.7)
Non-cash pension, accretion and stock compensation	(4.4)	(2.8)	(11.2)	(9.6)
Restructuring, relocation and severance	(0.2)	0.4	(1.9)	(1.3)
Consulting and sponsor fees	(0.3)	(0.2)	(0.8)	(0.7)
Other, net	0.3	1.4	(1.0)	0.1
Cash provided by (used in) operating activities	29.5	(19.5)	79.6	30.6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, as filed on February 27, 2015.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material changes to the description of our legal proceedings previously disclosed in our Annual Report on Form 10-K, as filed on February 27, 2015.

Item 1A.    Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10‑K, as filed on February 27, 2015.

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

NORANDA ALUMINUM HOLDING CORPORATION
May 6, 2015	/s/ LAYLE K. SMITH
Layle K. Smith Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit number	Description
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