Form 10-Q
period 2015-06-30
Noranda Aluminum Holding CORP
filed 2015-08-10
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
As of July 15, 2015, there were 70,054,346 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	June 30, 2015	December 31, 2014
	$	$
ASSETS
Current assets:
Cash and cash equivalents	24.5	20.5
Accounts receivable, net	95.8	102.5
Inventories, net	195.3	196.7
Other current assets	32.2	27.4
Total current assets	347.8	347.1
Property, plant and equipment, net	693.8	695.0
Goodwill	137.6	137.6
Other intangible assets, net	46.3	49.3
Other assets	89.1	89.1
Total assets	1,314.6	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	126.5	122.6
Accrued liabilities	74.9	59.1
Deferred tax liabilities	8.4	11.7
Current portion of long-term debt and lease financing	15.1	11.6
Total current liabilities	224.9	205.0
Long-term debt and lease financing, net	663.7	656.4
Pension and other post-retirement (“OPEB”) liabilities	195.2	195.4
Other long-term liabilities	44.5	45.9
Long-term deferred tax liabilities	137.8	143.3
Stockholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at June 30, 2015 and December 31, 2014)	—	—
Common stock (200.0 shares authorized; $0.01 par value; 70.0 shares issued and outstanding at June 30, 2015; 68.9 shares issued and outstanding at December 31, 2014)	0.7	0.7
Capital in excess of par value	245.4	243.6
Accumulated deficit	(97.9)	(68.2)
Accumulated other comprehensive loss	(105.7)	(110.0)
Total stockholders’ equity	42.5	66.1
Non-controlling interest	6.0	6.0
Total equity	48.5	72.1
Total liabilities and equity	1,314.6	1,318.1
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Sales	332.7	345.9	678.3	657.5
Operating costs and expenses:
Cost of sales	323.5	325.4	635.5	627.4
Selling, general and administrative	26.5	17.8	48.8	38.5
Total operating costs and expenses	350.0	343.2	684.3	665.9
Operating income (loss)	(17.3)	2.7	(6.0)	(8.4)
Other (income) expense:
Interest expense, net	13.2	12.6	26.4	25.1
Loss on derivatives	2.9	0.1	3.2	0.4
Total other expense, net	16.1	12.7	29.6	25.5
Loss before income taxes	(33.4)	(10.0)	(35.6)	(33.9)
Income tax benefit	(8.0)	(2.4)	(7.5)	(9.5)
Net loss	(25.4)	(7.6)	(28.1)	(24.4)
Net loss per common share:
Basic	$(0.37)	$(0.11)	$(0.41)	$(0.36)
Diluted	$(0.37)	$(0.11)	$(0.41)	$(0.36)
Weighted-average common shares outstanding:
Basic (shares, in millions)	69.41	68.75	69.19	68.49
Diluted (shares, in millions)	69.41	68.75	69.19	68.49
Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Net loss	(25.4)	(7.6)	(28.1)	(24.4)
Other comprehensive income:
Reclassification of pension and OPEB amounts realized in net loss	3.4	0.7	6.6	2.5
Total other comprehensive income, before tax	3.4	0.7	6.6	2.5
Income tax expense related to components of other comprehensive income	1.2	0.2	2.3	0.9
Total other comprehensive income, net of tax	2.2	0.5	4.3	1.6
Total comprehensive loss	(23.2)	(7.1)	(23.8)	(22.8)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in millions)
(unaudited)

	Preferred stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2014	—	0.7	243.6	(68.2)	(110.0)	6.0	72.1
Net loss	—	—	—	(28.1)	—	—	(28.1)
Other comprehensive income	—	—	—	—	4.3	—	4.3
Shares tendered for taxes, net of issuance of common shares for share-based payment arrangements	—	—	(0.2)	—	—	—	(0.2)
Stock compensation expense related to equity-based awards	—	—	1.6	—	—	—	1.6
Vesting of awards, share-based plans	—	—	0.4	(0.2)	—	—	0.2
Dividends to stockholders @ $0.01 per share	—	—	—	(1.4)	—	—	(1.4)
Balance, June 30, 2015	—	0.7	245.4	(97.9)	(105.7)	6.0	48.5
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended June 30,
	2015	2014
	$	$
Operating activities
Net loss	(28.1)	(24.4)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	46.5	44.0
Non-cash interest expense	1.4	1.3
Last in, first out and lower of cost or market	1.1	1.0
(Gain) loss on disposal of assets	(0.5)	0.1
Gain on hedging activities, excluding cash settlements	—	(0.3)
Deferred income taxes	(11.1)	(20.5)
Stock-based compensation expense	1.6	1.6
Changes in other assets	(2.4)	(4.1)
Changes in pension, other post-retirement and other long-term liabilities	5.0	(1.0)
Changes in current operating assets and liabilities:
Accounts receivable, net	6.6	(25.5)
Inventories, net	(1.8)	(14.4)
Taxes receivable and taxes payable	1.1	9.8
Other current assets	0.9	(2.6)
Accounts payable	7.4	20.5
Accrued liabilities	10.3	(2.7)
Cash provided by (used in) operating activities	38.0	(17.2)
Investing activities
Capital expenditures	(43.8)	(31.1)
Proceeds from sale of property, plant and equipment	1.0	0.2
Net cash used in investing activities	(42.8)	(30.9)
Financing activities
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	(1.1)
Dividends paid to stockholders	(1.4)	(1.4)
Borrowings on revolving credit facility	142.5	18.5
Repayments on revolving credit facility	(142.5)	(18.5)
Borrowings on long-term debt and lease financing	16.1	6.5
Repayments on long-term debt and lease financing	(5.7)	(2.4)
Cash provided by financing activities	8.8	1.6
Change in cash and cash equivalents	4.0	(46.5)
Cash and cash equivalents, beginning of period	20.5	79.4
Cash and cash equivalents, end of period	24.5	32.9
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
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.
In August 2014, the FASB issued an ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. Under this guidance, in connection with the Company’s preparation of annual and interim period financial statements, the Company’s management will be required to perform assessments of the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company must provide specified disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.
In April 2015, the FASB issued an ASU No. 2015-03, “Interest - Imputation of Interest”. The ASU was issued as an initiative to reduce complexity in accounting standards (the Simplification Initiative) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The Company will be required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company will be required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. The adoption of the ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

2.    SEGMENTS
We manage and operate our business segments based on the markets we serve and the products we produce.
Segment profit is a measure used by management as a basis for resource allocation. Certain items included in Operating Income (Loss), primarily non-recurring costs or non-cash expenses, are not allocated to the segments, while certain items not included in Operating Income (Loss), primarily the income statement effects of current period cash settlements of hedges, are allocated to the segments.
Our five reportable segments are Bauxite, Alumina, Primary, Flat-Rolled and Corporate.

•	Bauxite – Mines and produces the bauxite used for alumina production at our Gramercy, Louisiana refinery. The remaining bauxite is sold to a third party.

•
Alumina – Chemically refines and converts bauxite into alumina, which is the principal raw material used in the production of primary aluminum. The Gramercy refinery is the source for the majority of our New Madrid, Missouri smelter’s alumina requirements. The remaining alumina production at the Gramercy refinery, in the form of smelter grade alumina and alumina hydrate, or chemical-grade alumina, is sold to third parties.

•	Primary – Produces value-added aluminum products in several forms, including billet, rod, high purity sow and foundry. The Primary segment also produces commodity grade sow.

•	Flat-Rolled – Produces rolled aluminum products such as finstock and container stock.

•	Corporate – Reflects costs of corporate operations.
The accounting policies of the segments are the same as those described in Note 1, “Accounting Policies” to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions) for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	10.6	52.3	116.8	153.0	—	—	332.7
Intersegment	20.2	32.5	18.6	—	—	(71.3)	—
Total sales	30.8	84.8	135.4	153.0	—	(71.3)	332.7

Capital expenditures	0.5	1.7	15.6	2.5	—	—	20.3
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(3.1)	8.4	3.8	16.4	(7.0)	0.9	19.4
Depreciation and amortization	(3.2)	(5.2)	(9.9)	(4.5)	(0.7)	—	(23.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	(3.6)	(2.5)	—	0.2	(5.9)
Gain (loss) on disposal of assets	—	0.8	—	(0.2)	—	—	0.6
Non-cash pension, accretion and stock compensation	(0.1)	(0.2)	(1.7)	(1.3)	(1.4)	—	(4.7)
Restructuring, relocation and severance	(3.2)	(0.1)	(0.1)	—	(1.0)	—	(4.4)
Consulting fees	(0.3)	(0.1)	(0.4)	—	(0.5)	—	(1.3)
Cash settlements paid on hedging transactions	—	—	0.4	3.8	—	—	4.2
Other, net	—	(0.2)	(0.7)	—	(0.1)	(0.7)	(1.7)
Operating income (loss)	(9.9)	3.4	(12.2)	11.7	(10.7)	0.4	(17.3)
Interest expense, net							13.2
Loss on hedging activities, net							2.9
Total other expense, net							16.1
Loss before income taxes							(33.4)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended June 30, 2014
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	12.9	47.3	135.6	150.1	—	—	345.9
Intersegment	17.1	30.5	20.3	—	—	(67.9)	—
Total sales	30.0	77.8	155.9	150.1	—	(67.9)	345.9

Capital expenditures	1.5	3.1	9.3	3.9	0.2	—	18.0
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(1.3)	(3.2)	25.1	15.1	(6.2)	0.9	30.4
Depreciation and amortization	(2.4)	(5.2)	(9.9)	(4.7)	(0.1)	—	(22.3)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.3)	1.1	—	—	(1.2)
Loss on disposal of assets	—	—	—	(0.2)	—	—	(0.2)
Non-cash pension, accretion and stock compensation	(0.1)	(0.2)	(0.5)	(0.2)	(0.9)	—	(1.9)
Restructuring, relocation and severance	(0.1)	0.1	—	—	—	—	—
Consulting fees	—	—	—	—	(0.1)	—	(0.1)
Cash settlements received on hedging transactions	—	—	(0.4)	(0.8)	—	—	(1.2)
Other, net	—	(0.1)	(0.1)	0.1	0.2	(0.9)	(0.8)
Operating income (loss)	(3.9)	(8.6)	11.9	10.4	(7.1)	—	2.7
Interest expense, net							12.6
Loss on hedging activities, net							0.1
Total other expense, net							12.7
Loss before income taxes							(10.0)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30, 2015
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	22.3	107.3	247.7	301.0	—	—	678.3
Intersegment	39.8	59.9	40.6	—	—	(140.3)	—
Total sales	62.1	167.2	288.3	301.0	—	(140.3)	678.3

Capital expenditures	3.8	3.1	32.6	3.8	0.5	—	43.8
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(1.0)	12.1	26.9	29.1	(14.8)	1.0	53.3
Depreciation and amortization	(6.2)	(10.4)	(19.9)	(8.8)	(1.2)	—	(46.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.8)	1.5	—	0.2	(1.1)
Gain (loss) on disposal of assets	—	0.8	(0.1)	(0.2)	—	—	0.5
Non-cash pension, accretion and stock compensation	(0.1)	(0.5)	(3.4)	(2.6)	(2.5)	—	(9.1)
Restructuring, relocation and severance	(3.2)	(0.3)	(0.3)	0.3	(1.1)	—	(4.6)
Consulting fees	(0.3)	(0.1)	(0.5)	—	(0.7)	—	(1.6)
Cash settlements paid on hedging transactions	—	—	0.6	5.0	—	—	5.6
Other, net	—	(0.3)	(0.7)	—	(0.2)	(1.3)	(2.5)
Operating income (loss)	(10.8)	1.3	(0.2)	24.3	(20.5)	(0.1)	(6.0)
Interest expense, net							26.4
Loss on hedging activities, net							3.2
Total other expense, net							29.6
Loss before income taxes							(35.6)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Six months ended June 30, 2014
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	24.6	93.1	256.4	283.4	—	—	657.5
Intersegment	35.5	61.9	49.0	—	—	(146.4)	—
Total sales	60.1	155.0	305.4	283.4	—	(146.4)	657.5

Capital expenditures	2.3	5.1	16.3	7.0	0.4	—	31.1
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	1.2	(15.1)	43.5	26.0	(14.0)	(0.5)	41.1
Depreciation and amortization	(4.9)	(10.2)	(19.6)	(9.0)	(0.3)	—	(44.0)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.4)	1.4	—	—	(1.0)
Gain (loss) on disposal of assets	—	—	0.1	(0.2)	—	—	(0.1)
Non-cash pension, accretion and stock compensation	(0.1)	(0.4)	(1.5)	(0.9)	(1.8)	—	(4.7)
Restructuring, relocation and severance	—	—	(0.1)	0.4	0.1	—	0.4
Consulting fees	—	—	—	—	(0.3)	—	(0.3)
Cash settlements received on hedging transactions	—	—	(0.2)	(0.1)	—	—	(0.3)
Other, net	—	(0.2)	—	—	0.2	0.5	0.5
Operating income (loss)	(3.8)	(25.9)	19.8	17.6	(16.1)	—	(8.4)
Interest expense, net							25.1
Loss on hedging activities, net							0.4
Total other expense, net							25.5
Loss before income taxes							(33.9)

	June 30, 2015	December 31, 2014
Segment assets:	$	$
Bauxite	147.9	149.9
Alumina	216.6	229.8
Primary	560.5	561.5
Flat-Rolled	336.6	335.1
Corporate	72.7	65.5
Eliminations	(19.7)	(23.7)
Total assets	1,314.6	1,318.1
3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Condensed consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited condensed consolidated statements of cash flows for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Depreciation of property, plant and equipment	20.3	19.3	40.1	38.1
Amortization of intangible assets	1.5	1.5	3.0	3.0
Amortization of other long-term assets	1.7	1.5	3.4	2.9
Total depreciation and amortization	23.5	22.3	46.5	44.0

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Cash paid for interest and income taxes for the three and six months ended June 30, 2015 and 2014 as follows (in millions):

	Six months ended June 30,
	2015	2014
	$	$
Interest paid	25.6	24.8
U.S. Federal and state income taxes paid, net of refunds received	2.7	1.2
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $4.1 million both for the six months ended June 30, 2015 and 2014, respectively, and were not reflected as capital expenditures in the unaudited condensed consolidated statements of cash flows. During the six months ended June 30, 2015 and 2014, we capitalized interest of $0.4 million and $0.9 million, respectively, related to long-term capital projects.
Condensed consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) (“AOCI”) during the six months ended June 30, 2015 were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain or loss, prior service cost and other related to pension and OPEB	Total, net of tax
	$	$	$
Balance, December 31, 2014	(172.9)	(62.9)	(110.0)
Reclassification of amounts realized in net loss	6.6	2.3	4.3
Balance, June 30, 2015	(166.3)	(60.6)	(105.7)
The following table provides information relating to reclassifications from AOCI into the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in millions):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss				Affected line item in the unaudited condensed consolidated statements of operations
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Selling, general and administrative expenses (“SGA”)
Actuarial gain/loss	0.7	0.1	1.4	0.4	(1)
Prior service costs	0.1	0.1	0.1	0.1	(1)
Total pension amounts reclassified into SGA	0.8	0.2	1.5	0.5	Selling, general and administrative expenses
Cost of sales (“COS”)
Actuarial gain/loss	2.3	0.2	4.6	1.5	(1)
Prior service costs	0.3	0.3	0.5	0.5	(1)
Total pension amounts reclassified into COS	2.6	0.5	5.1	2.0	Cost of sales
Reclassification of pension and OPEB amounts realized in net loss	3.4	0.7	6.6	2.5
Income tax expense related to reclassifications of pension and OPEB amounts	1.2	0.2	2.3	0.9	Income tax expense
Reclassification of pension and OPEB amounts realized in net loss, net of tax	2.2	0.5	4.3	1.6	Net loss

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 10, “Pension and Other Post-Retirement Benefits”
Condensed consolidated balance sheets:
Accounts receivable, net, at June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30, 2015	December 31, 2014
	$	$
Trade	95.9	102.6
Allowance for doubtful accounts	(0.1)	(0.1)
Total accounts receivable, net	95.8	102.5
Other current assets at June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30, 2015	December 31, 2014
	$	$
Current foreign deferred tax asset	0.4	0.4
Employee loans receivable, net	1.8	2.1
Current derivative assets (see Note 11, “Derivative Financial Instruments”)	11.9	6.3
Taxes receivable	2.9	4.0
Prepaid assets	3.6	4.5
Restricted cash (see Note 7, “Commitments and Contingencies”)	0.1	0.1
Other current assets	11.5	10.0
Total other current assets	32.2	27.4
Other assets at June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30, 2015	December 31, 2014
	$	$
Deferred financing costs, net of amortization	4.8	5.8
Cash surrender value of life insurance	28.7	29.3
Pension asset	6.7	6.5
Restricted cash (see Note 7, “Commitments and Contingencies”)	14.3	14.0
Supplies	6.1	5.0
Prepaid Jamaican income taxes (see Note 17, “Non-Controlling Interest”)	12.7	12.7
Derivative asset (see Note 11, “Derivative Financial Instruments”)	0.1	0.2
Other	15.7	15.6
Total other assets	89.1	89.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Accrued liabilities at June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30, 2015	December 31, 2014
	$	$
Compensation and benefits	19.5	18.3
Workers’ compensation	6.5	5.6
Other operating expenses	15.4	11.2
Accrued interest	2.3	2.3
Asset retirement obligations (see Note 9, “Asset Retirement and Other Obligations”)	2.7	2.3
Land obligation (see Note 9, “Asset Retirement and Other Obligations”)	3.6	3.7
Derivative liabilities (see Note 11, “Derivative Financial Instruments”)	10.7	5.0
Reclamation obligation (see Note 9, “Asset Retirement and Other Obligations”)	1.5	1.5
Environmental remediation obligations (see Note 9, “Asset Retirement and Other Obligations”)	1.7	1.7
Obligations to the Government of Jamaica (see Note 17, “Non-Controlling Interest”)	10.2	5.9
Pension and OPEB liabilities (see Note 10, “Pensions and Other Post-Retirement Benefits”)	0.8	0.8
Restructuring liability	—	0.8
Total accrued liabilities	74.9	59.1
Other long-term liabilities at June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30, 2015	December 31, 2014
	$	$
Reserve for uncertain tax positions	0.6	0.7
Workers’ compensation	15.8	15.3
Asset retirement obligations (see Note 9, “Asset Retirement and Other Obligations”)	13.4	13.7
Land obligation (see Note 9, “Asset Retirement and Other Obligations”)	6.7	6.8
Environmental remediation obligations (see Note 9, “Asset Retirement and Other Obligations”)	1.1	1.1
Long-term derivative liabilities (see Note 11, “Derivative Financial Instruments”)	—	0.1
Deferred compensation and other	6.9	8.2
Total other long-term liabilities	44.5	45.9
4.    FAIR VALUE MEASUREMENTS
For a description of the fair value hierarchy, see Note 4, “Fair Value Measurements” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The tables below set forth by hierarchy level as of June 30, 2015 and December 31, 2014 the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	12.0	—	12.0
Derivative liabilities	—	(6.3)	(4.4)	(10.7)
Total	—	5.7	(4.4)	1.3

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	3.2	3.3	6.5
Derivative liabilities	—	(5.1)	—	(5.1)
Total	—	(1.9)	3.3	1.4
We made no transfers between fair value hierarchy levels during the six months ended June 30, 2015.
We discuss our derivative instruments in Note 11, “Derivative Financial Instruments,” Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves, and current market prices for those assets and liabilities. Substantially all of the inputs were observable throughout the full term of the instrument. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using management’s estimate of future U.S. Midwest premium prices, based on current market prices and quoted forward prices.
Changes in the fair value of the variable-price Midwest premium contracts during the six months ended June 30, 2015 were included in loss on hedging activities, net in the unaudited condensed consolidated statements of operations. The changes in fair value of these Level 3 derivative instruments during the six months ended June 30, 2015 were as follows (in millions):

Six months ended June 30, 2015
$
Fair value, beginning of year	3.3
New contracts entered into during the period	(0.8)
Changes in fair value	(6.7)
Settlements	(0.2)
Fair value, end of period	(4.4)
In Note 8, "Long-Term Debt and Lease Financing,” we disclose the fair values of our debt instruments. We classify all of these fair value measurements within Level 2 of the fair value hierarchy. The fair values of our AcquisitionCo Notes and our Term B Loan were based on recent market transactions. While the AcquisitionCo Notes and Term B Loan have quoted market prices used to determine fair value, we do not believe transactions involving those instruments occur in sufficient frequency or volume to be classified as Level 1 within the fair value hierarchy. The fair value of our project specific financing borrowings were based on interest rates available at each balance sheet date.
5.    INVENTORIES
We use the last-in, first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at first-in, first-out. Inventories at Gramercy and St. Ann, Jamaica (“St. Ann”) and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 25% and 25% of total inventories, at cost, at June 30, 2015 and December 31, 2014, respectively.
An actual valuation of inventory under the last-in, first-out (“LIFO”) method is made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory costs.

Inventories, net, at June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30, 2015	December 31, 2014
	$	$
Raw materials, at cost	78.8	73.7
Work-in-process, at cost	52.6	48.9
Finished goods, at cost	27.3	31.3
Total inventories, at cost	158.7	153.9
LIFO adjustment	27.6	14.0
LCM reserve	(23.1)	(7.6)
Inventories, at lower of cost or market	163.2	160.3
Supplies	32.1	36.4
Total inventories, net	195.3	196.7
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, at June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	Estimated useful lives in years			June 30, 2015	December 31, 2014
				$	$
Land				51.8	51.9
Buildings and improvements	10	—	47	171.3	163.0
Machinery and equipment	3	—	50	950.8	927.1
Construction in progress				73.2	86.2
Property, plant and equipment, at cost				1,247.1	1,228.2
Accumulated depreciation				(553.3)	(533.2)
Total property, plant and equipment, net				693.8	695.0

7.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to seven collective bargaining agreements with five different unions. The following represents our collective bargaining agreements that have been entered into or extended subsequent to December 31, 2014:
In the US: the United Steelworkers of America (“USWA”); the International Association of Machinists and Aerospace Workers (“IAMAW”).

•
The agreement in place with the IAMAW at our Newport rolling mill originally extended through May 2014. During April 2014, a one-year extension was ratified, extending the expiration of the agreement to May 2015. A new three year agreement was signed in April 2015 and became effective on June 1, 2015.

•
The agreement at Gramercy with the USWA originally extended through September 2015. During June 2015, a one-year extension was ratified, extending the expiration of the agreement through September 2016.

At St. Ann, Jamaica: the University and Allied Workers Union (“UAWU”); the Union of Technical, Administrative and Supervisory Personnel (“UTASP”); and the Bustamante Industrial Trade Union (“BITU”).

•	A new agreement at St. Ann with the UTASP, which represents supervisory and technical salaried workers, was concluded in May 2015; the agreement expires in December 2016.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Arbitration Proceeding Relating to Production Levy
See Note 17, “Non-Controlling Interest” to the condensed consolidated financial statements included in this report for information regarding a pending arbitration proceeding relating to a dispute between Noranda Bauxite Limited (“NBL”) and the Government of Jamaica as to the amount of the production levy payable by NBL to the Government of Jamaica.
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
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor related to our long-term competitive position in the primary aluminum business. We have a long-term contract with Ameren Missouri for our electricity supply at New Madrid that is effective through 2020, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five megawatts, calculated at peak and non-peak demand charges, or approximately $8.4 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the Missouri Public Service Commission (“PSC”) based on two components: a base rate and a fuel adjustment charge. The PSC determines whether to make changes to the base rate and fuel adjustment charge.
On April 29, 2015 the PSC established a new and reduced electricity rate structure for the Company’s aluminum smelter in New Madrid, Missouri. The lower rate structure became effective on June 1, 2015 and carries a term of at least three years. The PSC’s ruling requires Noranda to meet certain ongoing conditions, including (i) maintaining employment levels at the New Madrid smelter at a daily average of 850 full-time equivalent personnel; (ii) investing an annual inflation-adjusted $35 million in capital expenditures as defined by U.S. GAAP at the New Madrid smelter; and (iii) not paying special dividends. If the PSC determines that Noranda has materially violated the conditions, rates at the smelter would revert to previous rate structure on a prospective basis. In June 2015, Union Electric Company d/b/a Ameren Missouri (“Ameren Missouri”), the utility that currently provides electric service to the New Madrid smelter, filed a notice of appeal to the PSC’s ruling with the Missouri Court of Appeals, Western District, reserving the right to appeal various items in the ruling including the reduction to Noranda’s electric rates.
On May 27, 2015, the Company received a notice of termination from Ameren Missouri, advising that, effective June 1, 2020, Ameren Missouri is terminating the December 14, 2004 Agreement between Ameren Missouri and the Company (the “Agreement”). The Company has not yet determined the course of action it will pursue in response to Ameren Missouri’s notice of termination. However, the Company believes that, even if the Agreement terminates in 2020, Ameren Missouri maintains a legal obligation to supply electricity to the New Madrid smelter, at rates approved by the PSC, under a Certificate of Convenience and Necessity issued by the PSC in 2005 (the “Certificate”). The Certificate expanded Ameren Missouri’s service area to encompass the New Madrid smelter. Ameren Missouri may not remove the New Madrid smelter from its service area without the express approval of the PSC. Moreover, during the five years that the Agreement will remain in effect prior to its termination, the Company may seek to negotiate a new agreement with Ameren Missouri. Alternatively, and as permitted by Section 91.026 of the Missouri Revised Statutes, the Company may seek to enter into an agreement with another provider of electric power, wherever located, to purchase electricity for its operations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

8.    LONG-TERM DEBT AND LEASE FINANCING
The following table provides information regarding the carrying values and fair values at June 30, 2015 and December 31, 2014 of the Company’s long-term debt and lease financing (in millions):

	June 30, 2015			December 31, 2014
	Carrying value	Fair value	Interest rate	Carrying value	Fair value	Interest rate
	$	$	%	$	$	%
AcquisitionCo Notes, net	173.5	113.1	11.00	173.3	171.6	11.00
Term B Loan, net	468.4	437.8	5.75	470.7	470.7	5.75
Project specific financing	19.7	19.7	9.00	22.5	22.5	9.00
Mid-Stream lease financing	2.3	2.3	8.00	1.0	1.0	8.00
Rod mill lease financing	14.5	14.5	8.50	—	—	—
Capital lease financing	0.4	0.4	5.79	0.5	0.5	5.79
Total debt and lease financing, net	678.8			668.0
Less: Current portion	15.1			11.6
Long-term debt and lease financing, net	663.7			656.4
The carrying value of the AcquisitionCo Notes was recorded net of unamortized underwriting discount of $1.5 million and $1.7 million, respectively, at June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014 the carrying value of our Term B Loan was recorded net of unamortized discount of $2.1 million and $2.4 million, respectively.
During the second quarter of 2015, we entered into a lease agreement for $14.8 million with a third party to finance certain equipment at the new rod mill in New Madrid. The lease is for a 60 month period with monthly payments of $0.3 million.
The asset-based loan (“ABL”) had no outstanding balance at June 30, 2015 or December 31, 2014. Outstanding letters of credit totaled $43.6 million at June 30, 2015 and $39.8 million at December 31, 2014. Availability under the ABL is subject to a calculated borrowing base. Our available borrowing capacity calculated as of June 30, 2015 was $134.6 million.
9.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann’s Bauxite mining operations.
Our reclamation obligation activity at St. Ann for the six months ended June 30, 2015 was as follows (in millions):

Six months ended June 30, 2015
$
Balance, beginning of period	1.5
Additional liabilities incurred	1.2
Liabilities settled	(1.2)
Balance, end of period	1.5
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
Our St. Ann Land Obligation activity for the six months ended June 30, 2015 was as follows (in millions):

Six months ended June 30, 2015
$
Balance, beginning of period	10.5
Additional liabilities incurred	0.2
Liabilities settled	(0.1)
Revisions to the obligation	(0.3)
Balance, end of period	10.3
Asset Retirement Obligations
Our asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of wastes from its refining process.
Our asset retirement obligations activity for the six months ended June 30, 2015 was as follows (in millions):

Six months ended June 30, 2015
$
Balance, beginning of period	16.0
Additional liabilities incurred	1.3
Liabilities settled	(1.8)
Accretion	0.6
Balance, end of period	16.1
As of June 30, 2015 and December 31, 2014, we had $10.5 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying unaudited condensed consolidated balance sheets.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of June 30, 2015 and December 31, 2014, we had undiscounted liabilities of $1.7 million in accrued liabilities and had $1.1 million in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities at the Gramercy refinery.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Net periodic benefit costs related to the pension plans during the three and six months ended June 30, 2015 and 2014 included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Service cost	4.2	3.0	0.1	0.1
Interest cost	5.0	5.2	0.4	0.4
Expected return on plan assets	(5.7)	(6.1)	(0.5)	(0.4)
Recognized actuarial loss	3.0	0.3	—	—
Amortization of prior service cost	0.3	0.3	0.1	0.1
Net periodic cost	6.8	2.7	0.1	0.2

	Noranda Pension Plans		St. Ann Pension Plans
	Six months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	$	$	$	$
Service cost	8.4	6.6	0.3	0.3
Interest cost	10.0	10.1	0.8	0.8
Expected return on plan assets	(11.4)	(11.4)	(1.0)	(0.9)
Recognized actuarial loss	6.0	1.9	—	—
Amortization of prior service cost	0.5	0.5	0.1	0.1
Net periodic cost	13.5	7.7	0.2	0.3
Net periodic benefit costs related to the OPEB plans during the three and six months ended June 30, 2015 and 2014 included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Service cost	0.1	0.1	0.1	0.1
Interest cost	0.1	0.1	0.1	0.1
Net periodic cost	0.2	0.2	0.2	0.2

	Noranda OPEB Plans		St. Ann OPEB Plans
	Six months ended June 30		Six months ended June 30
	2015	2014	2015	2014
	$	$	$	$
Service cost	0.2	0.2	0.2	0.1
Interest cost	0.3	0.3	0.2	0.2
Net periodic cost	0.5	0.5	0.4	0.3
Expected Employer Contributions
We contributed $7.5 million and $0.3 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the six months ended June 30, 2015. We anticipate making approximately $8.7 million and $0.3 million of pension funding payments to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, for the remainder of the year ending December 31, 2015.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

(“MWP”) market price fluctuations, we economically hedge these risks by entering into variable-price aluminum swap contracts (“variable-price aluminum offset swaps”) and variable-price MWP contracts with various brokers, typically for terms of one year or less.
As of June 30, 2015, our outstanding fixed-price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2015	1.10	34.3
2016	0.92	26.5
As of June 30, 2015, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	0.87	38.9
2016	0.81	28.2
As of June 30, 2015, our outstanding variable-price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	0.17	39.0
2016	0.09	28.4
We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited condensed consolidated balance sheets. The following table presents, as of June 30, 2015 and December 31, 2014, the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	June 30, 2015	December 31, 2014
	$	$
Fixed-price aluminum customer contracts	11.9	2.4
Variable-price aluminum offset swaps	(6.2)	(4.3)
Variable-price MWP contracts	(4.4)	3.3
Total	1.3	1.4
We had three counterparties as of June 30, 2015 and four counterparties as of December 31, 2014 for our variable-price aluminum offset swaps. Our variable-price MWP contracts are with various other counterparties. With each of the counterparties of our variable-price aluminum offset swaps, we have a master netting arrangement which is subject to the same guarantee and security provisions as our senior secured credit facilities. The master netting arrangements do not require us to post additional collateral, or cash margin. We present the fair values of derivatives which are subject to a master netting arrangement in a net position on the unaudited condensed consolidated balance sheets. The following tables provide information as to the gross components of our net derivative balances as of June 30, 2015 and December 31, 2014 (in millions):

	As of June 30, 2015
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	11.9	11.9
Total current derivative assets	—	—	—	11.9	11.9

Various counterparties not subject to a master netting arrangement	—	—	—	0.1	0.1
Total long-term derivative assets	—	—	—	0.1	0.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	As of June 30, 2015
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(3.3)	—	(3.3)	—	(3.3)
Master netting arrangement with counterparty three	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty four	(2.9)	—	(2.9)	—	(2.9)
Various counterparties not subject to a master netting arrangement	—	—	—	(4.4)	(4.4)
Total current derivative liabilities	(6.3)	—	(6.3)	(4.4)	(10.7)

	As of December 31, 2014
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	6.3	6.3
Total current derivative assets	—	—	—	6.3	6.3

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of December 31, 2014
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.2)	—	(2.2)	—	(2.2)
Master netting arrangement with counterparty two	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty three	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty four	(1.9)	—	(1.9)	—	(1.9)
Various counterparties not subject to a master netting arrangement	—	—	—	(0.7)	(0.7)
Total current derivative liabilities	(4.3)	—	(4.3)	(0.7)	(5.0)

Master netting arrangement with counterparty two	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)
As of June 30, 2015 and December 31, 2014, none of our derivative instruments were designated and qualified as fair value or cash flow hedges.
Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through (gain) loss on hedging activities, net in the unaudited condensed consolidated statements of operations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the effect of our hedging activities on our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,
	2015	2014
	$	$
Fixed-price aluminum customer contracts	(4.6)	2.0
Variable-price aluminum offset swaps	3.0	(1.6)
Variable-price MWP contracts	4.5	(0.3)
Loss on hedging activities, net	2.9	0.1

	Six months ended June 30
	2015	2014
	$	$
Fixed-price aluminum customer contracts	(9.6)	5.3
Variable-price aluminum offset swaps	5.2	0.5
Variable-price MWP contracts	7.6	(5.4)
Loss on hedging activities, net	3.2	0.4
12.    STOCKHOLDERS' EQUITY
The following table provides information regarding dividends declared and paid during the six months ended June 30, 2015:

	Per share dividend amount	Date paid	Total cash payment
Declaration date	$/share		$ in millions
February 18, 2015	0.01	March 25, 2015	0.7
May 6, 2015	0.01	June 10, 2015	0.7
On June 18, 2015, the Board suspended dividend payments.
During the quarter ended June 30, 2015 the Board also approved a 1-for-7 reverse stock split of its common stock and a reduction in the number of authorized shares of its common stock from 200 million to 30 million, subject to stockholder approval, at a special meeting of stockholders, of an amendment to the Company’s amended and restated certificate of incorporation that will effect the reverse stock split and reduction of authorized shares of common stock. The special meeting of stockholders has been scheduled to occur on August 24, 2015 in Franklin, Tennessee.
13.    SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	$	$	$	$
Restricted stock and restricted stock unit equity awards	0.8	0.9	1.6	1.6
Total stock compensation expense	0.8	0.9	1.6	1.6
Share-based payment awards held by employee and non-employee directors include stock options, restricted stock, and restricted stock units (“RSUs”). Restricted stock and RSU awards have either service-vesting and/or performance-vesting requirements, and some also have market-based conditions.
As of June 30, 2015, total unrecognized stock compensation expense related to share-based payment awards was $4.9 million. We will recognize this amount over a weighted-average period of one year, six months. During first quarter 2015, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2013 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2014 or 2015 because the performance conditions had not been determined as of June 30, 2015. Outstanding share-based payment awards include dividend equivalent units issued to restricted stock and RSU holders in connection with any dividend payments to stockholders.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Our stock option activity during the six months ended June 30, 2015 was as follows:

	Employee options and non-employee director options			Prior investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)
		$	$		$	$
Outstanding, December 31, 2014	1,039,895	1.82	2.0	140,000	9.00	—
Exercised	(268,082)	1.36	0.3	—	—	—
Outstanding, June 30, 2015	771,813	1.98	—	140,000	9.00	—
Fully vested and exercisable, June 30, 2015 (weighted-average remaining contractual term of 2.9 years and 2.3 years, respectively)	771,813	1.98	—	140,000	9.00	—

(1)	Options that were not in-the-money at June 30, 2015 and December 31, 2014, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.
Restricted stock and RSU equity award activity during the six months ended June 30, 2015 was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards
	#	$	#	$	#	$	#
Non-vested, December 31, 2014	1,174,079	—	412,655	—	173,188	—	819,397
Granted	1,201,355	2.44	—	—	—	—	489,900
Grant date determined during the period	—	—	401,438	2.98	—	—	(401,438)
Dividend equivalent units granted	15,436	1.77	4,547	1.95	1,861	1.87	8,040
Vested (aggregate intrinsic value of $2.0 million)	(908,590)	3.69	(115,977)	11.42	—	—	(554)
Forfeited	(35,089)	4.05	(19,863)	7.50	—	—	(13,159)
Cancelled	—	—	(289,015)	11.47	—	—	—
Non-vested, June 30, 2015 (aggregate intrinsic value of $2.5 million)	1,447,191		393,785		175,049		902,186
During the second quarter of 2013, we granted performance-based restricted stock with market price vesting conditions to certain senior level employees under our 2010 Incentive Award Plan. This performance-based restricted stock vests upon the achievement of a specified market price per share of the Company’s common stock during 20 consecutive trading days ending within the three year performance period. This restricted stock also is subject to a three-year continued service vesting provision, with earlier vesting permitted under certain circumstances, such as upon a change of control of the Company.
We determined the grant date fair value of our service-vesting and performance-vesting restricted stock and RSUs based on the closing price of our common stock on the grant date. For performance-based, market price vesting restricted stock, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based on assumptions regarding the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company.
We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2015. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on the anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined as of June 30, 2015 for performance-vesting awards granted in 2014 or 2015 because the performance conditions had not yet been determined.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

During the quarter ended June 30, 2015 our principal stockholders, Apollo Management VI, L.P. (“AIFVI”) and Noranda Holdings, L.P. (collectively with AIFVI, the “Apollo Funds”), sold all of their Company common shares. See Note 16, “Related Party Transactions”. We previously granted to Apollo Management VI, L.P. and Apollo Alternative Assets, L.P., affiliates of the Apollo Funds, cash-settled, service-vesting RSUs, which are treated for accounting purposes as liability awards, in lieu of RSUs that would otherwise be granted under the director compensation program. The holders of the cash settled RSUs forfeited these awards upon the closing of the sale of our common shares by the Apollo Funds on May 15, 2015.
RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2014	60,224
Granted	—
Dividend equivalent units granted	238
Vested	—
Shares forfeited	(60,000)
Dividend equivalent units forfeited	(462)
Non-vested, June 30, 2015	—
14.    NET INCOME PER SHARE
Basic and diluted net loss per common share (“EPS”) for the three and six months ended June 30, 2015 and 2014 were calculated as follows (in millions, except per share):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(25.4)	$(7.6)	$(28.1)	$(24.4)
Weighted-average common shares outstanding:
Basic	69.41	68.75	69.19	68.49
Diluted	69.41	68.75	69.19	68.49
Net loss per common share:
Basic	$(0.37)	$(0.11)	$(0.41)	$(0.36)
Diluted	$(0.37)	$(0.11)	$(0.41)	$(0.36)
Certain share-based payment awards whose terms and conditions are described in Note 13, “Share-Based Payments,” could potentially be dilutive in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table provides information regarding the type and weighted average number of antidilutive securities outstanding during the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Options	1.02	1.22	1.09	1.25
Service-vesting restricted stock and RSUs and Dividend equivalent units	1.19	0.99	1.16	0.90
Performance-vesting restricted stock and RSUs and Dividend equivalent units	0.18	0.25	0.12	0.17
Antidilutive securities	2.39	2.46	2.37	2.32
15.    INCOME TAXES
Our effective income tax rate was approximately 24.0% for the three months ended June 30, 2015 and 24.0% for the three months ended June 30, 2014. The effective income tax rate for the three months ended June 30, 2015 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, a foreign deferred tax asset valuation allowance, and a stock-based compensation shortfall. As to the stock-based compensation shortfall, for the three months ended June 30, 2015, we recognized $0.5 million of income tax expense because we are required to record a shortfall in the period in which it occurred. The effective tax rate for the three months ended June 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Our effective income tax rate was approximately 21.1% for the six months ended June 30, 2015 and 28.0% for the six months ended June 30, 2014. The effective income tax rate for the six months ended June 30, 2015 was primarily impacted by a state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, a foreign deferred tax asset valuation allowance, release of previously unrecognized tax benefits, and a stock-based compensation shortfall. As to the stock-based compensation shortfall, for the six months ended June 30, 2015, we recognized $1.2 million of income tax expense because we are required to record a shortfall in the period in which it occurred. The effective tax rate for the six months ended June 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
16.    RELATED PARTY TRANSACTIONS
On May 15, 2015, the Apollo Funds sold 22,840,000 shares of our common stock in a public offering. Subsequent to the offering, the Apollo Funds no longer owned any shares of the Company’s common stock.
Upon the completion of the secondary offering Noranda no longer has any related party transactions to report related to Apollo.
17.    NON-CONTROLLING INTEREST
We conduct the St. Ann bauxite mining operations through Noranda Bauxite Limited (“NBL”), a Jamaican limited liability company that is a wholly-owned subsidiary of Noranda HoldCo. NBL holds a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the Government of Jamaica (“GOJ”) holds a 51% interest. NJBP mines bauxite, approximately 58% of which was sold to Gramercy during 2014; the majority of the remaining mined bauxite was sold to Sherwin Alumina Company.
NBL is a party to several agreements (collectively, the “Mining Agreements”) with the GOJ. NBL and the GOJ have equal voting rights in NJBP’s executive committee. NBL manages the mining operations under a management agreement. NBL receives bauxite from NJBP at NJBP’s cost and pays the GOJ a return on its investment in NJBP through fees paid by NBL pursuant to an establishment agreement, as amended, that defines the negotiated fiscal regime. NBL has a mining lease provided by the GOJ for the supply of bauxite. The lease ensures access to sufficient reserves in a specified concession area to enable NBL to ship annually 4.5 million dry metric tonnes (“DMT”) of bauxite from mining operations through September 30, 2030. In 2013, the GOJ provided to NBL the option to mine up to 5.1 million DMT of bauxite during 2013 and up to 5.4 million DMT per annum for the period 2014 through 2017.
In return for these rights, NBL is required to pay fees specified in the establishment agreement, as amended, consisting of a dedication fee, depletion fee, asset usage fee, production levy and royalty. As of June 30, 2015 and December 31, 2014, we recorded accrued liabilities of $10.2 million and $5.9 million, respectively, for these fees.
Under the agreements with the GOJ, NBL committed to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2017. The terms of the establishment agreement, as amended, required NBL to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011. NBL applied $1.3 million of these prepaid income taxes to its income tax liability in 2011, leaving a balance of $12.7 million at both June 30, 2015 and December 31, 2014. These prepaid taxes can be used in perpetuity subject to an annual limitation.
NBL has attempted to negotiate a new fiscal regime with the GOJ. The previous fiscal regime, which became effective as of January 1, 2009, expired on December 31, 2014, and the GOJ and NBL have been engaged in negotiations regarding the terms of NBL’s payment obligations to the GOJ through 2019. However, a dispute arose concerning production levy payments payable to the GOJ, and, on March 16, 2015, in accordance with the terms of the establishment agreement, NBL submitted a notice requesting arbitration to resolve the dispute.
In NBL’s Statement of Case, submitted to the arbitration panel on July 2, 2015, NBL has alleged, among other things, that in breach of the establishment agreement and/or other commitments by the GOJ, (i) the GOJ has failed to afford NBL treatment at least as favorable as that afforded to other bauxite and alumina producers in Jamaica with respect to, among other things, the production levy (the “equal treatment claim”) and (ii) the GOJ has failed to keep in effect, through December 31, 2017, the production levy structure that was in effect prior to January 1, 2015. NBL also has alleged that, under the Jamaica Bauxite and Alumina (Special Provisions) Act of 1977 (the “Special Provisions Act”), NBL is entitled to offset certain income taxes paid against the production levy. NBL seeks, among other things, relief from production levy and a refund of levy payments previously made, or damages, with respect to the equal treatment claim; a declaratory order that would, in essence, provide that NBL’s obligation to pay the production levy in the 2015-2017 period be calculated in accordance with the production levy rate in effect during 2012-2014; and declaratory relief confirming NBL’s entitlement, under the Special Provisions Act, to income tax offsets against the production levy previously paid, as claimed by NBL. In addition, NBL seeks interest and costs.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

In the GOJ’s Statement of Defense, submitted to the arbitration panel on July 22, 2015, the GOJ has essentially denied NBL’s claims, based on, among other things, its assertion that several documents relied on by NBL did not constitute binding agreements; that the effect of a 2010 amendment to the establishment agreement was that NBL would not rely on the Special Provisions Act to claim a credit of paid income taxes against the production levy and that, in any event, the Special Provisions Act claim was not arbitrable or justiciable. In addition, the GOJ asserted a counterclaim against NBL, alleging that effective January 1, 2015, NBL is required to pay the production levy in accordance with the provisions of the 2010 amendment to the establishment agreement. The GOJ seeks declaratory relief confirming the production levy rate claimed by the GOJ, and payment by NBL to the GOJ of (or, alternatively, damages to be assessed of) an amount equal to the portion of the approximately $17.8 million alleged production levy from January 1 to June 30, 2015 that the GOJ alleges remains unpaid, subject to adjustment at 2015 year-end.
The arbitration hearing has been scheduled for December 12-14, 2015.
The terms of any new fiscal regime are, to a significant extent, subject to the determination by the arbitration panel of NBL’s rights and obligations related to the production levy. Nevertheless, our operations in Jamaica currently are continuing in the normal course.
On June 9, 2015, NBL entered into an interim agreement with the GOJ related to the dispute regarding the production levy. The interim agreement addresses payments of the production levy to the GOJ until the earlier of December 31, 2015 or the date on which an arbitration award is delivered in the pending arbitration proceeding related to the production levy. Under the terms of the interim agreement, NBL provides US $5.00 per DMT (US $3.75 per DMT in cash and US $1.25 of irrevocable letters of credit) as an interim levy on all bauxite it exports from Jamaica. NBL paid $6.8 million in cash and provided $2.5 million in letters of credit during the second quarter of 2015 pursuant to the interim agreement, in payment of its interim production levy obligations for the first and second quarters of 2015. The production levy payment rate under the interim agreement exceeds the rate in effect during 2014, and we estimate that payments under the interim agreement during the third and fourth quarters of 2015 through the earlier of December 31, 2015 or the date on which an arbitration award is delivered will continue to increase cost of sales, as compared to corresponding quarters in the prior year, at the rate of approximately $3.0 million per quarter. However, the final production levy will be determined through the arbitration process, and production levy payments under the interim agreement are subject to refund if NBL is successful in the arbitration.
We have determined that NJBP is a variable interest entity under U.S. GAAP, and NBL is NJBP’s primary beneficiary. The determination that NBL is the primary beneficiary was based on the fact that NBL absorbs the profits and losses associated with the partnership, while the GOJ receives certain fees from NBL (royalties, production and asset usage fees, etc.). We consolidate NJBP into our unaudited condensed consolidated balance sheets as follows (in millions):

	June 30, 2015			December 31, 2014
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	1.0	—	1.0	0.8	—	0.8
Accounts receivable, net	11.8	(11.8)	—	13.5	(13.5)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	11.5	—	11.5	14.3	—	14.3
Other current assets	9.0	—	9.0	8.1	—	8.1
Property, plant and equipment, net	47.6	—	47.6	45.0	—	45.0
Other assets	8.7	—	8.7	7.4	—	7.4
Accounts payable	(71.6)	55.2	(16.4)	(71.8)	55.5	(16.3)
Accrued liabilities	(4.6)	—	(4.6)	(3.9)	—	(3.9)
Environmental, land and reclamation liabilities	(1.5)	—	(1.5)	(1.5)	—	(1.5)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
St. Ann’s net investment and advances to NJBP	5.9	43.4	49.3	5.9	42.0	47.9
The liabilities recognized as a result of consolidating NJBP do not represent additional claims on our general assets. NJBP’s creditors have claims only on the specific assets of NJBP and St. Ann. Similarly, the assets of NJBP do not represent additional assets available to satisfy claims against our general assets.
NBL receives bauxite from NJBP at cost, excluding the mining lease fees described above; therefore, NJBP operates at breakeven. Further, all obligations to the GOJ are provided through the payments from St. Ann under the various fees, levies and royalties described above. In these circumstances, no portion of NJBP’s net income (loss) or consolidated comprehensive income (loss) is allocated to the non-controlling interest. We do not expect the balance of the non-controlling interest to change from period to period unless there is an

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

adjustment to the fair value of inventory or property, plant and equipment, as may occur in a lower of cost or market or asset impairment scenario.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

18.	CONDENSED CONSOLIDATED SUBSIDIARY ISSUER AND PARENT AND SUBSIDIARY GUARANTOR FINANCIAL INFORMATION
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB Capital LLC, a domestic subsidiary in which we have a 100% ownership interest, and NBL are not guarantors of the senior secured credit facilities and, are not guarantors of the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the subsidiary guarantors. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries.
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
The accounting policies used in the preparation of the guarantor financial statements are consistent with those described in Note 1, “Accounting Policies” to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Consolidating entries and eliminations in the following condensed consolidated financial statements represent adjustments to (i) eliminate intercompany transactions between or among the Issuer, the Parent Guarantor, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (ii) eliminate investments in the Issuer and subsidiaries.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of June 30, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.3	17.7	2.7	3.8	—	24.5
Accounts receivable, net:
Trade	—	—	94.9	0.9	—	95.8
Affiliates	19.7	11.9	5.7	—	(37.3)	—
Inventories, net	—	—	170.9	24.4	—	195.3
Other current assets	3.0	—	16.5	12.7	—	32.2
Total current assets	23.0	29.6	290.7	41.8	(37.3)	347.8
Investments in affiliates	107.7	1,318.4	—	—	(1,426.1)	—
Advances due from affiliates	140.3	211.0	856.8	63.5	(1,271.6)	—
Property, plant and equipment, net	—	—	622.9	70.9	—	693.8
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	46.3	—	—	46.3
Other assets	—	4.8	50.6	33.7	—	89.1
Total assets	271.0	1,563.8	2,004.9	209.9	(2,735.0)	1,314.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	109.2	17.3	—	126.5
Affiliates	—	19.7	—	17.6	(37.3)	—
Accrued liabilities	—	2.1	48.1	24.7	—	74.9
Deferred tax liabilities	(0.2)	(3.3)	11.9	—	—	8.4
Current portion of long-term debt and lease financing	—	4.9	4.6	5.6	—	15.1
Total current liabilities	(0.2)	23.4	173.8	65.2	(37.3)	224.9
Long-term debt and lease financing, net	—	637.0	12.6	14.1	—	663.7
Pension and other post-retirement liabilities	—	—	187.4	7.8	—	195.2
Other long-term liabilities	—	—	35.3	9.2	—	44.5
Advances due to affiliates	199.6	778.7	288.2	5.1	(1,271.6)	—
Long-term deferred tax liabilities	29.1	17.0	91.3	0.4	—	137.8
Stockholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	245.4	352.1	1,122.3	83.7	(1,558.1)	245.4
Accumulated earnings (deficit)	(97.9)	(138.7)	195.3	22.7	(79.3)	(97.9)
Accumulated other comprehensive income (loss)	(105.7)	(105.7)	(101.3)	(4.3)	211.3	(105.7)
Total stockholders’ equity	42.5	107.7	1,216.3	102.1	(1,426.1)	42.5
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	42.5	107.7	1,216.3	108.1	(1,426.1)	48.5
Total liabilities and equity	271.0	1,563.8	2,004.9	209.9	(2,735.0)	1,314.6

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of December 31, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.5	7.1	3.3	9.6	—	20.5
Accounts receivable, net:
Trade	—	—	102.4	0.1	—	102.5
Affiliates	19.5	12.0	10.0	—	(41.5)	—
Inventories, net	—	—	168.2	28.5	—	196.7
Other current assets	4.2	—	11.4	11.8	—	27.4
Total current assets	24.2	19.1	295.3	50.0	(41.5)	347.1
Investments in affiliates	266.1	1,537.3	—	—	(1,803.4)	—
Advances due from affiliates	—	134.0	736.9	63.5	(934.4)	—
Property, plant and equipment, net	—	—	627.4	67.6	—	695.0
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	49.3	—	—	49.3
Other assets	—	5.8	51.6	31.7	—	89.1
Total assets	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	112.1	10.5	—	122.6
Affiliates	—	19.5	—	22.0	(41.5)	—
Accrued liabilities	—	2.3	35.2	21.6	—	59.1
Deferred tax liabilities	0.1	—	11.6	—	—	11.7
Current portion of long-term debt and lease financing	—	4.9	1.1	5.6	—	11.6
Total current liabilities	0.1	26.7	160.0	59.7	(41.5)	205.0
Long-term debt and lease financing, net	—	639.5	—	16.9	—	656.4
Pension and other post-retirement liabilities	—	—	187.9	7.5	—	195.4
Other long-term liabilities	—	—	35.9	10.0	—	45.9
Advances due to affiliates	197.3	737.2	—	—	(934.5)	—
Long-term deferred tax liabilities	26.8	26.7	89.3	0.4	0.1	143.3
Stockholders’ equity:
Common stock	0.7	—	—	—	—	0.7
Capital in excess of par value	243.6	352.1	1,199.7	83.8	(1,635.6)	243.6
Accumulated earnings (deficit)	(68.2)	24.0	330.8	32.9	(387.7)	(68.2)
Accumulated other comprehensive income (loss)	(110.0)	(110.0)	(105.5)	(4.4)	219.9	(110.0)
Total stockholders’ equity	66.1	266.1	1,425.0	112.3	(1,803.4)	66.1
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	66.1	266.1	1,425.0	118.3	(1,803.4)	72.1
Total liabilities and equity	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended June 30, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	322.2	30.7	(20.2)	332.7
Operating costs and expenses:
Cost of sales	—	—	310.0	33.7	(20.2)	323.5
Selling, general and administrative	1.0	0.2	18.4	6.9	—	26.5
Total operating costs and expenses	1.0	0.2	328.4	40.6	(20.2)	350.0
Operating loss	(1.0)	(0.2)	(6.2)	(9.9)	—	(17.3)
Other (income) expense:
Interest expense (income), net	(0.1)	12.8	—	0.5	—	13.2
Loss on hedging activities, net	—	—	2.9	—	—	2.9
Total other (income) expense, net	(0.1)	12.8	2.9	0.5	—	16.1
Loss before income taxes	(0.9)	(13.0)	(9.1)	(10.4)	—	(33.4)
Income tax (benefit) expense	(0.1)	(8.4)	0.5	—	—	(8.0)
Equity in net income (loss) of subsidiaries	(24.6)	(20.0)	—	—	44.6	—
Net income (loss)	(25.4)	(24.6)	(9.6)	(10.4)	44.6	(25.4)
Other comprehensive income (loss)	2.2	2.2	2.1	0.1	(4.4)	2.2
Total comprehensive income (loss)	(23.2)	(22.4)	(7.5)	(10.3)	40.2	(23.2)
NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended June 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	332.9	30.0	(17.0)	345.9
Operating costs and expenses:
Cost of sales	—	—	312.2	30.3	(17.1)	325.4
Selling, general and administrative	1.1	0.4	12.6	3.6	0.1	17.8
Total operating costs and expenses	1.1	0.4	324.8	33.9	(17.0)	343.2
Operating income (loss)	(1.1)	(0.4)	8.1	(3.9)	—	2.7
Other (income) expense:
Interest expense (income), net	(0.1)	12.2	0.1	0.4	—	12.6
Loss on hedging activities, net	—	—	0.1	—	—	0.1
Total other (income) expense, net	(0.1)	12.2	0.2	0.4	—	12.7
Income (loss) before income taxes	(1.0)	(12.6)	7.9	(4.3)	—	(10.0)
Income tax (benefit) expense	(0.4)	(4.5)	2.3	0.2	—	(2.4)
Equity in net income (loss) of subsidiaries	(7.0)	1.1	—	—	5.9	—
Net income (loss)	(7.6)	(7.0)	5.6	(4.5)	5.9	(7.6)
Other comprehensive income (loss)	0.5	0.5	0.4	—	(0.9)	0.5
Total comprehensive income (loss)	(7.1)	(6.5)	6.0	(4.5)	5.0	(7.1)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Six months ended June 30, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	656.1	62.0	(39.8)	678.3
Operating costs and expenses:
Cost of sales	—	—	613.2	62.1	(39.8)	635.5
Selling, general and administrative	2.2	0.3	35.5	10.8	—	48.8
Total operating costs and expenses	2.2	0.3	648.7	72.9	(39.8)	684.3
Operating income (loss)	(2.2)	(0.3)	7.4	(10.9)	—	(6.0)
Other (income) expense:
Interest expense (income), net	(0.2)	25.7	0.1	0.8	—	26.4
Loss on hedging activities, net	—	—	3.2	—	—	3.2
Total other (income) expense, net	(0.2)	25.7	3.3	0.8	—	29.6
Income (loss) before income taxes	(2.0)	(26.0)	4.1	(11.7)	—	(35.6)
Income tax (benefit) expense	0.5	(9.2)	1.2	—	—	(7.5)
Equity in net income (loss) of subsidiaries	(25.6)	(8.8)	—	—	34.4	—
Net income (loss)	(28.1)	(25.6)	2.9	(11.7)	34.4	(28.1)
Other comprehensive income (loss)	4.3	4.3	4.2	0.1	(8.6)	4.3
Total comprehensive income (loss)	(23.8)	(21.3)	7.1	(11.6)	25.8	(23.8)
NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Six months ended June 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	632.9	60.1	(35.5)	657.5
Operating costs and expenses:
Cost of sales	—	—	606.7	56.2	(35.5)	627.4
Selling, general and administrative	2.2	0.5	28.1	7.7	—	38.5
Total operating costs and expenses	2.2	0.5	634.8	63.9	(35.5)	665.9
Operating loss	(2.2)	(0.5)	(1.9)	(3.8)	—	(8.4)
Other (income) expense:
Interest expense (income), net	(0.2)	24.7	0.1	0.5	—	25.1
Loss on hedging activities, net	—	—	0.4	—	—	0.4
Total other (income) expense, net	(0.2)	24.7	0.5	0.5	—	25.5
Loss before income taxes	(2.0)	(25.2)	(2.4)	(4.3)	—	(33.9)
Income tax benefit	(0.2)	(8.5)	(0.8)	—	—	(9.5)
Equity in net income (loss) of subsidiaries	(22.6)	(5.9)	—	—	28.5	—
Net income (loss)	(24.4)	(22.6)	(1.6)	(4.3)	28.5	(24.4)
Other comprehensive income (loss)	1.6	1.6	1.7	—	(3.3)	1.6
Total comprehensive income (loss)	(22.8)	(21.0)	0.1	(4.3)	25.2	(22.8)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	—	17.3	22.7	(2.0)	—	38.0
INVESTING ACTIVITIES
Capital expenditures	—	—	(40.0)	(3.8)	—	(43.8)
Proceeds from sale of property, plant and equipment	—	—	1.0	—	—	1.0
Cash used in investing activities	—	—	(39.0)	(3.8)	—	(42.8)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	—	—	—	—	(0.2)
Dividends paid to stockholders	(1.4)	—	—	—	—	(1.4)
Repayments on revolving credit facility	—	(142.5)	—	—	—	(142.5)
Borrowings on revolving credit facility	—	142.5	—	—	—	142.5
Repayments of long-term debt and lease financing	—	(5.3)	(0.4)	—	—	(5.7)
Borrowings on long-term debt and lease financing	—	—	16.1	—	—	16.1
Distribution (to parent) from subsidiary	1.4	(1.4)	—	—	—	—
Cash provided by (used in) financing activities	(0.2)	(6.7)	15.7	—	—	8.8
Change in cash and cash equivalents	(0.2)	10.6	(0.6)	(5.8)	—	4.0
Cash and cash equivalents, beginning of period	0.5	7.1	3.3	9.6	—	20.5
Cash and cash equivalents, end of period	0.3	17.7	2.7	3.8	—	24.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	3.4	(43.7)	32.8	(9.7)	—	(17.2)
INVESTING ACTIVITIES
Capital expenditures	—	—	(28.8)	(2.3)	—	(31.1)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used in investing activities	—	—	(28.6)	(2.3)	—	(30.9)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(1.1)	—	—	—	—	(1.1)
Dividends paid to stockholders	(1.4)	—	—	—	—	(1.4)
Repayments of long-term debt and lease financing	—	(2.4)	—	—	—	(2.4)
Borrowings on long-term debt and lease financing	—	(8.8)	—	15.3	—	6.5
Repayments on revolving credit facility	—	(18.5)	—	—	—	(18.5)
Borrowings on revolving credit facility	—	18.5	—	—	—	18.5
Distribution (to parent) from subsidiary	1.9	(1.9)	—	—	—	—
Cash provided by (used in) financing activities	(0.6)	(13.1)	—	15.3	—	1.6
Change in cash and cash equivalents	2.8	(56.8)	4.2	3.3	—	(46.5)
Cash and cash equivalents, beginning of period	0.4	66.7	1.1	11.2	—	79.4
Cash and cash equivalents, end of period	3.2	9.9	5.3	14.5	—	32.9

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

19.     SUBSEQUENT EVENTS
On August 4, 2015, an explosion occurred at the casthouse on the site of our New Madrid smelter. While we preliminarily believe that the incident resulted from a molten metal explosion, we are continuing to investigate the cause. Promptly after the explosion, Noranda’s on-site emergency action team, joined by local emergency response units, secured the area and provided medical assistance. There were no serious injuries; however, a portion of the casthouse has suffered extensive damage. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we are redirecting the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. We are not yet able to estimate the financial impact of this incident, as we are continuing to assess the extent of the damage and the measures required to repair the facility and restore operations. However, we anticipate that a substantial portion of the loss resulting from the incident will be covered by our property and business interruption insurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as otherwise indicated in this report or as the context otherwise requires, (a) Noranda HoldCo refers only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, (b) Noranda AcquisitionCo refers only to Noranda Aluminum Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Noranda HoldCo, excluding its subsidiaries, and (c) “Noranda,” “the Company,” “we,” “our,” and “us” refers collectively to Noranda HoldCo and its subsidiaries on a consolidated basis. “AcquisitionCo Notes” refer to senior unsecured notes due 2019, issued by Noranda AcquisitionCo.
Overview and Recent Developments
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operation near St. Ann, Jamaica, which we refer to as “St. Ann” and alumina refinery in Gramercy, Louisiana, which we refer to as “Gramercy”. In 2014, New Madrid produced approximately 557 million pounds (253,000 metric tonnes) of primary aluminum, representing approximately 14.6% of total 2014 U.S. primary aluminum production, based on statistics from CRU International Limited. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Key second quarter 2015 metrics were as follows:

•
The average realized Midwest transaction price (the combination of the London Metal Exchange (“LME”) price and the Mid-west premium) (“MWTP”) shipped decreased to $0.95 in second quarter 2015 from $0.99 in second quarter 2014.

•
Integrated primary aluminum net cash cost (“Net Cash Cost”) was $0.87 per pound compared to $0.84 per pound in the second quarter of 2014. Net Cash Cost for the second quarter of 2015 includes $0.05 related to a bauxite production levy paid to the Government of Jamaica (“GOJ”) by our wholly-owned Jamaica subsidiary, Noranda Bauxite Limited (“NBL”), under an interim agreement, which is in effect until the earlier of December 31, 2015 or the delivery of an arbitration award in an arbitration proceeding relating to our dispute with the GOJ regarding the production levy. See Note 17, “Non-Controlling Interest” to the condensed consolidated financial statements included in this report for additional information. NBL makes production levy payments to the GOJ under the interim agreement at a rate that is higher than the rate in effect during 2014. However, the final production levy will be determined through the arbitration process, and the production levy payments under the interim agreement are subject to refund if the Company is successful in the arbitration.

•
Total segment profit was $19.4 million, compared to $30.4 million in the second quarter 2014. Second quarter 2015 includes $5.9 million related to the additional bauxite production levy discussed above.

The MWTP declined by approximately 20 cents per pound between the beginning of May and early June. The decline reflects reductions in both the LME price and the Midwest premium. We believe that higher Chinese exports and lower attractiveness of warehouse financing have been the key drivers behind the recent decline in the Midwest Premium. At the same time, a strong US dollar, weak oil prices, plus slowing Chinese growth has put downward pressure on the LME price. Both the LME aluminum price and the Midwest premium have stabilized since the beginning of June.
During the second quarter of 2015 we successfully managed cash and available liquidity amidst a volatile aluminum price environment. We also remained focused on our optimization strategy which is founded on achieving operational excellence and structurally reducing our costs, principally through our Cost Out, Reliability, and Effectiveness program (CORE). We advanced a cost-saving project to reconfigure our bauxite unloading infrastructure in Gramercy, which we expect to complete in December 2015. We made key organizational changes as part of the ongoing program to address people, process, and equipment needs at our facilities, particularly in our upstream business. Our Flat-Rolled Products business continued to demonstrate strong results, meeting steady customer demand by optimizing production while reducing costs.

On August 4, 2015, an explosion occurred at the casthouse on the site of our New Madrid smelter. While we preliminarily believe that the incident resulted from a molten metal explosion, we are continuing to investigate the cause. Promptly after the explosion, Noranda’s on-site emergency action team, joined by local emergency response units, secured the area and provided medical assistance. There were no serious injuries; however, a portion of the casthouse has suffered extensive damage. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we are redirecting the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. We are not yet able to estimate the financial impact of this incident, as we are continuing to assess the extent of the damage and the measures required to repair the facility and restore operations. However, we anticipate that a substantial portion of the loss resulting from the incident will be covered by our property and business interruption insurance.
We previously anticipated that our efforts to return the New Madrid smelter to full production would be completed in mid-third quarter. However, several factors have caused a delay in the timetable for resumption to full production. Among other things, reduction cell failures and rebuilds affected other aspects of the production process, requiring the reallocation of time and effort to stabilize the entire production process. In addition, the sharp drop in aluminum prices in May 2015 adversely affected the economics of ramping up production. Moreover, despite recently approved overall reductions in the electricity rate structure for New Madrid, we continue to be subject to a peak power component that became effective on June 1, 2015. As a result, we are focusing on achieving operating stability, while gradually increasing production, through the end of 2015. Currently, New Madrid is running at approximately 85% of capacity.
The Company completed a port expansion project in Jamaica during the first quarter of 2015. The project increased the depth and breadth of the port, which, beginning in April 2015, enabled Noranda to load approximately 10-15% more bauxite onto existing vessels. As a result, we expect to reduce shipping costs in the Bauxite and Alumina segments by more than $5 million per year. Although we believe the feasibility of our investment in the port expansion project is supported by the anticipated savings in shipping costs, the project also provides the opportunity to increase our third party bauxite volume, subject to demand at a sufficient price and approval by the GOJ.
On June 9, 2015, NBL entered into an interim agreement with the GOJ related to the dispute regarding the production levy. The interim agreement addresses payments of the production levy to the GOJ until the earlier of December 31, 2015 or the date on which an arbitration award is delivered in the pending arbitration proceeding related to the production levy. Under the terms of the interim agreement, NBL provides US $5.00 per DMT (US $3.75 per DMT in cash and US $1.25 of irrevocable letters of credit) as an interim levy on all bauxite it exports from Jamaica. NBL paid $6.8 million in cash and provided $2.5 million in letters of credit during the second quarter of 2015 pursuant to the interim agreement, in payment of its interim production levy obligations for the first and second quarters of 2015. The production levy payment rate under the interim agreement exceeds the rate in effect during 2014, and we estimate that payments under the interim agreement during the third and fourth quarters of 2015 through the earlier of December 31, 2015 or the date on which an arbitration award is delivered will continue to increase cost of sales, as compared to corresponding quarters in the prior year, at the rate of approximately $3.0 million per quarter. However, the final production levy will be determined through the arbitration process, and production levy payments under the interim agreement are subject to refund if NBL is successful in the arbitration.
On April 29, 2015 the Missouri Public Service Commission (the “PSC”) approved a reduced electricity rate structure for the Company’s aluminum smelter in New Madrid, Missouri. At full production, the new structure is expected to reduce New Madrid’s annual power cost by approximately $17 to $25 million or $0.03 to $0.04 per pound of primary aluminum sold. The lower rate structure became effective on June 1, 2015 and will remain effective for at least three years. The PSC’s ruling requires Noranda to meet certain ongoing conditions including (i) maintaining employment levels at the New Madrid smelter at a daily average of 850 full-time equivalent personnel; (ii) investing an annual inflation-adjusted $35 million in capital expenditures as defined by U.S. GAAP at the New Madrid smelter; and (iii) not paying special dividends. If the PSC determines that Noranda has materially violated the conditions, rates at the smelter would revert to previous rate structure on a prospective basis. In June 2015, Union Electric Company d/b/a Ameren Missouri (“Ameren Missouri”), the utility that currently provides electric service to the New Madrid smelter, filed a notice of appeal to the PSC’s ruling with the Missouri Court of Appeals, Western District, reserving the right to appeal various items in the ruling including the reduction to Noranda’s electric rates.
On May 27, 2015, the Company received a notice of termination from Ameren Missouri, advising that, effective June 1, 2020, Ameren Missouri is terminating the December 14, 2004 Agreement between Ameren Missouri and the Company (the “Agreement”). The Company has not yet determined the course of action it will pursue in response to Ameren Missouri’s notice of termination. However, the Company believes that, even if the Agreement terminates in 2020, Ameren Missouri maintains a legal obligation to supply electricity to the New Madrid smelter, at rates approved by the PSC, under a Certificate of Convenience and Necessity issued by the PSC in 2005 (the “Certificate”). The Certificate expanded Ameren Missouri’s service area to encompass the New Madrid smelter. Ameren Missouri may not remove the New Madrid smelter from its service area without the express approval of the PSC. Moreover, during the five years that the Agreement will remain in effect prior to its termination, the Company may seek to negotiate a new agreement with Ameren Missouri. Alternatively, and as permitted by Section 91.026 of the Missouri Revised Statutes, the Company may seek to enter into an agreement with another provider of electric power, wherever located, to purchase electricity for its operations.
On June 22, 2015, the Company received another notice from Ameren Missouri, requesting an additional $19.5 million security deposit as collateral for future invoices. The Company believes that the request for an additional deposit is not in accordance with its electric service agreement with Ameren Missouri nor in accordance with the PSC’s order establishing the reduced electricity rate structure for the Company. The Company has not yet determined the course of action it will pursue in response to Ameren Missouri’s notice, but it is currently in discussions with Ameren Missouri in an effort to reach a resolution.
Forward-looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the anticipated completion date of our bauxite unloading infrastructure in Gramercy, anticipated reductions in shipping costs as a result of our port expansion project in Jamaica, the timing of our efforts to achieve operating stability at New Madrid, our expectation that a substantial portion of the loss resulting from the explosion and fire at the casthouse on the site of our New Madrid smelter will be covered by our property and business interruption insurance, our estimate of the rate of production levy payments under the interim agreement with the GOJ during the third and fourth quarters of 2015, our belief that cash flow from operations, available cash and borrowings will be adequate to meet our short-term liquidity needs, and our anticipated costs, remaining expenditures and commencement of production with respect to our new rod mill in New Madrid. Forward-looking statements are statements about future, not past, events and involve certain important risks and uncertainties, any of which could cause the Company’s actual results to differ materially from those expressed in forward-looking statements, including, without limitation: the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in earnings and cash flows; a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of the Company’s products; fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products; unanticipated difficulties in reconfiguring our bauxite unloading infrastructure in Gramercy, our inability to address production issues at New Madrid in accordance with our expectations; unanticipated limitations on insurance coverage with respect to the incident at New Madrid; the inability of our optimization strategy to achieve anticipated cost savings and operational improvements; delays in implementation of cost-saving projects; the effects of competition in Noranda’s business lines; Noranda’s ability to retain customers, a substantial number of which do not have long-term contractual arrangements with the Company; failure to maintain a competitive and sustainable power rate at the smelter in Missouri, with consequent risk of smelter closure; the ability to fulfill the business’s substantial capital investment needs; labor relations (i.e. disruptions, strikes or work stoppages) and labor costs; unexpected issues arising in connection with Noranda’s operations outside of the United States; the ability to retain key management personnel; and Noranda’s expectations with respect to its acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are also disclosed herein under Part II, Item 1A “Risk Factors,” and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014. All forward-looking information in this report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Critical Accounting Policies and Estimates
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these financial statements requires management to make significant judgments and estimates. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1, “Accounting Policies” in our consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K, as filed February 27, 2015, for a discussion of our critical accounting policies and estimates. The following discussion provides updated information regarding goodwill impairment and inventory valuation.
Goodwill Impairment
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. Accounting standards allow companies to annually perform an initial qualitative assessment to determine if a triggering event has occurred. We elected to continue to evaluate goodwill and other indefinite-lived intangible assets annually for impairment using a two-step process, which is based on a quantitative assessment.
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
The carrying value of our Primary segment’s goodwill was $137.6 million at June 30, 2015. As of October 1, 2014, the date of our last annual goodwill impairment test, the fair value of the Primary segment exceeded its carrying value by approximately 33%. Our 2014 fair value analysis included assumptions about key factors affecting the Primary segment’s future profitability and cash flows, including the long-term price for primary aluminum.
On a quarterly basis, we continue to monitor our Primary segment’s expected future cash flows for risk of impairment. Factors that could cause a decline in expected future cash flows include a further decline in expected aluminum prices without corresponding decreases in expected prices for production costs, such as electricity; significant increases in production costs; potential negative effects of proposed legislation related to sulfur dioxide (“SO2”) emissions, or a significant increase in cash flow discount rates. Additionally, a sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk. Based on our evaluation of the above factors during our quarterly qualitative analysis, which entails an assessment of both negative and positive evidence, we may be required to perform interim goodwill impairment testing. We concluded that it is more likely than not that the fair value related to Primary’s goodwill is more than its carrying amount as of June 30, 2015; therefore no interim impairment testing was necessary to be performed as of June 30, 2015.
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
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the six months ended June 30, 2015, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Decrease in pre-tax income ($ in millions)
Primary segment:
Carbon-based products	10% increase in price	(1.5)
Alumina	$0.10 increase in LME per pound	(3.2)
Flat-Rolled segment:
Metal	$0.10 increase in LME per pound	(4.9)
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements included in this report.
Results of Operations
To aid the reader in understanding the results of operations of each reported period and financial condition a the end of each reported period, we have provided the following discussion. You should read the following discussion together with the unaudited condensed consolidated financial statements and related notes included in this report.

Results of Operations
The following table sets forth certain unaudited condensed consolidated financial information for the three and six months ended June 30, 2015 and 2014 (in millions, except per share data and where noted):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statements of operations data:
Sales	$332.7	$345.9	$678.3	$657.5
Operating costs and expenses:
Cost of sales	323.5	325.4	635.5	627.4
Selling, general and administrative	26.5	17.8	48.8	38.5
Total operating costs and expenses	350.0	343.2	684.3	665.9
Operating income (loss)	(17.3)	2.7	(6.0)	(8.4)
Other expense:
Interest expense, net	13.2	12.6	26.4	25.1
Loss on derivatives	2.9	0.1	3.2	0.4
Total other expense, net	16.1	12.7	29.6	25.5
Loss before income taxes	(33.4)	(10.0)	(35.6)	(33.9)
Income tax benefit	(8.0)	(2.4)	(7.5)	(9.5)
Net loss	$(25.4)	$(7.6)	$(28.1)	$(24.4)
Net loss per common share:
Basic	$(0.37)	$(0.11)	$(0.41)	$(0.36)
Diluted	$(0.37)	$(0.11)	$(0.41)	$(0.36)
Weighted-average common shares outstanding:
Basic (shares, in millions)	69.41	68.75	69.19	68.49
Diluted (shares, in millions)	69.41	68.75	69.19	68.49
Cash dividends declared per common share	$0.01	$0.01	$0.02	$0.02
External sales by segment:
Bauxite	$10.6	$12.9	$22.3	$24.6
Alumina	52.3	47.3	107.3	93.1
Primary	116.8	135.6	247.7	256.4
Flat-Rolled	153.0	150.1	301.0	283.4
Total	$332.7	$345.9	$678.3	$657.5
Segment profit (loss):
Bauxite	$(3.1)	$(1.3)	$(1.0)	$1.2
Alumina	8.4	(3.2)	12.1	(15.1)
Primary	3.8	25.1	26.9	43.5
Flat-Rolled	16.4	15.1	29.1	26.0
Corporate	(7.0)	(6.2)	(14.8)	(14.0)
Eliminations	0.9	0.9	1.0	(0.5)
Total	$19.4	$30.4	$53.3	$41.1
Financial and other data:
Average realized Midwest transaction price (per pound)	$0.95	$0.99	$1.00	$0.97
Net Cash Cost (per pound shipped)	$0.87	$0.84	$0.85	$0.87
Shipments:
External shipments:
Bauxite (kMts)	486.0	600.3	998.8	1,121.0
Alumina (kMts)	164.7	153.2	335.9	303.8
Primary (pounds, in millions)	107.8	121.4	217.2	233.1
Flat-Rolled (pounds, in millions)	101.6	101.9	194.9	194.3
Intersegment shipments:
Bauxite (kMts)	699.0	658.0	1,425.1	1,280.7
Alumina (kMts)	128.5	121.5	233.3	248.8
Primary (pounds, in millions)	20.5	21.8	42.2	52.0

Discussion of consolidated operating results for the three months ended June 30, 2015 compared to the three months ended June 30, 2014
Sales
Sales for the three months ended June 30, 2015 were $332.7 million compared to $345.9 million in the three months ended June 30, 2014, a decrease of 3.8%. Substantially all of this decrease was due to lower external shipments at Primary as a result of the production instabilities discussed above under “Overview” and “Recent Developments.” Improved external shipments by Alumina substantially offset lower realized MWTP at Primary.
Sales to external customers from our Primary segment decreased to $116.8 million in the three months ended June 30, 2015 from $135.6 million in the three months ended June 30, 2014, driven primarily by lower external shipments, which decreased sales by $15.2 million, and lower realized MWTP.

•	Our average realized MWTP for the three months ended June 30, 2015 was $0.95 per pound, compared to $0.99 per pound in the three months ended June 30, 2014.
Sales to external customers from our Alumina segment in the three months ended June 30, 2015 increased to $52.3 million from $47.3 million in the three months ended June 30, 2014, driven primarily by higher volumes, which increased external sales by $3.6 million, and higher sales prices accounting for the remaining increase.
Sales to external customers from our Bauxite segment in the three months ended June 30, 2015 decreased to $10.6 million from $12.9 million in the three months ended June 30, 2014, driven primarily by a 19.0% decrease in external shipment volumes, resulting in a $2.5 million external sales decrease.
Sales to our external customers in our Flat-Rolled segment increased to $153.0 million during the three months ended June 30, 2015 from $150.1 million in the three months ended June 30, 2014, driven primarily by higher sales prices.
Cost of sales
Cost of sales for the three months ended June 30, 2015 was $323.5 million compared to $325.4 million in the three months ended June 30, 2014.
Total cost of sales in Primary increased to $141.9 million for second quarter 2015 from $139.3 million for second quarter 2014. The increase primarily related to the negative impact of higher usage rates resulting from operating the smelter below capacity due to the production instabilities discussed above under “Overview” and “Recent Developments.”
Total cost of sales in the Alumina segment was $79.9 million for second quarter 2015 compared to $85.5 million for second quarter 2014. The decrease in cost of sales was primarily due to favorable natural gas prices.
Total cost of sales in the Bauxite segment was $33.7 million for second quarter 2015 compared to $30.3 million for second quarter 2014. The increase in cost of sales was primarily a result of the additional production levy of $5.9 million, partially offset by lower fuel costs of $2.5 million.
Flat-Rolled cost of sales increased to $139.7 million for second quarter 2015 from $138.2 million for second quarter 2014. The increase related primarily to unfavorable metal timing, partially offset by favorable natural gas prices and productivity savings.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended June 30, 2015 increased to $26.5 million from $17.8 million in the three months ended June 30, 2014, primarily due to higher benefit and severance costs of $5.4 million and increased legal and other professional fees of $1.5 million and the $1.0 million benefit in the second quarter of 2014 from receipt of payment related to grant of easement rights for pass through of natural gas lines at our Alumina facility.
Operating loss (income)
Operating loss for the three months ended June 30, 2015 was $17.3 million compared to operating income of $2.7 million in the three months ended June 30, 2014. The decrease in operating income primarily resulted from lower external shipments at Primary and higher selling, general and administrative expenses.
Interest expense, net
Interest expense in the three months ended June 30, 2015 was $13.2 million compared to $12.6 million in the three months ended June 30, 2014. The increase in interest expense results primarily from interest on asset based lending (“ABL”) utilization in the second quarter 2015. Our average outstanding indebtedness increased to $683.3 million in second quarter 2015 from $670.6 million in second quarter 2014.

Loss on hedging activities, net
Loss on hedging activities was $2.9 million in the three months ended June 30, 2015 compared to a loss of $0.1 million in the three months ended June 30, 2014. The increase in loss on hedging activities primarily results from the decrease in Midwest premium prices.
Loss before income taxes
Loss before income taxes was $33.4 million in the three months ended June 30, 2015, compared to loss before income taxes of $10.0 million in the three months ended June 30, 2014. The special items outlined below impacted the comparability of our pre-tax income for the three months ended June 30, 2015 and 2014 as follows (in millions):

	Three months ended June 30,
	2015	2014
	$	$
	Increase (decrease) to net income
Special items:
Gain (loss) on hedging activities: (1)
GAAP mark-to-market loss	(2.9)	(0.1)
Cash settlements received (paid)	(4.2)	1.2
Amount treated as special item	1.3	(1.3)
Other termination expenses	(4.4)	—
Non-recurring consulting fees	(1.3)	(0.1)
Other, net	0.2	(0.1)
Total special items (pre-tax)	(4.2)	(1.5)

(1)	Prior periods have been recalculated to conform to the current period calculation of the special items impact of gain (loss) on hedging activities.
Income tax expense (benefit)
Income tax benefit was $8.0 million in the three months ended June 30, 2015, compared to income tax benefit of $2.4 million in the three months ended June 30, 2014.
Our effective income tax rate was approximately 24.0% for the three months ended June 30, 2015 and 24.0% for the three months ended June 30, 2014. The effective income tax rate for the three months ended June 30, 2015 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, a foreign deferred tax asset valuation allowance, and a stock-based compensation shortfall. The effective income tax rate for the three months ended June 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
The effective income tax rate for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 includes recognition of $0.5 million of income tax expense resulting from a stock-based compensation shortfall for the three months ended June 30, 2015.
Net loss
Net loss was $25.4 million in the three months ended June 30, 2015, compared to net loss of $7.6 million in the three months ended June 30, 2014. The $17.8 million increase in net loss resulted from a $20.0 million decrease in operating income, $2.8 million increase in loss on derivatives, and a $0.6 million increase in interest, partially offset by a $5.6 million increase in income tax benefit.
Discussion of quarterly segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the three months ended June 30, 2015 were $30.8 million, compared to $30.0 million for the three months ended June 30, 2014. Higher realized pricing increased sales by $2.5 million while lower shipment volume partially offset this sales increase by $1.7 million.
Segment loss in the three months ended June 30, 2015 was $3.1 million compared to $1.3 million in the three months ended June 30, 2014. Bauxite results reflect the additional bauxite production levy of $5.9 million partially offset by lower fuel costs of $2.5 million, currency benefit of $0.9 million and lower demurrage fees.

Alumina
Alumina segment sales, including intersegment sales, for the three months ended June 30, 2015 were $84.8 million compared to $77.8 million for the three months ended June 30, 2014. Of this increase, $5.2 million resulted from higher volume, and the remaining increase resulted from higher selling prices.
Segment profit in the three months ended June 30, 2015 was $8.4 million compared to a loss of $3.2 million in the three months ended June 30, 2014. Alumina results reflect the favorable $7.8 million benefit from lower natural gas prices and lower operating costs at the refinery.
Primary
Primary sales, including intersegment sales, decreased to $135.4 million in the three months ended June 30, 2015 from $155.9 million in the three months ended June 30, 2014.

•
Shipments decreased 10.4% driven by the lower production volume in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, which decreased Primary sales by $16.2 million. The remaining decrease is related to the average realized MWTP decrease of 4.0% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Segment profit in the three months ended June 30, 2015 was $3.8 million compared to $25.1 million in the three months ended June 30, 2014. The decline in Primary results is primarily due to the negative impact of $10.3 million in higher costs associated with operating the smelter below capacity as a result of the production instabilities discussed above under “Overview” and “Recent Developments,” $6.0 million in lower MWTP and $2.0 million in lower external shipments.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $153.0 million in the three months ended June 30, 2015 compared to $150.1 million in the three months ended June 30, 2014. The sales increase was the result of higher pricing of $3.3 million, partially offset by $0.4 million as a result of lower volume.
Segment profit in three months ended June 30, 2015 was $16.4 million compared to $15.1 million in the three months ended June 30, 2014. Flat-Rolled results improved primarily due to a $1.1 million decrease resulting from lower natural gas prices. The $2.9 million sales increase was slightly more than offset by the unfavorable metal timing of $3.1 million.
Corporate
Corporate expenses were $7.0 million in the three months ended June 30, 2015 compared to $6.2 million in the three months ended June 30, 2014. The increase is primarily due to accrual-related employee benefits costs.
Discussion of consolidated operating results for the six months ended June 30, 2015 compared to the six months ended June 30, 2014
Sales
Sales for the six months ended June 30, 2015 were $678.3 million compared to $657.5 million in the six months ended June 30, 2014, an increase of 3.2%. Higher average Midwest transaction prices accounted for a $30.3 million increase in sales, and increased external shipments at Alumina accounted for an additional $9.8 million increase in sales, partially offset by lower external shipments at Primary that resulted in a $17.5 million decrease in sales.
Sales to external customers from our Primary segment decreased to $247.7 million in the six months ended June 30, 2015 from $256.4 million in the six months ended June 30, 2014, driven primarily by lower external shipments accounting for a $17.5 million decrease in sales, partially offset by higher realized MWTP.

•	Our average realized MWTP for the six months ended June 30, 2015 was $1.00 per pound, compared to $0.97 per pound in the six months ended June 30, 2014.
Sales to external customers from our Alumina segment in the six months ended June 30, 2015 were $107.3 million compared to $93.1 million in the six months ended June 30, 2014. Higher volumes and sales prices increased external sales by $9.8 million and $4.4 million, respectively.
Sales to external customers from our Bauxite segment in the six months ended June 30, 2015 were $22.3 million compared to $24.6 million in the six months ended June 30, 2014. External shipment volumes were lower by 10.9%, resulting in a $2.7 million external sales decrease, offset by higher external sales prices which increased sales by $0.4 million.
Sales to our external customers in our Flat-Rolled segment were $301.0 million during the six months ended June 30, 2015 compared to $283.4 million in the six months ended June 30, 2014. Higher volumes and sales prices increased external sales by $0.9 million and $16.7 million, respectively.

Cost of sales
Cost of sales for the six months ended June 30, 2015 was $635.5 million compared to $627.4 million in the six months ended June 30, 2014.
Total cost of sales in Primary increased to $278.3 million for six months ended June 30, 2015 from $277.0 million for six months ended June 30, 2014. The increase primarily related to the negative impact of higher usage rates from operating the smelter below capacity as a result of the production instabilities discussed above under “Overview” and “Recent Developments.” This increase was partially offset by the smelter not incurring costs associated with extreme weather conditions in first quarter 2015; adverse weather conditions resulted in additional segment expense of $1.9 million in the first quarter of 2014.
Total cost of sales in the Alumina segment was $161.8 million for six months ended June 30, 2015 compared to $177.9 million for six months ended June 30, 2014. The decrease in cost of sales was primarily due to favorable natural gas prices and lower operating costs at the refinery in the second quarter of 2015. In addition, costs of sales for the six months ended June 30, 2014 reflected costs associated with extreme weather conditions in the first quarter of 2014.
Total cost of sales in the Bauxite segment was $62.1 million for six months ended June 30, 2015 compared to $56.2 million for six months ended June 30, 2014. The increase in cost of sales was primarily a result of the $5.9 million additional bauxite production levy.
Flat-Rolled cost of sales increased to $273.5 million for six months ended June 30, 2015 from $262.7 million for six months ended June 30, 2014. The increase related principally to higher volume and unfavorable metal timing, partially offset by favorable natural gas prices and productivity savings.
Selling, general and administrative expenses
Selling, general and administrative expenses in the six months ended June 30, 2015 were $48.8 million, compared to $38.5 million in the six months ended June 30, 2014. As noted above, in the second quarter of 2015, selling, general and administrative expenses increased primarily due to higher benefit and severance costs and increased legal and other professional fees. In addition, selling, general and administrative expenses in the six months ended June 30, 2014 reflected the $1.0 million benefit from receipt of payments related to our grant of easement rights for the pass through of natural gas lines at our Alumina facility.
Operating income (loss)
Operating loss for the six months ended June 30, 2015 was $6.0 million compared to operating loss of $8.4 million in the six months ended June 30, 2014. The decrease in operating loss primarily resulted from the impact of more normal weather conditions in the first quarter 2015 and higher average MWTP prices, partially offset by lower external shipments at Primary and higher selling, general and administrative expenses.
Interest expense, net
Interest expense in the six months ended June 30, 2015 was $26.4 million compared to $25.1 million in the six months ended June 30, 2014. The increase in interest expense results primarily from interest on ABL utilization and project specific financing in the first half of 2015. Our average outstanding indebtedness increased to $686.0 million during the six months ended June 30, 2014 from $667.4 million in the six months ended June 30, 2014.
Loss on hedging activities, net
Loss on hedging activities was $3.2 million in the six months ended June 30, 2015 compared to a loss on hedging activities of $0.4 million in the six months ended June 30, 2014. The increase in loss on hedging activities primarily results from the decrease in Midwest premium prices.
Loss before income taxes
Loss before income taxes was $35.6 million in the six months ended June 30, 2015, compared to loss before income taxes of $33.9 million in the six months ended June 30, 2014. The special items outlined below impacted the comparability of our pre-tax income for the six months ended June 30, 2015 and 2014 as follows (in millions):

	Six months ended June 30,
	2015	2014
	$	$
	Increase (decrease) to net income
Special items:
Gain (loss) on hedging activities: (1)
GAAP mark-to-market loss	(3.2)	(0.4)
Cash settlements received (paid)	(5.6)	0.3
Amount treated as special item	2.4	(0.7)
Other termination expenses	(4.6)	0.5
Non-recurring consulting fees	(1.6)	(0.3)
Non-recurring employee benefits	(0.7)	—
Other, net	0.1	(0.2)
Total special items (pre-tax)	(4.4)	(0.7)

(1)	Prior periods have been recalculated to conform to the current period calculation of the special items impact of gain (loss) on hedging activities.
Income tax expense (benefit)
Income tax benefit was $7.5 million in the six months ended June 30, 2015, compared to income tax benefit of $9.5 million in the six months ended June 30, 2014.
Our effective income tax rate was approximately 21.1% for the six months ended June 30, 2015 and 28.0% for the six months ended June 30, 2014 three months ended June 30, 2014. The effective income tax rate for the six months ended June 30, 2015 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, a foreign deferred tax asset valuation allowance, release of unrecognized tax benefits, and a stock-based compensation shortfall. The effective income tax rate for the six months ended June 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
The decrease in the effective income tax rate for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to our recognition of $1.2 million of income tax expense resulting from a stock-based compensation shortfall for the six months ended June 30, 2015.
Net loss
Net loss was $28.1 million in the six months ended June 30, 2015, compared to net loss of $24.4 million in the six months ended June 30, 2014. The higher net loss resulted from $4.1 million higher other expenses and a $2.0 million decrease in income tax benefit, partially offset by a $2.4 million decrease in operating loss.
Discussion of year-to-date segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the six months ended June 30, 2015 were $62.1 million, compared to $60.1 million for the six months ended June 30, 2014. Higher realized pricing increased sales by $1.4 million and higher shipment volume increased sales by $0.6 million.
Segment loss in the six months ended June 30, 2015 was $1.0 million compared to $1.2 million profit in the six months ended June 30, 2014. The decrease in segment performance was driven by the additional $5.9 million production levy, partially offset by lower fuel prices.
Alumina
Alumina segment sales, including intersegment sales, for the six months ended June 30, 2015 were $167.2 million compared to $155.0 million for the six months ended June 30, 2014. This increase was primarily related to higher external shipment volumes, which increased sales by $9.8 million, and higher sales prices on external shipments, which increased sales by $4.4 million, partially offset by the lower internal sales to our New Madrid smelter.
Segment profit in the six months ended June 30, 2015 was $12.1 million compared to segment loss of $15.1 million in the six months ended June 30, 2014. Higher Alumina segment profit reflects the $15.4 million impact of a reduction in natural gas prices, while first quarter 2014 segment profit was adversely affected by the impact of extreme weather conditions.
Primary Aluminum
Primary Aluminum segment sales, including intersegment sales, decreased to $288.3 million in the six months ended June 30, 2015 from $305.4 million in the six months ended June 30, 2014.

•	The average realized MWTP increased 3.1% in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

•	Lower shipments decreased sales by $27.5 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Segment profit in the six months ended June 30, 2015 was $26.9 million compared to $43.5 million in the six months ended June 30, 2014. This decrease is primarily due to the negative impact of higher costs associated with operating the smelter below capacity as a result of the production instabilities discussed above under “Overview” and “Recent Developments.”
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $301.0 million in the six months ended June 30, 2015 compared to $283.4 million in the six months ended June 30, 2014. Of the sales increase, $16.7 million was the result of higher pricing and $0.9 million resulted from higher volume.
Segment profit in six months ended June 30, 2015 was $29.1 million compared to $26.0 million in the six months ended June 30, 2014. Segment profit increased primarily due to $2.2 million in lower natural gas costs, as well as productivity savings.
Corporate
Corporate expenses were $0.8 million higher in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, due primarily to accrual-related employee benefit costs.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities, available borrowings under our asset-based revolving credit facility and project specific financing arrangements.
As of June 30, 2015, available borrowing capacity under the Company’s asset-based revolving credit facility was $134.6 million, which is net of $43.6 million in outstanding letters of credit. The Company’s total available liquidity as of June 30, 2015 was $159.1 million, a $6.3 million decrease in total liquidity from March 31, 2015. There were no outstanding borrowings under the Company’s asset-based revolving credit facility as of June 30, 2015.
In addition to financing the working capital needs of our business, our primary continuing liquidity requirements are to (i) fund capital expenditures, (ii) meet debt service obligations and (iii) meet pension funding requirements. Based on our current level of operations, we believe that cash flow from operations, available cash and borrowings will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on or refinance our indebtedness, or fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. On June 18, 2015, the Board suspended dividend payments.
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Six months ended June 30,
	2015	2014
	$	$
Cash provided by (used in) operating activities	38.0	(17.2)
Net cash used in investing activities	(42.8)	(30.9)
Cash provided by financing activities	8.8	1.6
Change in cash and cash equivalents	4.0	(46.5)
Operating activities
Operating activities provided $38.0 million of cash in the six months ended June 30, 2015 compared to $17.2 million used in the six months ended June 30, 2014. In the six months ended June 30, 2015, we produced $53.3 million of segment profit. As summarized in the table below, the variability in operating cash flow is driven primarily by different levels of segment profit and seasonal working capital changes in each period (in millions):

	Six months ended June 30,
	2015	2014
	$	$
Segment profit	$53.3	$41.1
Prepaid expenses and other	0.8	(12.9)
Interest paid	(25.6)	(24.8)
Taxes paid	(2.7)	(1.2)
Operating working capital (deficit)	12.2	(19.4)
Cash provided by (used in) operating activities	$38.0	$(17.2)
Investing activities
Capital expenditures were $43.8 million in the six months ended June 30, 2015 and $31.1 million in the six months ended June 30, 2014. The increase in capital expenditures reflects an increase in capital spending at Primary in an effort to return the smelter back to operating capacity following the unusually high concentration of reduction cell failures that began in late 2014.
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $4.1 million both for the six months ended June 30, 2015 and 2014, respectively, and are not reflected as capital expenditures in the unaudited condensed consolidated statements of cash flows.
We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations.
Financing activities
During the six months ended June 30, 2015, our financing cash flows reflected our quarterly Term B Loan and project specific financing repayments of $2.4 million and $2.8 million, respectively, and dividend payments to stockholders totaling $1.4 million. On June 18, 2015 the Board of Directors suspended the quarterly dividend.
During the second quarter of 2015, we entered into a lease agreement for $14.8 million with a third party to finance certain equipment at the new rod mill in New Madrid. The Company expects the new rod mill to cost approximately $55 million, of which approximately $15 million represents anticipated future expenditures. The Company expects production at the rod mill to begin during the second quarter of 2016.

Adjusted EBITDA
“Adjusted EBITDA”, referred to as “EBITDA” in the Company’s debt agreements, is relevant to several material covenants in the debt agreements addressing our ability to enter into specified transactions and incur additional indebtedness. The Company’s debt agreements do not require it to achieve any specified level of Adjusted EBITDA, or ratio of Adjusted EBITDA to any other financial metric, in order to avoid a default (subject, in the case of the senior secured revolving credit facility, to its maintaining minimum availability thereunder). As used herein, Adjusted EBITDA means net income before income taxes, net interest expense, depreciation and amortization, adjusted to eliminate certain non-cash expenses and other specified items of income or expense as outlined below (in millions):

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
	$	$	$	$	$	$
Adjusted EBITDA	19.4	30.4	53.3	41.1	139.5	127.3
Last in, first out and lower of cost or market inventory adjustments (a)	(5.9)	(1.2)	(1.1)	(1.0)	(5.0)	(4.9)
Gain (loss) on disposal of assets	0.6	(0.2)	0.5	(0.1)	0.2	(0.4)
Non-cash pension, accretion and stock compensation	(4.7)	(1.9)	(9.1)	(4.7)	(14.0)	(9.6)
Restructuring, relocation and severance	(4.4)	—	(4.6)	0.4	(6.3)	(1.3)
Consulting fees	(1.3)	(0.1)	(1.6)	(0.3)	(2.0)	(0.7)
Non-cash derivative gains (losses)(b)	1.3	(1.3)	2.4	(0.7)	2.8	(0.3)
Other, net	(1.7)	(0.8)	(2.5)	0.5	(1.9)	1.1
Depreciation and amortization	(23.5)	(22.3)	(46.5)	(44.0)	(92.0)	(89.5)
Interest expense, net	(13.2)	(12.6)	(26.4)	(25.1)	(51.7)	(50.4)
Income tax benefit	8.0	2.4	7.5	9.5	0.1	2.1
Net loss	(25.4)	(7.6)	(28.1)	(24.4)	(30.3)	(26.6)

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
	2015	2014	2015	2014	June 30, 2015	June 30, 2014
	$	$	$	$	$	$
Variable-price aluminum offset swaps and other	4.2	(1.2)	5.6	(0.3)	1.0	5.1
Total	4.2	(1.2)	5.6	(0.3)	1.0	5.1
Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and may not be comparable to similarly titled measures used by other companies in the Company’s industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), income (loss) from continuing operations, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP. For example, Adjusted EBITDA excludes certain tax payments that may represent a reduction in cash available to the Company; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, the Company’s working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on the Company’s indebtedness. Adjusted EBITDA also includes incremental stand-alone costs and eliminates the effect of non-cash hedging gains and losses, and certain other non-cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider the Company’s Adjusted EBITDA as an alternative to operating income or net income determined in accordance with U.S. GAAP, as an indicator of the Company’s operating performance, an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of the Company’s cash flows or as a measure of liquidity.

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
	$	$	$	$	$	$
Adjusted EBITDA	19.4	30.4	53.3	41.1	139.5	127.3
Share-based compensation expense	0.8	0.9	1.6	1.6	3.4	3.4
Changes in other assets	(1.4)	(2.5)	(2.4)	(4.1)	(8.7)	(10.4)
Changes in pension, other post-retirement liabilities and other long-term liabilities	2.3	(1.7)	5.0	(1.0)	3.6	(2.4)
Changes in current operating assets and liabilities	16.2	(5.1)	24.5	(14.9)	20.8	(18.6)
Changes in current income taxes	(5.5)	(3.8)	(3.6)	(11.0)	(2.1)	(9.5)
Changes in accrued interest	(12.5)	(12.0)	(25.0)	(23.8)	(48.9)	(47.7)
Non-cash pension, accretion and stock compensation	(4.7)	(1.9)	(9.1)	(4.7)	(14.0)	(9.6)
Restructuring, relocation and severance	(4.4)	—	(4.6)	0.4	(6.3)	(1.3)
Consulting and sponsor fees	(1.3)	(0.1)	(1.6)	(0.3)	(2.0)	(0.7)
Other, net	(0.4)	(1.9)	(0.1)	(0.5)	0.5	0.1
Cash provided by (used in) operating activities	8.5	2.3	38.0	(17.2)	85.8	30.6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
See the description of a pending arbitration proceeding relating to a dispute between Noranda Bauxite Limited (“NBL”) and the Government of Jamaica (“GOJ”) regarding the amount of the production levy payable by NBL to the GOJ in Note 17, “Non-Controlling Interest,” to the condensed consolidated financial statement included in this report, which is incorporated herein by reference.

Item 1A.    Risk Factors
Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in foreign countries.
We have production activities outside the United States via our bauxite mining operation in St. Ann, Jamaica. We are, and will continue to be, subject to financial, political, economic and business risks in connection with our foreign operations. These risks include those associated with political or financial instability, expropriation, renegotiation or nullification of agreements, and changes in local government laws, regulations and policies, including those related to taxation, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict and beyond our control, any one or more of them could materially and adversely affect our business, financial condition or operating results. In addition to the business risks inherent in operating outside the United States, economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse governmental action more pronounced. We have been attempting to negotiate with the GOJ a new fiscal structure. However, we are in a dispute with the GOJ with regard to the amount of production levy payments payable to the GOJ. The dispute has been submitted to arbitration, and an arbitration hearing will be conducted in December 2015. See Note 17, “Non-Controlling Interest” to the condensed consolidated financial statements included in this report for additional information regarding the arbitration proceeding. An unfavorable outcome in the arbitration could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Our operations are subject to regulation by various federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration (“OSHA”), which in the past has levied fines against us for certain isolated incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and could materially and adversely effect on our business, financial condition, results of operations and cash flows.
On August 4, 2015, an explosion occurred at the casthouse on the site of our New Madrid smelter. Promptly after the explosion, our on-site emergency action team, joined by local emergency response units, secured the area and provided medical assistance. No serious injuries resulted; however, a portion of the casthouse has suffered extensive damage. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we are redirecting the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. We are not yet able to estimate the financial impact of this incident, as we are continuing to assess the extent of the damage and the measures required to repair the facility and restore operations. However, we anticipate that a substantial portion of the loss resulting from the incident will be covered by our property and business interruption insurance. OHSA is investigating the incident, and at this early stage, we are unable to predict whether any administrative or other actions will result. Any such action or any material shortfall in insurance coverage with respect to the incident could materially and adversely effect on our business, financial condition, results of operations and cash flows.
We may not be able to maintain the listing of our common stock on the New York Stock Exchange.
On July 22, 2015, we were notified by NYSE Regulation, Inc. that we were no longer in compliance with the New York Stock Exchange (“NYSE”) listing standards because the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days.
Under NYSE rules, we have six months following receipt of the notification to regain compliance with the minimum share price requirement or be subject to delisting. We can regain compliance at any time during the six-month cure period if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month.
We notified the NYSE on July 31, 2015 that we intend to cure the deficiency. In this regard, we will be seeking stockholder approval, at a special meeting of stockholders to be held on August 24, 2015, of an amendment to our amended and restated certificate of incorporation that would, among other things, effect a 1-for-7 reverse stock split. However, even if we receive stockholder approval and the reverse stock split is implemented, we cannot assure that our stock price will attain the necessary level to enable us to regain compliance with NYSE listing standards due to, among other things, our financial results, market conditions and market perception of our business.
In addition, on August 7, 2015, the Company received another notice from NYSE Regulation, Inc. stating that we also were not in compliance with NYSE listing standards because our average market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, stockholders’ equity was less than $50 million. We have not yet determined how we will respond to the notice. In accordance with NYSE rules, we may submit a plan to the NYSE, within 45 days following our receipt of the notice, that articulates steps we plan to take to regain compliance with the listing standard within 18 months following receipt of the notice. However, the NYSE may not accept the plan or we may determine that such a plan is not feasible, in which case we will be subject to suspension and delisting procedures. Moreover, even if we submit a plan that is accepted by the NYSE, there is no assurance that we will regain compliance with the listing standard.
If we are not able to regain compliance with NYSE listing standards, our common stock will be delisted from trading on the NYSE. The delisting of our stock from trading on the NYSE could result in a reduction in the liquidity of our stock, due to factors such as a reduction in the number of investors that will consider investing in our securities, the number of market makers in the securities, reduction in securities analyst and news media coverage, and lower market prices than might otherwise be obtained. Moreover, delisting from the NYSE could, among other things, have a negative impact on our relationships with stockholders, businesses and lenders, our access to debt and equity financing, and our ability to attract and retain personnel through our use of equity compensation. Any of these events could materially and adversely affect our business, financial condition and results of operations.
Except as set forth above, there have been no additional material changes to the risk factors previously disclosed in our Annual Report on Form 10‑K, as filed on February 27, 2015.

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

Item 5.    Other Information
On August 7, 2015, the Company received written notice from NYSE Regulation, Inc. that the Company was not in compliance with one of the continued listing standards of the NYSE. The Company is considered to be below compliance standards because the average global market capitalization of its common stock over a 30 trading-day period was less than $50 million and, at the same time, stockholders equity was less than $50 million.
The Company has not yet determined how it intends to respond to the notice. Under NYSE rules, the Company must notify the NYSE, within 10 business days after receiving the notice, if it intends to submit a plan that will advise the NYSE of definitive action it has taken, or is taking, to bring it into conformity with the listing standard within 18 months of receipt of the notice. The Company must provide such a plan within 45 days after receipt of the notice. If the Company submits a plan and the NYSE accepts the plan, the shares of common stock of the Company will continue to be listed on the NYSE during the 18-month plan period, subject to compliance with other NYSE continued listing standards and continued periodic review by the NYSE of the Company’s progress with respect to the plan. If a plan is not submitted, is not accepted or is accepted but the Company does not make progress consistent with the plan during the plan period, the NYSE could proceed with suspension and delisting proceedings.
As previously disclosed, on July 22, 2015, the Company received a notice from NYSE Regulation, Inc. that it was not in compliance with continued listing standards because the average closing stock price of its common stock was below $1.00 per share over a consecutive 30 trading-day period.  The Company has called a special meeting of stockholders to be held on August 24, 2015, at which the stockholders will consider an amendment to the Company’s amended and restated certificate of incorporation that would, among other things, provide for a 1-for-7 reverse stock split.
On August 10, 2015, the Company issued a press release with regard to its receipt of the notice referenced in the first paragraph of this Item 5. A copy of the press release is filed as Exhibit 99.1.

Item 6.	Exhibits

Exhibit number	Description
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

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act
95.1	Mine Safety Disclosures
99.1	Press Release, dated August 10, 2015
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION
August 10, 2015	/s/ LAYLE K. SMITH
Layle K. Smith Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit number	Description
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

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act
95.1	Mine Safety Disclosures
99.1	Press Release, dated August 10, 2015
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document