Form 10-Q
period 2015-09-30
Noranda Aluminum Holding CORP
filed 2015-11-09
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 31, 2015, there were 10,011,803 shares of Noranda common stock outstanding.

NORANDA ALUMINUM HOLDING CORPORATION

Part I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(unaudited)

	September 30, 2015	December 31, 2014
	$	$
ASSETS
Current assets:
Cash and cash equivalents	8.9	20.5
Accounts receivable, net	92.2	102.5
Inventories, net	162.6	196.7
Other current assets	38.9	27.4
Total current assets	302.6	347.1
Property, plant and equipment, net	692.4	695.0
Goodwill	—	137.6
Other intangible assets, net	44.5	49.3
Other assets	82.0	89.1
Total assets	1,121.5	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	117.8	122.6
Accrued liabilities	87.4	59.1
Deferred tax liabilities	—	11.7
Current portion of long-term debt and lease financing	16.6	11.6
Total current liabilities	221.8	205.0
Long-term debt and lease financing, net	660.7	656.4
Pension and other post-retirement (“OPEB”) liabilities	192.5	195.4
Other long-term liabilities	44.5	45.9
Long-term deferred tax liabilities	125.7	143.3
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at September 30, 2015 and December 31, 2014)	—	—
Common stock (30.0 shares authorized; $0.01 par value; 10.0 shares issued and outstanding at September 30, 2015; 9.8 shares issued and outstanding at December 31, 2014)*	0.1	0.1
Capital in excess of par value *	246.7	244.2
Accumulated deficit	(273.0)	(68.2)
Accumulated other comprehensive loss	(103.5)	(110.0)
Total shareholders’ equity (deficit)	(129.7)	66.1
Non-controlling interest	6.0	6.0
Total equity (deficit)	(123.7)	72.1
Total liabilities and equity	1,121.5	1,318.1
*    The Common stock and Capital in excess of par value amounts for all periods presented reflect the 1-for-7 reverse stock split of the Company’s common stock that became effective on August 25, 2015.
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Sales	309.5	361.4	987.8	1,018.9
Operating costs and expenses:
Cost of sales	336.0	335.5	971.5	962.9
Selling, general and administrative	25.9	19.6	74.7	58.1
Goodwill and other intangibles impairment	137.9	—	137.9	—
Other recoveries	(8.7)	—	(8.7)	—
Total operating costs and expenses	491.1	355.1	1,175.4	1,021.0
Operating income (loss)	(181.6)	6.3	(187.6)	(2.1)
Other (income) expense:
Interest expense, net	13.0	12.6	39.4	37.7
Loss on derivatives	7.3	(2.6)	10.5	(2.2)
Total other expense, net	20.3	10.0	49.9	35.5
Loss before income taxes	(201.9)	(3.7)	(237.5)	(37.6)
Income tax expense (benefit)	(26.8)	0.2	(34.3)	(9.3)
Net loss	(175.1)	(3.9)	(203.2)	(28.3)
Net loss per common share*:
Basic	$(17.49)	$(0.40)	$(20.46)	$(2.89)
Diluted	$(17.49)	$(0.40)	$(20.46)	$(2.89)
Weighted-average common shares outstanding*:
Basic (shares, in millions)	10.01	9.84	9.93	9.80
Diluted (shares, in millions)	10.01	9.84	9.93	9.80
Cash dividends declared per common share*	—	$0.07	$0.07	$0.21
*    The Earnings per share, Weighted-average shares outstanding, and Cash dividend amounts for all periods presented reflect the 1-for-7 reverse stock split of the Company’s common stock that became effective on August 25, 2015.
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Net loss	(175.1)	(3.9)	(203.2)	(28.3)
Other comprehensive income:
Reclassification of pension and OPEB amounts realized in net loss	3.4	1.2	10.0	3.7
Total other comprehensive income, before tax	3.4	1.2	10.0	3.7
Income tax expense related to components of other comprehensive income	1.2	0.5	3.5	1.4
Total other comprehensive income, net of tax	2.2	0.7	6.5	2.3
Total comprehensive loss	(172.9)	(3.2)	(196.7)	(26.0)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)
(unaudited)

	Preferred stock	Common stock *	Capital in excess of par value *	Accumulated deficit	Accumulated other comprehensive loss	Non-controlling interest	Total equity
	$	$	$	$	$	$	$
Balance, December 31, 2014	—	0.1	244.2	(68.2)	(110.0)	6.0	72.1
Net loss	—	—	—	(203.2)	—	—	(203.2)
Other comprehensive income	—	—	—	—	6.5	—	6.5
Shares tendered for taxes, net of issuance of common shares for share-based payment arrangements	—	—	(0.2)	—	—	—	(0.2)
Stock compensation expense related to equity-based awards	—	—	2.3	—	—	—	2.3
Vesting of awards, share-based plans	—	—	0.4	(0.2)	—	—	0.2
Dividends to stockholders @ $0.07 per share	—	—	—	(1.4)	—	—	(1.4)
Balance, September 30, 2015	—	0.1	246.7	(273.0)	(103.5)	6.0	(123.7)

*	The Common stock and Capital in excess of par value for all periods presented reflect the 1-for-7 reverse stock split, which became effective on August 25, 2015.
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended September 30,
	2015	2014
	$	$
Operating activities
Net loss	(203.2)	(28.3)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	70.4	65.7
Non-cash interest expense	2.1	2.0
Last in, first out and lower of cost or market	0.3	3.2
Goodwill and other intangibles impairment	137.9	—
(Gain) loss on disposal of assets	(1.6)	0.2
(Gain) loss on hedging activities, excluding cash settlements	0.6	(0.8)
Deferred income taxes	(36.0)	(29.7)
Stock-based compensation expense	2.3	2.5
Changes in other assets	(3.6)	(5.7)
Changes in pension, other post-retirement and other long-term liabilities	5.7	(4.4)
Changes in current operating assets and liabilities:
Accounts receivable, net	10.3	(40.1)
Inventories, net	31.5	(23.7)
Taxes receivable and taxes payable	(1.9)	13.5
Other current assets	(2.6)	(3.2)
Accounts payable	(9.0)	47.2
Accrued liabilities	21.8	5.8
Cash provided by operating activities	25.0	4.2
Investing activities
Capital expenditures	(57.6)	(59.9)
Insurance proceeds for property	1.7	—
Proceeds from life insurance policies	6.4	—
Proceeds from sale of property, plant and equipment	2.2	0.2
Net cash used in investing activities	(47.3)	(59.7)
Financing activities
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	(1.1)
Dividends paid to shareholders	(1.4)	(2.1)
Borrowings on revolving credit facility	226.0	86.0
Repayments on revolving credit facility	(226.0)	(86.0)
Borrowings on long-term debt and lease financing	17.4	7.2
Repayments on long-term debt and lease financing	(8.7)	(3.6)
Short-term product financing	3.6	—
Cash provided by financing activities	10.7	0.4
Change in cash and cash equivalents	(11.6)	(55.1)
Cash and cash equivalents, beginning of period	20.5	79.4
Cash and cash equivalents, end of period	8.9	24.3
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
On August 24, 2015, our shareholders approved a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) that provided for a 1-for-7 reverse stock split of our common stock (“the Reverse Stock Split”). The Reverse Stock Split became effective upon our filing of the Certificate of Amendment with the Secretary of State of Delaware on August 25, 2015. Upon the effectiveness of the Reverse Stock Split, every seven shares of outstanding Noranda common stock were automatically combined into one share of common stock. No fractional shares were issued. In lieu of fractional shares, stockholders received a cash payment. In addition, the Certificate of Amendment reduced the number of the authorized shares of Noranda common stock from 200 million shares to 30 million shares. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and intrinsic value set forth in these notes and the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split.
These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015.
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The new guidance is designed to enhance the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, and will affect any entity that enters into contracts with customers or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous, separately articulated revenue recognition principles applicable to specific industries that historically existed in U.S. GAAP. The underlying principle of the new guidance is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what the business or organization expects in exchange for the goods or services. The standard also requires improved disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized, and provides additional guidance for specified transactions that were not addressed comprehensively under the prior accounting guidance. ASU 2014-09 provided alternative methods of initial adoption and was to be effective for public business entities for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers - Deferral of the Effective Date” which defers the effective date of ASU No. 2014-09 for public business entities by one year, to annual reporting periods beginning after December 15, 2017 and interim periods within that annual period. Early adoption is now permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern”. The ASU provides guidance on determining when and how to disclose going-concern uncertainties in financial statements. Under this guidance, in connection with the Company’s preparation of annual and interim period financial statements, the Company’s management will be required to perform

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

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
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest”. The ASU was issued as an initiative to reduce complexity in accounting standards (the Simplification Initiative) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The Company will be required to apply the new guidance on a retrospective basis, so that the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance. The Company will be required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. The adoption of the ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” The ASU replaces the current lower of cost or market test with the lower of cost or net realizable value test. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements.

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
Our five reportable segments are Bauxite, Alumina, Primary, Flat-Rolled and Corporate.

•	Bauxite – Mines and produces, in St. Ann, Jamaica (“St. Ann”), the bauxite that is used for alumina production at our Gramercy, Louisiana refinery. The remaining bauxite is sold to third parties.

•
Alumina – Chemically refines and converts bauxite into alumina, which is the principal raw material used in the production of primary aluminum. The Gramercy refinery is the source for the majority of the alumina requirements at our smelter in New Madrid, Missouri (“New Madrid”). The remaining alumina production at the Gramercy refinery, in the form of smelter grade alumina and alumina hydrate, or chemical-grade alumina, is sold to third parties.

•
Primary – Produces value-added aluminum products at New Madrid. The products are manufactured in several forms, including billet, rod, high purity sow and foundry. The Primary segment also produces commodity grade sow.

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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The following tables present operating and asset information for our reportable segments (in millions) for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	14.7	64.3	89.3	141.2	—	—	309.5
Intersegment	18.8	13.7	26.5	—	—	(59.0)	—
Total sales	33.5	78.0	115.8	141.2	—	(59.0)	309.5

Capital expenditures	0.9	3.0	10.2	(0.3)	—	—	13.8
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	0.5	2.2	(38.8)	18.1	(8.9)	0.5	(26.4)
Depreciation and amortization	(3.2)	(6.0)	(9.6)	(4.5)	(0.6)	—	(23.9)
Last in, first out and lower of cost or market inventory adjustments	—	—	0.1	0.7	—	—	0.8
Gain (loss) on disposal of assets	—	(0.1)	1.2	—	—	—	1.1
Goodwill and other intangibles impairment	—	(0.3)	(137.6)	—	—	—	(137.9)
Non-cash pension, accretion and stock compensation	—	(0.3)	(1.7)	(1.2)	(1.0)	—	(4.2)
Restructuring, relocation and severance	(0.2)	—	(0.2)	(0.1)	—	—	(0.5)
Consulting fees	(0.4)	—	(0.1)	—	(0.9)	—	(1.4)
Cash settlements paid on hedging transactions	—	—	0.7	6.1	—	—	6.8
Excess insurance recoveries	—	—	5.1	—	—	—	5.1
Other, net	—	(0.5)	(0.6)	—	—	—	(1.1)
Operating income (loss)	(3.3)	(5.0)	(181.5)	19.1	(11.4)	0.5	(181.6)
Interest expense, net							13.0
Loss on hedging activities, net							7.3
Total other expense, net							20.3
Loss before income taxes							(201.9)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Three months ended September 30, 2014
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	11.9	57.3	135.0	157.2	—	—	361.4
Intersegment	18.9	35.4	31.2	—	—	(85.5)	—
Total sales	30.8	92.7	166.2	157.2	—	(85.5)	361.4

Capital expenditures	5.1	3.9	16.7	2.5	0.6	—	28.8
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(1.5)	6.5	20.4	17.6	(6.0)	(0.4)	36.6
Depreciation and amortization	(2.5)	(5.0)	(9.2)	(4.8)	(0.2)	—	(21.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(0.7)	(1.3)	—	(0.2)	(2.2)
Loss on disposal of assets	—	—	—	(0.1)	—	—	(0.1)
Non-cash pension, accretion and stock compensation	—	(0.2)	(0.8)	(0.4)	(1.0)	—	(2.4)
Restructuring, relocation and severance	—	—	(0.6)	(0.1)	—	—	(0.7)
Cash settlements received on hedging transactions	—	—	(0.2)	(2.5)	—	—	(2.7)
Other, net	—	(0.2)	—	(0.1)	(0.3)	0.1	(0.5)
Operating income (loss)	(4.0)	1.1	8.9	8.3	(7.5)	(0.5)	6.3
Interest expense, net							12.6
Gain on hedging activities, net							(2.6)
Total other expense, net							10.0
Loss before income taxes							(3.7)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2015
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	37.0	171.6	337.0	442.2	—	—	987.8
Intersegment	58.6	73.6	67.1	—	—	(199.3)	—
Total sales	95.6	245.2	404.1	442.2	—	(199.3)	987.8

Capital expenditures	4.6	6.2	42.8	3.5	0.5	—	57.6
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(0.5)	14.3	(11.9)	47.2	(23.7)	1.5	26.9
Depreciation and amortization	(9.4)	(16.4)	(29.5)	(13.3)	(1.8)	—	(70.4)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.7)	2.2	—	0.2	(0.3)
Gain (loss) on disposal of assets	—	0.7	1.1	(0.2)	—	—	1.6
Goodwill and other intangibles impairment	—	(0.3)	(137.6)	—	—	—	(137.9)
Non-cash pension, accretion and stock compensation	(0.1)	(0.8)	(5.1)	(3.8)	(3.5)	—	(13.3)
Restructuring, relocation and severance	(3.4)	(0.3)	(0.5)	0.2	(1.1)	—	(5.1)
Consulting fees	(0.7)	(0.1)	(0.6)	—	(1.6)	—	(3.0)
Cash settlements paid on hedging transactions	—	—	1.3	11.1	—	—	12.4
Excess insurance recoveries	—	—	5.1	—	—	—	5.1
Other, net	—	(0.8)	(1.3)	—	(0.2)	(1.3)	(3.6)
Operating income (loss)	(14.1)	(3.7)	(181.7)	43.4	(31.9)	0.4	(187.6)
Interest expense, net							39.4
Loss on hedging activities, net							10.5
Total other expense, net							49.9
Loss before income taxes							(237.5)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Nine months ended September 30, 2014
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	36.5	150.4	391.4	440.6	—	—	1,018.9
Intersegment	54.4	97.3	80.2	—	—	(231.9)	—
Total sales	90.9	247.7	471.6	440.6	—	(231.9)	1,018.9

Capital expenditures	7.4	9.0	33.0	9.5	1.0	—	59.9
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(0.3)	(8.6)	63.9	43.6	(20.0)	(0.9)	77.7
Depreciation and amortization	(7.4)	(15.2)	(28.8)	(13.8)	(0.5)	—	(65.7)
Last in, first out and lower of cost or market inventory adjustments	—	—	(3.1)	0.1	—	(0.2)	(3.2)
Gain (loss) on disposal of assets	—	—	0.1	(0.3)	—	—	(0.2)
Non-cash pension, accretion and stock compensation	(0.1)	(0.6)	(2.3)	(1.3)	(2.8)	—	(7.1)
Restructuring, relocation and severance	—	—	(0.7)	0.3	0.1	—	(0.3)
Consulting fees	—	—	—	—	(0.3)	—	(0.3)
Cash settlements received on hedging transactions	—	—	(0.4)	(2.6)	—	—	(3.0)
Other, net	—	(0.4)	—	(0.1)	(0.1)	0.6	—
Operating income (loss)	(7.8)	(24.8)	28.7	25.9	(23.6)	(0.5)	(2.1)
Interest expense, net							37.7
Gain on hedging activities, net							(2.2)
Total other expense, net							35.5
Loss before income taxes							(37.6)

	September 30, 2015	December 31, 2014
Segment assets:	$	$
Bauxite	145.8	149.9
Alumina	221.7	229.8
Primary	402.9	561.5
Flat-Rolled	311.0	335.1
Corporate	60.6	65.5
Eliminations	(20.5)	(23.7)
Total assets	1,121.5	1,318.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

3.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Condensed consolidated statements of cash flows:
Depreciation and amortization in the accompanying unaudited condensed consolidated statements of cash flows for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Depreciation of property, plant and equipment	20.7	18.9	60.8	57.0
Amortization of intangible assets	1.4	1.4	4.4	4.4
Amortization of other long-term assets	1.8	1.4	5.2	4.3
Total depreciation and amortization	23.9	21.7	70.4	65.7
Cash paid for interest and income taxes for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Nine months ended September 30,
	2015	2014
	$	$
Interest paid	33.9	32.5
U.S. Federal and state income taxes paid, net of refunds received	3.9	6.9
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $11.9 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively, and were not reflected as capital expenditures in the unaudited condensed consolidated statements of cash flows. During the nine months ended September 30, 2015 and 2014, we capitalized interest of $1.6 million and $1.5 million, respectively, related to long-term capital projects.
Condensed consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) (“AOCI”) during the nine months ended September 30, 2015 were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain or loss, prior service cost and other related to pension and OPEB	Total, net of tax
	$	$	$
Balance, December 31, 2014	(172.9)	(62.9)	(110.0)
Reclassification of amounts realized in net loss	10.0	3.5	6.5
Balance, September 30, 2015	(162.9)	(59.4)	(103.5)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides information relating to reclassifications from AOCI into the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in millions):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss				Affected line item in the unaudited condensed consolidated statements of operations
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Selling, general and administrative expenses (“SGA”)
Actuarial gain/loss	0.7	0.3	2.0	0.7	(1)
Prior service costs	0.1	0.1	0.3	0.2	(1)
Total pension amounts reclassified into SGA	0.8	0.4	2.3	0.9	Selling, general and administrative expenses
Cost of sales (“COS”)
Actuarial gain/loss	2.3	0.7	7.0	2.2	(1)
Prior service costs	0.3	0.1	0.7	0.6	(1)
Total pension amounts reclassified into COS	2.6	0.8	7.7	2.8	Cost of sales
Reclassification of pension and OPEB amounts realized in net loss	3.4	1.2	10.0	3.7
Income tax expense related to reclassifications of pension and OPEB amounts	1.2	0.5	3.5	1.4	Income tax expense
Reclassification of pension and OPEB amounts realized in net loss, net of tax	2.2	0.7	6.5	2.3	Net loss

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 12, “Pension and Other Post-Retirement Benefits”
Condensed consolidated balance sheets:
Accounts receivable, net, at September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015	December 31, 2014
	$	$
Trade	92.3	102.6
Allowance for doubtful accounts	(0.1)	(0.1)
Total accounts receivable, net	92.2	102.5
Other current assets at September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015	December 31, 2014
	$	$
Current deferred tax asset	3.7	0.4
Employee loans receivable, net	1.8	2.1
Current derivative assets (see Note 13, “Derivative Financial Instruments”)	8.7	6.3
Taxes receivable	5.9	4.0
Prepaid assets	5.8	4.5
Restricted cash (see Note 9, “Commitments and Contingencies”)	0.1	0.1
Other current assets	12.9	10.0
Total other current assets	38.9	27.4

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Other assets at September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015	December 31, 2014
	$	$
Deferred financing costs, net of amortization	4.3	5.8
Cash surrender value of life insurance	22.1	29.3
Pension asset	6.8	6.5
Restricted cash	14.2	14.0
Supplies	5.9	5.0
Prepaid Jamaican income taxes (see Note 19, “Non-Controlling Interest”)	12.7	12.7
Derivative asset (see Note 13, “Derivative Financial Instruments”)	—	0.2
Other	16.0	15.6
Total other assets	82.0	89.1
Accrued liabilities at September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015	December 31, 2014
	$	$
Compensation and benefits	25.5	18.3
Workers’ compensation	5.9	5.6
Other operating expenses	19.0	11.2
Accrued interest	7.3	2.3
Asset retirement obligations (see Note 11, “Asset Retirement and Other Obligations”)	2.1	2.3
Land obligation (see Note 11, “Asset Retirement and Other Obligations”)	3.5	3.7
Derivative liabilities (see Note 13, “Derivative Financial Instruments”)	8.1	5.0
Reclamation obligation (see Note 11, “Asset Retirement and Other Obligations”)	1.8	1.5
Environmental remediation obligations (see Note 11, “Asset Retirement and Other Obligations”)	1.7	1.7
Obligations to the Government of Jamaica (see Note 19, “Non-Controlling Interest”)	11.7	5.9
Pension and OPEB liabilities (see Note 12, “Pensions and Other Post-Retirement Benefits”)	0.8	0.8
Restructuring liability	—	0.8
Total accrued liabilities	87.4	59.1
Other long-term liabilities at September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015	December 31, 2014
	$	$
Reserve for uncertain tax positions	0.6	0.7
Workers’ compensation	16.1	15.3
Asset retirement obligations (see Note 11, “Asset Retirement and Other Obligations”)	13.8	13.7
Land obligation (see Note 11, “Asset Retirement and Other Obligations”)	6.5	6.8
Environmental remediation obligations (see Note 11, “Asset Retirement and Other Obligations”)	1.1	1.1
Long-term derivative liabilities (see Note 13, “Derivative Financial Instruments”)	—	0.1
Deferred compensation and other	6.4	8.2
Total other long-term liabilities	44.5	45.9

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

4.    FAIR VALUE MEASUREMENTS
For a description of the fair value hierarchy, see Note 4, “Fair Value Measurements” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Valuations on a recurring basis
The tables below set forth by hierarchy level as of September 30, 2015 and December 31, 2014 the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	8.7	—	8.7
Derivative liabilities	—	(5.6)	(2.5)	(8.1)
Total	—	3.1	(2.5)	0.6

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	3.2	3.3	6.5
Derivative liabilities	—	(5.1)	—	(5.1)
Total	—	(1.9)	3.3	1.4
We made no transfers between fair value hierarchy levels during the nine months ended September 30, 2015.
We discuss our derivative instruments in Note 13, “Derivative Financial Instruments,” Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves, and current market prices for those assets and liabilities. Substantially all of the inputs were observable throughout the full term of the instrument. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using management’s estimate of future U.S. Midwest premium prices, based on current market prices and quoted forward prices.
Changes in the fair value of the variable-price Midwest premium contracts during the nine months ended September 30, 2015 were included in loss on hedging activities, net in the unaudited condensed consolidated statements of operations. The changes in fair value of these Level 3 derivative instruments during the nine months ended September 30, 2015 were as follows (in millions):

Nine months ended September 30, 2015
$
Fair value, beginning of year	3.3
New contracts entered into during the period	(1.4)
Changes in fair value	(6.9)
Settlements	2.5
Fair value, end of period	(2.5)
In Note 10, "Long-Term Debt and Lease Financing,”we disclose the fair values of our debt instruments. We classify all of these fair value measurements within Level 2 of the fair value hierarchy. The fair values of our AcquisitionCo Notes and our Term B Loan were based on recent market transactions. While the AcquisitionCo Notes and Term B Loan have quoted market prices used to determine fair value, we do not believe transactions involving those instruments occur in sufficient frequency or volume to be classified as Level 1 within the fair value hierarchy. The fair value of our project specific financing borrowings were based on interest rates available at each balance sheet date.
Valuations on a non-recurring basis
Fair value of goodwill and trade names is measured using management’s assumptions about future profitability and cash flows, using a market participant approach. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows, which we believe reflect the best estimates at the date the valuations are determined to be performed. These fair value measurements are classified as Level 3.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

5.    INVENTORIES
We use the last-in, first-out (“LIFO”) method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at first-in, first-out. Inventories at Gramercy and St. Ann, Jamaica and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 33% and 25% of total inventories, at cost, at September 30, 2015 and December 31, 2014, respectively.
An actual valuation of inventory under the last-in, first-out (“LIFO”) method is made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory costs.
Inventories, net, at September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30, 2015	December 31, 2014
	$	$
Raw materials, at cost	58.9	73.7
Work-in-process, at cost	44.9	48.9
Finished goods, at cost	25.7	31.3
Total inventories, at cost	129.5	153.9
LIFO adjustment	31.8	14.0
LCM reserve	(31.1)	(7.6)
Inventories, at lower of cost or market	130.2	160.3
Supplies	32.4	36.4
Total inventories, net	162.6	196.7
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, at September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	Estimated useful lives in years			September 30, 2015	December 31, 2014
				$	$
Land				51.8	51.9
Buildings and improvements	10	—	47	170.8	163.0
Machinery and equipment	3	—	50	947.4	927.1
Construction in progress				84.8	86.2
Property, plant and equipment, at cost				1,254.8	1,228.2
Accumulated depreciation				(562.4)	(533.2)
Total property, plant and equipment, net				692.4	695.0
7.     CASTHOUSE INCIDENT
On August 4, 2015, an explosion occurred at the casthouse on the site of our New Madrid smelter. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we are redirecting the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. We continue to estimate the financial impact and insurance recoveries from this incident, as we are continuing to assess the extent of the damage and the measures required to repair the facility and restore operations.
The total amount of losses recognized and expenses incurred at September 30, 2015 of $3.3 million has been recorded in the accompanying statements of operations and has been offset by $7.5 million recognized as proceeds from our insurance carriers. The excess receipt of $4.2 million primarily represents the differences between the timing of incurring costs and accruing for expected recoveries.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	For the three months ended September 30, 2015
	Total Spend	Insurance Proceeds	Net Impact
	$	$	$
Losses in cost of goods sold:
Accumulated depreciation of damaged assets	1.4
Inventory written down to scrap value	0.4
Losses in selling, general and administrative expenses	1.5
Total	3.3	(7.5)	(4.2)
Insurance receipts through September 30, 2015		(6.4)
Insurance receivable recorded at September 30, 2015		(1.1)
8.GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. Accounting standards allow companies to annually perform an initial qualitative assessment to determine if a triggering event has occurred. Nevertheless, we elected to continue to evaluate goodwill and other indefinite-lived intangible assets annually for impairment using a quantitative assessment that entails a two-step process. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
We have monitored our Primary segment’s expected future cash flows on a quarterly basis for risk of impairment. In connection with our third quarter 2015 assessment of the Primary segment’s expected future cash flows, we considered, among other factors, a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs and a sustained decline in our stock price. Negative factors specific to the third quarter included a decrease in the MWTP below the Company’s Net Cash Cost per pound and the effects of the cast house explosion on the Company’s production of value-added products such as billet over the near term. Based on our evaluation of the above factors during our quarterly qualitative analysis, which entails an assessment of both negative and positive evidence, we determined that it was necessary to perform interim goodwill impairment testing as of August 31, 2015. We also determined that it was necessary to perform interim impairment testing of other indefinite-lived intangible assets.
As a result of our quantitative analysis, which was performed using an income approach and a market-based approach, we determined that the Primary segment’s goodwill was fully impaired, and we recognized a non-cash impairment charge of $137.6 million (the carrying amount of the Primary segment’s goodwill prior to the recognition of the impairment charge) as of September 30, 2015. We also recognized a non-cash impairment charge of $0.3 million related to tradenames within other indefinite-lived intangible assets as of September 30, 2015, which was based on an income approach.
Intangible Assets

	9/30/2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
	$	$	$	$	$	$
Non-amortizable tradenames	17.4	—	17.4	17.7	—	17.7
Amortizable tradenames	71.0	(43.8)	27.2	71.0	(39.4)	31.6
Other amortizable intangibles	0.7	(0.7)	—	0.7	(0.7)	—
Total	89.1	(44.5)	44.6	89.4	(40.1)	49.3
The decrease in non-amortizable tradenames is due to the impairment of the Primary segments’ tradename owned by Alumina. Amortizable intangibles primarily include customer relationships and are amortized on a straight-line basis over their estimated useful lives of 8 to 15 years. Intangible amortization expense for each of the nine month periods ended September 31, 2015 and 2014 was approximately $4.4 million.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Expected amortization intangible assets for each of the next five years is as follows (in millions);

Year ended December 31	$
2016	5.5
2017	4.5
2018	4.1
2019	3.4
2020	3.4

9.COMMITMENTS AND CONTINGENCIES
Labor Commitments
We are a party to seven collective bargaining agreements with five different unions. The following represents our collective bargaining agreements that have been entered into or extended subsequent to December 31, 2014:
In the US: the United Steelworkers of America (“USWA”) and the International Association of Machinists and Aerospace Workers (“IAMAW”).

•	The agreement in place with the IAMAW at our Newport rolling mill was extended through May 2015. A new three year agreement was signed in April 2015 and became effective on June 1, 2015.

•	The agreement at Gramercy with the USWA originally extended through September 2015. During June 2015 the agreement was extended through September 2016.
At St. Ann, Jamaica: the Union of Technical, Administrative and Supervisory Personnel (“UTASP”); and the Bustamante Industrial Trade Union (“BITU”).

•	A new agreement at St. Ann with the UTASP, which represents supervisory and technical salaried workers, was concluded in May 2015; the agreement expires in December 2016.

•
The agreement in place with BITU expires on December 31, 2015. In September 2015, we received a claim for a new contract, and negotiations are scheduled to begin in the fourth quarter of 2015. If negotiations result in a new contract, the contract will be in effect for the period from January 1, 2016 through December 31, 2018.

Legal Contingencies
We are a party to legal proceedings incidental to our business. We assess the likelihood of an unfavorable outcome of each legal proceeding based upon the available facts and our historical experience with similar matters. We do not accrue a liability when we assess the likelihood of an unfavorable outcome to be remote. Where the risk of loss is probable and the costs can be reasonably estimated, we accrue a liability based on the factors mentioned above. Where the risk of loss is considered reasonably possible, we estimate the range of reasonably possible losses and disclose any reasonably possible losses, if material. We update our loss assessment as matters progress over time. Based on our current knowledge, we do not believe any probable losses in excess of our accrual or reasonably possible losses would be material to our unaudited condensed consolidated financial statements.
Arbitration Proceeding Relating to Production Levy
See Note 19, “Non-Controlling Interest” for information regarding a pending arbitration proceeding relating to a dispute between Noranda Bauxite Limited (“NBL”) and the Government of Jamaica as to the amount of the production levy payable by NBL to the Government of Jamaica.
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
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor related to our long-term competitive position in the primary aluminum business. We have a long-term contract with Union Electric Company d/b/a Ameren

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Missouri (“Ameren Missouri”) for our electricity supply at New Madrid that is effective through 2020, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five megawatts, calculated at peak and non-peak demand charges, or approximately $7.9 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than we require, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the Missouri Public Service Commission (“PSC”) based on two components: a base rate and a fuel adjustment charge. The PSC determines whether to make changes to the base rate and fuel adjustment charge.
On April 29, 2015 the PSC established a new and reduced electricity rate structure for our aluminum smelter in New Madrid, Missouri. The lower rate structure became effective on June 1, 2015 and carries a term of at least three years. Under the terms of the PSC’s order approving the new rate structure, we are required to meet certain ongoing conditions, including (i) maintaining employment levels at the New Madrid smelter at a daily average of 850 full-time equivalent personnel; (ii) investing an annual inflation-adjusted $35 million in capital expenditures as defined by U.S. GAAP at the New Madrid smelter; and (iii) refraining from paying special dividends. If the PSC determines that we have materially violated the conditions, and no exception is available under the Report and Order, rates at the smelter would revert to the previous rate structure on a prospective basis. In June 2015, Ameren Missouri filed a notice of appeal to the PSC’s ruling with the Missouri Court of Appeals, Western District, reserving the right to appeal various aspects of the ruling, including the reduction to Noranda’s electric rates.
On May 27, 2015, we received a notice of termination from Ameren Missouri, advising that, effective June 1, 2020, Ameren Missouri is terminating the power supply contract. We have not yet determined the course of action we will pursue in response to Ameren Missouri’s notice of termination. However, we believe that, even if the contract terminates in 2020, Ameren Missouri maintains a legal obligation to supply electricity to the New Madrid smelter, at rates approved by the PSC, under a Certificate of Convenience and Necessity issued by the PSC in 2005 (the “Certificate”). The Certificate expanded Ameren Missouri’s service area to encompass the New Madrid smelter. Ameren Missouri may not remove the New Madrid smelter from its service area without the express approval of the PSC. Moreover, during the five years that the power supply contract will remain in effect prior to its termination, we may seek to negotiate a new agreement with Ameren Missouri. Alternatively, and as permitted by Section 91.026 of the Missouri Revised Statutes, we may seek to enter into an agreement with another provider of electric power, wherever located, to purchase electricity for our New Madrid operations.
10.LONG-TERM DEBT AND LEASE FINANCING
The following table provides information regarding the carrying values and fair values at September 30, 2015 and December 31, 2014 of our long-term debt and lease financing (in millions):

	September 30, 2015		December 31, 2014
	Carrying value	Interest rate	Carrying value	Interest rate
	$	%	$	%
AcquisitionCo Notes, net	173.5	11.00	173.3	11.00
Term B Loan, net	467.3	5.75	470.7	5.75
Project specific financing	18.3	9.00	22.5	9.00
Mid-Stream lease financing	3.8	8.00	1.0	8.00
Rod mill lease financing	14.0	8.50	—	—
Capital lease financing	0.4	5.79	0.5	5.79
Total debt and lease financing, net	677.3		668.0
Less: Current portion	16.6		11.6
Long-term debt and lease financing, net	660.7		656.4
The carrying value of the AcquisitionCo Notes was recorded net of unamortized underwriting discount of $1.5 million and $1.7 million, respectively, at September 30, 2015 and December 31, 2014. We estimated the Notes to have a fair value of approximately $47.5 million and $171.6 million, respectively, at September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014 the carrying value of our Term B Loan was recorded net of unamortized discount of $2.0 million and $2.4 million, respectively. We estimated the Term B Loan to have a fair value of approximately $320.1 million and $470.7 million, respectively, at September 30, 2015 and December 31, 2014.
We estimate that the carrying values of the project specific, mid-stream lease, rod mill lease and capital lease financings approximate the fair market values.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

During the second quarter of 2015, we entered into a lease agreement for $14.8 million with a third party to finance certain equipment at the new rod mill in New Madrid. The lease is for a 60 month period with monthly payments of $0.3 million.
Our asset-based loan (“ABL”) had no outstanding balance at September 30, 2015 or December 31, 2014. Outstanding letters of credit totaled $44.2 million at September 30, 2015 and $39.8 million at December 31, 2014. Availability under the ABL is subject to a calculated borrowing base. Our available borrowing capacity as of September 30, 2015 was $103.8 million.
11ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligation
St. Ann has an obligation to rehabilitate land disturbed by St. Ann’s Bauxite mining operations.
Our reclamation obligation activity at St. Ann for the nine months ended September 30, 2015 was as follows (in millions):

Nine months ended September 30, 2015
$
Balance, beginning of period	1.5
Additional liabilities incurred	2.1
Liabilities settled	(1.8)
Balance, end of period	1.8
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
Our St. Ann Land Obligation activity for the nine months ended September 30, 2015 was as follows (in millions):

Nine months ended September 30, 2015
$
Balance, beginning of period	10.5
Additional liabilities incurred	0.2
Liabilities settled	(0.2)
Revisions to the obligation	(0.5)
Balance, end of period	10.0
Asset Retirement Obligations
Our asset retirement obligations consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of “red mud lakes” at the Gramercy facility, where Gramercy disposes of wastes from its refining process.
Our asset retirement obligations activity for the nine months ended September 30, 2015 was as follows (in millions):

Nine months ended September 30, 2015
$
Balance, beginning of period	16.0
Additional liabilities incurred	1.8
Liabilities settled	(2.9)
Accretion	1.0
Balance, end of period	15.9
As of September 30, 2015 and December 31, 2014, we had deposited $10.5 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of September 30, 2015 and December 31, 2014, we had undiscounted liabilities of $1.7 million in accrued liabilities and had $1.1 million in other long-term liabilities for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities at the Gramercy refinery.
12.PENSIONS AND OTHER POST-RETIREMENT BENEFITS
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
Net periodic benefit costs related to the defined benefit pension plans during the three and nine months ended September 30, 2015 and 2014 included the following (in millions):

	Noranda Pension Plans		St. Ann Pension Plans
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Service cost	4.2	3.5	0.1	0.2
Interest cost	5.0	4.7	0.4	0.3
Expected return on plan assets	(5.7)	(5.6)	(0.5)	(0.5)
Recognized actuarial loss	3.0	1.0	—	—
Amortization of prior service cost	0.3	0.3	0.1	0.1
Net periodic cost	6.8	3.9	0.1	0.1

	Noranda Pension Plans		St. Ann Pension Plans
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Service cost	12.6	10.3	0.4	0.5
Interest cost	15.0	14.6	1.2	1.1
Expected return on plan assets	(17.1)	(17.0)	(1.5)	(1.4)
Recognized actuarial loss	9.0	2.9	—	—
Amortization of prior service cost	0.8	0.8	0.2	0.2
Net periodic cost	20.3	11.6	0.3	0.4
Net periodic benefit costs related to the OPEB plans during the three and nine months ended September 30, 2015 and 2014 included the following (in millions):

	Noranda OPEB Plans		St. Ann OPEB Plans
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Service cost	0.1	0.1	0.1	—
Interest cost	0.2	0.1	0.1	0.1
Net periodic cost	0.3	0.2	0.2	0.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	Noranda OPEB Plans		St. Ann OPEB Plans
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Service cost	0.3	0.3	0.3	0.1
Interest cost	0.5	0.4	0.3	0.3
Net periodic cost	0.8	0.7	0.6	0.4
Expected Employer Contributions
We contributed $13.8 million and $0.5 million to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, during the nine months ended September 30, 2015. We anticipate making approximately $2.4 million and $0.1 million of pension funding payments to the Noranda Pension Plans and the St. Ann Pension Plans, respectively, for the remainder of the year ending December 31, 2015.
13.DERIVATIVE FINANCIAL INSTRUMENTS
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
As of September 30, 2015, our outstanding fixed-price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2015	1.07	11.6
2016	0.92	26.8
As of September 30, 2015, our outstanding variable-price aluminum offset swaps were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	0.86	13.5
2016	0.81	28.6
As of September 30, 2015, our outstanding variable-price MWP contracts were as follows:

	Average hedged price per pound	Pounds hedged
Year	$	(in millions)
2015	0.16	13.1
2016	0.09	28.7

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

We recognize all derivative instruments as either assets or liabilities at their estimated fair value in our accompanying unaudited condensed consolidated balance sheets. The following table presents, as of September 30, 2015 and December 31, 2014, the carrying values, which were recorded at fair value, of our derivative instruments outstanding (in millions):

	September 30, 2015	December 31, 2014
	$	$
Fixed-price aluminum customer contracts	8.7	2.4
Variable-price aluminum offset swaps	(5.6)	(4.3)
Variable-price MWP contracts	(2.5)	3.3
Total	0.6	1.4
We had two counterparties as of September 30, 2015 and four counterparties as of December 31, 2014 for our variable-price aluminum offset swaps. Our variable-price MWP contracts are with various other counterparties. With each of the counterparties of our variable-price aluminum offset swaps, we have a master netting arrangement which is subject to the same guarantee and security provisions as our senior secured credit facilities. The master netting arrangements do not require us to post additional collateral, or cash margin. We present the fair values of derivatives which are subject to a master netting arrangement in a net position on the unaudited condensed consolidated balance sheets. The following tables provide information as to the gross components of our net derivative balances as of September 30, 2015 and December 31, 2014 (in millions):

	As of September 30, 2015
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	8.7	8.7
Total current derivative assets	—	—	—	8.7	8.7

	As of September 30, 2015
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(3.6)	—	(3.6)	—	(3.6)
Master netting arrangement with counterparty four	(2.0)	—	(2.0)	—	(2.0)
Various counterparties not subject to a master netting arrangement	—	—	—	(2.5)	(2.5)
Total current derivative liabilities	(5.6)	—	(5.6)	(2.5)	(8.1)

	As of December 31, 2014
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	6.3	6.3
Total current derivative assets	—	—	—	6.3	6.3

Various counterparties not subject to a master netting arrangement	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

	As of December 31, 2014
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.2)	—	(2.2)	—	(2.2)
Master netting arrangement with counterparty two	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty three	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty four	(1.9)	—	(1.9)	—	(1.9)
Various counterparties not subject to a master netting arrangement	—	—	—	(0.7)	(0.7)
Total current derivative liabilities	(4.3)	—	(4.3)	(0.7)	(5.0)

Master netting arrangement with counterparty two	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)
As of September 30, 2015 and December 31, 2014, none of our derivative instruments were designated and qualified as fair value or cash flow hedges.
Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through (gain) loss on hedging activities, net in the unaudited condensed consolidated statements of operations.
The following table presents the effect of our hedging activities on our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,
	2015	2014
	$	$
Fixed-price aluminum customer contracts	3.3	(0.3)
Variable-price aluminum offset swaps	3.3	(0.5)
Variable-price MWP contracts	0.7	(1.8)
Loss on hedging activities, net	7.3	(2.6)

	Nine months ended September 30
	2015	2014
	$	$
Fixed-price aluminum customer contracts	(6.3)	5.1
Variable-price aluminum offset swaps	8.5	(0.1)
Variable-price MWP contracts	8.3	(7.2)
Loss on hedging activities, net	10.5	(2.2)
14.STOCKHOLDERS' EQUITY (DEFICIT)
The following table provides information regarding dividends declared and paid during the nine months ended September 30, 2015:

	Per share dividend amount	Date paid	Total cash payment
Declaration date	$/share		$ in millions
February 18, 2015	0.01	March 25, 2015	0.7
May 6, 2015	0.01	June 10, 2015	0.7
On June 18, 2015, the Board suspended dividend payments.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

On August 24, 2015, our stockholders approved a certificate of amendment to our amended and restated certificate of incorporation providing for a1-for-7 reverse stock split of our common stock and a reduction in the number of authorized shares of our common stock from 200 million to 30 million. The reverse stock split became effective upon filing of the certificate of amendment with the Secretary of State of Delaware on August 25, 2015.
15.SHARE-BASED PAYMENTS
We recorded stock compensation expense as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	$	$	$	$
Restricted stock and restricted stock unit equity awards	0.7	0.9	2.3	2.5
Total stock compensation expense	0.7	0.9	2.3	2.5
Share-based payment awards held by employee and non-employee directors include stock options, restricted stock, and restricted stock units (“RSUs”). Restricted stock and RSUs have either service-vesting and/or performance-vesting requirements, including, with respect to some performance-vesting awards, market price-based conditions.
As of September 30, 2015, total unrecognized stock compensation expense related to share-based payment awards was $4.1 million. We will recognize this amount over a weighted-average period of one year, six months. During first quarter 2015, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2013 because the performance conditions have now been determined. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2014 or 2015 because the performance conditions had not been determined as of September 30, 2015. Outstanding share-based payment awards include dividend equivalent RSUs and restricted stock in connection with any dividend payments to stockholders.
Our stock option activity during the nine months ended September 30, 2015 was as follows:

	Employee options and non-employee director options			Prior investor director provider options
	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)	Common shares	Weighted-average exercise price	Intrinsic value (in millions)(1)
		$	$		$	$
Outstanding, December 31, 2014	148,556	12.74	2.0	20,000	63.00	—
Exercised	(38,299)	9.51	0.3	—	—	—
Expired	(5,659)	7.98	—	—	—	—
Outstanding, September 30, 2015	104,598	14.19	—	20,000	63.00	—
Fully vested and exercisable, September 30, 2015 (weighted-average remaining contractual term of 2.7 years and 2.1 years, respectively)	104,598	14.19	—	20,000	63.00	—

(1)	Options that were not in-the-money at September 30, 2015 and December 31, 2014, and therefore have a negative intrinsic value, have been excluded from intrinsic value calculations.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

Restricted stock and RSU equity award activity during the nine months ended September 30, 2015 was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards
	#	$	#	$	#	$	#
Non-vested, December 31, 2014	167,726	—	58,951	—	24,742	—	117,057
Granted	179,154	16.61	—	—	—	—	73,700
Grant date determined during the period	—	—	57,349	20.86	—	—	(57,349)
Dividend equivalent units granted	2,213	12.39	650	13.69	267	13.08	1,149
Vested (aggregate intrinsic value of $2.2 million)	(136,173)	28.47	(18,594)	74.20	—	—	(2,594)
Forfeited	(8,705)	26.24	(3,014)	51.02	—	—	(3,794)
Cancelled	—	—	(41,259)	80.25	—	—	—
Non-vested, September 30, 2015 (aggregate intrinsic value of $0.7 million)	204,215		54,083		25,009		128,169
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
We determined the grant date fair value of our service-vesting and performance-vesting restricted stock and RSUs based on the closing price of our common stock on the grant date. For performance-based, market price vesting restricted stock, the fair value of the awards on the date of grant was calculated using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market-based award based on assumptions regarding the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company.
We estimate a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2015. We expect all share-based payment awards granted to executives and directors to vest. Service-vesting restricted stock and RSUs will generally vest over three years, on each of the first three anniversaries of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. A grant date had not been determined as of September 30, 2015 for performance-vesting awards granted in 2014 or 2015 because the performance conditions had not yet been determined.
During the second quarter of 2015 our previous principal stockholders, Apollo Management VI, L.P. (“AIFVI”) and Noranda Holdings, L.P. (collectively with AIFVI, the “Apollo Funds”), sold all of their Company common shares. See Note 18, “Related Party Transactions”. We previously granted to Apollo Management VI, L.P. and Apollo Alternative Assets, L.P., affiliates of the Apollo Funds, cash-settled, service-vesting RSUs, which are treated for accounting purposes as liability awards, in lieu of RSUs that would otherwise be granted under the director compensation program. The holders of the cash settled RSUs forfeited these awards upon the closing of the sale of our common shares by the Apollo Funds on May 15, 2015.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

RSU liability award activity was as follows:

RSUs
#
Non-vested, December 31, 2014	8,603
Granted	—
Dividend equivalent units granted	34
Vested	—
Shares forfeited	(8,571)
Dividend equivalent units forfeited	(66)
Non-vested, September 30, 2015	—
16.NET LOSS PER SHARE
Basic and diluted net loss per common share (“EPS”) for the three and nine months ended September 30, 2015 and 2014 were calculated as follows (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(175.1)	$(3.9)	$(203.2)	$(28.3)
Weighted-average common shares outstanding*:
Basic	10.01	9.84	9.93	9.80
Diluted	10.01	9.84	9.93	9.80
Net loss per common share:
Basic	$(17.49)	$(0.40)	$(20.46)	$(2.89)
Diluted	$(17.49)	$(0.40)	$(20.46)	$(2.89)

*
The Net loss per common share and Weighted-average shares outstanding amount for all periods presented reflect the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

Certain share-based payment awards whose terms and conditions are described in Note 15, “Share-Based Payments,” could potentially be dilutive in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table provides information regarding the type and weighted average number of antidilutive securities outstanding during the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Options	0.13	1.19	0.15	1.23
Service-vesting restricted stock and RSUs and Dividend equivalent units	0.21	1.23	0.18	1.00
Performance-vesting restricted stock and RSUs and Dividend equivalent units	0.03	0.24	0.02	0.20
Antidilutive securities	0.37	2.66	0.35	2.43
17.INCOME TAXES
Our effective income tax rate was approximately 13.3% for the three months ended September 30, 2015 and (5.4)% for the three months ended September 30, 2014. The effective income tax rate for the three months ended September 30, 2015 was primarily impacted by state income taxes, goodwill impairment, and a foreign deferred tax asset valuation allowance.The effective tax rate for the three months ended September 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
Our effective income tax rate was approximately 14.4% for the nine months ended September 30, 2015 and 24.7% for the nine months ended September 30, 2014. The effective income tax rate for the nine months ended September 30, 2015 was primarily impacted by state income taxes, goodwill impairment, a foreign deferred tax asset valuation allowance, release of previously unrecognized tax benefits, and a stock-based compensation shortfall. As to the stock-based compensation shortfall, for the nine months ended September 30, 2015, we recognized $1.0 million of income tax expense because we are required to record a shortfall in the period in which it occurred.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

The effective tax rate for the nine months ended September 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
18.RELATED PARTY TRANSACTIONS
On May 15, 2015, the Apollo Funds sold 3,262,857 shares of our common stock in a public offering. Subsequent to the offering, the Apollo Funds no longer owned any shares of the Company’s common stock, and is no longer deemed to be a related party.
19.NON-CONTROLLING INTEREST
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
NBL is a party to several agreements (collectively, the “Mining Agreements”) with the GOJ. NBL and the GOJ have equal voting rights in NJBP’s executive committee. NBL manages the mining operations under a management agreement. NBL receives bauxite from NJBP at NJBP’s cost and pays the GOJ a return on its investment in NJBP through fees paid by NBL pursuant to an establishment agreement, as amended, that defines the negotiated fiscal regime between the GOJ and NBL. NBL also has a mining lease provided by the GOJ for the supply of bauxite. The lease ensures access to sufficient reserves in a specified concession area to enable NBL to ship annually 4.5 million dry metric tonnes (“DMT”) of bauxite from mining operations through September 30, 2030. In 2013, the GOJ provided to NBL the option to mine up to 5.1 million DMT of bauxite during 2013 and up to 5.4 million DMT per annum for the period 2014 through 2017.
In return for these rights, NBL is required to pay fees specified in the establishment agreement, as amended, consisting of a dedication fee, depletion fee, asset usage fee, production levy and royalty. As of September 30, 2015 and December 31, 2014, we recorded accrued liabilities of $11.7 million and $5.9 million, respectively, for these fees.
Under the agreements with the GOJ, NBL committed to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2017. The terms of the establishment agreement, as amended, required NBL to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011. NBL applied $1.3 million of these prepaid income taxes to its income tax liability in 2011, leaving a balance of $12.7 million at both September 30, 2015 and December 31, 2014. These prepaid taxes can be used in perpetuity, subject to an annual limitation.
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
In NBL’s Statement of Case, submitted to the arbitration panel on July 2, 2015, NBL has alleged, among other things, that in breach of the establishment agreement and/or other commitments by the GOJ, (i) the GOJ has failed to afford NBL treatment at least as favorable as that afforded to other bauxite and alumina producers in Jamaica with respect to, among other things, the production levy (the “equal treatment claim”) and (ii) the GOJ has failed to keep in effect, through December 31, 2017, the production levy structure that was in effect prior to January 1, 2015. NBL also has alleged that, under the Jamaica Bauxite and Alumina (Special Provisions) Act of 1977 (the “Special Provisions Act”), NBL is entitled to offset certain income taxes paid against the production levy. NBL seeks, among other things, relief from the production levy and a refund of levy payments previously made, or damages, with respect to the equal treatment claim; a declaratory order that would, in essence, provide that NBL’s obligation to pay the production levy in the 2015-2017 period be calculated in accordance with the production levy rate in effect during 2012-2014; and declaratory relief confirming NBL’s entitlement, under the Special Provisions Act, to income tax offsets against the production levy previously paid, as claimed by NBL. In addition, NBL seeks interest and costs.
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

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

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
On June 9, 2015, NBL entered into an interim agreement with the GOJ related to the dispute regarding the production levy. The interim agreement addresses payments of the production levy to the GOJ until the earlier of December 31, 2015 or the date on which an arbitration award is delivered in the pending arbitration proceeding related to the production levy. Under the terms of the interim agreement, NBL provides US $5.00 per DMT (US $3.75 per DMT in cash and US $1.25 of irrevocable letters of credit) as an interim levy on all bauxite it exports from Jamaica. NBL paid $8.9 million in cash and provided $3.9 million in letters of credit during the nine months ended September 30, 2015 pursuant to the interim agreement, in payment of its interim production levy obligations for the first, second and third quarters of 2015. The production levy payment rate under the interim agreement exceeds the rate in effect during 2014, and we estimate that payments under the interim agreement during the fourth quarter of 2015 through the earlier of December 31, 2015 or the date on which an arbitration award is delivered will continue to increase cost of sales, as compared to corresponding quarters in the prior year, at the rate of approximately $3.0 million per quarter. However, the final production levy will be determined through the arbitration process, and production levy payments under the interim agreement are subject to refund if NBL is successful in the arbitration.
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

	September 30, 2015			December 31, 2014
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	0.7	—	0.7	0.8	—	0.8
Accounts receivable, net	11.4	(11.4)	—	13.5	(13.5)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	10.5	—	10.5	14.3	—	14.3
Other current assets	9.7	—	9.7	8.1	—	8.1
Property, plant and equipment, net	46.9	—	46.9	45.0	—	45.0
Other assets	8.8	—	8.8	7.4	—	7.4
Accounts payable	(69.9)	56.8	(13.1)	(71.8)	55.5	(16.3)
Accrued liabilities	(4.6)	—	(4.6)	(3.9)	—	(3.9)
Environmental, land and reclamation liabilities	(1.8)	—	(1.8)	(1.5)	—	(1.5)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
St. Ann’s net investment and advances to NJBP	5.7	45.4	51.1	5.9	42.0	47.9
The liabilities recognized as a result of consolidating NJBP do not represent additional claims on our general assets. NJBP’s creditors have claims only on the specific assets of NJBP and St. Ann. Similarly, the assets of NJBP do not represent additional assets available to satisfy claims against our general assets.
NBL receives bauxite from NJBP at cost, excluding the mining lease fees described above; therefore, NJBP operates at breakeven. Further, all obligations to the GOJ are provided through the payments from NBL under the various fees, levies and royalties described above. In these circumstances, no portion of NJBP’s net income (loss) or consolidated comprehensive income (loss) is allocated to the non-controlling interest. We do not expect the balance of the non-controlling interest to change from period to period unless there is an adjustment to the fair value of inventory or property, plant and equipment, as may occur in a lower of cost or market or asset impairment scenario.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

20.	CONDENSED CONSOLIDATED SUBSIDIARY ISSUER AND PARENT AND SUBSIDIARY GUARANTOR FINANCIAL INFORMATION
The AcquisitionCo Notes are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB Capital LLC, a domestic subsidiary in which we have a 100% ownership interest, and NBL are not guarantors of the senior secured credit facilities or the AcquisitionCo Notes. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes on a joint and several basis with the subsidiary guarantors. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries.
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
The accounting policies used in the preparation of the guarantor financial statements are consistent with those described in Note 1, “Accounting Policies” to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. Consolidating entries and eliminations in the following condensed consolidated financial statements represent adjustments to eliminate (i) intercompany transactions between or among the Issuer, the Parent Guarantor, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, and (ii) investments in the Issuer and subsidiaries.

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of September 30, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.1	6.5	0.8	1.5	—	8.9
Accounts receivable, net:
Trade	—	—	88.1	4.1	—	92.2
Affiliates	19.8	11.9	11.6	—	(43.3)	—
Inventories, net	—	—	139.8	22.8	—	162.6
Other current assets	6.9	2.3	16.7	13.0	—	38.9
Total current assets	26.8	20.7	257.0	41.4	(43.3)	302.6
Investments in affiliates	(64.4)	1,162.3	—	—	(1,097.9)	—
Advances due from affiliates	137.0	215.5	857.2	63.5	(1,273.2)	—
Property, plant and equipment, net	—	—	622.2	70.2	—	692.4
Goodwill	—	—	—	—	—	—
Other intangible assets, net	—	—	44.5	—	—	44.5
Other assets	—	4.3	43.9	33.8	—	82.0
Total assets	99.4	1,402.8	1,824.8	208.9	(2,414.4)	1,121.5
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	104.1	13.7	—	117.8
Affiliates	—	19.8	—	23.5	(43.3)	—
Accrued liabilities	—	7.2	53.5	26.7	—	87.4
Deferred tax liabilities	—	—	—	—	—	—
Current portion of long-term debt and lease financing	—	4.9	6.1	5.6	—	16.6
Total current liabilities	—	31.9	163.7	69.5	(43.3)	221.8
Long-term debt and lease financing, net	—	636.0	12.0	12.7	—	660.7
Pension and other post-retirement liabilities	—	—	184.6	7.9	—	192.5
Other long-term liabilities	—	—	35.8	8.7	—	44.5
Advances due to affiliates	199.6	776.4	292.1	5.1	(1,273.2)	—
Long-term deferred tax liabilities	29.5	22.9	72.9	0.4	—	125.7
Stockholders’ equity:
Common stock	0.1	—	—	—	—	0.1
Capital in excess of par value	246.7	352.1	1,122.3	83.8	(1,558.2)	246.7
Accumulated earnings (deficit)	(273.0)	(313.0)	40.7	19.1	253.2	(273.0)
Accumulated other comprehensive income (loss)	(103.5)	(103.5)	(99.3)	(4.3)	207.1	(103.5)
Total stockholders’ equity (deficit)	(129.7)	(64.4)	1,063.7	98.6	(1,097.9)	(129.7)
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity (deficit)	(129.7)	(64.4)	1,063.7	104.6	(1,097.9)	(123.7)
Total liabilities and equity	99.4	1,402.8	1,824.8	208.9	(2,414.4)	1,121.5

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Balance Sheet as of December 31, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.5	7.1	3.3	9.6	—	20.5
Accounts receivable, net:
Trade	—	—	102.4	0.1	—	102.5
Affiliates	19.5	12.0	10.0	—	(41.5)	—
Inventories, net	—	—	168.2	28.5	—	196.7
Other current assets	4.2	—	11.4	11.8	—	27.4
Total current assets	24.2	19.1	295.3	50.0	(41.5)	347.1
Investments in affiliates	266.1	1,537.3	—	—	(1,803.4)	—
Advances due from affiliates	—	134.0	736.9	63.5	(934.4)	—
Property, plant and equipment, net	—	—	627.4	67.6	—	695.0
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	49.3	—	—	49.3
Other assets	—	5.8	51.6	31.7	—	89.1
Total assets	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	112.1	10.5	—	122.6
Affiliates	—	19.5	—	22.0	(41.5)	—
Accrued liabilities	—	2.3	35.2	21.6	—	59.1
Deferred tax liabilities	0.1	—	11.6	—	—	11.7
Current portion of long-term debt and lease financing	—	4.9	1.1	5.6	—	11.6
Total current liabilities	0.1	26.7	160.0	59.7	(41.5)	205.0
Long-term debt and lease financing, net	—	639.5	—	16.9	—	656.4
Pension and other post-retirement liabilities	—	—	187.9	7.5	—	195.4
Other long-term liabilities	—	—	35.9	10.0	—	45.9
Advances due to affiliates	197.3	737.2	—	—	(934.5)	—
Long-term deferred tax liabilities	26.8	26.7	89.3	0.4	0.1	143.3
Stockholders’ equity:
Common stock	0.1	—	—	—	—	0.1
Capital in excess of par value	244.2	352.1	1,199.7	83.8	(1,635.6)	244.2
Accumulated earnings (deficit)	(68.2)	24.0	330.8	32.9	(387.7)	(68.2)
Accumulated other comprehensive income (loss)	(110.0)	(110.0)	(105.5)	(4.4)	219.9	(110.0)
Total stockholders’ equity	66.1	266.1	1,425.0	112.3	(1,803.4)	66.1
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity	66.1	266.1	1,425.0	118.3	(1,803.4)	72.1
Total liabilities and equity	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended September 30, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	294.7	33.6	(18.8)	309.5
Operating costs and expenses:
Cost of sales	—	—	322.2	32.6	(18.8)	336.0
Selling, general and administrative	0.9	0.3	20.5	4.2	—	25.9
Goodwill and other intangibles impairment	—	—	137.9	—	—	137.9
Other recoveries	—	—	(8.7)	—	—	(8.7)
Total operating costs and expenses	0.9	0.3	471.9	36.8	(18.8)	491.1
Operating loss	(0.9)	(0.3)	(177.2)	(3.2)	—	(181.6)
Other (income) expense:
Interest expense (income), net	(0.1)	12.6	0.1	0.4	—	13.0
Loss on hedging activities, net	—	—	7.3	—	—	7.3
Total other (income) expense, net	(0.1)	12.6	7.4	0.4	—	20.3
Loss before income taxes	(0.8)	(12.9)	(184.6)	(3.6)	—	(201.9)
Income tax (benefit) expense	0.3	3.1	(30.2)	—	—	(26.8)
Equity in net income (loss) of subsidiaries	(174.0)	(158.0)	—	—	332.0	—
Net income (loss)	(175.1)	(174.0)	(154.4)	(3.6)	332.0	(175.1)
Other comprehensive income (loss)	2.2	2.2	2.0	—	(4.2)	2.2
Total comprehensive income (loss)	(172.9)	(171.8)	(152.4)	(3.6)	327.8	(172.9)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Three months ended September 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	349.5	30.8	(18.9)	361.4
Operating costs and expenses:
Cost of sales	—	—	323.3	31.1	(18.9)	335.5
Selling, general and administrative	1.3	0.1	14.6	3.6	—	19.6
Total operating costs and expenses	1.3	0.1	337.9	34.7	(18.9)	355.1
Operating income (loss)	(1.3)	(0.1)	11.6	(3.9)	—	6.3
Other (income) expense:
Interest expense (income), net	(0.1)	12.4	—	0.3	—	12.6
Gain on hedging activities, net	—	—	(2.6)	—	—	(2.6)
Total other (income) expense, net	(0.1)	12.4	(2.6)	0.3	—	10.0
Income (loss) before income taxes	(1.2)	(12.5)	14.2	(4.2)	—	(3.7)
Income tax (benefit) expense	(0.5)	(4.2)	4.9	—	—	0.2
Equity in net income (loss) of subsidiaries	(3.2)	5.1	—	—	(1.9)	—
Net income (loss)	(3.9)	(3.2)	9.3	(4.2)	(1.9)	(3.9)
Other comprehensive income (loss)	0.7	0.7	0.7	—	(1.4)	0.7
Total comprehensive income (loss)	(3.2)	(2.5)	10.0	(4.2)	(3.3)	(3.2)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Nine months ended September 30, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	950.8	95.6	(58.6)	987.8
Operating costs and expenses:
Cost of sales	—	—	935.4	94.7	(58.6)	971.5
Selling, general and administrative	3.1	0.6	56.0	15.0	—	74.7
Goodwill and other intangibles impairment	—	—	137.9	—	—	137.9
Other recoveries	—	—	(8.7)	—	—	(8.7)
Total operating costs and expenses	3.1	0.6	1,120.6	109.7	(58.6)	1,175.4
Operating loss	(3.1)	(0.6)	(169.8)	(14.1)	—	(187.6)
Other (income) expense:
Interest expense (income), net	(0.3)	38.3	0.2	1.2	—	39.4
Loss on hedging activities, net	—	—	10.5	—	—	10.5
Total other (income) expense, net	(0.3)	38.3	10.7	1.2	—	49.9
Loss before income taxes	(2.8)	(38.9)	(180.5)	(15.3)	—	(237.5)
Income tax (benefit) expense	0.8	(6.1)	(29.0)	—	—	(34.3)
Equity in net income (loss) of subsidiaries	(199.6)	(166.8)	—	—	366.4	—
Net income (loss)	(203.2)	(199.6)	(151.5)	(15.3)	366.4	(203.2)
Other comprehensive income (loss)	6.5	6.5	6.2	0.1	(12.8)	6.5
Total comprehensive income (loss)	(196.7)	(193.1)	(145.3)	(15.2)	353.6	(196.7)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Operations
Nine months ended September 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	982.4	90.9	(54.4)	1,018.9
Operating costs and expenses:
Cost of sales	—	—	930.0	87.3	(54.4)	962.9
Selling, general and administrative	3.5	0.6	42.7	11.3	—	58.1
Total operating costs and expenses	3.5	0.6	972.7	98.6	(54.4)	1,021.0
Operating income (loss)	(3.5)	(0.6)	9.7	(7.7)	—	(2.1)
Other (income) expense:
Interest expense (income), net	(0.3)	37.1	0.1	0.8	—	37.7
Gain on hedging activities, net	—	—	(2.2)	—	—	(2.2)
Total other (income) expense, net	(0.3)	37.1	(2.1)	0.8	—	35.5
Income (loss) before income taxes	(3.2)	(37.7)	11.8	(8.5)	—	(37.6)
Income tax expense (benefit)	(0.7)	(12.7)	4.1	—	—	(9.3)
Equity in net income (loss) of subsidiaries	(25.8)	(0.8)	—	—	26.6	—
Net income (loss)	(28.3)	(25.8)	7.7	(8.5)	26.6	(28.3)
Other comprehensive income (loss)	2.3	2.3	2.4	—	(4.7)	2.3
Total comprehensive income (loss)	(26.0)	(23.5)	10.1	(8.5)	21.9	(26.0)

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2015
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.3)	8.8	20.0	(3.5)	—	25.0
INVESTING ACTIVITIES
Capital expenditures	—	—	(53.0)	(4.6)	—	(57.6)
Insurance proceeds from casthouse and other	—	—	1.7	—	—	1.7
Proceeds from corporate owned life insurance policy	—	—	6.4	—	—	6.4
Proceeds from sale of property, plant and equipment	—	—	2.2	—	—	2.2
Cash used in investing activities	—	—	(42.7)	(4.6)	—	(47.3)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	—	—	—	—	(0.2)
Dividends paid to stockholders	(1.4)	—	—	—	—	(1.4)
Repayments on revolving credit facility	—	(226.0)	—	—	—	(226.0)
Borrowings on revolving credit facility	—	226.0	—	—	—	226.0
Repayments of long-term debt and lease financing	—	(7.9)	(0.8)	—	—	(8.7)
Borrowings on long-term debt and lease financing	—	—	17.4	—	—	17.4
Distribution (to parent) from subsidiary	1.5	(1.5)	—	—	—	—
Short-term product financing	—	—	3.6	—	—	3.6
Cash provided by (used in) financing activities	(0.1)	(9.4)	20.2	—	—	10.7
Change in cash and cash equivalents	(0.4)	(0.6)	(2.5)	(8.1)	—	(11.6)
Cash and cash equivalents, beginning of period	0.5	7.1	3.3	9.6	—	20.5
Cash and cash equivalents, end of period	0.1	6.5	0.8	1.5	—	8.9

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Notes to Unaudited Condensed Consolidated Financial Statements

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2014
(in millions)
(unaudited)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	0.4	(45.5)	53.7	(4.4)	—	4.2
INVESTING ACTIVITIES
Capital expenditures	—	—	(52.5)	(7.4)	—	(59.9)
Proceeds from sale of property, plant and equipment	—	—	0.2	—	—	0.2
Cash used in investing activities	—	—	(52.3)	(7.4)	—	(59.7)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(1.1)	—	—	—	—	(1.1)
Dividends paid to stockholders	(2.1)	—	—	—	—	(2.1)
Repayments of long-term debt and lease financing	—	(3.6)	—	—	—	(3.6)
Borrowings on long-term debt and lease financing	—	(7.0)	—	14.2	—	7.2
Repayments on revolving credit facility	—	(86.0)	—	—	—	(86.0)
Borrowings on revolving credit facility	—	86.0	—	—	—	86.0
Distribution (to parent) from subsidiary	2.8	(2.8)	—	—	—	—
Cash provided by (used in) financing activities	(0.4)	(13.4)	—	14.2	—	0.4
Change in cash and cash equivalents	—	(58.9)	1.4	2.4	—	(55.1)
Cash and cash equivalents, beginning of period	0.4	66.7	1.1	11.2	—	79.4
Cash and cash equivalents, end of period	0.4	7.8	2.5	13.6	—	24.3

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
Overview and Recent Developments
We are a leading North American integrated producer of value-added primary aluminum and high-quality rolled aluminum coils. We have two businesses: our upstream business and downstream business. Our upstream business is one of the largest U.S. producers of primary aluminum, and consists of three reportable segments: Primary, Alumina and Bauxite. These three segments are closely integrated and consist of a smelter near New Madrid, Missouri, which we refer to as “New Madrid,” and supporting operations at our bauxite mining operation near St. Ann, Jamaica, which we refer to as “St. Ann” and alumina refinery in Gramercy, Louisiana, which we refer to as “Gramercy.” In 2014, New Madrid produced approximately 557 million pounds (253,000 metric tonnes) of primary aluminum, representing approximately 14.6% of total 2014 U.S. primary aluminum production, based on statistics from CRU International Limited. Our downstream business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mill facilities with a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
As an integrated primary aluminum producer, our revenues are significantly affected by changes in the Midwest Transaction Price (“MWTP”) (comprised of London Metal Exchange (“LME”) and Midwest Transaction Premium aluminum prices). Our significant cost components for producing primary aluminum, are captured in a metric we refer to as our integrated primary aluminum net cash cost (“Net Cash Cost”). These costs, specifically the cost of alumina used in our operations, which we provide internally, and the cost of electricity for our New Madrid smelter are not directly tied to the LME aluminum price. As a result, when the MWTP declines or remains at low levels for an extended period, we can see a negative impact to our financial condition, results of operations and cash flows unless we are able to mitigate that negative impact by reducing our Net Cash Cost.
Key third quarter 2015 metrics were as follows:

•	The average realized MWTP decreased to $0.79 in third quarter 2015 from $1.08 in third quarter 2014.

•
Integrated primary aluminum net cash cost Net Cash Cost was $1.06 per pound compared to $0.90 per pound in the third quarter of 2014. The $0.16 per pound increase in Net Cast Cost was primarily due to the negative impact of operating the smelter below capacity (8 cents per pound), pricing adjustments (3 cents per pound) and lower value-added shipments at Primary (2 cents per pound).

•	Total segment loss was $26.4 million, compared to total segment profit of $36.6 million in the third quarter 2014.

•
During the third quarter of 2015 we recorded a non-cash impairment to our Primary segment’s goodwill for the full carrying amount of $137.6 million which resulted in a zero balance for goodwill as of September 30, 2015. See “Critical Accounting Policies and Estimates - Goodwill and Other Intangibles Impairment” below for additional information.

Our Actions in a Challenging Aluminum Price Environment
We are confronting an extremely difficult aluminum price environment. The MWTP declined to a post-global financial crisis low of 75 cents per pound during the third week of August 2015; although the MWTP recovered slightly to 78 cents per pound at quarter-end, it subsequently declined to 75 cents as of November 6, 2015. Aluminum prices at these levels challenge the financial resources of substantially all aluminum producers, not just Noranda. Recently, other aluminum producers operating in the U.S. have announced the idling of facilities accounting for over 700 million metric tonnes of annual aluminum production
In this price environment we have an on-going process for evaluating our smelter production capacity. Following our initial assessments we have continued to operate all three of our pot lines. We have followed this course because our analysis has shown this to have best impact on cash flow and liquidity for the enterprise. However, the process is on-going and involves the consideration of multiple variables and scenarios. We are routinely re-evaluating whether any curtailment is necessary.
We are working to stabilize our operations at the aluminum smelter where production issues have had a negative impact on Net Cash Cost since third quarter 2014. We are also working to reduce operating costs across the integrated upstream platform, and to tightly manage our balance sheet to free up cash. These actions are designed to achieve sustainable operations and targeted cost structure improvements so that we can generate positive cash flow even during the troughs of the aluminum pricing cycle. However, in light of the significant challenges we confront, including the unpredictability of aluminum prices, we cannot assure that our efforts will be successful.

Production Issues at the Smelter
Since the third quarter of 2014 we have experienced an unusually high concentration of reduction cell failures at our New Madrid smelter. Despite our attempts to rebuild and replace failed cells, our timetable for returning the smelter to full production has been delayed.
Among other things, reduction cell failures and rebuilds affected other aspects of the production process, requiring the reallocation of personnel effort towards stabilizing the entire production process. In addition, since the rebuilding of reduction cells requires significant investment in labor and materials the sharp drop in aluminum prices that began in May 2015 adversely affected the economics of ramping up production. Moreover, peak power surcharges in effect from June through September had a further negative impact on the economics of ramping up production.
As a result, in third quarter we placed emphasis on addressing the process and equipment bottlenecks that limited the effectiveness of our previous efforts to restart a large number of pots. Although much work remains before we have eliminated the costs of reliability issues from the smelter, during third quarter we were successful at returning the majority of those processes to a steady-state operation.
The challenges confronting the New Madrid smelter were exacerbated when on August 4, 2015, an explosion occurred at the smelter’s casthouse. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we have redirected the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. Nevertheless, our inability to produce extrusion billet has adversely affected Primary segment operation results. We have completed the cleanup of the facility and have made a preliminary damage assessment. We have developed a dynamic working plan for restoring billet production as soon as practicable given market conditions and equipment lead times. We anticipate that a substantial portion of the loss resulting from the incident will be covered by our property and business interruption insurance. As of September 30, 2015, we have received $6.4 million from our property insurance, $1.0 million of which has been allocated towards capital expenditures.
Transforming Our Business and Reducing Our Costs
On October 30, 2013, we announced a productivity program covering the three year period from 2014 to 2016 whose goal was to achieve $85 million of gains from functional streamlining, improving production processes, and changes in strategic sourcing of input costs. We have now either realized or begun to realize savings on 55% of our $85 million three year productivity target, and have made substantial progress on another 18% of that target.
The Company completed a port expansion project in Jamaica during the first quarter of 2015. The project increased the depth and breadth of the port, which, beginning in April 2015, enabled Noranda to load approximately 10-15% more bauxite onto vessels used to transport our bauxite. As a result, we expect to reduce shipping costs in the Bauxite and Alumina segments by more than $5 million per year. The project also provides the opportunity to increase the volume of our third party bauxite sales, subject to demand at a sufficient price and approval by the GOJ.
On April 29, 2015 the Missouri Public Service Commission (the “PSC”) issued an order approving a reduced electricity rate structure for the Company’s aluminum smelter in New Madrid, Missouri. At full production, the new structure is expected to reduce New Madrid’s annual power cost by approximately $17 to $25 million or $0.03 to $0.04 per pound of primary aluminum sold. The lower rate structure became effective on June 1, 2015 and will remain effective for at least three years. The PSC’s order requires Noranda to meet certain ongoing conditions including (i) maintaining employment levels at the New Madrid smelter at a daily average of 850 full-time equivalent personnel; (ii) investing an annual inflation-adjusted $35 million in capital expenditures as defined by U.S. GAAP at the New Madrid smelter; and (iii) refraining from paying special dividends. If the PSC determines that we have materially violated the conditions, and no exception is available under the Report and Order, rates at the smelter would revert to the previous rate structure on a prospective basis. In June 2015, Ameren Missouri filed a notice of appeal to the PSC’s ruling with the Missouri Court of Appeals, Western District, reserving the right to appeal various aspects of the ruling, including the reduction to Noranda’s electric rates.
Other Developments
On May 27, 2015, we received a notice of termination from Union Electric Company d/b/a/Ameren Missouri (“Ameren, Missouri”), advising that, effective June 1, 2020, Ameren Missouri is terminating the December 14, 2004 agreement between Ameren Missouri and the Company, under which we agreed to purchase substantially all of the New Madrid smelter’s electrical requirements (“power supply contract”). We have not yet determined the course of action we will pursue in response to Ameren Missouri’s notice of termination. However, we believe that, even if the contract terminates in 2020, Ameren Missouri maintains a legal obligation to supply electricity to the New Madrid smelter, at rates approved by the PSC, under a Certificate of Convenience and Necessity issued by the PSC in 2005 (the “Certificate”). The Certificate expanded Ameren Missouri’s service area to encompass the New Madrid smelter. Ameren Missouri may not remove the New Madrid smelter from its service area without the express approval of the PSC. Moreover, during the remaining period that the power supply contract will remain in effect, we may seek to negotiate a new agreement with Ameren Missouri. Alternatively, and as permitted by Section 91.026 of the Missouri Revised Statutes, we may seek to enter into an agreement with another provider of electric power, wherever located, to purchase electricity for our New Madrid operations.
As previously disclosed, the Company received a notice from Ameren Missouri, during the second quarter of 2015, demanding an additional security deposit as collateral for future invoices under the power supply contract. During the third quarter of 2015, the

Company and Ameren Missouri reached an agreement under which, among other things, the timing of payments by the Company to Ameren Missouri for electricity has been modified, and Ameren Missouri has, in effect, withdrawn its demand.
One June 9, 2015; Noranda Bauxite Limited (“NBL”), w wholly-owned subsidiary of Noranda HoldCo entered into an interim agreement with the GOJ related to the dispute regarding the NBL’s production levy payments to the GOJ. The interim agreement addresses payments of the production levy to the GOJ until the earlier of December 31, 2015 or the date on which an arbitration award is delivered in the pending arbitration proceeding related to the production levy. Under the terms of the interim agreement, NBL provides US $5.00 per DMT (US $3.75 per DMT in cash and US $1.25 of irrevocable letters of credit) as an interim levy on all bauxite it exports from Jamaica. NBL paid $8.9 million in cash and provided $3.9 million in letters of credit during the nine months ended September 30, 2015 pursuant to the interim agreement, in payment of its interim production levy obligations for the first, second and third quarters of 2015. The production levy payment rate under the interim agreement exceeds the rate in effect during 2014, and we estimate that payments under the interim agreement during the fourth quarter of 2015 through the earlier of December 31, 2015 or the date on which an arbitration award is delivered will continue to increase cost of sales, as compared to corresponding quarters in the prior year, at the rate of approximately $3.0 million per quarter. However, the final production levy will be determined through the arbitration process, and production levy payments under the interim agreement are subject to refund if NBL is successful in the arbitration. See Note 19, “Non-Controlling Interest,” to the unaudited condensed consolidated financial statements included in this report for additional information
Forward-looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, anticipated reductions in shipping costs as a result of our port expansion project in Jamaica; the timing of our efforts to achieve operating stability at New Madrid; our expectation that a substantial portion of the loss resulting from the explosion and fire at the casthouse on the site of our New Madrid smelter will be covered by our property and business interruption insurance; our estimate of the rate of production levy payments under the interim agreement with the GOJ during the fourth quarter of 2015; our belief that cash flow from operations, available cash and borrowings will be adequate to meet our short-term liquidity needs; our anticipated costs, remaining expenditures and commencement of production with respect to our new rod mill in New Madrid; and the anticipated period during which the casthouse will return to normal production of extrusion billet. Forward-looking statements are statements about future, not past, events and involve certain important risks and uncertainties, any of which could cause the Company’s actual results to differ materially from those expressed in forward-looking statements, including, without limitation: the cyclical nature of the aluminum industry and fluctuating commodity prices, which cause variability in earnings and cash flows; a downturn in general economic conditions, including changes in interest rates, as well as a downturn in the end-use markets for certain of the Company’s products; fluctuations in the relative cost of certain raw materials and energy compared to the price of primary aluminum and aluminum rolled products; our inability to address production issues at New Madrid in accordance with our expectations; unanticipated limitations on insurance coverage and delays in repairs with respect to the incident at New Madrid; the inability of our optimization strategy to achieve anticipated cost savings and operational improvements; delays in implementation of cost-saving projects; the effects of competition in Noranda’s business lines; Noranda’s ability to retain customers, a substantial number of which do not have long-term contractual arrangements with the Company; failure to maintain a competitive and sustainable power rate at the smelter in Missouri, with consequent risk of smelter closure; the ability to fulfill our business’ substantial capital investment needs; labor relations (i.e. disruptions, strikes or work stoppages) and labor costs; unexpected issues arising in connection with Noranda’s operations outside of the United States; the ability to retain key management personnel; and Noranda’s expectations with respect to its acquisition activity, or difficulties encountered in connection with acquisitions, dispositions or similar transactions.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are also disclosed in this report in Part II, Item 1A, “Risk Factors,” and in our Annual Report on Form 10-K for the year ended December 31, 2014 in Part I, Item 1A, “Risk Factors.”. All forward-looking information in this report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by our cautionary statements. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report on Form 10-Q may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Critical Accounting Policies and Estimates
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Preparation of these financial statements requires management to make significant judgments and estimates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1, “Accounting Policies” in our consolidated financial statements, in each case included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting policies and estimates. The following discussion provides updated information regarding goodwill impairment and inventory valuation.
Goodwill and Other Intangibles Impairment
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. Accounting standards allow companies to annually perform an initial qualitative assessment to determine if a triggering event has occurred. Nevertheless, we elected to continue to evaluate goodwill and other indefinite-lived intangible assets annually for impairment using a quantitative assessment that entails a two-step process. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.
We have monitored our Primary segment’s expected future cash flows on a quarterly basis for risk of impairment. In connection with our third quarter 2015 assessment of the Primary segment’s expected future cash flows, we considered, among other factors, a decrease in the MWTP below the Company’s Net Cash Cost per pound, the effects of the casthouse explosion at New Madrid on the Company’s production of value-added products such as billet over the near term, and the sustained decline in our stock price or a downgrading of our credit ratings, when combined with the factors noted above, may cause us to further evaluate our impairment risk. Negative factors specific to the third quarter included a decrease in the MWTP below the Company’s Net Cash Cost per pound and the effects of the cast house explosion on the Company’s production of value-added products such as billet over the near term. Based on our evaluation of the above factors during our analysis, which entailed an assessment of both negative and positive evidence, we determined that it was necessary to perform interim goodwill impairment testing during the quarter ended September 30, 2015. We also determined that it was necessary to perform interim impairment testing of other indefinite-lived intangible assets.
As a result of our quantitative analysis, we determined that the Primary segment’s goodwill was fully impaired, and we recognized a non-cash impairment charge of $137.6 million (the carrying amount of the Primary segment’s goodwill prior to the recognition of the impairment charge) as of September 30, 2015. We also recognized a non-cash impairment charge of $0.3 million related to other indefinite-lived intangible assets as of September 30, 2015.
Inventory Valuation
An actual valuation of inventory under the last-in, first-out (“LIFO”) method is made only at the end of each year based on the inventory costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory costs. Because these calculations are subject to many factors beyond management’s control, the final year-end LIFO inventory valuation could significantly differ from the interim estimates. To estimate the effect of LIFO on interim periods, we calculate a LIFO reserve each quarter, giving consideration to expected year-end inventory pricing.
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the nine months ended September 30, 2015, as a result of specified changes in inventory costs:

Inventory item	Sensitivity	Decrease in pre-tax income ($ in millions)
Primary segment:
Carbon-based products	10% increase in price	1.2
Alumina	$0.10 increase in LME per pound	1.6
Flat-Rolled segment:
Metal	$0.10 increase in LME per pound	4.2
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 1 to the unaudited condensed consolidated financial statements included in this report.

Results of Operations
To aid the reader in understanding the results of operations of each reported period and financial condition at the end of each reported period, we have provided the following discussion. You should read the following discussion together with the unaudited condensed consolidated financial statements and related notes included in this report.

Results of Operations
The following table sets forth certain unaudited condensed consolidated financial information for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share data and where noted):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Statements of operations data:
Sales	$309.5	$361.4	$987.8	$1,018.9
Operating costs and expenses:
Cost of sales	336.0	335.5	971.5	962.9
Selling, general and administrative	25.9	19.6	74.7	58.1
Goodwill and other intangibles impairment	137.9	—	137.9	—
Other recoveries	(8.7)	—	(8.7)	—
Total operating costs and expenses	491.1	355.1	1,175.4	1,021.0
Operating income (loss)	(181.6)	6.3	(187.6)	(2.1)
Other expense:
Interest expense, net	13.0	12.6	39.4	37.7
Loss on derivatives	7.3	(2.6)	10.5	(2.2)
Total other expense, net	20.3	10.0	49.9	35.5
Loss before income taxes	(201.9)	(3.7)	(237.5)	(37.6)
Income tax expense (benefit)	(26.8)	0.2	(34.3)	(9.3)
Net loss	$(175.1)	$(3.9)	$(203.2)	$(28.3)
Net loss per common share*:
Basic	$(17.49)	$(0.40)	$(20.46)	$(2.89)
Diluted	$(17.49)	$(0.40)	$(20.46)	$(2.89)
Weighted-average common shares outstanding*:
Basic (shares, in millions)	10.01	9.84	9.93	9.80
Diluted (shares, in millions)	10.01	9.84	9.93	9.80
Cash dividends declared per common share*	$—	$0.07	$0.07	$0.21
External sales by segment:
Bauxite	$14.7	$11.9	$37.0	$36.5
Alumina	64.3	57.3	171.6	150.4
Primary	89.3	135.0	337.0	391.4
Flat-Rolled	141.2	157.2	442.2	440.6
Total	$309.5	$361.4	$987.8	$1,018.9
Segment profit (loss):
Bauxite	$0.5	$(1.5)	$(0.5)	$(0.3)
Alumina	2.2	6.5	14.3	(8.6)
Primary	(38.8)	20.4	(11.9)	63.9
Flat-Rolled	18.1	17.6	47.2	43.6
Corporate	(8.9)	(6.0)	(23.7)	(20.0)
Eliminations	0.5	(0.4)	1.5	(0.9)
Total	$(26.4)	$36.6	$26.9	$77.7
Financial and other data:
Average realized Midwest transaction price (per pound)	$0.79	$1.08	$0.93	$1.00
Net Cash Cost (per pound shipped)	$1.06	$0.90	$0.92	$0.88
Shipments:
External shipments:
Bauxite (kMts)	568.1	543.7	1,566.9	1,664.7
Alumina (kMts)	211.7	178.7	547.6	482.5
Primary (pounds, in millions)	99.6	113.2	316.8	346.3
Flat-Rolled (pounds, in millions)	101.2	103.0	296.1	297.3
Intersegment shipments:
Bauxite (kMts)	657.0	658.1	2,082.1	1,938.8
Alumina (kMts)	59.3	129.9	292.6	378.7
Primary (pounds, in millions)	34.4	27.6	76.6	79.6

*
The Net loss per common share, Weighted-average shares outstanding, and Cash dividends declared per common share amounts for all periods presented reflect the 1-for-7 reverse stock split of the Company’s common stock that became effective on August 25, 2015.

Discussion of consolidated operating results for the three months ended September 30, 2015 compared to the three months ended September 30, 2014
Sales
Sales for the three months ended September 30, 2015 were $309.5 million compared to $361.4 million in the three months ended September 30, 2014, a decrease of 14.4%. This decrease was primarily due to lower selling prices due to the decrease in the MWTP and lower external shipments at Primary as a result of the production instabilities discussed above under “Overview and Recent Developments” partially offset by higher external shipments by Alumina.
Sales to external customers from our Primary segment decreased to $89.3 million in the three months ended September 30, 2015 from $135.0 million in the three months ended September 30, 2014. This $45.7 million decrease in sales resulted from lower realized MWTP, which reduced external sales by $29.5 million, and lower external shipments, which reduced external sales by $16.2 million.

•	Our average realized MWTP for the three months ended September 30, 2015 was $0.79 per pound, compared to $1.08 per pound in the three months ended September 30, 2014.
Sales to external customers from our Alumina segment in the three months ended September 30, 2015 increased to $64.3 million from $57.3 million in the three months ended September 30, 2014, driven primarily by higher volumes, which increased external sales by $10.6 million, partially offset by the $3.6 million effect of lower sales prices.
Sales to external customers from our Bauxite segment in the three months ended September 30, 2015 increased to $14.7 million from $11.9 million in the three months ended September 30, 2014, primarily as a result of higher external sales prices which increased external sales by $2.3 million, and an increase in external shipment volume, resulting in a $0.5 million external sales increase.
Sales to our external customers in our Flat-Rolled segment decreased to $141.2 million during the three months ended September 30, 2015 from $157.2 million in the three months ended September 30, 2014, primarily due to lower flow-through metal prices.
Cost of sales
Cost of sales for the three months ended September 30, 2015 was $336.0 million compared to $335.5 million in the three months ended September 30, 2014.
Total cost of sales in the Primary segment increased to $162.1 million for third quarter 2015 from $153.2 million for third quarter 2014. The increase primarily related to the negative impact of higher usage rates resulting from operating the smelter below capacity due to the production instabilities and the casthouse explosion discussed above under “Overview and Recent Developments.”
Total cost of sales in the Alumina segment was $80.5 million for third quarter 2015 compared to $89.5 million for third quarter 2014. The decrease in cost of sales was primarily due to favorable natural gas prices and improvements in key raw material usages.
Total cost of sales in the Bauxite segment was $32.6 million for third quarter 2015 compared to $31.1 million for third quarter 2014. The increase in cost of sales was primarily a result of the additional production levy of $3.0 million, partially offset by lower fuel costs.
Flat-Rolled segment cost of sales decreased to $120.2 million for third quarter 2015 from $146.7 million for third quarter 2014. The decrease related primarily to lower flow-through metal prices.
Selling, general and administrative expenses
Selling, general and administrative expenses in the three months ended September 30, 2015 increased to $25.9 million from $19.6 million in the three months ended September 30, 2014, primarily due to higher legal and other professional fees of $2.8 million and higher benefit costs of $1.7 million.
Goodwill and other intangibles impairment
During the three months ended September 30, 2015, we recognized a $137.6 million non-cash goodwill impairment charge and a $0.3 million non-cash impairment charge with respect to other intangibles. See “Critical Accounting Policies and Estimates - Goodwill and Other Intangibles Impairment” for additional information.
Other recoveries
During the three months ended September 30, 2015 we received property insurance proceeds related to the New Madrid casthouse explosion that occurred during the third quarter of 2015.
Operating loss (income)
Operating loss for the three months ended September 30, 2015 was $181.6 million compared to operating income of $6.3 million in the three months ended September 30, 2014. The decrease in operating income primarily resulted from the $137.6 million non-cash goodwill impairment charge, lower external shipments by the Primary segment, lower realized MWTP and higher selling, general and administrative expenses partially offset by higher external shipments by the Alumina segment.

Interest expense, net
Interest expense in the three months ended September 30, 2015 was $13.0 million compared to $12.6 million in the three months ended September 30, 2014. The increase in interest expense results primarily from interest on our asset based loan (“ABL”) and project specific financing. Our average outstanding indebtedness increased to $708.6 million during the third quarter of 2015 from $677.6 million in the third quarter of 2014.
(Gain) loss on hedging activities, net
Loss on hedging activities was $7.3 million in the three months ended September 30, 2015 compared to a gain of $2.6 million in the three months ended September 30, 2014. The increase in loss on hedging activities primarily results from the decrease in forward rates on LME aluminum and Midwest premium prices.
Loss before income taxes
Loss before income taxes was $201.9 million in the three months ended September 30, 2015, compared to loss before income taxes of $3.7 million in the three months ended September 30, 2014. The special items outlined below impacted the comparability of our pre-tax income for the three months ended September 30, 2015 and 2014 as follows (in millions):

	Three months ended September 30,
	2015	2014
	$	$
	Increase (decrease) to net income
Special items:
Gain (loss) on hedging activities: (1)
GAAP mark-to-market	(7.3)	2.6
Cash settlements received (paid)	(6.8)	2.7
Amount treated as special item	(0.5)	(0.1)
Other termination expenses	(0.5)	(0.7)
Non-recurring consulting fees	(1.4)	—
Non-recurring employee benefits	—	—
Goodwill and other intangibles impairment	(137.9)	—
Excess insurance recoveries	5.1	—
Other, net	0.2	(0.2)
Total special items (pre-tax)	(135.0)	(1.0)

(1)	Prior periods have been recalculated to conform to the current period calculation of the special items impact of gain (loss) on hedging activities.
Income tax expense (benefit)
Income tax benefit was $26.8 million in the three months ended September 30, 2015, compared to income tax expense of $0.2 million in the three months ended September 30, 2014.
Our effective income tax rate was approximately 13.3% for the three months ended September 30, 2015 and (5.4)% for the three months ended September 30, 2014. The effective income tax rate for the three months ended September 30, 2015 was primarily impacted by state income taxes, non-deductibility of our goodwill impairment, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the three months ended September 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
Net loss
Net loss was $175.1 million in the three months ended September 30, 2015, compared to net loss of $3.9 million in the three months ended September 30, 2014. The $171.2 million increase in net loss resulted from the $187.9 million decrease in operating income (reflecting the $137.6 million impairment charge), $9.9 million increase in loss on derivatives, and a $0.4 million increase in interest, partially offset by a $27.0 million increase in income tax benefit.
Discussion of quarterly segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the three months ended September 30, 2015 were $33.5 million, compared to $30.8 million for the three months ended September 30, 2014. Higher realized pricing increased sales by $2.1 million and higher shipment volume increased sales by $0.5 million.
Segment profit in the three months ended September 30, 2015 was $0.5 million compared to a $1.5 million loss in the three months ended September 30, 2014. Bauxite results reflect $3.5 million lower fuel costs, a $1.0 million currency benefit and lower demurrage fees, partially offset by the $3.0 million additional production levy.

Alumina
Alumina segment sales, including intersegment sales, for the three months ended September 30, 2015 were $78.0 million compared to $92.7 million for the three months ended September 30, 2014. Of this decrease, $11.2 million resulted from lower volume, and the remaining decrease resulted from lower selling prices.
Segment profit in the three months ended September 30, 2015 was $2.2 million compared to a profit of $6.5 million in the three months ended September 30, 2014. Alumina segment results reflect the lower prices for alumina and lower internal shipments, partially offset by the favorable $5.5 million benefit from lower natural gas prices and improvements in key raw material usages. Internal shipments of alumina to the Primary segment were lower during the three months ended September 30, 2015 due to our entry into a more favorable sales agreement for multi-shipment exports to an aluminum smelter in China. During the three months ended September 30, 2015 the Alumina segment exported approximately 60 kilometric tonnes of smelter grade alumina.
Primary
Primary segment sales, including intersegment sales, decreased to $115.8 million in the three months ended September 30, 2015 from $166.2 million in the three months ended September 30, 2014. This decrease in sales resulted from lower realized MWTP, which reduced sales by $42.4 million, and lower external shipments, which reduced sales by $16.2 million partially offset by higher internal shipments.

•	Our average realized MWTP decreased by 26.9%, to $0.79 per pound, in the three months ended September 30, 2015 compared to $1.08 per pound in the three months ended September 30, 2014.
Segment loss in the three months ended September 30, 2015 was $38.8 million compared to segment income of $20.4 million in the three months ended September 30, 2014. The decline in Primary segment results is primarily due to the lower MWTP, which accounted for $42.4 million of the decrease, and the negative impact of operating the smelter below capacity and lower external value-added shipments at the Primary segment, which resulted in a decrease of $4.6 million.
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $141.2 million in the three months ended September 30, 2015 compared to $157.2 million in the three months ended September 30, 2014. The sales decrease was due to $13.2 million of lower pricing and $2.7 million of lower sales volume.
Segment profit in three months ended September 30, 2015 was $18.1 million compared to $17.6 million in the three months ended September 30, 2014. Flat-Rolled results improved primarily due to favorable operating performance at the rolling mills.
Corporate
Corporate expenses were $8.9 million in the three months ended September 30, 2015 compared to $6.0 million in the three months ended September 30, 2014. The increase is primarily due to a $1.9 million increase in accruals for employee benefits costs and higher legal and professional fees.
Discussion of consolidated operating results for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Sales
Sales for the nine months ended September 30, 2015 were $987.8 million compared to $1,018.9 million in the nine months ended September 30, 2014, a decrease of 3.1%. This decrease was primarily due to lower average MWTP, which accounted for a $14.1 million decrease in sales and lower external shipments at the Primary segment that resulted in a $54.4 million decrease in sales, were partially offset by increased external shipments at the Alumina segment that accounted for a $20.3 million increase in sales.
Sales to external customers from our Primary segment decreased to $337.0 million in the nine months ended September 30, 2015 from $391.4 million in the nine months ended September 30, 2014. The $54.4 million decrease in external sales was primarily driven by lower external shipments which resulted in a decrease of $33.3 million and lower realized MWTP which decreased sales by $21.1 million.

•	Our average realized MWTP for the nine months ended September 30, 2015 was $0.93 per pound, compared to $1.00 per pound in the nine months ended September 30, 2014.
Sales to external customers from our Alumina segment in the nine months ended September 30, 2015 were $171.6 million compared to $150.4 million in the nine months ended September 30, 2014. The increase was almost entirely due to higher sales volumes.
Sales to external customers from our Bauxite segment in the nine months ended September 30, 2015 were $37.0 million compared to $36.5 million in the nine months ended September 30, 2014. Higher sales prices of $2.6 million more than offset the $2.1 million sales decrease from lower external shipment volumes.

Sales to our external customers in our Flat-Rolled segment were $442.2 million during the nine months ended September 30, 2015 compared to $440.6 million in the nine months ended September 30, 2014. Higher sales prices of $3.4 million more than offset the $1.8 million sales decrease from lower external sales volume.
Cost of sales
Cost of sales for the nine months ended September 30, 2015 was $971.5 million compared to $962.9 million in the nine months ended September 30, 2014.
Total cost of sales in Primary increased to $440.4 million for nine months ended September 30, 2015 from $430.2 million for nine months ended September 30, 2014. The increase primarily related to the negative impact of higher usage rates from operating the smelter below capacity as a result of the production instabilities and the casthouse explosion discussed above under “Overview and Recent Developments.”
Total cost of sales in the Alumina segment was $242.3 million for nine months ended September 30, 2015 compared to $267.4 million for nine months ended September 30, 2014. The decrease in cost of sales was primarily due to favorable natural gas prices and improvements in key raw material usages.
Total cost of sales in the Bauxite segment was $94.7 million for nine months ended September 30, 2015 compared to $87.3 million for nine months ended September 30, 2014. The increase in cost of sales was primarily a result of the $8.9 million additional bauxite production levy.
Flat-Rolled cost of sales decreased to $393.7 million for nine months ended September 30, 2015 from $409.4 million for nine months ended September 30, 2014. The decrease was primarily due to lower aluminum prices.
Selling, general and administrative expenses
Selling, general and administrative expenses in the nine months ended September 30, 2015 were $74.7 million, compared to $58.1 million in the nine months ended September 30, 2014. Selling, general and administrative expenses increased primarily due to higher benefit and severance costs and increased legal and other professional fees.
Goodwill and other intangibles impairment
During the nine months ended September 30, 2015,we recognized a $137.6 million non-cash goodwill impairment charge and a $0.3 million non-cash impairment charge with respect to other intangibles. See “Critical Accounting Policies and Estimates - Goodwill and Other Intangibles Impairment” for additional information.
Other recoveries
During the nine months ended September 30, 2015 we received $6.4 million of property insurance proceeds related to the New Madrid casthouse explosion that occurred during the third quarter of 2015.
Operating income (loss)
Operating loss for the nine months ended September 30, 2015 was $187.6 million compared to operating loss of $2.1 million in the nine months ended September 30, 2014. The increase in operating loss primarily resulted from the $137.6 million non-cash goodwill impairment charge, lower external shipments at the Primary segment, lower realized MWTP and higher selling, general and administrative expenses, partially offset by higher external shipments by the Alumina segment.
Interest expense, net
Interest expense in the nine months ended September 30, 2015 was $39.4 million compared to $37.7 million in the nine months ended September 30, 2014. The increase in interest expense results primarily from interest on the ABL and project specific financing in the first nine months of 2015. Our average outstanding indebtedness increased to $693.6 million during the nine months ended September 30, 2015 from $670.8 million in the nine months ended September 30, 2014.
(Gain) loss on hedging activities, net
Loss on hedging activities was $10.5 million in the nine months ended September 30, 2015 compared to a gain on hedging activities of $2.2 million in the nine months ended September 30, 2014. The increase in loss on hedging activities primarily results from the decrease in MWTP.
Loss before income taxes
Loss before income taxes was $237.5 million in the nine months ended September 30, 2015, compared to loss before income taxes of $37.6 million in the nine months ended September 30, 2014. The special items outlined below impacted the comparability of our pre-tax income for the nine months ended September 30, 2015 and 2014 as follows (in millions):

	Nine months ended September 30,
	2015	2014
	$	$
	Increase (decrease) to net income
Special items:
Gain (loss) on hedging activities: (1)
GAAP mark-to-market	(10.5)	2.2
Cash settlements received (paid)	(12.4)	3.0
Amount treated as special item	1.9	(0.8)
Other termination expenses	(5.1)	(0.2)
Non-recurring consulting fees	(3.0)	(1.0)
Non-recurring employee benefits	(0.7)	—
Goodwill and other intangibles impairment	(137.9)	—
Excess insurance recoveries	5.1	—
Other, net	0.3	(0.4)
Total special items (pre-tax)	(139.4)	(2.4)

(1)	Prior periods have been recalculated to conform to the current period calculation of the special items impact of gain (loss) on hedging activities.
Income tax expense
Income tax benefit was $34.3 million in the nine months ended September 30, 2015, compared to income tax benefit of $9.3 million in the nine months ended September 30, 2014.
Our effective income tax rate was approximately 14.4% for the nine months ended September 30, 2015 and 24.7% for the nine months ended September 30, 2014. The effective income tax rate for the nine months ended September 30, 2015 was primarily impacted by state income taxes, non-deductibility of our goodwill impairment, a foreign deferred tax asset valuation allowance, release of unrecognized tax benefits, and a stock-based compensation shortfall. The effective income tax rate for the nine months ended September 30, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, and a foreign deferred tax asset valuation allowance.
Net loss
Net loss was $203.2 million in the nine months ended September 30, 2015, compared to net loss of $28.3 million in the nine months ended September 30, 2014. The higher net loss resulted from the $185.5 million decrease in operating income a $12.7 million increase in loss on derivatives, and a $1.7 million increase in interest, partially offset by a $25.0 million increase in income tax benefit.
Discussion of year-to-date segment results
Bauxite
Bauxite segment sales, including intersegment sales, for the nine months ended September 30, 2015 were $95.6 million, compared to $90.9 million for the nine months ended September 30, 2014. Higher realized pricing increased sales by $3.6 million and higher total shipment volume increased sales by $1.1 million.
Segment loss in the nine months ended September 30, 2015 was $0.5 million compared to a $0.3 million loss in the nine months ended September 30, 2014. The decrease in segment performance is due to the additional $8.9 million production levy, largely offset by lower fuel prices and higher sales prices.
Alumina
Alumina segment sales, including intersegment sales, for the nine months ended September 30, 2015 were $245.2 million compared to $247.7 million for the nine months ended September 30, 2014. This decrease was primarily related to lower internal sales to New Madrid mostly offset by higher external shipment volumes, which increased sales by $20.3 million, and higher sales prices on external shipments, which increased sales by $0.9 million.
Segment profit in the nine months ended September 30, 2015 was $14.3 million compared to segment loss of $8.6 million in the nine months ended September 30, 2014, primarily due to the $20.9 million impact of a reduction in natural gas prices and improvements in key raw material usages.
Primary
Primary Aluminum segment sales, including intersegment sales, decreased to $404.1 million in the nine months ended September 30, 2015 from $471.6 million in the nine months ended September 30, 2014.

•	The average realized MWTP decreased 7.0% in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•	Lower external shipments decreased sales by $33.3 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
Segment loss in the nine months ended September 30, 2015 was $11.9 million compared to segment income of $63.9 million in the nine months ended September 30, 2014. This decrease is primarily due to the lower MWTP and the negative impact of higher costs associated with operating the smelter below capacity as a result of the production instabilities discussed above under “Overview and Recent Developments.”
Flat-Rolled Products
Sales in our Flat-Rolled Products segment were $442.2 million in the nine months ended September 30, 2015 compared to $440.6 million in the nine months ended September 30, 2014. The sales increase was primarily due to $3.4 million from higher pricing partially offset by $1.8 million from lower volume.
Segment profit in nine months ended September 30, 2015 was $47.2 million compared to $43.6 million in the nine months ended September 30, 2014. Segment profit increased primarily due to a $2.2 million reduction in natural gas costs, as well as productivity savings.
Corporate
Corporate expenses were $3.7 million higher in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, due primarily to increased accruals for employee benefit costs and higher legal and professional fees.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash balances, cash provided by operating activities, available borrowings under our asset-based revolving credit facility and project specific financing arrangements.
As of September 30, 2015, available borrowing capacity under the Company’s asset-based revolving credit facility was $103.8 million, which is net of $44.2 million in outstanding letters of credit. The Company’s total available liquidity as of September 30, 2015 was $112.7 million, a $46.4 million decrease from total liquidity at June 30, 2015. There were no outstanding borrowings under the Company’s asset-based revolving credit facility as of September 30, 2015.
In addition to financing the working capital needs of our business, our primary continuing liquidity requirements are to (i) fund capital expenditures, (ii) meet debt service obligations and (iii) meet pension funding requirements. Based on our current level of operations and the current level of the MWTP, we believe that cash flow from operations and available cash and borrowings will be adequate to meet our short-term liquidity needs. Our ability to make scheduled payments of principal, pay interest on or refinance our indebtedness, or fund planned capital expenditures, will depend on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. On June 18, 2015, the Board suspended dividend payments.
The following table sets forth unaudited condensed consolidated cash flow information for the periods indicated (in millions):

	Nine months ended September 30,
	2015	2014
	$	$
Cash provided by operating activities	25.0	4.2
Net cash used in investing activities	(47.3)	(59.7)
Cash provided by financing activities	10.7	0.4
Change in cash and cash equivalents	(11.6)	(55.1)
Operating activities
Operating activities provided $25.0 million of cash in the nine months ended September 30, 2015 compared to $4.2 million in the nine months ended September 30, 2014. In the nine months ended September 30, 2015, we produced $26.9 million of segment profit. As summarized in the table below, the variability in operating cash flow during the nine months ended September 30, 2015 and 2014 results from different levels of segment profit and working capital management in each period (in millions):

	Nine months ended September 30,
	2015	2014
	$	$
Segment profit	$26.9	$77.7
Prepaid expenses and other	3.1	(17.5)
Interest paid	(33.9)	(32.5)
Taxes paid	(3.9)	(6.9)
Operating working capital (deficit)	32.8	(16.6)
Cash provided by operating activities	$25.0	$4.2
Investing activities
Capital expenditures were $57.6 million in the nine months ended September 30, 2015 and $59.9 million in the nine months ended September 30, 2014. We received insurance proceeds during the third quarter of 2015 related to the explosion that occurred in the casthouse at our New Madrid smelter in August 2015. Of those proceeds received, $1.7 million related to capital expenditures and are shown as investing activities for the nine months ended September 30, 2015.
During the nine months ended September 30, 2015, our investing cash flows from investing activities also reflected proceeds of $6.4 million resulting from our surrender of paid-up additions on our corporate-owned life insurance policies.
Non-cash accruals for additions and other non-cash adjustments to property, plant and equipment were $11.9 million for the nine months ended September 30, 2015 and $1.7 million for the nine months ended September 30, 2014, respectively, and are not reflected as capital expenditures in the unaudited condensed consolidated statements of cash flows.
We evaluate spending on capital growth projects on an ongoing basis, taking into consideration the specific benefit, scope and timing of each project, as well as overall market conditions, including the LME aluminum price, and our future liquidity expectations.
Financing activities
During the nine months ended September 30, 2015, our financing cash flows reflected our quarterly Term B Loan and project specific financing repayments of $3.6 million and $4.2 million, respectively, and dividend payments to stockholders totaling $1.4 million. On June 18, 2015 the Board of Directors suspended the quarterly dividend.
During the second quarter of 2015, we entered into a lease agreement for $14.8 million with a third party to finance certain equipment at the new rod mill in New Madrid. The Company expects the new rod mill to cost approximately $55 million, of which approximately $5 million represents anticipated future expenditures. The Company expects production at the rod mill to begin during the second quarter of 2016.

Adjusted EBITDA
“Adjusted EBITDA”, referred to as “EBITDA” in the Company’s debt agreements, is relevant to several material covenants in the debt agreements addressing our ability to enter into specified transactions and incur additional indebtedness. The Company’s debt agreements do not require it to achieve any specified level of Adjusted EBITDA, or ratio of Adjusted EBITDA to any other financial metric, in order to avoid a default (subject, in the case of the asset-based revolving credit facility, to its maintaining minimum availability thereunder). As used herein, Adjusted EBITDA means net income before income taxes, net interest expense, depreciation and amortization, adjusted to eliminate certain non-cash expenses and other specified items of income or expense as outlined below (in millions):

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
	$	$	$	$	$	$
Adjusted EBITDA	(26.4)	36.6	26.9	77.7	76.5	127.3
Last in, first out and lower of cost or market inventory adjustments (a)	0.8	(2.2)	(0.3)	(3.2)	(2.0)	(4.9)
Gain (loss) on disposal of assets	1.1	(0.1)	1.6	(0.2)	1.4	(0.4)
Goodwill and other intangibles impairment	(137.9)	—	(137.9)	—	(137.9)	—
Non-cash pension, accretion and stock compensation	(4.2)	(2.4)	(13.3)	(7.1)	(15.8)	(9.6)
Restructuring, relocation and severance	(0.5)	(0.7)	(5.1)	(0.3)	(6.1)	(1.3)
Consulting fees	(1.4)	—	(3.0)	(0.3)	(3.4)	(0.7)
Non-cash derivative gains (losses)(b)	(0.5)	(0.1)	1.9	(0.8)	2.4	(0.3)
Excess insurance recoveries	5.1	—	5.1	—	5.1	—
Other, net	(1.1)	(0.5)	(3.6)	—	(2.5)	1.1
Depreciation and amortization	(23.9)	(21.7)	(70.4)	(65.7)	(94.2)	(89.5)
Interest expense, net	(13.0)	(12.6)	(39.4)	(37.7)	(52.1)	(50.4)
Income tax (expense) benefit	26.8	(0.2)	34.3	9.3	27.1	2.1
Net loss	(175.1)	(3.9)	(203.2)	(28.3)	(201.5)	(26.6)

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in aluminum and natural gas prices. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps. Cash settlements (received) or paid, except settlements on hedge terminations, related to our derivatives are included in Adjusted EBITDA and are shown in the table below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
	$	$	$	$	$	$
Variable-price aluminum offset swaps and other	6.8	(2.7)	12.4	(3.0)	10.4	(5.0)
Total	6.8	(2.7)	12.4	(3.0)	10.4	(5.0)
Adjusted EBITDA is not a measure of financial performance under U.S. GAAP, and may not be comparable to similarly titled measures used by other companies in the Company’s industry. Adjusted EBITDA should not be considered in isolation from or as an alternative to net income (loss), income (loss) from continuing operations, operating income (loss) or any other performance measures derived in accordance with U.S. GAAP. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of the Company’s results as reported under U.S. GAAP. For example, Adjusted EBITDA excludes certain tax payments that may represent a reduction in cash available to the Company; does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; does not reflect capital cash expenditures, future requirements for capital expenditures or contractual commitments; does not reflect changes in, or cash requirements for, the Company’s working capital needs; and does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on the Company’s indebtedness. Adjusted EBITDA also includes incremental stand-alone costs and eliminates the effect of non-cash hedging gains and losses, and certain other non-cash charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes. You should not consider the Company’s Adjusted EBITDA as an alternative to operating income or net income determined in accordance with U.S. GAAP, as an indicator of the Company’s operating performance, an alternative to cash flows from operating activities, determined in accordance with U.S. GAAP, as an indicator of the Company’s cash flows or as a measure of liquidity.
The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
	$	$	$	$	$	$
Adjusted EBITDA	(26.4)	36.6	26.9	77.7	76.5	127.3
Share-based compensation expense	0.7	0.9	2.3	2.5	3.2	3.4
Changes in other assets	(1.2)	(1.6)	(3.6)	(5.7)	(8.3)	(10.4)
Changes in pension, other post-retirement liabilities and other long-term liabilities	0.7	(3.4)	5.7	(4.4)	7.7	(2.4)
Changes in current operating assets and liabilities	25.6	14.4	50.1	(0.5)	32.0	(18.6)
Changes in current income taxes	1.9	(9.4)	(1.7)	(20.4)	9.2	(9.5)
Changes in accrued interest	(12.3)	(11.9)	(37.3)	(35.7)	(49.3)	(47.7)
Non-cash pension, accretion and stock compensation	(4.2)	(2.4)	(13.3)	(7.1)	(15.8)	(9.6)
Restructuring, relocation and severance	(0.5)	(0.7)	(5.1)	(0.3)	(6.1)	(1.3)
Consulting fees	(1.4)	—	(3.0)	(0.3)	(3.4)	(0.7)
Excess insurance recoveries	5.1	—	5.1	—	5.1	—
Other, net	(1.0)	(1.1)	(1.1)	(1.6)	0.6	0.1
Cash provided by (used in) operating activities	(13.0)	21.4	25.0	4.2	51.4	30.6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the market risks disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
See the description of a pending arbitration proceeding relating to a dispute between Noranda Bauxite Limited (“NBL”) and the Government of Jamaica (“GOJ”) regarding the amount of the production levy payable by NBL to the GOJ in Note 19, “Non-Controlling Interest,” to the condensed consolidated financial statement included in this report, which is incorporated herein by reference.

Item 1A.    Risk Factors
Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in foreign countries.
We have production activities outside the United States via our bauxite mining operation in St. Ann, Jamaica. We are, and will continue to be, subject to financial, political, economic and business risks in connection with our foreign operations. These risks include those associated with political or financial instability, expropriation, renegotiation or nullification of agreements, and changes in local government laws, regulations and policies, including those related to taxation, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict and beyond our control, any one or more of them could materially and adversely affect our business, financial condition or operating results. In addition to the business risks inherent in operating outside the United States, economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse governmental action more pronounced. We have been attempting to negotiate with the GOJ a new fiscal structure. However, we are in a dispute with the GOJ with regard to the amount of production levy payments payable to the GOJ. The dispute has been submitted to arbitration, and an arbitration hearing will be conducted in December 2015. See Note 19, “Non-Controlling Interest” to the condensed consolidated financial statements included in this report for additional information regarding the arbitration proceeding. An unfavorable outcome in the arbitration could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Because of the heavy industrial activities conducted at our facilities, there exists a risk of injury or death to our employees or other visitors, notwithstanding the safety precautions we take. Our operations are subject to regulation by various federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration (“OSHA”) and Mine Safety and Health Administration, which in the past has levied fines against us for certain isolated incidents. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any employee death or injury that may occur in the future. These types of incidents may not be covered by or may exceed our insurance coverage and could materially and adversely effect on our business, financial condition, results of operations and cash flows.
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

Delays in restoring our New Madrid casthouse to its full production capacity of extrusion billet could materially and adversely affect our business, financial condition, results of operations and cash flows.
On August 4, 2015, an explosion occurred at the casthouse on the site of our New Madrid smelter. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we are redirecting the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. Nevertheless, our inability to produce extrusion billet has adversely affected Primary segment operation results. Our plan for restoring billet production will be dependent on market conditions and equipment lead times.
We may not be able to maintain the listing of our common stock on the New York Stock Exchange.
On July 22, 2015, we were notified by NYSE Regulation, Inc. that we were no longer in compliance with the New York Stock Exchange (“NYSE”) listing standards because the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days.
We notified the NYSE on July 31, 2015 that we intended to cure the deficiency. In this regard, on August 25, 2015, we filed an amendment to our amended and restated certificate of incorporation that, among other things, effected a 1-for-7 reverse stock split of our common stock. On October 2, 2015, we were notified by the NYSE that our average stock price for the 30 consecutive trading days ended September 30, 2015 indicated that the Company’s stock price was above $1.00 per share and, therefore the Company has regained compliance with the applicable NYSE continued listing requirement. However, we cannot assure that our stock price will continue to remain in compliance with this standard. Our stock price may be adversely affected due to, among other things, our financial results, market conditions and market perception of our business.
In addition, on August 7, 2015, the Company received another notice from NYSE Regulation, Inc. stating that we also were not in compliance with NYSE listing standards because our average market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, stockholders’ equity was less than $50 million. In September 2015, we submitted a plan to the NYSE that articulates steps we plan to take to regain compliance with the listing standard within 18 months following receipt of the notice. The NYSE has accepted our plan of compliance for continued listing on the NYSE.  As a result, Noranda’s common stock will continue to be listed on the NYSE, subject to quarterly reviews by the NYSE to monitor the Company’s progress against the plan. If we fail to meet any material aspects of the plan or any quarterly milestones, or if we do not regain compliance within the 18 month period, we will be subject to suspension and delisting procedures. There is no assurance that we will regain compliance with the listing standard.
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
Except as set forth above, there have been no additional material changes to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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
3.1
Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

3.1.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 3.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on August 25, 2015)

3.2
Amended and Restated By-Laws, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

10.1	Management Incentive Term Sheet, dated May 12, 2015, between Noranda Aluminum Holding Corporation and Julio C. D. Costa
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION
November 9, 2015	/s/ LAYLE K. SMITH
Layle K. Smith Chief Executive Officer (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit number	Description
3.1
Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

3.1.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 3.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on August 25, 2015)

3.2
Amended and Restated By-Laws, of Noranda Aluminum Holding Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-166947), filed on May 19, 2010)

10.1	Management Incentive Term Sheet, dated May 12, 2015, between Noranda Aluminum Holding Corporation and Julio C. D. Costa
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document