Form 10-K
period 2015-12-31
Noranda Aluminum Holding CORP
filed 2016-03-30
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Registrant’s telephone number, including area code: (615) 771-5700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐*

*
The registrant’s reporting obligations under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), have terminated, and the registrant’s reporting obligations under Section 15(d) of the Exchange Act are suspended. In accordance with SEC staff interpretations, the registrant is filing this Form 10-K, which relates to its fiscal year ended December 31, 2015. Until such time, if ever, as the registrant’s filing obligations resume, the registrant anticipates that this report, including any amendments to this report, is the last filing it will make with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Exchange Act.

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock as reported on the New York Stock Exchange on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was 59,505,233. For purposes of this calculation only, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are affiliates of the registrant.
The registrant had 10,026,635 shares of common stock, $0.01 par value, outstanding on March 14, 2016.

Documents Incorporated by Reference:
None

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

Glossary of Selected Terms
“Noranda”,” the “Company,” “we,” “our,” and “us“ refers Noranda Aluminum Holding Corporation (“Noranda HoldCo”) and its subsidiaries on a consolidated basis.
“2013 Refinancing” means the March 8, 2013 transactions by which Noranda Aluminum Acquisition Corporation (“Noranda AcquisitionCo”), a wholly owned finance subsidiary of Noranda HoldCo, completed a private offering of its 11% Senior Notes due 2019 and entered into an incremental term loan facility, as well as redeeming its outstanding Senior Floating Rate Notes due 2015.
“ABL” means asset-based loan and refers to certain five-year $250 million asset-based revolving credit facility pursuant to the Senior Secured Credit Facilities that Noranda AcquisitionCo entered into on February 29, 2012.
“ABL DIP Loan Agreement” means a superpriority, secured, asset based revolving credit facility in the principal amount of up to $130.0 million, provided by Bank of America, N.A., in its capacity as a lender, and by certain other financial institutions, under which Bank of America is acting as administrative agent and collateral agent.
“AcquisitionCo Notes due 2019” means Noranda AcquisitionCo’s. 11% Senior Notes due 2019.
“Apollo” means investment funds affiliated with, or co-investment vehicles managed indirectly by, Apollo Management L.P., including Apollo Investment Fund VI, L.P., along with its parallel investment funds.
“Apollo Acquisition” means the May 18, 2007 acquisition by Apollo a portion of the aluminum business of Xstrata.
“Bankruptcy Cases” means the voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code filed on February 8, 2016 by Noranda HoldCo and all of its direct and indirect wholly-owned subsidiaries in the United States Bankruptcy Court for the Eastern District of Missouri, sometimes referred to as the “Bankruptcy Filing”.
“Bankruptcy Court” means the United States Bankruptcy Court for the Eastern District of Missouri, which is administering jointly the Bankruptcy Cases.
“CORE” means Cost-Out Reliability and Effectiveness, the Company’s productivity program.
“DMT” means dry metric tonnes.
“Debtors” means Noranda HoldCo and those of its subsidiaries that, together with Noranda HoldCo, filed the Bankruptcy Cases.
“DIP Facilities” means the Term DIP Loan Agreement the ABL DIP Loan Agreement, which received final approval from the Bankruptcy Court on March 11, 2016.
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
“LME” means the London Metals Exchange.
“Midwest Transaction Price” or “MWTP” is equal to the sum of LME aluminum price plus a Midwest premium.
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
“Term DIP Loan Agreement,” means a superpriority, multiple draw secured term loan in an aggregate principal amount of up to $35.0 million provided by certain financial institutions that were lenders under the Term B Loan, ” pursuant to which Cortland Capital Market Services, LLC is acting as administrative agent and collateral agent.
“Upstream Business” means, collectively, our three reportable segments: Primary Aluminum, Alumina and Bauxite. These segments consist of the New Madrid, Missouri aluminum smelter, the Gramercy, Louisiana alumina refinery and the St. Ann, Jamaica bauxite mining operation.
“U.S. GAAP” means generally accepted accounting principles in the United States.
“Xstrata” means Xstrata (Schweiz) AG.

PART I

ITEM 1.    BUSINESS
Except as otherwise indicated herein or as the context otherwise requires, references in this report to (a) “Noranda HoldCo” refer only to Noranda Aluminum Holding Corporation, a Delaware corporation, excluding its subsidiaries, and (b) “Noranda”,” the “Company,” “we,” “our,” and “us“ refer collectively to (1) Noranda Aluminum, Inc. and its subsidiaries on a consolidated basis prior to the Apollo Acquisition and (2) Noranda HoldCo and its subsidiaries on a consolidated basis.
Voluntary Reorganization Under Chapter 11 of Title 11 of the United States Code
On February 8, 2016 (the “Petition Date”), Noranda HoldCo and all of its direct and indirect wholly-owned subsidiaries (together with Noranda HoldCo, the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Court”). The Bankruptcy Cases are being jointly administered by the Bankruptcy Court as case number 16-10083-399. The Debtors will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. We took this action to have additional time and financial flexibility to evaluate options for our various businesses.
The Bankruptcy Cases are intended to enable us, as contemplated by the post-petition credit facilities described below, to monetize our Downstream Business through a proposed sale of the Downstream Business under Section 363 of the Bankruptcy Code while exploring alternative restructuring options through, among other things, a Chapter 11 plan. On March 21, 2016, the Bankruptcy Court approved auction and bidding procedures to be employed with the proposed sale of the Downstream Business.
Operation and Implications of the Bankruptcy Cases
Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over our property. Accordingly, although the Bankruptcy Cases triggered defaults under certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of our liabilities prior to the Petition Date are subject to settlement under a Chapter 11 plan (or such other resolutions as may be approved by the Bankruptcy Court). As a result of the Bankruptcy Cases, the realization of assets and the satisfaction of liabilities are uncertain. The Debtors, operating as “debtors-in-possession” under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed Chapter 11 plan or other arrangement may materially change the amounts and classifications in our consolidated financial statements.
Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations. These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. We have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise us in connection with the Bankruptcy Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, we may seek Bankruptcy Court approval to retain additional professionals.
The United States Trustee for the Eastern District of Missouri has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters affecting the Debtors that come before the Bankruptcy Court. There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future, including any proposed Chapter 11 plan or one or more Section 363 sales.
Debtor-In-Possession Financing
On March 11, 2016, the Bankruptcy Court approved, on a final basis, our debtor-in-possession financing consisting of (i) a superpriority, secured, asset based revolving credit facility in the principal amount of up to $130.0 million, provided by Bank of America, N.A., in its capacity as a lender, and by certain other financial institutions (the “ABL DIP Loan Agreement”), under which Bank of America is acting as administrative agent and collateral agent, and (ii) a superpriority, multiple draw secured term loan in an aggregate principal amount of up to $35.0 million provided by certain financial institutions that were lenders under a pre-petition term loan (the “Term DIP Loan Agreement,” and together with the ABL DIP Loan Agreement, the “DIP Facilities”), pursuant to which Cortland Capital Market Services, LLC is acting as administrative agent and collateral agent.
The debtor-in-possession financing contains certain requirements which have a material impact on the continued operation of our business, including the requirement that we conduct a process to sell the Downstream business, idle the Company’s New Madrid smelter, and prepare an Upstream business plan that is reasonably acceptable to the DIP lenders.

Other Matters
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert claims against the applicable Debtor’s estate for such damages. Generally, the assumption (or assumption and assignment) of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any Debtor in this Annual Report on Form 10-K, including where applicable a quantification of our obligations under any such executory contract or unexpired lease, is qualified by any overriding rejection rights we have under the Bankruptcy Code. Nothing in this report shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease, nor an admission that any contract is an “executory contract,” and the Debtors expressly preserve all of their rights with respect thereto.
Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to implement a sale or Chapter 11 plan strategy; (ii) the cost, duration and outcome of the Bankruptcy Cases; (iii) our ability to achieve profitability as a company; (iv) our ability to maintain adequate cash on hand; and (v) our ability to generate cash from operations. There can be no assurance regarding our ability to successfully develop, confirm and consummate a sale or Chapter 11 plan that satisfies the conditions of the Bankruptcy Code and is authorized by the Bankruptcy Court.
See “Risk Factors- Risks related to our bankruptcy” in Item 1A of this report for a description of other risks related to our bankruptcy.
Our operations are subject to a wide variety of U.S. federal, state, local and foreign environmental laws and regulations, including those governing emissions to air; discharges to waters; generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes; land reclamation; and employee health and safety. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. See “Risk Factors - Risks related to our operations” in Item 1A of this report for a description of risks related to environmental matters, specifically the discussion under “We may be materially and adversely affected by environmental, safety, production and product regulations or concerns.” We have disclosed in our consolidated financial statements certain environmental matters that entail liabilities as defined by U.S. GAAP. There could be other significant environmental matters of which we are not aware. The occurrence of new environmental matters or unanticipated developments pertaining to existing environmental matters could materially and adversely affect our business, financial condition, results of operations and cash flows. See Note 12, “Asset Retirement and Other Obligations” to the consolidated financial statements included in this report for additional information regarding our environmental matters.
Delisting from the New York Stock Exchange of Our Common Stock; Suspension of Reporting
On November 25, 2015, we were notified by NYSE Regulation, Inc. (“NYSE Regulation”) that NYSE Regulation determined to commence proceedings to delist the Company’s common stock from the New York Stock Exchange (the “NYSE”). NYSE Regulation advised us that it reached its decision to delist our common stock pursuant to Section 802.01B of the NYSE’s Listed Company Manual because we had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000. Trading in our common stock on the NYSE was suspended as of November 25, 2015.
Thereafter, on December 15, 2015, the New York Stock Exchange filed a Form 25 with the Securities and Exchange Commission, the effect of which was to suspend our reporting requirements under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on December 25, 2015. In addition, each of the Company’s common stock and Noranda Aluminum Acquisition Corporation’s 11% Senior Notes due 2019 (with respect to which the Company and other direct and indirect wholly owned subsidiaries of the Company are guarantors) were held of record, as determined pursuant to Rule 12g5-1 under the Exchange Act, by fewer than 300 persons. As a result, the Company’s reporting obligations under Section 15(d) of the Exchange Act were not revived upon the termination of the registration of the Company’s common stock under Section 12(b) of the Exchange Act on March 14, 2016. Until such time, if ever, as our filing obligations resume, we anticipate that this report, including any amendments to this report, is the last filing we will make with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Exchange Act.
Overview
We are an integrated producer of primary aluminum, alumina, bauxite and high-quality rolled aluminum coils. We have two businesses: our Upstream Business and Downstream Business.
Our Upstream Business consists of three reportable segments: Primary Aluminum, Alumina and Bauxite.

•
The Primary segment consists of a smelter near New Madrid, Missouri, which we refer to as “New Madrid.” In 2015, New Madrid produced approximately 518 million pounds (235,000 metric tonnes) of primary aluminum, representing approximately 14.8% of total 2015 U.S. primary aluminum production, based on statistics from CRU International Limited, an independent consulting group focused in part on the mining and metal sectors. As a result of declining aluminum prices and several incidents affecting smelter operations, the smelter was idled on March 12, 2016. See “Risk Factors - Several adverse events have caused us to idle our New Madrid smelter, effectively suspending operations in our Primary Aluminum segment, which has adversely affected our operations” in Item 1A of this report for further information.

•	The Alumina segment consists of an alumina refinery near Gramercy, Louisiana, which we refer to as “Gramercy.”

•	The Bauxite segment consists of a bauxite mining operation, which we refer to as “St. Ann”.
Our Downstream Business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mills at three facilities. These four rolling mills have a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Company History
Noranda HoldCo was incorporated in Delaware in March 2007.  It was formed by investment funds affiliated with, or co-investment vehicles managed indirectly by, Apollo Management, L.P., along with its parallel investment funds (collectively “Apollo”), to acquire a portion of the aluminum business of Xstrata (Schweiz) AG (“Xstrata”).  The acquisition was completed in May 2007.  Apollo continued to be our principal stockholder until it sold its then-remaining holdings of our common stock in May 2015.
In August 2009, we completed a transaction whereby we acquired the joint venture interest of Century Aluminum Company (“Century”) in Gramercy and St. Ann. We and Century operated Gramercy and St. Ann as a joint venture from 2004 until August 2009.
In May 2010, we completed an initial public offering (“IPO”) of our common stock, which was listed on the New York Stock Exchange. The common stock was delisted in December 2015. See “Delisting from New York Stock Exchange of Our Common Stock; Suspension of Reporting,” above.
New Madrid Primary Aluminum Smelter
All of our primary aluminum production occurred at New Madrid. The smelter is located beside the Mississippi River near New Madrid, Missouri. The smelter’s operation included its own raw material unloading facility, environmental control systems and aluminum reduction plant, including carbon anode fabrication.
Production. New Madrid houses three potlines, with approximately 500 reduction cells, or pots, in the aggregate. Under its current operating permit, the smelter has annual production capacity totaling 588 million pounds, or approximately 266 kilometric tonnes. Aluminum smelters require very substantial amounts of electric power. On January 7, 2016, the smelter lost power to two of the three potlines when an electrical control circuit failed. As a result, production was curtailed at the two potlines. The third potline was not directly affected and it continued to operate until the smelter was idled.
The New Madrid site includes fabrication facilities that can convert molten aluminum into value-added products such as continuous cast rod, extrusion billet and foundry ingot. In addition, aluminum could be poured into molds and sold as ingot. The fabrication facilities have the capacity to produce annually approximately 160 million pounds of rod, used mainly for electrical applications and steel de-oxidation; and 75 million pounds of foundry ingot, used mainly for transportation applications. Prior to a molten metal explosion on August 4, 2015, the fabrication facilities had the capacity to produce 286 million pounds of extrusion billet, used mainly for building construction and architectural and transportation applications. That explosion caused extensive damage and essentially eliminated our ability to produce extrusion billet.
Pricing. Primary aluminum is a global commodity, and its price is set on global exchanges such as the London Metal Exchange (“LME”). As the LME aluminum price is a globally quoted price which does not take into account logistics, warehousing or temporary market supply demand dynamics, our primary aluminum products typically earned a Midwest premium in addition to the LME aluminum price, the sum of which is known as the Midwest Transaction Price (or “MWTP”). The price of primary aluminum sold in the form of value-added products also included a fabrication premium over the MWTP.
Energy. Electricity was our largest cash cost component in primary aluminum production. New Madrid has a long-term power purchase agreement with Union Electric Company d/b/a Ameren Missouri (“Ameren Missouri”), under which New Madrid agreed to purchase substantially all of its electricity from Ameren Missouri. This contract is for regulated power and cannot be altered without the approval of the Missouri Public Service Commission (“MoPSC”). Our current rate structure with Ameren Missouri consists of two components: a base rate and a fuel adjustment clause. See, “Risk Factors - Our operations consume substantial amounts of energy and our operating results may decline if energy costs rise” in Item 1A of this report for additional information regarding the status of our arrangement with Ameren Missouri.
Raw Materials and Supply. Aside from electricity, alumina is the main cost component for primary aluminum production. New Madrid sourced all of its alumina requirements from Gramercy.
Gramercy Alumina Refinery
Alumina is the principal raw material used to produce primary aluminum. At Gramercy, we use the Bayer process to chemically refine bauxite and convert it into metallurgical and non-metallurgical grade alumina.

Production. Gramercy’s total production capacity is approximately 1.2 million tonnes of alumina. Prior to March 2016, Gramercy had the capacity to produce approximately 0.225 million tonnes of non-metallurgical or chemical grade alumina, and used its remaining capacity to produce metallurgical or smelter grade alumina. In March 2016, the Company completed a capital project that expanded the refinery’s chemical grade alumina capacity by approximately 50%.
Pricing. Smelter grade alumina contracts have prices that are tied to the LME aluminum price or freely negotiated basis. Chemical grade alumina pricing is determined through negotiations with customers, and is not tied to LME aluminum prices.
On March 9, 2016, Century filed a complaint against Gramercy in the Bankruptcy Cases, seeking a declaratory judgment that it is authorized to exercise certain contractual termination or setoff rights set forth in a contract pursuant to which Gramercy supplies Century with alumina. On March 15, 2016, Century moved for summary judgment, Gramercy’s response to the motion for summary judgment is due on April 6, 2016.
Natural Gas. The Gramercy refinery operates on electricity produced at an onsite natural gas powered electricity and steam generation facility. In 2015, Gramercy consumed 14.4 million mmbtu of natural gas. Gramercy has a contractual relationship with Atmos Energy Marketing, LLC (“Atmos”) for the supply of its full natural gas requirements via three natural gas pipelines that connect directly into the Gramercy facility. The Atmos contract provides for a supply of natural gas at a price based on the Henry Hub Index plus transportation and pipeline costs. In addition, our contract with Atmos provides security in case of a short-term supply emergency (such as a hurricane or other force majeure situation), by granting Gramercy the option, at an established premium, to obligate Atmos to utilize its storage assets to supply Gramercy’s full natural gas supply requirements.
St. Ann Bauxite Mining Operation
We operate the St. Ann bauxite mining operation through Noranda Bauxite Limited (“NBL”), a Jamaican limited liability company. We contract most of our bauxite mining out to third party contractors, who supply their own mining equipment. We transport bauxite from St. Ann to Gramercy under a contract with a third party that ships the bauxite on an oceangoing vessel. The contract extends through December 2020.
Our physical mining assets consist primarily of rail facilities, other mobile equipment, dryers and loading and dock facilities. The age and remaining lives of the physical mining assets vary and they may be repaired or replaced from time to time as part an ordinary capital expenditure plan.
Our right to conduct bauxite mining is based upon: (1) a concession from the Government of Jamaica, or “GOJ,” to mine bauxite in Jamaica through September 2030 and (2) a 49% interest in Noranda Jamaica Bauxite Partners, or “NJBP,” which holds the physical mining assets and conducts the mining and related operations pursuant to the concession. The GOJ owns the remaining 51% of NJBP.
Production and Operating Rights Under Agreements with the Government of Jamaica. Under the terms of the GOJ concession (as set forth in a mining lease provided to NBL by the GOJ), NJBP mines the land covered by the concession, and the GOJ retains surface rights and ownership of the land. The terms of the concession and other agreements with the GOJ ensure that sufficient reserves are available to enable NBL to mine 4.5 million dry metric tonnes (“DMT”) of bauxite annually from the mining operations. Specifically, the GOJ is required to provide additional concessions if the specified concession does not contain sufficient quantities of commercially exploitable bauxite to enable NBL to mine 4.5 million DMT annually. From time to time, the GOJ has provided NBL the option to exceed the 4.5 million DMT annual allotment; the GOJ granted NBL options to mine up to 5.1 million DMT of bauxite during 2013 and up to 5.4 million DMT per annum for the period 2014 through 2017.
Pursuant to the establishment agreement, as amended, that governs the relationship between NBL and the GOJ, NBL manages the operations NJBP, pays operating costs and is entitled to retain all of St. Ann’s bauxite production. NBL pays the GOJ according to a negotiated fiscal structure, which consists of the following elements: (i) a royalty based on the amount of bauxite mined, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, (iii) customary income and other taxes and fees, (iv) a production levy, and (v) certain fees for lands owned by the GOJ that are covered by the concession. In calculating income tax on revenues related to sales to our Gramercy refinery, NBL uses a set market price, which is negotiated periodically between NBL and the GOJ. In 2015, in the course of negotiations for a new fiscal structure with the GOJ, a dispute developed regarding the amount of the production levy payable to the GOJ, which was submitted to arbitration. In December 2015, the arbitration panel ruled in favor of the GOJ. See “Risk Factors---Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in foreign countries.” and Note 21, “Non-Controlling Interest” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information. Reference also is made to Note 21 for further information with respect to NBL’s arrangements with the GOJ.
In addition to the fiscal structure, the establishment agreement covers NBL’s commitment to make specified expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2014. No similar obligations for periods after 2014 have been negotiated.
Pricing. Prices for shipments to Gramercy are established under the fiscal regime negotiated between NBL and the GOJ, and are referenced to the price of Trombetas bauxite, as quoted by an agreed upon market source. Prices of shipments to St. Ann’s principal third party customer, Sherwin Alumina Company LLC (“Sherwin”), are determined by a formula established in a bauxite supply contract between NBL and Sherwin that runs through 2018.
On January 11, 2016, Sherwin filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The terms of our bauxite contract with Sherwin, under which Sherwin purchases bauxite at a price that we believe is substantially below market, is unprofitable for us. Accordingly, on February 8, 2016, we filed a motion in our Bankruptcy Case seeking Bankruptcy Court approval to reject the contract under Section 365 of the Bankruptcy Code.
Sherwin has contested our right to reject the bauxite supply contract. In addition to contesting the rejection motion directly, on March 7, 2016, Sherwin moved to dismiss NBL’s Bankruptcy Case and, separately, to withdraw the reference to the Bankruptcy Court and transfer the rejection motion to the bankruptcy court overseeing Sherwin’s Chapter 11 case. We are vigorously contesting these motions.
In its own Chapter 11 case, Sherwin filed an emergency motion on January 11, 2016 to assume the bauxite supply contract, and proposes to assign the contract to an affiliate to which Sherwin proposes to sell substantially all of its assets through a Chapter 11 plan of reorganization or a sale under Section 363 of the Bankruptcy Code. That motion is adjourned pending further instructions by the bankruptcy court in Sherwin’s Chapter 11 case and is not currently scheduled for a hearing.
Fuel. Fuel oils such as Bunker “C” and diesel are a significant components of the cost structure at our St. Ann bauxite mining operation. Pricing is based on the Platts Oilgram Price Reports, plus an additional amount for transportation and handling. The facility uses two types of oils: Bunker C or heavy fuel oil is supplied by Clark Oil Trading Company and diesel fuel is supplied by multiple diesel providers in the United States via oceangoing vessel.
Rolling Mills — Downstream Business
Business Overview. Our Downstream Business is an integrated manufacturer of aluminum foil and light sheet. Our rolling mills are located at three sites in the Southeastern United States: Huntingdon, Tennessee, Salisbury, North Carolina and Newport, Arkansas. Our products include heavy gauge foil products such as finstock and semi-rigid container stock, light gauge converter foils used for packaging applications, consumer foils and light gauge sheet products such as transformer windings and building products. We sell our products primarily to OEMs of air conditioners, transformers, semi-rigid containers and foil packaging, most of which are located in the Eastern and Central part of the United States. We believe that our plants are well situated to serve these customers, and in 2015 approximately 77% of the rolling mills production volume was delivered to customers within a two-day truck delivery distance, resulting in freight savings and customer service benefits. We believe our manufacturing capabilities and advantageous geographic locations provide our rolling mills the flexibility to serve a diverse range of end uses while maintaining a favorable cost base.
The Huntingdon site has ISO 9001-2000 certification from the International Organization for Standardization with regards to its quality management system. The following table contains information regarding the products produced at each of our four rolling mill facilities follows:

Plant	Location	Maximum capacity	Products
		(in millions of pounds)
Huntingdon – West	Huntingdon, TN	185	Finstock, container stock, intercompany re-roll and miscellaneous heavy gauge products
Huntingdon – East	Huntingdon, TN	140	Finstock, transformer windings, household foil, and miscellaneous heavy gauge products
Salisbury	Salisbury, NC	75	Finstock, light-gauge, intercompany re-roll and miscellaneous heavy gauge product
Newport	Newport, AR	10	Coated products and miscellaneous light gauge products
Total		410
The Huntingdon site is subject to a long-term lease arrangement with the Industrial Development Board of the Town of Huntingdon, under which we functionally own the facility and can acquire legal title for the nominal sum of $100. The site includes a long-established casting and rolling facility, which we refer to as the East plant, and an advanced rolled aluminum production facility, which we refer to as the West plant.
In Huntingdon, the East plant and the West plant are physically separate, but are operated with shared administration and maintenance personnel, and with some sharing of production capabilities. The West plant provides the benefit of low conversion cost (excluding metal) for foil stock production. According to CRU International Limited, the Huntingdon-West facility is one of the most advanced rolled aluminum production facilities in North America, and has one of the lowest conversion cost (excluding metal) for foil stock production in the world.

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
Our principal product lines are the following:

•
Finstock is a bare or coated aluminum foil and sheet ranging in gauge from 0.002 inches to 0.007 inches. It is widely used as a heat exchanger in air conditioners because it provides more heat transfer area per unit of cost than any other material. Aluminum sheet and foil finstock are used in commercial, residential and automotive applications.

•
Container stock is typically made with harder alloys than finstock, although the range of gauges is similar, encompassing both foil and light sheet. Formed, disposable aluminum containers are among the most versatile of all packages and are widely used for pre-packaged foods.

•
Converter foil is aluminum foil laminated to papers, paperboards and plastic films which are used by our customers to make flexible and semi-rigid pouches and cartons for a wide range of food, drink, agricultural and industrial products. The laminating process is known as “converting,” hence the term “converter foil” is used to refer to these products.

•
Transformer windings are derived from aluminum sheet that is cut into strips and insulated. It is widely used as the conducting medium that forms the windings of electrical transformers used by utilities and industrial concerns to adjust voltage in power distribution networks.

Pricing. We price our products at the MWTP plus a negotiated fabrication premium. The cost of primary metal is passed through to customers; therefore, the profitability of the Downstream Business is largely insulated from movement in aluminum prices except in periods of rapid price change, which could create significant differences between the cost of metal purchased and the price of metal sold to customers. Nearly all Downstream Business sales are conducted on a negotiated price basis, with a few sales made at list prices, typically to smaller accounts.
Raw Materials and Supply. The principal raw materials used to fabricate flat-rolled products include primary aluminum, discounted metal units, usually scrap or recycled scrap ingot, and alloying elements. The Downstream Business purchased 392 million pounds of metal, including purchases from New Madrid, during 2015. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. Therefore, we do not anticipate that lack of supply resulting from the idling of the New Madrid smelter will have a material adverse effect on the availability of primary aluminum for the Downstream Business.
The Downstream Business also consumes considerable amounts of energy, which is a significant component of our non-metal conversion costs in the operation of its facilities. Natural gas and electricity represent the substantial majority of our energy consumption.
Electricity is purchased through medium term contracts at industrial rates from regional utilities supplied through local distributors. Supply has been reliable at all plants.
Customers. Our sales and marketing focus is on servicing OEMs that use our products in the manufacture of their products. No single customer of the Downstream Business accounts for 10% of more of our consolidated net sales in each of the last three years. In 2015, our ten largest Flat-Rolled Products segment customers represented 66% of that segment’s sales.

Employees
As of December 31, 2015, we had 2,200 employees, approximately 1,600 (or approximately 70%) of our employees were union members.
Commitments
We are a party to seven collective bargaining agreements with five different unions, as described below:
In the United States: we have agreements with the United Steelworkers of America (“USWA”) and the International Association of Machinists and Aerospace Workers (“IAMAW”).

•	The agreements with the USWA at Gramercy, Salisbury and New Madrid with the USWA are scheduled to expire in September 2016, November 2016 and August 2017, respectively.

•	The agreement at Newport with the IAMAW is scheduled to expire in May 2018.
At St. Ann, Jamaica: we have agreements with the University and Allied Workers Union (“UAWU”); the Union of Technical, Administrative and Supervisory Personnel (“UTASP”); and the Bustamante Industrial Trade Union (“BITU”).

•	The agreement with the UTASP, which represents supervisory and technical salaried workers is scheduled to expire in December 2016.

•
The agreement in place with BITU expired on December 31, 2015. In September 2015, we received a claim for a new contract. Negotiations started in the fourth quarter of 2015, but were put on hold due to consultations with all the unions on the status of the Company’s liquidity. If negotiations result in a new contract, the contract will be in effect for the period from January 1, 2016 through December 31, 2018.

•	The agreement with UAWU, covering operators, is scheduled to expire in April 30, 2016.
From time to time, we experience shortages of skilled workers.
Safety
We believe ensuring the safety of our workforce is our number one accountability as an employer. We are committed to continuing and improving upon each facility’s focus on safety in the workplace. We have a number of safety programs in place, which include regular bi-weekly safety meetings and training sessions to teach proper safe work procedures.
Our executive management, along with site managers and union leadership, are actively involved in supporting and promoting our ongoing emphasis on workplace safety. Safety performance is a key metric used in determining annual incentive awards for our U.S. employees.
Financial Information about Geographic Areas
Please see our notes to our consolidated financial statements located elsewhere in this Form 10-K for financial information about geographic areas, segment revenue from external customers, segment profit and loss and segment total assets.
Additional Information
We have filed annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we filed with the SEC at the SEC’s public reference room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s website at http://www.sec.gov. Our SEC filing obligations have been suspended. See “Delisting from the New York Stock Exchange of Our Common Stock; Suspension of Reporting,” above. Until such time, if ever, as our filing obligations resume, we anticipate that this report, including any amendments to this report, is the last filing we will make with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.
You may obtain copies of the information and documents incorporated by reference in this report at no charge by writing or telephoning us at the following address or telephone number:
Noranda Aluminum Holding Corporation
801 Crescent Centre Drive, Suite 600
Franklin, TN 37067
Attention: Dale W. Boyles
Chief Financial Officer
(615) 771-5700
We also maintain an Internet site at http://www.norandaaluminum.com. We will, as soon as reasonably practicable after the electronic filing of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if applicable, make available such reports free of charge on our website. The information on our website, including information hyperlinked from our website, is not incorporated into this annual report.

ITEM 1A.    RISK FACTORS
You should carefully consider the risk factors set forth below which could materially and adversely affect our business, financial condition, results of operations and cash flows. The risks described below are not the only risks we face. Additional risks not presently known to us or which we currently consider immaterial also may adversely affect us. Due to risks and uncertainties, known and unknown, our past financial performance may not be a reliable indicator of future performance and you should not use historical trends to anticipate results or trends in future periods. You also should refer to the other information set forth in this Annual Report on Form 10-K, including in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in our consolidated financial statements and related notes.
Risks related to our bankruptcy
Our bankruptcy proceedings involve numerous risks and uncertainties.
Noranda HoldCo and its subsidiaries are subject to risks and uncertainties associated with the filing of voluntary petitions for a court-supervised restructuring process under Chapter 11 of the Bankruptcy Code. We cannot assure you regarding the outcome of the bankruptcy proceedings. Risks related to the bankruptcy proceedings include the following:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the bankruptcy proceedings from time to time;

•	the period of time that we will operate under the bankruptcy proceedings and our ability to successfully emerge from bankruptcy;

•	our ability to develop, execute, confirm and consummate a sale or Chapter 11 plan with respect to the bankruptcy proceedings;

•
our ability to obtain Bankruptcy Court and creditor approval of our sale or Chapter 11 plan and the impact of possible alternative proposals, views and objections of creditor committees and representatives, which may make it difficult to develop and consummate a sale or Chapter 11 plan in a timely manner;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a reorganization plan, or to convert the bankruptcy proceedings from Chapter 11 reorganization proceedings to Chapter 7 liquidation proceedings;

•	our ability to maintain sufficient liquidity throughout the bankruptcy proceedings;

•	our ability to obtain and maintain appropriate payment and other terms with customers, suppliers and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain management and other key employees;

•	our ability to retain key vendors or secure alternative supply sources;

•	our ability to maintain existing customers;

•	increased costs related to the bankruptcy proceedings and other litigation; and

•	the outcome of pre-petition claims against us.
A long period of operations under Chapter 11 protection may harm our business.
As with any judicial proceeding, there are risks of unavoidable delay with a bankruptcy case under Chapter 11.
So long as the bankruptcy proceeding continues, our senior management will be required to spend a significant amount of time and effort working on the reorganization, distracting focus from our business operations. A prolonged period of operating under Chapter 11 protection may also make it more difficult to attract and retain management and other key personnel necessary to effect a successful reorganization.
Furthermore, so long as the bankruptcy proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the bankruptcy proceedings. A prolonged continuation of the bankruptcy proceedings may also require us to seek additional financing. If we require additional financing during the bankruptcy proceedings and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, our assets and securities could become further devalued or worthless.
Under the Bankruptcy Code, all debtors must obtain Bankruptcy Court approval to, among other things:

•	sell assets or engage in other actions outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	obtain financing.
In addition, if a trustee is appointed to operate us while we are in bankruptcy proceedings, the trustee would assume control of our assets.

While management believes that we will have sufficient liquidity to satisfy our needs until we emerge from the bankruptcy proceedings, we cannot assure that we will be able to pay all of our expenses. If our liquidity is exhausted prior to our emergence from bankruptcy, a liquidation of the Company pursuant to Chapter 7 of the Bankruptcy Code likely will occur.
There is significant uncertainty as to how our security holders will be treated under any Chapter 11 plan.
Until such time that a Chapter 11 plan is confirmed, there will be significant uncertainty as to how holders of our securities will be treated under such a plan.
We may not be able to obtain confirmation of our Chapter 11 plan
There can be no assurance that a Chapter 11 plan that we develop will be approved by the Bankruptcy Court. In addition, we cannot assure that we will receive the requisite votes to confirm a Chapter 11 plan. We might also receive objections to confirmation of a Chapter 11 plan from the Unsecured Creditors Committee and other stakeholders in the Bankruptcy Cases, and we cannot predict the impact that any objection might have on the Bankruptcy Court’s decision as to whether to confirm our Chapter 11 plan.
Our covenants under our debtor-in-possession credit facilities will likely result in a significant reduction in the scope of our operations.
Under our DIP Facilities, we have agreed to take several significant actions related to our business including, among others:

•	a sale of the assets and property that constitutes our Downstream Business;

•	idling our aluminum smelter in New Madrid, Missouri (in effect, suspending the operations of our Primary Aluminum segment); and

•
our delivery to the lenders under the DIP Facilities of a five-year business plan, in form and substance acceptable to the Required Lenders (as defined in each of the loans under the DIP Facilities), for the reorganization or other disposition of each part of the Upstream Business and including, among other things, (1) evidence of acceptable new contracts for our chemical grade alumina product; (2) an acceptable marketing plan and timeline for the sale of all our assets in an area known as Orange Valley, in the parish of St. Ann, Jamaica; (3) an acceptable marketing plan and timeline for the sale of all of the Company’s estate assets in New Madrid, Missouri; (4) an acceptable resolution to the renegotiation or rejection of the bauxite supply contract with Sherwin Aluminum Company LLC (“Sherwin”), the largest third-party customer of our Bauxite segment; (5) an acceptable plan for the reduction of capital and other expenditures in our St. Ann facilities; and (6) providing for the full payment of the obligations under the DIP Facilities.

These measures will result in a significant reduction in the scope of our operations and, coupled with other business challenges we currently confront, may have a material adverse effect on our ability to continue our remaining operations and develop, execute, confirm and consummate a sale or Chapter 11 plan.
Our sales process with respect to the Downstream Business may not be successful; if completed, the sale of our Downstream Business may not yield sufficient cash, may be negatively affected by factors beyond our control, and may harm our customers’, suppliers’ and service providers’ perception of us.
A number of factors could influence our ability to successfully raise cash through the sale of the assets and property constituting the Downstream Business, including the approval of the Bankruptcy Court, the process utilized to sell the assets and properties, the number of potential buyers, the purchase price such potential buyers are willing to offer for these assets and properties and a potential buyer’s capacity to fund the purchase, or the ability of a potential buyer to conclude the transaction. One or more of these factors could negatively affect the timing of sale and the amount of cash proceeds derived from the sale, which could adversely affect our cash generation and liquidity. Moreover, there is no assurance that a sale of the assets and property constituting the Downstream Business will result in our raising sufficient cash proceeds or will not harm our customers’, suppliers’ and service providers’ perception of us.
There can be no assurance that we will be able to meet the requirements under our DIP Facilities.
In addition to standard financing covenants and events of default, the DIP Facilities also include covenants providing for (i) periodic delivery by the Company of various financial statements and (ii) specified milestones that the Company must achieve by target dates set forth in the DIP Facilities, including sale of the Downstream Business, the provision of an acceptable five-year business plan for the reorganization or other disposition of the Upstream Business and entry of an order confirming an acceptable Chapter 11 plan. In addition, among other things, we must maintain minimum levels of Liquidity (as defined in the ABL DIP Loan Agreement).
A breach of any of the covenants contained in the DIP Facilities could result in an event of default under the DIP Facilities, subject, in certain cases, to applicable grace and cure periods. If any event of default occurs and we are not able either to cure it or obtain a waiver from the requisite lenders under the DIP Facilities, the respective administrative agents under the ABL DIP Loan Agreement and the Term DIP Loan Agreement generally may, and at the request of the requisite lenders shall, declare all of our outstanding obligations under respective agreements, together with accrued interest and fees, to be immediately due and payable, and the respective agents under the ABL DIP Loan Agreement and the Term DIP Loan Agreement may, and at the request of the requisite lenders shall, terminate the lenders’ commitments under the DIP Facilities and cease making further loans, and if applicable, an agent could institute foreclosure proceedings against our pledged assets. This would adversely affect our operations and our ability to satisfy our obligations as they come due.

Our DIP Facilities may not be sufficient to meet our liquidity needs.
Our DIP Facilities may not be sufficient to meet our liquidity requirements or may be restricted or ultimately terminated by the lenders under the DIP Facilities for our breach of the constituent loan agreements. If a Chapter 11 plan that we submit is not confirmed by the Bankruptcy Court, or cash flows and borrowings under the DIP Facilities are not sufficient to meet our liquidity requirements, we may be unable to reorganize or otherwise restructure our businesses. There can be no assurance that we will successfully reorganize and emerge from bankruptcy.
We may be subject to claims that will not be discharged in the bankruptcy proceedings.
The Bankruptcy Code provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards (except as may be provided in the plan). With few exceptions, all claims that arose prior to February 8, 2016 and before confirmation of a Chapter 11 plan (i) would be subject to compromise and/or treatment under the Chapter 11 plan or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Chapter 11 plan. Any material claims not ultimately discharged by the Bankruptcy Court could have a material and adverse effect on our business, results of operations, financial condition and cash flows.
Our financial results may be volatile and may not reflect historical trends.
While we are subject to bankruptcy proceedings, we expect our financial results to continue to be volatile as asset impairments, sales and other dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly affect our consolidated financial statements. As a result, our historical financial performance most likely will not be indicative of our financial performance after February 8, 2016, the date of our bankruptcy filing. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements most likely will change materially relative to historical consolidated financial statements, as a result of revisions to our operating plans pursuant to a sale or Chapter 11 plan.
We may not have sufficient cash to maintain our operations during the bankruptcy proceeding.
Because of our weakened financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry, such as fluctuations in the price of primary aluminum and electricity charges. Any of these factors could result in the need for substantial additional funding. A number of other factors, including our bankruptcy filing, our financial results in recent years, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during bankruptcy.
We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.
We are dependent on the continuing efforts of our senior management and other key personnel. Our deteriorating financial performance, along with the ongoing bankruptcy proceedings, places us at risk of losing personnel critical to the ongoing operation of our business. Our business, financial condition, results of operations and cash flows could be materially adversely affected if we are unable to retain any of these persons during or subsequent to the bankruptcy proceedings. Furthermore, we may be unable to attract and retain qualified replacements as needed in the future.
Our senior management and other key personnel may not be able to execute our business plan as currently developed, given the substantial distraction to such individuals caused by the bankruptcy proceedings.
As discussed above, the execution of our business plans is dependent on the efforts of our senior management and other key personnel. These individuals may be required to devote significant efforts to the bankruptcy proceedings, thereby potentially impairing their ability to devote their efforts to our business plan. As a result, our business plan may not be implemented as anticipated, which may cause our financial results to materially deviate from those contemplated in the business plan.
Risks Related to Our Operations
Several adverse events have caused us to idle our New Madrid smelter, effectively suspending operations in our Primary Aluminum segment, which has adversely affected our business.
On March 12, 2016, we idled our New Madrid smelter, effectively suspending operations in our Primary Aluminum segment. This action was taken as a result several adverse events affecting our Primary Aluminum operations:
Decline in aluminum prices. The price of our primary aluminum products largely reflects the Midwest Transaction Price (or “MWTP”), which, as explained in more detail in Item 1 of this report under “Business - New Madrid Primary Aluminum Smelter - Pricing,” is the sum of the London Metal Exchange (“LME”) price and the Midwest premium. The average MWTP for 2015 was 88 cents per pound, which constitutes a significant decline from the $1.03 per pound average MWTP in 2014.
Reduction cell failures and resulting effects on production process. Beginning in the third quarter of 2014, we experienced an unusually high concentration of reduction cell failures at the New Madrid smelter. Despite our attempts to rebuild and replace failed cells, our timetable for returning the smelter to full production was not met, due to, among other things, the effect that the reduction cell failures and rebuilds have had on other aspects of the production process. The production process issues adversely affected our production costs and results of operations. Therefore, we focused the efforts of our personnel on stabilizing the entire production process. In this regard, we focused on the process and equipment bottlenecks that limited the effectiveness of our previous efforts to restart a large number of pots, rather than on the rebuilding of reduction cells. This decision also was influenced by the sharp drop in aluminum prices that began in May 2015 coupled with the significant investment in labor and materials required to rebuild the reduction cells.
While, during the first half of 2015 we made significant progress in returning production processes that were adversely affected by the reduction cell failures to a steady-state operation, substantial effort continued to be required to eliminate the reliability issues from the smelter. At the time the smelter was idled, we had not cured all reliability issues and had not commenced the rebuilding of reduction cells.
Explosion at casthouse. On August 4, 2015, an explosion occurred at the smelter’s casthouse. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we redirected the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. Nevertheless, our inability to produce extrusion billet adversely affected Primary segment operating results, and we had not restored billet production at the time the smelter was idled.
Electrical supply circuit failure. On January 7, 2016, production was idled at two of the three pot lines at the New Madrid smelter, following an electrical supply circuit failure. As a result, we took steps to move to a one pot line operation and to adjust staffing and other activities in light of the lower level of production until we completely idled operations on March 10, 2016.
From January through March 15, 2016, we terminated or laid off 862 employees at New Madrid. We are unable to predict whether and when operations at the New Madrid smelter will be resumed. If operations are resumed, we cannot assure that our customers and suppliers will resume doing business with us, or that the employees who were terminated or laid off would resume employment with us if offered or that we can raise the funding necessary to restart the facility. The ultimate disposition of our New Madrid smelter will be determined in our bankruptcy proceedings, and will entail many of the risks addressed above under “Risks Related to Our Bankruptcy.”
The idling of our New Madrid smelter has eliminated a significant source of demand for alumina produced by our Alumina segment; we cannot assure that we will be able to secure orders from other customers that will enable us to maintain production at the segment’s alumina refinery in Gramercy, Louisiana at or near previous levels.
A significant portion of the smelter grade alumina production at the Alumina segment’s alumina refinery in Gramercy, Louisiana was supplied to the New Madrid smelter. As a result of the idling of the New Madrid smelter, we have instituted measures to secure customers to purchase alumina volumes that previously would have been directed to the New Madrid smelter. In addition, we are in the process of expanding the Gramercy refinery’s production capacity for non-metallurgical or chemical grade alumina. We are hopeful, but cannot assure, that these measures will enable us to replace the lost volume formerly shipped to New Madrid. Our failure to replace such lost volumes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Bauxite segment operations in St. Ann, Jamaica may be affected by the idling of the New Madrid smelter, the bankruptcy of the segment’s largest third-party customer and an adverse arbitration decision regarding the production levy paid to the GOJ; if we are unable to successfully address the challenges that these events present to our sales and cost structure, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Recent events have presented challenges to our mining operations in St. Ann, Jamaica. The idling of the New Madrid smelter could have an effect on demand for bauxite supply at our Gramercy refinery if the refinery is not able to maintain its production levels, as discussed in the immediately preceding risk factor. In addition, Sherwin, NBL’s largest third party customer, filed a petition for relief under the Bankruptcy Code in January 2016 and reduced its 2016 purchase volume under its contract with us by 500,000 DMT as compared to 2015; mining volumes have been scaled back accordingly. Moreover, on December 18, 2015, an arbitration panel issued a decision adverse to NBL in a dispute between NBL and the GOJ regarding the extent to which NBL must make production levy payments to the GOJ in connection with shipments of bauxite derived from NBL’s mining operations in Jamaica. The decision significantly increased NBL’s costs.
During 2015, we sold approximately 42% of the bauxite from St. Ann to Sherwin under a bauxite supply contract that runs through 2018. The contract has not been profitable for the Company. Accordingly, on February 8, 2016, we filed a motion in the Bankruptcy Cases seeking Bankruptcy Court approval to reject that contract. Sherwin has contested our right to reject the bauxite supply contract. In addition to contesting the rejection motion directly, on March 7, 2016, Sherwin moved to dismiss NBL’s Bankruptcy Case, and separately, to withdraw the reference to the Bankruptcy Court and transfer the rejection motion to the bankruptcy court overseeing Sherwin’s Chapter 11 case. We are vigorously contesting those motions.
In January 2016, Sherwin filed a petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of Texas. In its Chapter 11 case, Sherwin filed a motion to assume the bauxite supply contract, and proposes to assign the contract to an affiliated entity to which Sherwin proposes to sell substantially all of its assets through a Chapter 11 plan or a sale under section 363 of the Bankruptcy Code. That motion is adjourned pending further instructions by the bankruptcy court in Sherwin’s Chapter 11 case and is not currently scheduled for a hearing. We and Sherwin have submitted the matter to mediation in an attempt to arrive at mutually acceptable revised contractual terms, but the negotiations to date have not been successful. If we are unable to reach agreement with Sherwin and the contract is rejected, we may not be able to secure a customer or customers that would be willing to purchase bauxite from us at commercially reasonable terms and in sufficient volumes to replace the volumes subject to our bauxite supply contract with Sherwin. If we are unable to reach agreement with Sherwin and the contract is assumed and assigned by Sherwin to an affiliate, we would continue to be bound by an unprofitable contract. In either event, our business, financial condition, results of operations and cash flows could be materially adversely affected.
In January 2016, we notified the GOJ that the electrical supply circuit failure at the New Madrid smelter is an event of force majeure that will require NBL to materially reduce mining plans previously provided to the GOJ and related entities. NBL also advised the GOJ that the Sherwin bankruptcy filing may result in additional material reductions to NBL’s mining plans.
NBL is engaged in efforts to improve productivity, reduce costs, maintain bauxite sales volumes and, with respect to sales to Sherwin, achieve improved pricing. However, if some or all of these efforts are not successful, our business, financial condition results of operations and cash flows could be materially and adversely affected.
A downturn in general economic conditions, as well as a downturn in the end-use markets for certain of our products, could materially and adversely affect our business, financial condition, results of operations and cash flows.
The substantial majority of our products are delivered to destinations in the United States. However, adverse changes in economic conditions in regions outside the United States, may have a negative impact on us due to, among others, lower LME aluminum prices, which are set globally, increased competition due to excess supply or reduced demand for our customers’ products.
In addition, certain end-use markets for our rolled products, such as the housing, construction and transportation industries, experience demand cycles that typically are correlated to the general economic environment. Economic downturns in regional and global economies or a decrease in manufacturing activity in these end-use markets, which are sensitive to a number of factors outside our control, could materially and adversely affect our business, financial condition, results of operations and cash flows.
We may encounter increases in the cost of raw materials, which could cause our cost of goods sold to increase, thereby materially and adversely affecting our business, financial condition, results of operations or cash flows and limiting our operating flexibility.
In the production of our products, we require substantial amounts of purchased raw materials, including carbon products and caustic soda. Price volatility of these raw materials can have a significant impact on our costs. If raw material prices increase, we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of the increases through productivity improvements, in which case our business, financial condition, results of operations or cash flows could be materially and adversely affected.
Prices for the raw materials used by our Downstream Business, including primary aluminum, recycled aluminum and alloying elements, are subject to continuous volatility and may increase from time to time. Our flat-rolled aluminum product sales are generally made on the basis of a specified fabrication premium over the underlying metal price, but if raw material costs other than metal increase, we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of high raw materials costs through productivity improvements, in which case our business, financial condition, results of operations and cash flows could be materially and adversely affected. In addition, a sustained material increase in raw materials prices may cause some of our customers to substitute other materials for our products.
We may be unable to continue to compete successfully in the highly competitive markets in which we operate.
We are engaged in a highly competitive industry. We compete with a number of large, well-established companies in each of the markets in which we operate. Historically, our Primary Aluminum segment competed with a large number of other value-added metals producers on an international, national, regional and local basis. We also competed, to a much lesser extent, with primary metals producers, who typically sell to very large customers that require regular shipments of large volumes of metals. Moreover, the idling of our New Madrid smelter has enabled our competitors to focus marketing efforts on the segment’s former customers.
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
Similarly, competitors with superior cost positions to ours, particularly those competitors that operate smelters with access to relatively lower raw material, electric power or other production costs, are likely in a better position to withstand reductions in price or other adverse industry or economic conditions which, in addition to other challenges to the smelter also adversely affected the long-term viability of our smelter. If we are ever able to resume operation at the smelter but do not compete successfully, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
In addition, our Flat-Rolled Products segment competes with other rolled products suppliers, principally multi-purpose mills, on the basis of quality, price, timeliness of delivery, technological innovation and customer service. A primary competitive factor, particularly in the flat-rolled products business, is price. We may be required in the future to reduce fabrication prices or shift our production to products that generally yield lower fabrication prices in order to remain at full production capacity, which could adversely affect our profitability. In addition, technological innovation is important to our customers. If we are unable to maintain a leadership position with regard to technical innovation or at least utilize technologies that effectively are equivalent to our competitors’ new innovations, our financial performance could be materially and adversely affected. Increased competition in any of our businesses could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Aluminum may become less competitive with alternative materials, which could reduce demand for our products, lower our selling prices and reduce our sales volumes.
Aluminum competes with other materials such as steel, copper, plastics, composite materials and glass for various applications. Higher aluminum prices relative to substitute materials tend to make aluminum products less competitive with these alternative materials. The willingness of customers to accept aluminum substitutes, could result in reduced prices or sales volumes, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Our operations consume substantial amounts of energy and may be adversely affected if energy costs rise.
Electricity was essential to the operations at the New Madrid smelter prior to its idling; natural gas is essential to our Gramercy refinery, which is energy intensive. The costs of these resources can vary widely and unpredictably. The factors that affect our energy costs tend to be specific to each of our facilities.
Electricity
Electricity was the largest cost component at our New Madrid smelter prior to its idling; we considered it a key factor to our long-term competitive position in the Primary Aluminum business. We currently are a party to a long-term power supply agreement with Ameren Missouri, pursuant to which we have agreed to purchase substantially all the electricity required at New Madrid; however, in light of the idling of the New Madrid smelter, we currently are obligated to purchase only a limited, minimum amount of electricity. The power supply contract provides that the rate for power will be established by the Missouri Public Service Commission “(MoPSC”) based on two components: a base rate and a fuel adjustment charge. Any changes to the base rate and fuel adjustment charge must be approved by the MoPSC.
Ameren Missouri may increase the rates it charges its customers, including Noranda, subject to the approval of the MoPSC. Once a rate case is commenced by the filing of a rate increase request, the MoPSC has eleven months to issue its ruling on the request. From 2008 through May 31, 2015, the electricity rates paid by New Madrid increased due to rate increases approved by the MoPSC, resulting in annual power costs totaling approximately $44 million. On April 29, 2015, the MoPSC established a reduced electricity rate structure for the New Madrid Facility. The reduced rate structure became effective on June 1, 2015 and carries a term of at least three years. The MoPSC’s ruling requires Noranda to meet certain ongoing conditions, including (i) maintaining employment levels at the New Madrid smelter at a daily average of 850 full-time equivalent personnel; (ii) investing an annual inflation-adjusted $35 million in capital expenditures as defined by U.S. GAAP at the New Madrid smelter; and (iii) refraining from paying special dividends. If the New Madrid smelter were not idled, the reduced electricity rate structure would have resulted in $17 to $25 million in annual savings. However, the reduced electricity rate structure did not offset the cumulative impact of the previous rate increases.
On May 27, 2015, we received a notice of termination from Ameren Missouri, advising that, effective June 1, 2020, Ameren Missouri is terminating the power supply agreement. However, we believe that, even if the power supply agreement terminates in 2020, Ameren Missouri maintains a legal obligation to supply electricity to the New Madrid smelter, at rates approved by the MoPSC, under a Certificate of Convenience and Necessity issued by the MoPSC in 2005 (the “Certificate”). The Certificate expanded Ameren Missouri’s service area to encompass the New Madrid smelter. Ameren Missouri may not remove the New Madrid smelter from its service area without the express approval of the MoPSC.
In addition to base rate adjustments, our electric power costs have been subject to a fuel adjustment clause, under which additional charges could be incurred, based on Ameren Missouri’s fuel costs and off-system sales volume and prices. The fuel adjustment clause resulted in additional fuel charges recorded in cost of goods sold of $10.9 million, $13.2 million and $17.9 million in 2015, 2014 and 2013, respectively. The impact of the fuel adjustment clause can have a dramatic and unpredictable effect on our operating results and cash flows.
As a result of workforce reductions at the smelter, we no longer have the requisite number of full-time equivalent personnel mandated by the MoPSC’s April 29 2015 order. On February 3, 2016, the staff of the MoPSC filed a petition asking the MoPSC to determine whether we have materially failed to comply with the workforce level condition. We responded by noting that we were compelled to initiate the workforce reductions by forces beyond our control, thereby triggering the force majeure exception to the condition. On March 2, 2016, the MoPSC found that, through application of the force majeure exception, we have not materially failed to comply with the workforce condition and ordered that the petition of staff of the MoPSC be dismissed. However, even the reduced electricity rate structure for our New Madrid smelter presents a challenge to our ability to restart the smelter. Therefore, we believe that our ability to restart the New Madrid smelter will be dependent upon, among other things, our ability to obtain a more favorable electricity rate than is provided by rate structure currently in effect.
We have negotiated an agreement with Ameren Missouri that would provide for a meaningful decrease in our electricity rate, but the agreement is subject to the enactment of proposed emergency legislation in Missouri that would, in effect, provide guidelines for rates under an executed contract between an aluminum smelting facility and an electrical corporation; our agreement with Ameren Missouri would be consistent with the proposed guidelines. While we and Ameren Missouri have both expressed support for the proposed legislation, we are unable to predict if the proposed legislation will ever be enacted and, if it is so enacted, when it would be effective. If such proposed legislation is not adopted, our ability to resume operations at New Madrid would be materially and adversely affected.
Electricity is also a key cost component at our rolling mill facilities. Electricity is purchased through medium term contracts at industrial rates from regional utilities supplied through local distributors. If we are unable to obtain power at affordable rates upon expiration of these contracts, we may be forced to curtail or suspend operations with respect to a portion of our production capacity, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Natural gas
Natural gas is the largest cost component at our Gramercy refinery and a key cost component at our rolling mill facilities. Our Gramercy refinery purchases natural gas, based on the Henry Hub Index natural gas price, under a contract with a supplier. Our Downstream Business purchases natural gas on the open market. The price of natural gas can be particularly volatile as supply and demand are affected by weather and other factors. Average Henry Hub Index natural gas prices per mmbtu were $2.77 in 2015, $4.35 in 2014, and $3.73 in 2013. Natural gas prices may be subject to significant fluctuations, and we may not be able to mitigate the effect of higher natural gas costs on our cost of sales. Any substantial increases in natural gas costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows. We have, from time to time, entered into forward swaps to mitigate the effect of fluctuations in natural gas prices. Since January 1, 2013, we have not been a party to any forward swaps for natural gas.
Fuel
Fuel oils such as Bunker “C” and diesel are significant components of the cost structure at our St. Ann bauxite mining operation. Our fuel costs at St. Ann may fluctuate based on the price of oil and we may not be able to mitigate the effect of higher fuel costs. Any increases in fuel costs could cause our operating costs to increase and could materially and adversely affect our business, financial condition, results of operations and cash flows.
If we were to lose order volumes from any of our largest customers, our revenues and cash flows could be materially reduced.
Our business is exposed to risks related to customer concentration. In 2015, our ten largest customers were responsible for approximately 45.3% of our consolidated revenues. In 2015, one customer, Century, accounted for approximately 9% of our consolidated revenues. A loss of order volumes from, or a loss of industry share by, any major customer could materially and adversely affect our financial condition and results of operations by lowering sales volumes and increasing costs, which could have a material and adverse effect on our business, financial condition, results of operations and cash flow. In addition, our customers may become involved in bankruptcy or insolvency proceedings or default on their obligations to us.
On March 9, 2016, Century filed a complaint against Gramercy in the Bankruptcy Cases, seeking a declaratory judgment that it is authorized to exercise certain contractual termination or setoff rights set forth in a contract pursuant to which Gramercy supplies Century with alumina. On March 15, 2016, Century moved for summary judgment, Gramercy’s response to the motion for summary judgment is due on April 6, 2016.
We do not have long-term contractual arrangements with a significant majority of our customers, and our revenues and cash flows could be reduced if our customers decide to use other suppliers.
A majority of our customer contracts have a term of one year or less. Many of our customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchases could have a material and adverse impact on our sales volume and business, or cause us to reduce our prices, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our business requires substantial capital investments that we may be unable to fulfill.
Our operations are capital intensive. Our capital expenditures were $73.4 million, $93.5 million and $87.9 million in 2015, 2014 and 2013, respectively.
We may not generate sufficient operating cash flows, and have access to sufficient external financing sources to enable us to make required capital expenditures. Our inability to make upgrades or purchase new facilities and equipment could result in higher maintenance costs and due to the impact of reduced product quality and other competitive deficiencies, lower sales volumes, in which case our business, financial condition, results of operations and cash flows could be materially and adversely affected.
An adverse decline in the pension liability discount rate, lower than expected investment return on pension assets and other factors could affect our results of operations or amount of pension funding contributions in future periods.
Our results of operations may be negatively affected by the amount of expense we record for our pension and other post-retirement benefit plans, reductions in the fair value of plan assets and other factors affecting our liabilities with respect to the plans. We are required to calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used to estimate pension or other post-retirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders equity.
Although U.S. GAAP expense and pension liabilities are not directly related, the key economic factors that affect U.S. GAAP expense would also likely affect the amount of cash or securities we would contribute to the pension plans. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve the plans’ funded status. Adverse capital market conditions could result in reductions in the fair value of plan assets and increase our liabilities related to such plans, negatively impacting our liquidity and earnings.
The insurance that we maintain may not fully cover all potential exposures.
We maintain property, casualty and workers’ compensation insurance, but our insurance does not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum amounts of coverage. We may incur losses that are in excess of the maximum coverage, or are not covered by our insurance policies, including liabilities for environmental compliance or remediation. In addition, from time to time, various types of insurance for companies in our industries have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.
Our New Madrid smelter has sustained damage due to events such as the casthouse explosion and the electrical supply circuit failure. With respect to the casthouse explosion, we have completed our assessment of damage to the facility and have made meaningful progress in addressing structural damage, including roofing, power and lighting repairs. We anticipate that a substantial portion of the loss resulting from the incident will be covered by our property and business interruption insurance. With respect to the electrical supply circuit failure, we are assessing the resulting damage, most of which relates to the reduction cells within the potlines. As was the case with the casthouse explosion, we anticipate that a substantial portion of the loss resulting from the electrical supply circuit failure will be covered by our property and business interruption insurance. Nevertheless, these incidents could have an impact on our ability in the future to obtain insurance at similar levels and costs, which could materially and adversely affect our business, financial conditions, results of operations and cash flows.
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
On August 4, 2015, an explosion occurred at the casthouse on the site of our New Madrid smelter. Promptly after the explosion, our on-site emergency action team, joined by local emergency response units, secured the area and provided medical assistance. No serious injuries resulted; however, a portion of the casthouse has suffered extensive damage. Following its investigation of the incident, OSHA issued a citation against us for what it characterized as a “serious” violation of Section 5 (a)(1) of the Occupational Safety and Health Act for “exposing employees to an explosion hazard.” for which it proposed a penalty of $7,000.
While we have in place policies and practices to minimize safety risks, we may nevertheless be unable to avoid material liabilities for any employee or visitor death or injury or other material loss due to property damage that may occur in the future. These types of incidents may not be covered by our insurance policies or may exceed our insurance coverage and could materially and adversely affect our business, financial condition, results of operations and cash flows.
We may be materially and adversely affected by environmental, safety, production and product regulations or concerns.
Our operations are subject to a wide variety of U.S. federal, state, local and foreign environmental laws and regulations, including those governing emissions to air; discharges to waters; generation, use, storage, transportation, treatment and disposal of hazardous materials and wastes; land reclamation; and employee health and safety. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. Additionally, certain of our raw material suppliers may be subject to significant environmental compliance costs, which they may pass through to us. As these direct or indirect regulatory costs increase and are passed through to our customers, our products may become less competitive than aluminum products provided by other producers, or products based on other materials, which could reduce our sales. If we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes to achieve and maintain compliance. In addition, environmental requirements change frequently and generally have become more stringent over time. We cannot predict what environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations and cash flows.

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
We have disclosed in our consolidated financial statements certain environmental matters that entail liabilities as defined by U.S. GAAP. There could be other significant environmental matters of which we are not aware. The occurrence of new environmental matters or unanticipated developments pertaining to existing environmental matters could materially and adversely affect our business, financial condition, results of operations and cash flows.
The ongoing operations at the Gramercy facility generate hazardous materials that are disposed of according to long-standing environmental permits. Our asset retirement obligations include costs associated with the future closure and post-closure care of red mud lakes at the Gramercy facility, where Gramercy disposes of wastes from its refining process. We have not recorded an asset retirement obligation for removing such material that may remain at the time of closure of the Gramercy facility as we do not currently believe there is a reasonable basis for estimating the liability. Our ability to form a reasonable estimate is impeded as we cannot predict the amount of hazardous materials that will be remaining at the time of such a closure, due to the fact that we are continuously removing and disposing of these materials as they are generated.
Climate change legislation or regulation may adversely impact our operations and markets.
In several of our operations, we consume energy generated from fossil fuel sources such as coal, diesel and natural gas. A number of governments or government agencies have introduced or are contemplating legislative and regulatory changes in response to significant public and scientific attention to climate change and greenhouse gases. Regulatory and legislative initiatives may affect our operations directly or indirectly through customers or our supply chain. In light of the extensive ongoing debate surrounding climate change and the measures that should be adopted to address the issue, we cannot predict the impact of future climate change legislation and regulation. We may incur increased capital expenditures in order to comply with legislative or regulatory changes. In addition, we may be subject to increased energy costs, increased insurance premiums and deductibles and a change in competitive position relative to industry peers and changes in the demand for the goods we produce, or increases to our raw material costs. Any of these consequences could materially and adversely affect our business, financial condition, results of operations and cash flow.
Some of our facilities are located in areas that have been subject to natural disasters. Future natural disasters in these areas could damage our facilities and disrupt our operations.
Our aluminum smelter is located in New Madrid, Missouri on the banks of the Mississippi River and near the New Madrid fault line, in an area that may be subject to natural disasters such as floods, tornadoes, ice storms and earthquakes. These events could damage our facility, or lead to interruptions in our power supply, which may disrupt our production of aluminum at such time, if ever, as the smelter operations resume. In addition, our bauxite mining operation, which is located in St. Ann, Jamaica, and our alumina refinery, which is located in Gramercy, Louisiana, may be exposed to hurricanes. Our other facilities also may be subject to natural disasters. We maintain insurance to protect us from damages that may result from floods, earthquakes, tornadoes and hurricanes in amounts that we believe are commercially reasonable. There can be no assurance, however, that such insurance will be adequate to completely reimburse us for the losses that might be sustained or would provide sufficient funds for the reconstruction of our facilities. In any event, depending on the severity of the damage sustained by our facilities following a natural disaster, we may not be able to avoid a suspension or disruption of our business while reconstruction is proceeding or while we seek to identify alternative sources of the materials.
Our business is subject to unplanned business interruptions that may adversely affect our performance.
Our facilities are subject to unplanned events such as accidents, supply interruptions, transportation interruptions, human error, mechanical failure, information system breakdowns. Operational malfunctions or interruptions at one or more of our facilities could significantly impair our production capacity. As such events occur, we may experience substantial business loss and be required to purchase one of our integrated raw materials at prices substantially higher than our normal cost of production, which could materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, due to our vertical integration, operational malfunctions or interruptions at an Upstream Business facility could materially and adversely affect the performance or operation of other facilities further along our integrated production chain. Such interruptions may harm our reputation among actual and potential customers, potentially resulting in a loss of business. Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, our coverage may not be sufficient to cover all losses, or may not cover certain losses. To the extent these losses are not covered by insurance, our financial condition, results of operations and cash flows could be materially and adversely affected.

Cyber attacks and security breaches may threaten the integrity of our sensitive information, disrupt our business operations, and result in reputational harm and other negative consequences that could have a material adverse effect on our business.
Cybersecurity attacks and security breaches affecting our operations may include, but are not limited to, attempts to access information, computer viruses, denial of service and other electronic security breaches. These could range from uncoordinated individual attacks to advanced persistent threats directed at us. We have experienced such attacks in the past, and based on information currently available to us, they have not had a material impact on our business, financial condition, results of operations or cash flows. However, due to the evolving nature and sophistication of cybersecurity threats, we cannot predict the scope and impact of any future cybersecurity incident. While we regularly work to safeguard our systems and mitigate potential risks, we cannot assure that such actions will be sufficient to prevent attacks or security breaches that manipulate or improperly use our systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt our operations. The occurrence of such events could have a negative impact on our reputation and competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
We could experience labor disputes that disrupt our business.
We are a party to seven collective bargaining agreements with five different unions.
In the United States: we have agreements with the United Steelworkers of America and the International Association of Machinists and Aerospace Workers.
At St. Ann, Jamaica: we have agreements with the University and Allied Workers Union; the Union of Technical, Administrative and Supervisory Personnel; and the Bustamante Industrial Trade Union.
As customary in Jamaican labor practices, unions generally submit claims subsequent to the expiration of the collective bargaining agreements. Until a new agreement is ratified, we continue to operate under the terms of the expired agreement, and, once signed, the new agreement is retroactive to the previous expiration date.
Labor negotiations for renewal of bargaining agreements may not conclude successfully and, in that case, may result in a significant increase in the cost of labor, or result in work stoppages or labor disturbances, that may disrupt our operations. Any such cost increases, stoppages or disturbances could materially limit plant production, sales volumes and profitability, in which case our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Additionally, as a result of our Chapter 11 filing we are currently undergoing negotiations with labor unions representing employees of our Bauxite, Alumina and Primary Aluminum segments to modify our collective bargaining agreements. If we cannot reach agreement on such modifications, we likely will be required to reject the collective bargaining agreements in accordance with applicable provisions of the Bankruptcy Code.
Our foreign operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in foreign countries, also could adversely affect our business.
We conduct our bauxite mining operation in St. Ann, Jamaica. We are, and will continue to be, subject to a number of risks in connection with our foreign operations. These risks include those associated with political or financial instability, expropriation, renegotiation or nullification of agreements, and changes in local government laws, regulations and policies, including those related to taxation, employment regulations and repatriation of earnings. While the impact of these factors is difficult to predict and beyond our control, any one or more of them could materially and adversely affect our business, financial condition or operating results. In addition economic conditions may be more volatile, legal and regulatory systems less developed and predictable and the possibility of various types of adverse government action more pronounced in foreign countries than in the United States. We have been in a dispute with the GOJ with regard to the amount of production levy payments payable to the GOJ. The dispute was submitted to arbitration, and in December 2015, the arbitration panel issued a decision adverse to us. See Note 21, “Non-Controlling Interest” to the consolidated financial statements included in this report for additional information regarding the arbitration proceeding. The unfavorable outcome, in the arbitration could materially and adversely affect our business, financial condition, results of operations and cash flows.
In addition, our operations and the commercial markets for our products could also be materially and adversely affected by acts of war, terrorism or the threat of these events; government actions such as controls on imports, exports and prices, tariffs, new forms of taxation or changes in fiscal regimes; and increased government regulation in countries where the manufacture or consumption of aluminum products occur. Unexpected or uncontrollable events or circumstances in any of these markets could materially and adversely affect our business, financial condition, results of operations or cash flows.
Our SEC filing obligations are suspended, and publicly available information about us will be limited.
Our SEC filing obligations have been suspended, and this annual report on Form 10-K, including any amendments to this report, is the last report we will file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act, unless, on the first day of any subsequent year, we again become subject to the reporting obligations in accordance with the provisions of Section 15(d) of the Exchange Act. As a result, publicly available information with respect to our company will be limited going forward.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.    PROPERTIES
We are an integrated producer of primary aluminum, alumina, bauxite and high-quality rolled aluminum coils. We have two businesses: our Upstream Business and Downstream Business.
Our Upstream Business consists of three reportable segments: Primary Aluminum, Alumina and Bauxite.

•
The Primary segment consists of a smelter near New Madrid, Missouri. In 2015, New Madrid produced approximately 518 million pounds (235,000 metric tonnes) of primary aluminum, representing approximately 14.8% of total 2015 U.S. primary aluminum production, based on statistics from CRU International Limited, an independent consulting group focused in part on the mining and metal sectors.

•	The Alumina segment consists of an alumina refinery near Gramercy, Louisiana.

•	The Bauxite segment consists of a bauxite mining operation and alumina refinery.
Our Downstream Business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mills at three facilities. These four rolling mills have a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
Our corporate headquarters are located in Franklin, Tennessee and consist of leased office space aggregating approximately 30,000 square feet.
For additional information about the location and productive capacity of our facilities see Item 1, “Business.”

ITEM 3.    LEGAL PROCEEDINGS
See “Business - Voluntary Reorganization Under Chapter 11 of Title 11 of the United States Code” in Item 1 of this report, and “Risk Factors - Risks related to our bankruptcy” in Item 1A of this report for information regarding the voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code filed by Noranda HoldCo and all of its direct and indirect wholly-owned subsidiaries in the United States Bankruptcy Court for the Eastern District of Missouri, which information is incorporated herein by reference.
See Note 21, “Non-Controlling Interest,” to the consolidated financial statements included in this report for information pertaining to an arbitration proceeding regarding a dispute between Noranda Bauxite Limited (“NBL”) and the Government of Jamaica (“GOJ”) as to the amount of the production levy payable by NBL to the GOJ, which information is incorporated herein by reference.
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
Our executive management, along with site managers and union leadership, are actively involved in supporting and promoting our ongoing emphasis on workplace safety. Safety performance is a key metric used in determining annual incentive awards for our U.S. employees.
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
Market Information and Holders
Our common stock began trading on the New York Stock Exchange under the symbol “NOR” following our initial public offering in May 2010. Before then, there was no public market for our common stock. Our common stock traded on the New York Stock Exchange through December 15, 2015 and subsequently traded in the over the counter market under the symbol “NORN”. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  The information in the table reflects the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

	2015		2014
	High	Low	High	Low
	$	$	$	$
First quarter	27.51	19.25	35.21	19.67
Second quarter	24.71	5.88	31.01	20.30
Third quarter	4.82	1.59	39.41	24.36
Fourth quarter	2.67	0.28	32.55	22.96
As of March 14, 2016, we had approximately 95 holders of record of our common stock, including Depository Trust Company participating institutions.
Dividends
The payment of any cash dividend on our common stock is considered a restricted payment under our senior secured credit facilities and the indenture governing the Noranda Aluminum Acquisition Corporation 11% Senior Notes due 2019 (“AcquisitionCo Notes due 2019”), and we were restricted from paying any cash dividend on our common stock unless we satisfied certain conditions, including satisfying certain financial thresholds and the absence of any event of default. At December 31, 2015 and 2014, we met all required performance ratios contained in our senior secured credit facilities and the indenture governing the AcquisitionCo Notes due 2019 related to the payment of dividends consistent with our current dividend policy. On June 18, 2015, our Board of Directors suspended dividend payments.
The following table summarizes the cash dividends we paid to shareholders during 2015 and 2014. The per share dividend amounts in the table reflect the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 19, 2014	0.07	March 26, 2014	0.7
April 22, 2014	0.07	May 28, 2014	0.7
August 11, 2014	0.07	September 17, 2014	0.7
November 3, 2014	0.07	December 8, 2014	0.6
February 18, 2015	0.07	March 25, 2015	0.7
May 6, 2015	0.07	June 10, 2015	0.7

ITEM 6.    SELECTED FINANCIAL DATA
Selected Historical Consolidated Financial Data
The following tables present our selected historical consolidated financial data. The following information should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 of this report, and the consolidated financial statements and other financial information included in this report.

	Year ended December 31,
(in millions, except per share data and where noted)	2015	2014	2013	2012	2011
Statements of operations data:
Sales	$1,228.1	$1,355.1	$1,343.5	$1,394.9	$1,559.8
Operating costs and expenses:
Cost of sales	1,244.1	1,261.8	1,271.9	1,277.7	1,344.5
Selling, general and administrative expenses	109.4	76.2	97.1	82.6	93.9
Goodwill and other intangible asset impairment	137.9	—	—	—	—
Excess insurance proceeds	(25.2)	—	—	—	—
Total operating costs and expenses	1,466.2	1,338.0	1,369.0	1,360.3	1,438.4
Operating income (loss):	(238.1)	17.1	(25.5)	34.6	121.4
Other (income) expense:
Interest expense, net	52.6	50.4	47.5	33.1	21.5
(Gain) loss on hedging activities, net	16.4	(4.6)	2.3	(81.2)	(86.4)
Debt refinancing expense	—	—	2.5	8.1	—
Total other (income) expense	69.0	45.8	52.3	(40.0)	(64.9)
Income (loss) before income taxes	(307.1)	(28.7)	(77.8)	74.6	186.3
Income tax expense (benefit)	(47.5)	(2.1)	(30.2)	25.1	45.4
Net income (loss) for the period	$(259.6)	$(26.6)	$(47.6)	$49.5	$140.9
Net income (loss) per common share:
Basic	$(26.09)	$(2.71)	$(4.90)	$5.13	$14.71
Diluted	$(26.09)	$(2.71)	$(4.90)	$5.02	$14.44
Weighted-average common shares outstanding:
Basic	9.95	9.81	9.71	9.65	9.58
Diluted	9.95	9.81	9.71	9.87	9.76
Cash dividends declared per common share	$0.07	$0.28	$0.91	$7.21	$7.21
Balance Sheet data:
Cash and cash equivalents	$56.1	$20.5	$79.4	$36.1	$42.7
Property, plant and equipment, net	686.7	695.0	677.2	694.5	699.8
Total assets	1,087.6	1,318.1	1,322.1	1,357.7	1,377.5
Long-term debt (including current portion)(1)	742.3	668.0	659.1	595.7	428.5
Common stock subject to redemption	—	—	—	2.0	2.0
Equity	(171.9)	72.1	147.3	152.3	259.6
Working capital(2)	(611.8)	142.1	203.1	180.4	126.4
Cash flow data:
Operating activities	$17.9	$30.6	$64.2	$18.9	$140.6
Investing activities	(62.1)	(93.2)	(71.8)	(82.6)	(62.0)
Financing activities	79.8	3.7	50.9	57.1	(69.7)
Other data:
EBITDA(3)	$(159.4)	$111.2	$65.7	$206.2	$305.5
Average realized Midwest Transaction Price (per pound)(4)	0.88	1.03	0.95	1.01	1.17
Net Cash Cost (per pound shipped)(5)	0.93	0.86	0.83	0.81	0.75
Shipments:
Third party shipments:
Bauxite (kMts)	1,869.6	2,166.3	1,983.8	2,306.0	2,499.9
Alumina (kMts)	734.9	653.1	625.0	617.0	635.1
Primary Aluminum (pounds, in millions)	403.0	452.8	504.8	496.7	513.0
Flat-Rolled Products (pounds, in millions)	379.5	383.0	372.5	379.4	362.6
Intersegment shipments:
Bauxite (kMts)	2,635.2	2,646.2	2,723.6	2,454.0	2,643.6
Alumina (kMts)	399.8	502.8	535.8	493.0	487.5
Primary Aluminum (pounds, in millions)	115.4	104.6	84.4	75.6	68.4

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

	Year ended December 31,
	2015	2014	2013	2012	2011
	$	$	$	$	$
Net income (loss)	(259.6)	(26.6)	(47.6)	49.5	140.9
Income tax expense (benefit)	(47.5)	(2.1)	(30.2)	25.1	45.4
Interest expense, net	52.6	50.4	47.5	33.1	21.5
Depreciation and amortization	95.1	89.5	96.0	98.5	97.7
EBITDA	(159.4)	111.2	65.7	206.2	305.5

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

(5)	Net Cash Cost (per pound shipped)represents our integrated cash cost to produce a pound of primary grade aluminum, net of value-added premium on Primary Aluminum segment sales.
We have included Net Cash Cost because we believe it provides investors with additional information to measure our operating performance. We believe that this metric enables investors to assess the prevailing LME aluminum price plus Midwest premium (which together constitute (the MTWP) per pound compared to our unit net costs per pound shipped. Net Cash Cost is positively or negatively impacted by changes in Primary Aluminum segment, Alumina segment and Bauxite segment production and sales volumes, natural gas and oil related costs, seasonality in our electrical contract rates, and increases or decreases in other production related costs. Net Cash Cost is not a measure of financial performance under U.S. GAAP and may not be comparable to similarly titled measures used by other companies in our industry and should not be considered in isolation from or as an alternative to any performance measures derived in accordance with U.S. GAAP.

	Year ended December 31,
	2015	2014	2013	2012	2011
Total Primary Aluminum cash cost (in millions) (a)	$482.8	$478.8	$487.8	$465.2	$436.0
Total shipments (pounds in millions)	518.4	557.4	589.2	572.3	581.4
Net Cash Cost (per pound shipped)	$0.93	$0.86	$0.83	$0.81	$0.75

(a) Total Primary Aluminum segment cash cost is calculated below (in millions):
Total Primary Aluminum revenue	$503.9	$632.4	$622.9	$630.6	$724.1
Less fabrication premiums and other revenue	(45.0)	(57.2)	(60.9)	(52.6)	(46.6)
Realized MTWP price revenue	458.9	575.2	562.0	578.0	677.5

Primary Aluminum segment profit	(27.9)	95.6	51.9	76.7	140.3
Alumina segment profit	12.5	8.5	13.6	35.0	78.4
Bauxite segment profit	(10.4)	(6.6)	8.2	(0.2)	18.5
Profit Eliminations	1.9	(1.1)	0.5	1.3	4.3
Total	(23.9)	96.4	74.2	112.8	241.5
Total Primary Aluminum cash cost (in millions)	$482.8	$478.8	$487.8	$465.2	$436.0

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Selected Quarterly Consolidated Financial Data. This section provides the unaudited quarterly financial information for each of our years ended December 31, 2015 and 2014.
Results of Operations. This section provides a discussion of the results of operations on a historical basis for each of our years ended December 31, 2015, 2014 and 2013.
Liquidity and Capital Resources. This section provides an analysis of our cash flows for each of our years ended December 31, 2015, 2014 and 2013 and availability of funds at December 31, 2015.
Description of Certain Indebtedness. This section provides a general description of our senior secured credit facilities, the AcquisitionCo Notes due 2019 and governing indenture.
Contractual Obligations and Contingencies. This section provides a discussion of our commitments as of December 31, 2015.

Company Overview
We are an integrated producer of primary aluminum, alumina and high-quality rolled aluminum coils. We have two businesses: our Upstream Business and Downstream Business.
Our Upstream Business consists of three reportable segments: Primary Aluminum, Alumina and Bauxite.

•	The Primary segment consists of a smelter near New Madrid, Missouri, which we refer to as “New Madrid.” The smelter currently is idled.

•	The Alumina segment consists of an alumina refinery near Gramercy, Louisiana, which we refer to as “Gramercy.”

•	The Bauxite segment consists of a bauxite mining operation (“St. Ann”) and alumina refinery (Gramercy).
Our Downstream Business comprises our Flat-Rolled Products segment, which is one of the largest aluminum foil producers in North America, and consists of four rolling mills at three facilities. These four rolling mills have a combined maximum annual production capacity of 410 to 495 million pounds, depending on production mix.
On February 8, 2016 we and all our wholly owned direct and indirect subsidiaries filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Missouri (“the Court”). We took this action to have additional time and financial flexibility to evaluate options for our various business operations. See “Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code” in Item 1 of this report.
Factors Affecting 2015 Operating Results
The decision to enter a court-supervised restructuring process was necessitated by a number of factors which adversely affected our 2015 operating results. Principal among them is the sustained and dramatic decline in the LME price of primary aluminum, which adversely impacted our Alumina and Primary Aluminum segments, and the Midwest Premium, which adversely affected our Primary

Aluminum segment. Additional exacerbating factors placed significant pressure on our already strained businesses, including (i) multiple incidents at New Madrid; (ii) an unsuccessful arbitration with the GOJ regarding the production levy NBL is obligated to pay to the GOJ for the bauxite it mines; (iii) substantially below-market price in the bauxite supply contract with our principal third-party bauxite customer; and (iv) the substantial cumulative increases in electricity rates at the New Madrid smelter.
Aluminum and Alumina Prices. Throughout 2015, the LME price of primary aluminum declined significantly, reaching the lowest levels since 2009. We believe this decline resulted from an oversupply of aluminum in the market and the expectation of slower growth rates in the consumption of alumina in emerging markets, particularly in China. The sustained downward pressure on aluminum prices had a significant negative impact on our business throughout 2015, and has resulted in reduced margins for both primary aluminum and alumina sales.
Likewise, the Midwest Premium declined significantly in 2015, which has had a negative impact on our Primary Aluminum segment. We believe this decline resulted from a number of factors, particularly an increase in imports from China into the U.S. market.
Incidents at New Madrid. Beginning in third quarter of 2014 we experienced an unusually high concentration of reduction cell failures at our New Madrid smelter. Among other things, reduction cell failures and rebuilds affected other aspects of the production process, requiring the reallocation of personnel effort towards stabilizing the entire production process. In addition, since the rebuilding of reduction cells requires significant investment in labor and materials the sharp drop in aluminum prices that began in May 2015 adversely affected the economics of ramping up production. Moreover, peak power surcharges in effect from June through September had a further negative impact on the economics of ramping up production.
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
The challenges confronting the New Madrid smelter were exacerbated when on August 4, 2015, an explosion occurred at the smelter’s casthouse. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we redirected the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. Nevertheless, our inability to produce extrusion billet has adversely affected Primary segment operating results. We had not restored billet production by the time the smelter’s operations were idled. We anticipate that a substantial portion of the loss resulting from the incident will be covered by our property and business interruption insurance.
Bauxite Production Levy. In 2015, in connection with our efforts to improve the cost structure of our bauxite mining operations in Jamaica, we attempted to negotiate a new fiscal regime with the GOJ. During this process, a dispute arose concerning the amount of the production levy payments required to be paid under the establishment agreement between the GOJ and NBL. From January 1, 2009 to December 31, 2014, we paid a base levy rate of $2.50 per DMT of bauxite we mined and exported. As of January 1, 2015, the GOJ sought to impose a base levy rate of $5.00 per DMT, subject to LME adjustment. We disputed this amount, and on March 16, 2015 we submitted a notice requesting arbitration to resolve the dispute with the GOJ. During the pendency of the arbitration, we agreed on an interim basis to a production levy of $5.00 per DMT, of which $3.75 per DMT was paid in cash, and $1.25 per DMT was satisfied by our posting of an irrevocable letter of credit.
On December 18, 2015, the arbitration panel issued a decision that was adverse to us. As a consequence of the arbitration panel’s decision, the production levy in effect for 2015 was $6.35 per DMT, which represents $5.00 per DMT, proportionately adjusted for increases in the LME aluminum prices in accordance with the terms of the establishment agreement, as amended. This substantial increase in the production levy placed significant additional pressure on St. Ann operations.
Below-market, Unprofitable Contract for Third Party Bauxite Shipments. NBL sells bauxite to Sherwin under a bauxite supply contract between NBL and Sherwin. On January 11, 2016, Sherwin commenced a voluntary case under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Southern District of Texas.
The terms of NBL’s bauxite supply contract with Sherwin, under which Sherwin purchases bauxite at a price that we believe is substantially below market, are unprofitable for us. Our ability to reject that contract as early as possible is critical to the viability of our Bauxite business. Accordingly, on February 8, 2016, we filed a motion in our Bankruptcy Cases seeking Bankruptcy Court approval to reject that contract.
Sherwin has contested our right to reject the bauxite supply contract. In addition to contesting the rejection motion directly, on March 7, 2016, Sherwin moved to dismiss NBL’s Bankruptcy Case and, separately, to withdraw the reference to the Bankruptcy Court and transfer the rejection motion to the bankruptcy court overseeing Sherwin’s Chapter 11 case. We are vigorously contesting those motions.
In its own Chapter 11 case, Sherwin filed an emergency motion on January 11, 2016, to assume the Bauxite Supply Contract, and proposes to assign the Bauxite Supply Contract to another Glencore affiliate to which Sherwin proposes to sell substantially all of its assets through a Chapter 11 plan or a sale under Section 363 of the Bankruptcy Code. That motion is adjourned pending further instructions by the bankruptcy court in Sherwin’s Chapter 11 case and is not currently scheduled for a hearing.

Cumulative Increases in Electricity Rates at New Madrid. From 2008 through May 31, 2015, the electricity rates paid by New Madrid increased due to rate increases approved by the MoPSC, resulting in annual power costs totaling approximately $44 million. In April 2015, the MoPSC established a reduced electricity rate structure for the New Madrid Facility. If the New Madrid smelter were not idled, the reduced electricity rate structure would have resulted in $17 to $25 million in annual savings. While the reduced electricity rate structure went into effect June 1, 2016, it did not offset the cumulative impact of the previous rate increases.
Debtor-in-Possession Financing
On March 11, 2016, the Bankruptcy Court approved, on a final basis, our debtor-in-possession financing consisting of (i) a superpriority, secured, asset based revolving credit facility in the principal amount of up to $130.0 million, provided by Bank of America, N.A., in its capacity as a lender, and by certain other financial institutions, under which Bank of America is acting as administrative agent and collateral agent, and (ii) a superpriority, multiple draw secured term loan in an aggregate principal amount of up to $35.0 million provided by certain financial institutions that were lenders under a pre-petition term loan, pursuant to which Cortland Capital Market Services, LLC is acting as administrative agent and collateral agent.
The debtor-in-possession financing contains certain requirements which have a material impact on the continued operation of our business, including the requirement that we conduct a process to sell the Downstream business, idle the Company’s New Madrid smelter, and prepare an Upstream business plan that is reasonably acceptable to the DIP lenders.
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
Government regulations and environmental matters
Our operations are subject to a wide variety of U.S. federal, state, local and foreign environmental laws and regulations, including those governing emissions to air; discharges to waters; generation, use, storage, transportation, treatment and disposal of hazardous materials and waste; land reclamation; and employee health and safety. Compliance with environmental laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements.
In addition, environmental requirements change frequently and have tended to become more stringent over time. We cannot predict the nature of environmental laws or regulations that may be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced, or the amount of future expenditures that may be required to comply with such laws or regulations. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations and cash flows.
Moreover, if we are unable to comply with environmental laws and regulations, we could incur substantial costs, including fines and civil or criminal sanctions, or costs associated with upgrades to our facilities or changes in our manufacturing processes in order to achieve and maintain compliance.
We accrue for costs associated with environmental investigations and remedial efforts when it becomes probable that we are liable and the associated costs can be reasonably estimated. Our environmental-related liabilities of $19.6 million and $20.8 million at December 31, 2015 and 2014, respectively, comprised the following:

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
At December 31, 2014 we had $10.5 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. During the fourth quarter of 2015 the restricted cash balance was converted into a letter of credit. The letter of credit held a balance of $10.9 million at December 31, 2015.
For the year ended December 31, 2015, we incurred $3.4 million of capital expenditures related to compliance with environmental regulations. We anticipate environmental capital expenditures of $2.7 million in 2016. We have incurred, and in the future will continue to incur, operating expenses related to environmental compliance. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.
Critical Accounting Policies and Estimates
Our principal accounting policies are described in Note 2, “Accounting Policies” to the audited consolidated financial statements included in this report. The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period addressed by the financial statements. By their nature, these estimates and assumptions are subject to uncertainty. We have identified the following critical accounting estimates, which are defined as those that are reflective of significant judgments and uncertainties, are the most important to the presentation of our financial condition and results of operations, and could potentially result in materially different results under different assumptions and conditions.
Revenue recognition
Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms.
Impairment of long-lived assets
Our long-lived assets, primarily property, plant and equipment, comprise a significant amount of our total assets. We evaluate our long-lived assets and make judgments and estimates affecting the carrying value of these assets, including amounts to be capitalized and useful lives. We evaluate the recoverability of our long-lived assets for possible impairment when events or circumstances indicate that the carrying amounts may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair value.
This impairment evaluation requires us to make long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and future market conditions. Significant changes to these assumptions based upon, among other things, unanticipated events, could require a provision for impairment in a future period. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
Goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. Effective January 1, 2012, we adopted new accounting standards that allow a qualitative assessment to determine whether further impairment testing is necessary. Nevertheless, we elected to continue to proceed directly to an evaluation of goodwill and other indefinite-lived intangible assets for impairment using a two-step quantitative assessment. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the fair value of goodwill is determined in connection with a business combination. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
Our analysis includes assumptions about future profitability and cash flows of our reporting units, which reflect our best estimates based on information that was known at the date of the valuations. It is at least reasonably possible that subsequent events would require material change in our estimates, in which case, future impairment charges may be recorded.
During the third quarter of 2015, we determined that our Primary Aluminum segment’s goodwill was fully impaired, and we recognized a $137.6 million non-cash impairment charge, reducing the carrying amount to zero. Our Primary Aluminum segment also recognized a non-cash impairment charge of $0.3 million in the third quarter of 2015 related to tradenames included in other indefinite-lived intangible assets, following an analysis based on an income approach. See Note 9, “Goodwill and Other Intangible Assets” in the consolidated financial statements included in this report for further information.

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
The following table illustrates the sensitivity of our LIFO adjustment by showing the amount by which pre-tax income would have changed for the year ended December 31, 2015, given certain specified changes in inventory costs:

Inventory item	Sensitivity	Increase (decrease) in pre-tax income ($ in millions)
Primary Aluminum segment:
Coke	10% increase in price	(1.4)
Alumina	$0.10 increase in LME aluminum per pound	(1.5)
Flat-Rolled Products segment:
Metal	$0.10 increase in LME aluminum per pound	(3.6)
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
For derivatives that were designated and qualify as cash flow hedges, the effective portion of changes in fair value was initially recorded in accumulated other comprehensive income (“AOCI”) as a separate component of equity and reclassified into earnings in the period during which the hedged transaction was recognized in earnings. The ineffective portion of changes in fair value was reported in (gain) loss on hedging activities immediately. Forecasted sales represent a sensitive estimate in our designation of derivatives as cash flow hedges. Forecasted sales also represent a sensitive estimate in our accounting for derivatives because they impacted the determination of when amounts in AOCI should be reclassified into earnings. As of December 31, 2015 and December 31, 2014, respectively, none of our derivative instruments were designated and qualified as fair value or cash flow hedges.
U.S. Pension Benefits
We sponsor defined benefit pension plans for which we recognize expenses, assets and liabilities based on actuarial assumptions regarding the valuation of benefit obligations and the future performance of plan assets. We recognize the funded status of the plans as an asset or liability in the consolidated financial statements, and measure defined benefit pension plan assets and obligations as of the end of our fiscal year. We recognize the change in the funded status of defined benefit pension plans in accumulated other comprehensive income (“AOCI”). The primary assumptions used in calculating pension expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, the expected long-term rate of return on plan assets and assumptions related to the employee workforce including projected salary increases, retirement age and mortality. These rates are estimated annually as of December 31.
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
The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model developed with the assistance of an external actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, consumer products, transportation, insurance, and pharmaceutical, among others. The yield curve model parallels the plans’ projected cash flows, which have an average duration of 15.5 years, and the underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times. In 2015, 2014, and 2013, the weighted average discount rate used to determine benefit obligations for U.S. pension plans was 4.3%, 4.0%, and 4.8%, respectively. Changes in estimates regarding the discount rate and projected cash flow can have a profound effect on our recorded pension liabilities. For example, an increase in the discount rate of one fourth of 1% would result in an approximately $16.3 million decrease in pension liabilities as of December 31, 2015 and a credit of $1.8 million to pre-tax earnings in 2016.
The expected long-term rate of return on U.S. pension plan assets is developed by management, represents an estimate of future experience for trust asset returns, and reflects current and expected future market conditions. For 2015, 2014, and 2013, management estimated an expected long-term rate of return, based on prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. This rate falls within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class. For 2016, management determined that the expected long-term rate of return would be 7.0%. A change in the assumption for the expected long-term rate of return on plan assets of one fourth of 1% would impact pre-tax earnings by approximately $0.8 million for 2016.
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 2, “Accounting Policies” to the consolidated financial statements.

Selected Quarterly Consolidated Financial Data
The following table presents unaudited selected quarterly financial information (in millions, except per share data):

	2015 quarter ended				2014 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Sales	345.6	332.7	309.5	240.3	311.6	345.9	361.4	336.2
Gross profit	33.6	9.2	(26.5)	(32.3)	9.6	20.5	25.9	37.3
Operating income (loss)	11.3	(17.3)	(181.6)	(50.5)	(11.1)	2.7	6.3	19.2
Net income (loss)	(2.7)	(25.4)	(175.1)	(56.4)	(16.8)	(7.6)	(3.9)	1.7
Net income (loss) per common share:
Basic	(0.27)	(2.56)	(17.49)	(5.63)	(1.72)	(0.77)	(0.40)	0.17
Diluted	(0.27)	(2.56)	(17.49)	(5.63)	(1.72)	(0.77)	(0.40)	0.17
The special items outlined below significantly impacted the comparability of our unaudited quarterly financial results (in millions):

	2015 quarter ended				2014 quarter ended
	First quarter	Second quarter	Third quarter	Fourth quarter	First quarter	Second quarter	Third quarter	Fourth quarter
	$	$	$	$	$	$	$	$
Special items:
Pre-tax impact of special items:
Gain (loss) on hedging activities:
GAAP mark-to-market gain (loss)	(0.3)	(2.9)	(7.3)	(5.9)	(0.3)	(0.1)	2.6	2.4
Cash settlements received (paid)	(1.4)	(4.2)	(6.8)	(4.5)	(0.9)	1.2	2.7	1.9
Amount treated as special item	1.1	1.3	(0.5)	(1.4)	0.6	(1.3)	(0.1)	0.5
Other termination expenses	(0.2)	(4.4)	(0.5)	—	0.5	—	(0.7)	(1.1)
Non-recurring consulting fees	(0.3)	(1.3)	(1.4)	(4.3)	(0.2)	(0.1)	—	(0.4)
Non-recurring employee benefits	(0.7)	—	—	—	—	—	—	—
Goodwill and other intangibles impairment	—	—	(137.9)	—	—	—	—	—
Excess insurance recoveries	—	—	5.1	15.4	—	—	—	—
Other, net	(0.1)	0.2	0.2	(4.2)	(0.1)	(0.1)	(0.2)	(0.2)
Total pre-tax impact of special items	(0.2)	(4.2)	(135.0)	5.5	0.8	(1.5)	(1.0)	(1.2)

Results of Operations
We have provided the following discussion to aid the reader in understanding the results of operations. You should read the following discussion of the results of operations and financial condition together with the consolidated financial statements and related notes included in this report.
The following chart indicates the percentages of sales represented by each of our segments for the periods presented:

	Year ended December 31,
	2015	2014	2013
	%	%	%
Bauxite	10	9	10
Alumina	26	25	25
Primary	41	47	46
Flat-Rolled	45	43	41
Eliminations	(22)	(24)	(22)
Total	100	100	100

The following chart indicates the percentages of segment profit (loss) represented by each of our segments for the periods presented:

	Year ended December 31,
	2015	2014	2013
	%	%	%
Bauxite	(179)	(5)	9
Alumina	216	7	15
Primary	(481)	75	56
Flat-Rolled	1,036	44	54
Corporate	(524)	(20)	(34)
Eliminations	32	(1)	—
Total	100	100	100

Discussion of results for the year ended December 31, 2015 compared to the year ended December 31, 2014
The following table sets forth certain consolidated financial information for the years ended December 31, 2015 and 2014 (in millions, except per share data and where noted):

	Year ended December 31,
	2015	2014
	$	$
Statements of operations data:
Sales	1,228.1	1,355.1
Operating costs and expenses:
Cost of sales	1,244.1	1,261.8
Selling, general and administrative	109.4	76.2
Goodwill and other intangibles impairment	137.9	—
Other recoveries	(25.2)	—
Total operating costs and expenses	1,466.2	1,338.0
Operating income (loss)	(238.1)	17.1
Other (income) expense:
Interest expense, net	52.6	50.4
(Gain) loss on derivatives	16.4	(4.6)
Total other expense, net	69.0	45.8
Loss before income taxes	(307.1)	(28.7)
Income tax expense (benefit)	(47.5)	(2.1)
Net loss	(259.6)	(26.6)
Net loss per common share*:
Basic	(26.09)	(2.71)
Diluted	(26.09)	(2.71)
Weighted-average common shares outstanding*:
Basic (shares, in millions)	9.95	9.81
Diluted (shares, in millions)	9.95	9.81
Cash dividends declared per common share*	0.07	0.28
External sales by segment:
Bauxite	43.8	47.4
Alumina	224.8	206.3
Primary	408.2	524.6
Flat-Rolled	551.3	576.8
Total	1,228.1	1,355.1
Segment profit (loss):
Bauxite	(10.4)	(6.6)
Alumina	12.5	8.5
Primary	(27.9)	95.6
Flat-Rolled	60.1	55.9
Corporate	(30.4)	(25.0)
Eliminations	1.9	(1.1)
Total	5.8	127.3
Financial and other data:
Average realized Midwest transaction price (per pound)	0.88	1.03
Net Cash Cost (per pound shipped)	0.93	0.86
Shipments:
External shipments:
Bauxite (kMts)	1,869.6	2,166.3
Alumina (kMts)	734.9	653.1
Primary (pounds, in millions)	403.0	452.8
Flat-Rolled (pounds, in millions)	379.5	383.0
Intersegment shipments:
Bauxite (kMts)	2,635.2	2,646.2
Alumina (kMts)	399.8	502.8
Primary (pounds, in millions)	115.4	104.6

*
The Earnings per share, Weighted-average shares outstanding, and Cash dividend amounts for all periods presented reflect the 1-for-7 reverse stock split of the Company’s common stock that became effective on August 25, 2015.

Sales
Sales in the year ended December 31, 2015 were $1,228.1 million compared to $1,355.1 million in the year ended December 31, 2014, a decrease of 9.4%. A lower average Midwest Transaction Price affecting Primary Aluminum and Flat-Rolled Products sales accounted for $70.2 million of the year-over-year decrease. Lower external shipment volumes in the Bauxite and Flat-Rolled Products segments reduced sales by $83.3 million, which was slightly offset by a $25.8 million positive impact from higher external shipments in the Alumina segment.
Sales to external customers from our Primary segment decreased 22.2% to $408.2 million in the year ended December 31, 2015 from $524.6 million in the year ended December 31, 2014.

•
Our average realized MWTP for 2015 was $0.88 per pound compared to $1.03 per pound in 2014. The 14.6% decrease in average realized MWTP in 2015 compared to 2014 resulted in an approximately $52.9 million decrease in external Primary segment sales.

•
Lower external shipments from the Primary segment decreased sales by $65.9 million in 2015, as a result of lower production levels, and reduced value-added product shipments. Our overall primary aluminum shipments fell 11%, constituting a $51.4 million negative impact to revenue. The reduced shipments reflected our operation of fewer reduction cells in 2015. We experienced an unusually high level of reduction cell failures throughout 2015, and in an environment of lower aluminum prices, we determined it was not financially prudent to restart reduction cells in the second half of 2015. In addition, our 2015 revenues were negatively affected by $14.5 million in lost fabrication premiums following a casthouse explosion in August 2015 that essentially eliminated our ability to produce extrusion billet.

Sales to external customers from our Alumina segment for the year ended December 31, 2015 were $224.8 million compared to $206.3 million for the year ended December 31, 2014. This increase reflected the $25.8 million positive impact of increased external shipments as reduced internal demand from New Madrid was replaced by shipments to third party customers.
Sales to external customers from our Bauxite segment for the year ended December 31, 2015 were $43.8 million compared to $47.4 million for the year ended December 31, 2014. The decrease primarily reflects reduced demand from our principal third party customer due to production issues at its plant.
Sales to external customers from our Flat-Rolled segment were $551.3 million in the year ended December 31, 2015 compared to $576.8 million in the year ended December 31, 2014. This decrease reflected the $17.3 million negative impact of a lower realized MWTP, the $3.5 million negative impact from lower external shipment volumes, and the $7.3 million negative impact of a shift in product sales mix, which was driven primarily by our continued repositioning away from lighter gauge product in response to competition from imports. These were partially offset by $2.6 million in higher fabrication revenue.
Cost of sales
Cost of sales for the year ended December 31, 2015 was $1,244.1 million compared to $1,261.8 million in the year ended December 31, 2014.
Total cost of sales in the Primary segment decreased to $563.0 million in the year ended December 31, 2015 from $564.6 million in the year ended December 31, 2014. The $1.6 million net decrease in Primary segment cost of goods sold represents an approximately $39.5 million impact from a 7.0% decline in total segment shipments, largely offset by higher per unit production costs. The increase in per unit production cost primarily reflects the negative impact of operating the smelter at below capacity, a cost which was slightly offset by lower electricity costs following the MoPSC’s approval of a reduced rate structure effective June 1, 2015, and more favorable commodity prices for carbon-based products.
Total cost of sales in the Alumina segment was $328.9 million during the year ended December 31, 2015 compared to $345.1 million during the year ended December 31, 2014. The $16.2 million decrease in Alumina segment cost of goods sold represents the combination of an approximately $6.3 million impact from a 1.8% decrease in total segment shipments (including both internal and external shipments) and lower per unit production costs. Lower per unit production costs reflect lower commodity-based prices for natural gas and chemical products, as well as incremental productivity savings under our Cost-Out Reliability and Effectiveness program (“CORE”).
Total cost of sales in the Bauxite segment was $125.9 million during the year ended December 31, 2015 compared to $116.2 million during the year ended December 31, 2014. The $9.7 million net increase in Bauxite segment cost of goods sold represents approximately $17.8 million of additional production levy costs incurred in 2015, partially offset by a $12.1 million reduction in fuel costs.
Flat-Rolled segment cost of sales decreased to $491.8 million in the year ended December 31, 2015 from $541.7 million in the year ended December 31, 2014. The $49.9 million decrease in Flat-Rolled segment cost of goods sold represents the combination of an approximately $5.0 million impact from a 1% decrease in total segment shipments and lower per unit production costs, which principally relate to lower prices for purchased metal.
Selling, general and administrative expenses
Selling, general and administrative expenses in the year ended December 31, 2015 were $109.4 million compared to $76.2 million in the year ended December 31, 2014. This increase was driven by a number of factors, including:

•
$9.5 million in property, plant, and equipment impairment charges, the largest of which was an $8.3 million charge related to the write-off of certain costs in connection with a capacity expansion project in New Madrid. The project was deemed not to be financially feasible in light of our cash flow issues and the near-term outlook for aluminum prices.

•
$8.5 million increase in legal and professional fees, including costs related to the Company’s review of strategic alternatives, costs related to arbitration of the fiscal regime dispute with the GOJ, and other business matters.

•
$11.0 million related to employee benefits, including severance agreements, incentive compensation under plans covering a majority of the company’s employees and higher actuarially-determined pension costs.

Goodwill and other intangibles impairment
During the third quarter of 2015, we recognized a $137.6 million non-cash goodwill impairment charge and a $0.3 million non-cash impairment charge with respect to other intangibles. See “Critical Accounting Policies and Estimates - Goodwill and Other Intangibles Impairment” for additional information.
Other recoveries
During the year ended December 31, 2015 we recorded $25.2 million of property insurance proceeds related to the August 4, 2015 New Madrid casthouse explosion.
Operating income
Operating loss in the year ended December 31, 2015 was $238.1 million compared to operating income of $17.1 million in the year ended December 31, 2014. The $255.2 million negative change in operating results reflects the challenging operating environment and business conditions we faced in 2015. These conditions are reflected in our financial statements through a $137.9 million impairment charge for goodwill and other intangible assets, a $109.2 million decrease in gross margin between sales and costs of sales, and a $33.2 million increase in selling, general and administrative expenses. Our operating loss in 2015 was partially offset by $25.2 million of net insurance recoveries in 2015.
Interest expense, net
Interest expense during year ended December 31, 2015 increased to $52.6 million compared to $50.4 million for the year ended December 31, 2014, due primarily to higher levels of borrowing on our asset-based revolving credit facility during 2015.
(Gain) loss on derivatives
Loss on hedging activities was $16.4 million in the year ended December 31, 2015 compared to a gain on hedging activities of $4.6 million in the year ended December 31, 2014. This $21.0 million swing was primarily due to the falling LME prices and Midwest premium in 2015 compared to 2014. This change reflected a $16.3 million increase in mark-to-market losses on Midwest premium contracts and a $6.7 million increase in mark-to-market losses on variable price aluminum offset swaps. These amounts were partially offset by a $2.0 million increase in mark-to-market gains on fixed price customer contracts.
Income (loss) before income taxes
Loss before income taxes was $307.1 million in the year ended December 31, 2015 compared to loss before income taxes of $28.7 million in the year ended December 31, 2014.
Income tax expense (benefit)
Income tax benefit was $47.5 million in the year ended December 31, 2015 compared to income tax benefit of $2.1 million in the year ended December 31, 2014.
The effective tax rate was 15.5% for 2015 and 7.3% for 2014. The effective income tax rate for the year ended December 31, 2015 was primarily impacted by state income taxes, impairment of goodwill, and a foreign deferred tax asset valuation allowance. The effective income tax rate for the year ended December 31, 2014 was primarily impacted by state income taxes, the Internal Revenue Code Section 199 manufacturing deduction, a foreign deferred tax asset valuation allowance and accrued interest related to unrecognized tax benefits.
The increase in the effective income tax rate for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to impairment of goodwill and our inability to recognize a tax benefit from increased foreign losses because they were offset by a valuation allowance that we recorded during the year ended December 31, 2015.
Net income (loss)
Net loss was $259.6 million in the year ended December 31, 2015, compared to net loss of $26.6 million in the year ended December 31, 2014. The increase in net loss resulted from a $255.2 million decrease in operating income, a $21.0 million decrease in gain on derivatives, and a $2.2 million increase in interest expense partially offset by a net $45.4 million increase in income tax benefit.

Discussion of segment results for the year ended December 31, 2015 compared to year ended December 31, 2014
Bauxite
Segment loss in the year ended December 31, 2015 was $10.4 million compared to a loss of $6.6 million in the year ended December 31, 2014.The decrease in segment performance is primarily due to the additional $17.8 million production levy, partially offset by lower fuel prices.
Alumina
Segment profit in 2015 was $12.5 million compared to $8.5 million in 2014. This $4.0 million improvement in Alumina segment profit primarily reflects a $30.4 million favorable impact of lower natural gas prices, offset by a $15.3 million impact from lower LME-linked alumina prices, and the $6.5 million impact of higher bauxite prices.
Primary
Segment loss in the year ended December 31, 2015 was $27.9 million compared to a profit of $95.6 million in the year ended December 31, 2014. This $123.5 million adverse swing in segment operating results is due to the $78.2 million negative impact of lower MWTP, combined with the negative impact of higher costs associated with operating the smelter below capacity due to production instabilities.
Flat-Rolled
Segment profit in 2015 was $60.1 million compared to $55.9 million in 2014. Segment profit increased primarily due to CORE productivity savings and lower natural gas prices, partially offset by unfavorable metal timing.
Corporate
Corporate costs in the year ended December 31, 2015 were $30.4 million, compared to $25.0 million in the year ended December 31, 2014. Corporate costs increased due primarily to higher employee benefit costs and higher legal and professional fees.

Discussion of results for the year ended December 31, 2014 compared to the year ended December 31, 2013
The following table sets forth certain consolidated financial information for the years ended December 31, 2014 and 2013 (in millions, except per share data and where noted):

	Year ended December 31,
	2014	2013
	$	$
Statements of operations data:
Sales	1,355.1	1,343.5
Operating costs and expenses:
Cost of sales	1,261.8	1,271.9
Selling, general and administrative expenses	76.2	97.1
Total operating costs and expenses	1,338.0	1,369.0
Operating income (loss)	17.1	(25.5)
Other (income) expense:
Interest expense, net	50.4	47.5
(Gain) loss on hedging activities, net	(4.6)	2.3
Debt refinancing expense	—	2.5
Total other expense, net	45.8	52.3
Loss before income taxes	(28.7)	(77.8)
Income tax benefit	(2.1)	(30.2)
Net loss	(26.6)	(47.6)
Net loss per common share*:
Basic	(2.71)	(4.90)
Diluted	(2.71)	(4.90)
Weighted-average common shares outstanding*:
Basic (shares, in millions)	9.81	9.71
Diluted (shares, in millions)	9.81	9.71
Cash dividends declared per common share*	0.28	0.91
External sales by segment:
Bauxite	47.4	46.8
Alumina	206.3	196.6
Primary	524.6	543.8
Flat-Rolled	576.8	556.3
Total	1,355.1	1,343.5
Segment profit (loss):
Bauxite	(6.6)	8.2
Alumina	8.5	13.6
Primary	95.6	51.9
Flat-Rolled	55.9	50.0
Corporate	(25.0)	(31.1)
Eliminations	(1.1)	0.5
Total	127.3	93.1
Financial and other data:
Average realized Midwest transaction price (per pound)	1.03	0.95
Net Cash Cost (per pound shipped)	0.86	0.83
Shipments:
Third party shipments:
Bauxite (kMts)	2,166.3	1,983.8
Alumina (kMts)	653.1	625.0
Primary (pounds, in millions)	452.8	504.8
Flat-Rolled (pounds, in millions)	383.0	372.5
Intersegment shipments:
Bauxite (kMts)	2,646.2	2,723.6
Alumina (kMts)	502.8	535.8
Primary (pounds, in millions)	104.6	84.4

*
The Earnings per share, Weighted-average shares outstanding, and Cash dividend amounts for all periods presented reflect the 1-for-7 reverse stock split of the Company’s common stock that became effective on August 25, 2015.

Sales
Sales in the year ended December 31, 2014 were $1,355.1 million compared to $1,343.5 million in the year ended December 31, 2013, an increase of 0.9%. Of the $11.6 million increase in sales, higher LME aluminum prices and Midwest premiums increased sales $42.5 million. Increased shipment volumes in the Bauxite, Alumina and Flat-Rolled segments increased sales $28.8 million. Offsetting these improvements was a 10% decrease in external Primary shipments which had a $56.0 million unfavorable impact, driven by lower production levels in the second half of 2014.
Sales to external customers from our Primary segment decreased 3.5% to $524.6 million in the year ended December 31, 2014 from $543.8 million in the year ended December 31, 2013.

•
Our average realized MWTP for 2014 was $1.03 per pound compared to $0.95 per pound in 2013. The 8.4% increase in average realized MWTP in 2014 compared to 2013 increased external Primary segment sales by approximately $36.8 million.

•
Lower external shipments from the Primary segment decreased sales by $56.0 million in 2014, driven by the weather-related disruptions in first quarter, and lower production levels caused by an unusually high concentration of reduction cell (pot) failures in the second half of 2014.

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
Sales to external customers from our Flat-Rolled segment were $576.8 million in the year ended December 31, 2014 compared to $556.3 million in the year ended December 31, 2013. The $20.5 million increase was due to a higher realized pricing impact of $4.8 million and an increase in shipment volume of $15.7 million.
Cost of sales
Cost of sales for the year ended December 31, 2014 was $1,261.8 million compared to $1,271.9 million in the year ended December 31, 2013.
Total cost of sales in the Primary segment decreased to $564.6 million in the year ended December 31, 2014 from $596.6 million in the year ended December 31, 2013. The decrease primarily relates to lower second half production volume and CORE productivity savings of $5.6 million.
Total cost of sales in the Alumina segment was $345.1 million during the year ended December 31, 2014 compared to $347.3 million during the year ended December 31, 2013. The decrease in cost of sales was primarily due to a favorable impact from lower bauxite and caustic soda prices, improved LME-linked Alumina prices in relation to inventory valuation and by incremental CORE productivity savings. These favorable impacts were partially offset by extreme weather conditions resulting in higher natural gas prices and production costs during the first quarter 2014.
Total cost of sales in the Bauxite segment was $116.2 million during the year ended December 31, 2014 compared to $117.1 million during the year ended December 31, 2013. The decrease in cost of sales was driven by favorable production costs such as lower fuel prices, shorter hauling distances and by incremental CORE productivity savings.
Flat-Rolled segment cost of sales increased to $541.7 million in the year ended December 31, 2014 from $520.4 million in the year ended December 31, 2013. The increase related principally to higher shipment volumes, partially offset by favorable metal timing and by incremental CORE productivity savings.
Selling, general and administrative expenses
Selling, general and administrative expenses in the year ended December 31, 2014 were $76.2 million compared to $97.1 million in the year ended December 31, 2013. Selling, general and administrative expenses decreased primarily due to lower compensation expenses and benefits as a result of 2013 workforce reductions and decreased relocation, severance and professional fees. Expenses in 2014 also decreased $1.0 million due to receipt of payment in the second quarter related to the grant of easement rights for pass through of natural gas lines at our alumina facility. Additionally, 2013 included impairment charges of $5.5 million in our Flat-Rolled Products segment.
Operating income (loss)
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
Income tax benefit
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

Net income (loss)
Net loss was $26.6 million in the year ended December 31, 2014, compared to net loss of $47.6 million in the year ended December 31, 2013. The reduction in net loss resulted from a $42.6 million increase in operating income, a $6.9 million increase in gain on hedging activities, partially offset by a $2.9 million increase in interest expense and net $28.1 million increase in income tax expense.
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
Liquidity and Capital Resources
On February 8, 2016 we and all our wholly owned direct and indirect subsidiaries filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the Eastern District of Missouri (“the Bankruptcy Filing”). We took this action to have additional time and financial flexibility to evaluate options for our various business operations.
In anticipation of filing for the court-supervised restructuring, we negotiated the DIP Facilities, constituting two separate but coordinated facilities, and an agreement in principle to use the pre-petition secured lenders’ collateral, including cash collateral. Subsequent to our Chapter 11 filing, these DIP Facilities serve as our primary source of liquidity.
See Management’s Discussion and Analysis - Description of Certain Indebtedness below for further description of the DIP Facilities.
The Company’s total available liquidity as of December 31, 2015 was $61.0 million. This amount comprised $56.1 million of cash and cash equivalents and $4.9 million available borrowing capacity under our asset-based revolving credit facility. At December 31, 2015, gross availability under our asset-based revolving credit facility was $114.3 million, against which we had $64.5 million of outstanding borrowings and $44.9 million in outstanding letters of credit.
As of December 31, 2015, our total indebtedness was $742.3 million. We also have substantial and unsustainable labor-related liabilities, principally in the form of pension obligations. As of December 31, 2015 our defined benefit pension plans regulated under the Employee Retirement Income Security Act of 1974 (“ERISA”) have approximately $473.1 million in liabilities against approximately $311.7 million in assets, resulting in an underfunding in the aggregate amount of approximately $161.4 million.

Discussion of certain historical cash flow information for the years ended December 31, 2015 and 2014
The following table sets forth consolidated cash flow information for the periods indicated (in millions):

	Year ended December 31,
	2015	2014
	$	$
Cash provided by operating activities	17.9	30.6
Cash used in investing activities	(62.1)	(93.2)
Cash provided by financing activities	79.8	3.7
Change in cash and cash equivalents	35.6	(58.9)
Operating activities
Operating activities generated $17.9 million of cash in the year ended December 31, 2015 compared to $30.6 million in the year ended December 31, 2014.
In 2015, we generated $5.8 million of Adjusted EBITDA, comprised solely of segment profit (Adjusted EBITDA is defined and discussed below under “Adjusted EBITDA”). During 2015, we paid interest of $52.1 million, and made income tax payments of $7.8 million. Operating working capital provided $60.0 million of cash in 2015.
Investing activities
Capital expenditures were $73.4 million in the year ended December 31, 2015 and $93.5 million in the year ended December 31, 2014. Property, plant and equipment accrued as a liability and not yet paid were $6.5 million for the year ended December 31, 2015 and $3.0 million for the year ended December 31, 2014, and are not reflected as capital expenditures in the accompanying consolidated statements of cash flows.
We previously announced a project to build a new rod mill at our facility in New Madrid, Missouri, the scope of which includes infrastructure development and construction of a new, state-of-the-art mill to produce redraw rod for a total cost of approximately $55 million. We were nearing completion of this project in early 2016 and had expected production at the rod mill to begin during the second quarter of 2016. However, due to the idling of the New Madrid smelter, the project is suspended.
Due to the pendency of the Bankruptcy Filing, we cannot estimate our 2016 capital expenditures.
Financing activities
During the second quarter of 2015, we entered into a lease agreement for $14.8 million with a third party to finance certain equipment at the planned new rod mill in New Madrid.
The following table summarizes the cash dividends paid during 2015 and 2014.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 19, 2014	0.07	March 26, 2014	0.7
April 22, 2014	0.07	May 28, 2014	0.7
August 11, 2014	0.07	September 17, 2014	0.7
November 3, 2014	0.07	December 8, 2014	0.6
February 18, 2015	0.07	March 25, 2015	0.7
May 6, 2015	0.07	June 10, 2015	0.7
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

Description of Certain Indebtedness
We summarize below the principal terms of the agreements that govern the senior secured credit facilities and the senior unsecured notes. This summary is not a complete description of all of the terms of the relevant agreements and is qualified in all respects by reference to the agreements, which are filed as exhibits to this report.
Noranda Aluminum Acquisition Corporation (“Noranda AcquisitionCo”), a wholly-owned finance subsidiary of Noranda HoldCo, is subject to the following senior secured credit facilities and senior unsecured notes:

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

•
an incremental asset-based revolving credit facility, consisting of $15.0 million in additional borrowing capacity on a first in - last out (“FILO”) basis, under our existing asset-based revolving credit facility (the “incremental ABL”); and

•	$175.0 million principal balance of senior unsecured 11% notes due June 2019 (the “AcquisitionCo Notes due 2019”).
In connection with our Bankruptcy Filing, we obtained debtor-in-possession financing, described immediately below.
Debtor-In-Possession Financing
On March 11, 2016, the Bankruptcy Court approved the final order authorizing Noranda Aluminum Holdings Corporation and certain of its affiliates (the “Debtors”) to obtain post-petition financing, consisting of (x) a super-priority, secured, asset-based revolving credit facility in the principal amount of up to $130.0 million, which can be borrowed in the form of loans or letters of credit (the “ABL DIP Loan Agreement”) and (y) a super-priority multiple-draw secured term loan facility in an aggregate principal amount of up to $35.0 million (the “Term DIP Loan Agreement” and, together with the ABL DIP Loan Agreement the “DIP Facilities”), which can be borrowed as Initial Term Loans and Delayed Draw Term Loans, in each case as defined in the Term DIP Loan Agreement. Each of the DIP Facilities also permits the Debtors to participate in certain hedging agreements. Proceeds of the DIP Facilities generally may be used for working capital and general corporate purposes materially consistent with the Debtors’ 13-week rolling budget, including to pay fees, costs and expenses incurred in connection with these Chapter 11 cases, subject to certain specified prohibitions. The Debtors’ ability to borrow under the DIP Facilities is subject to the satisfaction of certain customary conditions precedent set forth therein.
Amounts borrowed under the ABL DIP Loan Agreement bear interest based on applicable LIBOR rates plus 2.50%. Amounts borrowed under the Term DIP Loan Agreement bear interest based on applicable LIBOR Rates, subject to a 1% floor, plus 11.00%. As of March 15, 2016, $17.2 million of borrowings were outstanding under the ABL DIP Loan Agreement, which had a blended interest rate of 5.58%, and $25.0 million of borrowings were outstanding under the Term DIP Loan Agreement, which had an interest rate of 12.00%.
Loans under the ABL DIP Loan Agreement will mature on November 11, 2016 and the commitments under the ABL DIP Loan Agreement will terminate on the earlier of (i) November 11, 2016; (ii) the date elected by the Borrowers if they decide to terminate or permanently reduce the commitments; (iii) the substantial consummation of any confirmed Acceptable Chapter 11 Plan (as defined in the ABL DIP Loan Agreement); (iv) the date of filing by any borrower of a Chapter 11 Plan that is not an Acceptable Chapter 11 Plan; (v) the confirmation order entry date with respect to a Chapter 11 Plan that is not an Acceptable Chapter 11 Plan as filed by any non-Borrower; (vi) the effective date on which all or substantially all of the ABL Priority Collateral has been sold in one or more 363 Sales or otherwise disposed of; (vii) the date on which the agent is granted relief from the automatic stay; (viii) the acceleration of the maturity or date of termination of the loans under the ABL DIP Loan Agreement, including as a result of the occurrence of any event of default; (ix) the date on which any of the Chapter 11 cases is dismissed or converted by the Bankruptcy Court; (x) the date on which obligations under the ABL DIP Loan Agreement and the pre- petition ABL Facility has been paid in full; or (xi) the date on which the commitments under the Term DIP Loan Agreement terminate or expire.
Loans under the Term DIP Loan Agreement will mature on the earlier of (i) November 11, 2016, (ii) the earlier of the date (x) the borrower enters into (or takes action to enter into or approve) a purchase agreement, unless such purchase agreement is entered into in connection with certain permitted transactions and (y) the borrower files a motion or otherwise takes action to pursue the Bankruptcy Court for approval of a sale (other than an auction conducted for certain permitted transactions); (iii) the consummation of a sale of all or substantially all of the assets of the borrower pursuant to Section 363 of the Bankruptcy Code or otherwise; (iv) the effective date of a Chapter 11 plan or liquidation in the Debtors’ Chapter 11 cases; (v) the date of filing or support by the borrower of a Chapter 11 plan that does not provide for indefeasible payment in full in cash of all obligations owing under the Term DIP Loan Agreement or (vi) the date of termination of the commitments and the acceleration of any outstanding extensions of credit, in each case, under the Term DIP Loan Agreement.
The Debtors’ obligations under the DIP Facilities are secured by liens covering substantially all of the Debtors’ assets, rights and properties, subject to certain exceptions set forth therein. The DIP Facilities provide that all obligations thereunder constitute administrative expenses in the Debtors’ Chapter 11 cases, and are accorded administrative priority and senior secured status under the Bankruptcy Code, and, subject to certain exceptions set forth in the DIP Facilities, have priority over administrative expense claims, unsecured claims and certain costs and expenses in the Chapter 11 cases.
The DIP Facilities provide for affirmative and negative covenants applicable to the Debtors and their subsidiaries, including among other things, affirmative covenants requiring the Debtors to provide financial information, budgets and other information to the agents under the DIP Facilities and negative covenants restricting Debtors’ ability to incur additional indebtedness, grant liens, dispose of assets, make investments, pay dividends or take certain other actions, in each case except as permitted in the DIP Facilities.
The DIP Facilities also include covenants that require the Debtors to maintain minimum liquidity of $5.0 million.
The DIP Facilities provide for certain customary events of default, including among other things, events of default resulting from non-payment of principal, interest or other amounts when due, breaches of representations and warranties, breaches of covenants in the DIP Facilities or ancillary loan documents, cross-defaults under other agreements or instruments, the entry of material judgments against the Debtors.
Senior Secured Credit Facilities
Set forth below is a description of the terms of our senior secured credit facilities, as in effect prior to the Bankruptcy Filing. The Bankruptcy Filing constituted an event of default under the senior secured credit facilities and, therefore, our indebtedness under the senior secured credit facilities became immediately due and payable. However, our payment obligations have automatically been stayed pending an order of the Bankruptcy Court.
Term B Loan
The Term B Loan consists of an initial borrowing of $325.0 million. The credit agreement governing the Term B Loan also permits Noranda AcquisitionCo to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $100.0 million and (2) an amount such that, after giving effect to such incremental borrowing, Noranda AcquisitionCo will have a total net senior secured leverage ratio, as defined in the Term B Loan agreement of not greater than 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such borrowings.
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
Noranda AcquisitionCo was permitted to prepay amounts outstanding under the Term B Loan at any time. Subject to certain exceptions, the Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of annual excess cash flow, which percentage is based upon Noranda AcquisitionCo’s total net senior secured leverage ratio. During 2015, 2014 and 2013, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement, nor, given our 2015 financial results, will any mandatory prepayments be due pursuant to the cash flow sweep provisions of the credit agreement during 2016.
Borrowings under the Term B Loan bore interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo’s option, either (a) a base rate calculated in a customary manner (provided such base rate could not be less than 2.25%) or (b) an adjusted eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate could not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The Term B Loan agreement contains certain customary affirmative and negative covenants, restrictions and events of default.
As of December 31, 2015, we had $466.3 million outstanding under the Term B Loan, including the incremental borrowings, net of $1.8 million of unamortized discount.
ABL
Subject to certain exceptions, maximum availability under the ABL was equal to the lesser of (1) $250.0 million and (2) a borrowing base equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (a) 80% of the lesser of the original cost or market value of eligible inventory and (b) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves. The borrowers could request the issuance of letters of credit up to an aggregate face amount of $75.0 million, and the borrowing of swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the ABL. The ABL also permitted Noranda AcquisitionCo to request incremental commitments thereunder in an aggregate principal amount of up to $100.0 million.
Obligations of the borrowers under the ABL are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo’s wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently, NHB is the only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, and the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are first priority with respect to accounts receivable, inventory and certain related assets and second priority (subordinate to the liens in favor of the Term B Loan) with respect to all other pledged assets.
Borrowings under the ABL bore interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo’s option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin was determined based on Noranda AcquisitionCo’s average quarterly excess availability under the ABL. The applicable margin ranged from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.5% to 2.00% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo is also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (a) the applicable margin with respect to eurodollar borrowings and (b) the average amount available to be drawn under outstanding letters of credit during such quarter.

The ABL agreement contains certain customary affirmative and negative covenants, restrictions and events of default. If our ABL Fixed-Charge Coverage Ratio is less than 1.0 to 1.0, we were required to maintain at least $20.0 million of available borrowing capacity under our ABL. As of December 31, 2015, our ABL Fixed-Charge Coverage Ratio was greater than 1.0 to 1.0.
The ABL had an outstanding balance of $64.5 million at December 31, 2015 and had a zero balance at December 31, 2014. Outstanding letters of credit on the ABL were $44.9 million and $39.8 million, respectively, at December 31, 2015 and December 31, 2014. Our effective borrowing capacity calculated as of December 31, 2015 was $4.9 million.
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
Senior Notes
AcquisitionCo Notes due 2019
On March 8, 2013, we completed a private offering of $175.0 million of 11.00% AcquisitionCo Notes due June 1, 2019 (the “AcquisitionCo Notes due 2019”). The AcquisitionCo Notes due 2019 are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by Noranda HoldCo and the domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. The indenture governing the AcquisitionCo Notes due 2019 contains certain customary affirmative and negative covenants, restrictions and events of default. In January 2014 the Company registered AcquisitionCo Notes due 2019 under the Securities Act of 1933, as amended (the “Securities Act”), and exchanged the registered notes for then outstanding AcquisitionCo Notes due 2019. The registered notes are identical to the originally issued notes, except that the registered notes generally are not subject to transfer restrictions under the Securities Act.
As of December 31, 2015, we had $173.6 million in principal amount of AcquisitionCo Notes due 2019 outstanding, net of unamortized underwriting discount of $1.4 million.
The Bankruptcy Filing constituted an event of default under the AcquisitionCo Notes due 2019 and, therefore, our indebtedness under the Notes became immediately due and payable. However, our payment obligations have automatically been stayed pending an order of the Bankruptcy Court.

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

	Year ended December 31,
	2015	2014	2013
	$	$	$
Adjusted EBITDA	5.8	127.3	93.1
Last in, first out and lower of cost or market inventory adjustments (a)	(1.2)	(4.9)	2.6
Gain (loss) on disposal of assets	1.6	(0.4)	0.5
Asset impairment	—	—	(5.9)
Goodwill and other intangibles impairment	(137.9)	—	—
Non-cash pension, accretion and stock compensation	(18.3)	(9.6)	(20.5)
Restructuring, relocation and severance	(5.1)	(1.3)	(7.9)
Consulting fees	(7.3)	(0.7)	(0.5)
Debt refinancing expense	—	—	(2.5)
Non-cash derivative gains (losses) (b)	0.5	(0.3)	6.8
Excess insurance recoveries	20.5	—	—
Other, net	(18.0)	1.1	—
Depreciation and amortization	(95.1)	(89.5)	(96.0)
Interest expense, net	(52.6)	(50.4)	(47.5)
Income tax benefit (expense)	47.5	2.1	30.2
Net income (loss)	(259.6)	(26.6)	(47.6)

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

(b)
We use derivative financial instruments to mitigate effects of fluctuations in interest rates, and the current price of aluminum and natural gas. This adjustment eliminates the non-cash gains and losses resulting from fair market value changes of aluminum swaps, but does not affect the following cash settlements (received)/paid (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Variable price aluminum offset swaps and other	16.9	(5.0)	9.1
Natural gas swaps	—	—	—
Total	16.9	(5.0)	9.1
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

The following table reconciles Adjusted EBITDA to cash flow from operating activities for the periods presented (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Adjusted EBITDA	5.8	127.3	93.1
Share-based compensation expense	3.0	3.4	4.8
Changes in other assets	2.5	(10.4)	1.0
Changes in pension, other post-retirement liabilities and other long-term liabilities	14.3	(2.4)	7.2
Changes in current operating asset and liabilities	61.9	(18.6)	33.6
Changes in current income taxes	7.1	(9.5)	(2.4)
Changes in accrued interest	(49.9)	(47.7)	(44.9)
Non-cash pension, accretion and stock compensation	(18.3)	(9.6)	(20.5)
Restructuring, relocation and severance	(5.1)	(1.3)	(7.9)
Consulting	(7.3)	(0.7)	(0.5)
Excess insurance recoveries	20.5	—	—
Other, net	(16.6)	0.1	0.7
Cash provided by (used in) operating activities	17.9	30.6	64.2
Net cash used in investing activities	(62.1)	(93.2)	(71.8)
Cash provided by financing activities	79.8	3.7	50.9

Contractual Obligations and Contingencies
Our contractual and scheduled interest obligations will likely be significantly different following the outcome of our bankruptcy proceedings. Information regarding our contractual and scheduled interest obligations as of December 31, 2015 (in millions) is set forth below:

	Total	2016	2017	2018	2019	2020	Thereafter
	$	$	$	$	$	$	$
Operating activities:
Operating lease commitments	4.3	2.2	1.7	0.3	0.1	—	—
Capital lease	0.4	0.1	0.1	0.1	0.1	—
Power contract	—	—	—	—	—	—	—
Other purchases	3.1	0.9	0.9	0.9	0.4	—	—
Asset retirement obligations	15.6	3.8	1.4	1.4	1.4	1.4	6.2
Environmental remediation obligations	3.2	0.2	—	—	—	—	3.0
Land obligations	10.4	3.6	3.4	3.4	—	—	—
Reclamation obligations	—	—	—	—	—	—	—
Pension and OPEB benefit payments	281.1	22.4	23.7	25.1	26.3	27.5	156.1
Investing activities:
Capital expenditures	—	—	—	—	—		—
Financing activities:
Total debt	745.6	84.6	13.1	13.4	634.5	—	—
Interest	152.6	46.9	47.4	46.1	12.2	—	—
Total	1,216.3	164.7	91.7	90.7	675.0	28.9	165.3
Obligations for operating activities
We enter into operating leases in the normal course of business, including leases on certain manufacturing and warehouse facilities. We have a long-term power contract at New Madrid and contracts for minimum nitrogen purchases in our Flat-Rolled segment. If the nitrogen contracts are cancelled during 2016, we would be obligated to pay contract termination fees of approximately $1.2 million. Obligations that are legally cancellable without penalty are excluded.
We have other contractual obligations that are reflected in the consolidated financial statements, including asset retirement obligations (“AROs”), environmental remediation, land and reclamation obligations. AROs are stated at the present value of the liability. In the table above, AROs for 2016 include an additional $1.6 million related to other obligations for pots at New Madrid which are recorded in other accrued liabilities in our consolidated balance sheets.

Pension and OPEB expected benefit payments have been included above at amounts estimated annually by our actuaries. To the extent that actual returns on pension fund investments are lower than our estimates, our future requirements to fund those benefit payments could increase to above historical levels. In 2016, we expect to make pension contributions totaling $17.1 million and $0.5 million for the Noranda Pension Plans and the St. Ann Pension Plans, respectively. We may elect to make additional contributions to the plans.
As of December 31, 2015, the noncurrent portion of our income tax liability, including accrued interest and penalties, related to unrecognized tax benefits, was approximately $1.8 million, which is not included in the table above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined.
The GOJ and NBL are parties to an Establishment Agreement, as amended, that governs the relationship between them as to the operation of our bauxite mining operation in St. Ann, Jamaica. This agreement sets the fiscal structure through December 31, 2014. The agreement provided for a commitment by NBL to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures from 2009 through 2014. As of December 31, 2014, we believe we have met our commitments under this agreement and will not incur any penalty that could be material to our consolidated financial statements. These commitments are not included in the table above.
Obligations for investing activities
Capital expenditures which were accrued as a liability as of December 31, 2015 of $6.5 million are included above, as these amounts will be paid during 2015.
Obligations for financing activities
Total debt and interest payments in the table above reflect our debt and interest obligations as of December 31, 2015 (based on interest rates as of December 31, 2015). The Term B Loan agreement requires AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable quarterly, with the balance due on the maturity date.

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
Commodity Price Risks
See Note 15, “Derivative Financial Instruments” to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a complete description of our derivative activities to address commodity price risks.
Non-performance risk. Our derivatives are recorded at fair value, the measurement of which includes the effect of our non-performance risk for derivatives in a liability position, and of the counterparty for derivatives in an asset position.
We had three counterparties for our variable price aluminum offset swaps as of December 31, 2015 and December 31, 2014. In accordance with our master agreements described below, we use our counterparty’s credit adjustment for the fair value adjustment. We are not required to post additional collateral or cash margin under our arrangements. To the extent those swap contracts are in an asset position for us, management believes there is minimal counterparty risk because these counterparties are backed by the LME. To the extent these contracts are in a liability position for us, the swap agreements may provide for us to establish margin accounts in favor of the broker. These margin account balances are netted in the settlement of swap liability. At each of December 31, 2015 and 2014, we had no balance in the margin account.
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
We believe the credit and performance risk with respect to variable price MWP contracts and fixed price aluminum customer contracts are minimal. Our belief is based on the historical credit and performance of our counterparties of fixed price aluminum customer contracts and the materiality of the MWP contracts in place as of December 31, 2015 and December 31, 2014.
Financial Risk
Fair values and sensitivity analysis. The following tables show the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor with respect to our financial hedges. The risk factor associated with the commodity swaps is the market price associated with the respective commodity.
As of December 31, 2015, certain of our debt agreements include variable interest rates and will be subject to movement during the course of the agreement. As of December 31, 2015 and 2014, outstanding floating-rate debt was $530.8 million and $470.7 million, respectively. Based on the amount of indebtedness outstanding at December 31, 2014 and the interest rates in effect on such date, our 2016 estimated cash interest expense, net of unamortized discount is $52.0 million for 2015. A 1% increase in the interest rates would increase our annual interest expense by $5.3 million, excluding the senior fixed rate notes.
The following tables represents our sensitivity summary showing the effect of a hypothetical increase or decrease of 10% of the appropriate risk factor of our financial hedges at December 31, 2015 and 2014.

	Derivative value as of			Derivative value as of
	December 31, 2015			December 31, 2014
	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor	Assuming 10% increase in the market risk factor	Actual	Assuming 10% decrease in the market risk factor
	$	$	$	$	$	$
Fixed price aluminum customer contracts	1.6	3.7	5.8	(4.4)	2.4	9.1
Variable price aluminum offset swaps	(1.5)	(3.4)	(5.3)	1.2	(4.3)	(10.1)
Variable price MWP contracts	0.3	—	(0.3)	5.0	3.3	1.7
Total	0.4	0.3	0.2	1.8	1.4	0.7
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

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.
/s/ Layle K. Smith
Layle K. Smith
President and Chief Executive Officer
March 30, 2016
/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Noranda Aluminum Holding Corporation
We have audited the accompanying consolidated balance sheets of Noranda Aluminum Holding Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Noranda Aluminum Holding Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on February 8, 2016, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The circumstances that resulted in the Company filing for bankruptcy as described in Note 1 to the consolidated financial statements and the uncertainties inherent in the bankruptcy proceedings raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP
Nashville, Tennessee
March 30, 2016

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31
	2015	2014
	$	$
ASSETS
Current assets:
Cash and cash equivalents	56.1	20.5
Accounts receivable, net	64.9	102.5
Inventories, net	135.4	196.7
Other current assets	36.9	27.4
Total current assets	293.3	347.1
Property, plant and equipment, net	686.7	695.0
Goodwill	—	137.6
Other intangible assets, net	43.1	49.3
Other assets	64.5	89.1
Total assets	1,087.6	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	85.0	122.6
Accrued liabilities	77.8	59.1
Deferred tax liabilities	—	11.7
Current portion of long-term debt and lease financing	742.3	11.6
Total current liabilities	905.1	205.0
Long-term debt and lease financing, net	—	656.4
Pension and other post-retirement (“OPEB”) liabilities	188.0	195.4
Other long-term liabilities	44.2	45.9
Long-term deferred tax liabilities	122.2	143.3
Shareholders’ equity:
Preferred stock (25.0 shares authorized, $0.01 par value; no shares issued and outstanding at December 31, 2015 and December 31, 2014)	—	—
Common stock (30.0 shares authorized; $0.01 par value; 10.0 shares issued and outstanding at December 31, 2015; 9.8 shares issued and outstanding at December 31, 2014)*	0.1	0.1
Capital in excess of par value *	247.4	244.2
Accumulated deficit	(329.4)	(68.2)
Accumulated other comprehensive loss	(96.0)	(110.0)
Total shareholders’ equity (deficit)	(177.9)	66.1
Non-controlling interest	6.0	6.0
Total equity (deficit)	(171.9)	72.1
Total liabilities and equity	1,087.6	1,318.1

*	The Common stock and Capital in excess of par value amounts for all periods presented reflect the 1-for-7 reverse stock split of the Company’s common stock that became effective on August 25, 2015.
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share information)

	Year ended December 31,
	2015	2014	2013
	$	$	$
Sales	1,228.1	1,355.1	1,343.5
Operating costs and expenses:
Cost of sales	1,244.1	1,261.8	1,271.9
Selling, general and administrative	109.4	76.2	97.1
Goodwill and other intangibles impairment	137.9	—	—
Other recoveries	(25.2)	—	—
Total operating costs and expenses	1,466.2	1,338.0	1,369.0
Operating income (loss)	(238.1)	17.1	(25.5)
Other (income) expense:
Interest expense, net	52.6	50.4	47.5
(Gain) loss on derivatives	16.4	(4.6)	2.3
Debt refinancing expense	—	—	2.5
Total other expense, net	69.0	45.8	52.3
Loss before income taxes	(307.1)	(28.7)	(77.8)
Income tax benefit	(47.5)	(2.1)	(30.2)
Net loss	(259.6)	(26.6)	(47.6)
Net loss per common share*:
Basic	$(26.09)	$(2.71)	$(4.90)
Diluted	$(26.09)	$(2.71)	$(4.90)
Weighted-average common shares outstanding*:
Basic (shares, in millions)	9.95	9.81	9.71
Diluted (shares, in millions)	9.95	9.81	9.71
Cash dividends declared per common share*	$0.07	$0.28	$0.91

*
The Earnings per share, Weighted-average shares outstanding, and Cash dividend amounts for all periods presented reflect the 1-for-7 reverse stock split of the Company’s common stock that became effective on August 25, 2015.

See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2015	2014	2013
	$	$	$
Net income (loss)	(259.6)	(26.6)	(47.6)
Other comprehensive income (loss):
Unrealized pension and OPEB gain (loss)	8.7	(83.1)	67.2
Reclassification of pension and OPEB amounts realized in net income (loss)	13.2	5.2	14.0
Unrealized loss on derivatives	—	—	—
Reclassification of derivative amounts realized in net income (loss)	—	—	(6.4)
Total other comprehensive income (loss), before tax	21.9	(77.9)	74.8
Income tax expense (benefit) related to components of other comprehensive income (loss)	7.9	(28.3)	29.5
Total other comprehensive income (loss), net of tax	14.0	(49.6)	45.3
Total comprehensive income (loss)	(245.6)	(76.2)	(2.3)
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in millions)

	Preferred stock	Common stock*	Capital in excess of par value*	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interest	Total equity
Balance, December 31, 2012	—	0.1	234.0	17.9	(105.7)	6.0	152.3
Net income (loss)	—	—	—	(47.6)	—	—	(47.6)
Other comprehensive income	—	—	—	—	45.3	—	45.3
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	(0.2)	—	—	—	(0.2)
Stock compensation expense related to equity-based awards	—	—	4.8	—	—	—	4.8
Excess taxes related to share-based payment arrangements	—	—	(0.4)	—	—	—	(0.4)
Vesting of awards, share-based plans	—	—	0.1	(0.2)	—	—	(0.1)
Reclassified common shares	—	—	2.0	—	—	—	2.0
Dividends to stockholders @ $0.91 per share	—	—	—	(8.8)	—	—	(8.8)
Balance, December 31, 2013	—	0.1	240.3	(38.7)	(60.4)	6.0	147.3
Net income (loss)	—	—	—	(26.6)	—	—	(26.6)
Other comprehensive loss	—	—	—	—	(49.6)	—	(49.6)
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	(1.2)	—	—	—	(1.2)
Stock compensation expense related to equity-based awards	—	—	3.4	—	—	—	3.4
Vesting of awards, share-based plans	—	—	0.1	(0.2)	—	—	(0.1)
Vesting of awards, incentive compensation	—	—	1.6	—	—	—	1.6
Dividends to stockholders @ $0.28 per share	—	—	—	(2.7)	—	—	(2.7)
Balance, December 31, 2014	—	0.1	244.2	(68.2)	(110.0)	6.0	72.1
Net income (loss)	—	—	—	(259.6)	—	—	(259.6)
Other comprehensive loss	—	—	—	—	14.0	—	14.0
Issuance of common shares for share-based payment arrangements, net of shares tendered for taxes	—	—	(0.2)	—	—	—	(0.2)
Stock compensation expense related to equity-based awards	—	—	3.0	—	—	—	3.0
Vesting of awards, share-based plans	—	—	0.4	(0.2)	—	—	0.2
Dividends to stockholders @ $0.07 per share	—	—	—	(1.4)	—	—	(1.4)
Balance, December 31, 2015	—	0.1	247.4	(329.4)	(96.0)	6.0	(171.9)

*	The Common stock and Capital in excess of par value for all periods presented reflect the 1-for-7 reverse stock split of the Company’s common stock that became effective on August 25, 2015.
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2015	2014	2013
	$	$	$
Operating activities
Net loss	(259.6)	(26.6)	(47.6)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	95.1	89.5	96.0
Non-cash interest expense	2.7	2.7	2.6
Last in, first out and lower of cost or market	1.2	4.9	(2.6)
Goodwill and other intangibles impairment	137.9	—	—
Asset Impairment	—	—	5.9
(Gain) loss on disposal of assets	(1.6)	0.4	(0.5)
(Gain) loss on hedging activities, excluding cash settlements	0.9	(0.7)	(6.1)
Debt refinancing expense	—	—	2.5
Deferred income taxes	(40.4)	(11.6)	(32.6)
Stock-based compensation expense	3.0	3.4	4.8
Changes in other assets	2.5	(10.4)	1.0
Changes in pension, other post-retirement and other long-term liabilities	14.3	(2.4)	7.2
Changes in current operating assets and liabilities:
Accounts receivable, net	37.6	(15.8)	19.9
Inventories, net	57.8	(25.0)	19.5
Taxes receivable and taxes payable	(11.3)	(1.4)	(1.0)
Other current assets	(7.3)	0.7	12.3
Accounts payable	(35.4)	28.2	(19.3)
Accrued liabilities	20.5	(5.3)	2.2
Cash provided by operating activities	17.9	30.6	64.2
Investing activities
Capital expenditures	(73.4)	(93.5)	(72.7)
Insurance proceeds for property	2.7	—	—
Proceeds from life insurance policies	6.4	—	—
Proceeds from sale of property, plant and equipment	2.2	0.3	0.9
Net cash used in investing activities	(62.1)	(93.2)	(71.8)
Financing activities
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	(1.2)	(0.2)
Dividends paid to shareholders	(1.4)	(2.7)	(8.8)
Borrowings on revolving credit facility	311.6	173.0	11.0
Repayments on revolving credit facility	(247.1)	(173.0)	(11.0)
Payments of financing costs	—	—	(2.9)
Borrowings on debt and lease financing	20.9	12.5	342.8
Repayments on debt and lease financing	(11.9)	(4.9)	(280.0)
Borrowings against life insurance policies	7.9	—	—
Cash provided by financing activities	79.8	3.7	50.9
Change in cash and cash equivalents	35.6	(58.9)	43.3
Cash and cash equivalents, beginning of period	20.5	79.4	36.1
Cash and cash equivalents, end of period	56.1	20.5	79.4
See accompanying notes

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	VOLUNTARY REORGANIZATION UNDER CHAPTER 11 OF TITLE 11 OF THE UNITED STATES CODE
Voluntary Reorganization Under Chapter 11 of Title 11 of the United States Code
On February 8, 2016 (the “Petition Date”), Noranda HoldCo and all of its direct and indirect wholly-owned subsidiaries (together with Noranda HoldCo, the “Debtors”) filed voluntary petitions for relief (collectively, the “Bankruptcy Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Court”). The Bankruptcy Cases are being jointly administered by the Bankruptcy Court as case number 16-10083-399. The Debtors will continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. We took this action to have additional time and financial flexibility to evaluate options for our various businesses.
The Bankruptcy Cases are intended to enable us, as contemplated by the post-petition credit facilities described below, to monetize our Downstream Business through a proposed sale of the Downstream Business under Section 363 of the Bankruptcy Code while exploring alternative restructuring options through, among other things, a Chapter 11 plan. On March 21, 2016, the Bankruptcy Court approved auction and bidding procedures to be employed with the proposed sale of the Downstream Business.
Operation and Implications of the Bankruptcy Cases
Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over our property. Accordingly, although the Bankruptcy Cases triggered defaults under certain of the Debtors’ debt obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of our liabilities prior to the Petition Date are subject to settlement under a Chapter 11 plan (or such other resolutions as may be approved by the Bankruptcy Court). As a result of the Bankruptcy Cases, the realization of assets and the satisfaction of liabilities are uncertain. The Debtors, operating as “debtors-in-possession” under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a confirmed Chapter 11 plan or other arrangement may materially change the amounts and classifications in our consolidated financial statements.
Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize our operations. These obligations related to certain employee wages, salaries and benefits, and the payment of vendors and other providers in the ordinary course for goods and services received after the Petition Date. We have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise us in connection with the Bankruptcy Cases and certain other professionals to provide services and advice in the ordinary course of business. From time to time, we may seek Bankruptcy Court approval to retain additional professionals.
The United States Trustee for the Eastern District of Missouri has appointed an official committee of unsecured creditors (the “UCC”). The UCC and its legal representatives have a right to be heard on all matters affecting the Debtors that come before the Bankruptcy Court. There can be no assurance that the UCC will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future, including any proposed Chapter 11 plan or one or more Section 363 sales.
Debtor-In-Possession Financing
On March 11, 2016, the Bankruptcy Court approved, on a final basis, our debtor-in-possession financing consisting of (i) a superpriority, secured, asset based revolving credit facility in the principal amount of up to $130.0 million, provided by Bank of America, N.A., in its capacity as a lender, and by certain other financial institutions (the “ABL DIP Loan Agreement”) under which Bank of America is acting as administrative agent and collateral agent, and (ii) a superpriority, multiple draw secured term loan in an aggregate principal amount of up to $35.0 million provided by certain financial institutions that were lenders under a pre-petition term loan (the “Term DIP Loan Agreement”, and together with the ABL DIP Loan Agreement, the “DIP Facilities”), pursuant to which Cortland Capital Market Services, LLC is acting as administrative agent and collateral agent.
The DIP Facilities contain certain requirements which have a material impact on the continued operation of our business, including the requirement that we conduct a process to sell the Downstream business, idle New Madrid, and prepare an Upstream business plan that is reasonably acceptable to the lenders under the DIP Facilities.
Going Concern
The decision to enter a court-supervised restructuring process was necessitated by a number of factors which adversely affected our 2015 operating results. Principal among them is the sustained and dramatic decline in the LME price of primary aluminum, which adversely impacted our Alumina and Primary Aluminum segments, and the Midwest Premium, which adversely affected our Primary Aluminum segment. Additional exacerbating factors placed significant pressure on our already strained businesses, including (i) multiple incidents at New Madrid; (ii) an unsuccessful arbitration with the Government of Jamaica (“GOJ”) regarding the production levy that Noranda Bauxite Limited (“NBL”), our wholly-owned subsidiary that manages the mining operations of our Bauxite segment, is obligated to pay to the GOJ for the bauxite that NBL mines; (iii) a bauxite supply contract between NBL and its principal third-party bauxite customer under which NBL provides bauxite at prices that the Company believes is substantially below market; that the contract has

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been unprofitable for the Company; and (iv) the substantial cumulative increase in electricity rates at the New Madrid smelter. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the ABL DIP Loan Agreement and Term DIP Loan Agreement, the Bankruptcy Court’s approval of the Company’s Chapter 11 plan or sale strategy and the Company’s ability to implement these measures, among other factors.
As a result of the Bankruptcy Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. In addition, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Cases.

2.    ACCOUNTING POLICIES
Organization, Consolidation and Basis of Presentation
Noranda Aluminum Holding Corporation (“Noranda,” “Noranda HoldCo,” the “Company,” “we,” “our,” and “us”), and our wholly owned subsidiary, Noranda Aluminum Acquisition Corporation (“Noranda AcquisitionCo”), were formed by affiliates of Apollo Management, L.P. (“Apollo”) on March 27, 2007 for the purpose of acquiring a portion of the aluminum business of Xstrata (Schweiz) A.G. The acquisition, which occurred on May 18, 2007, is referred to as the “Apollo Acquisition.”
In August 2009, we completed an acquisition of our alumina refinery in Gramercy, Louisiana (Noranda Alumina, LLC, or “Gramercy”) and our bauxite mining operation in St. Ann, Jamaica (Noranda Bauxite Limited, or “St. Ann”) as a result of which they became wholly owned subsidiaries of Noranda HoldCo. Previously, we held a 50% interest in Gramercy and in St. Ann.
On August 24, 2015, our stockholders approved a Certificate of Amendment to our Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) that provided for a 1-for-7 reverse stock split of our common stock (“the Reverse Stock Split”). The Reverse Stock Split became effective upon our filing of the Certificate of Amendment with the Secretary of State of Delaware on August 25, 2015. Upon the effectiveness of the Reverse Stock Split, every seven shares of outstanding Noranda HoldCo common stock were automatically combined into one share of common stock. No fractional shares were issued. In lieu of fractional shares, stockholders received a cash payment. In addition, the Certificate of Amendment reduced the number of the authorized shares of Noranda HoldCo common stock from 200 million shares to 30 million shares. Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and intrinsic value set forth in these notes and the accompanying consolidated financial statements have been adjusted to reflect the Reverse Stock Split.
On November 25, 2015, we were notified by NYSE Regulation, Inc. (“NYSE Regulation”) that trading in the Company’s common stock on the NYSE was suspended and that NYSE Regulation would commence proceedings to delist the Company’s common stock from the NYSE. NYSE Regulation advised the Company that it reached its decision to delist the common stock pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15 million.
On December 15, 2015, the NYSE filed a Form 25 (Notification of Removal From Listing and/or Registration Under Section 12(b) of the Securities and Exchange Act of 1934) with the SEC to delist the Company’s common stock and terminate the registration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting became effective on December 25, 2015. The registration of the Company’s common stock under Section 12(b) of the Exchange Act terminated on March 14, 2016.
The Company's common stock is currently traded in the over-the-counter market.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest”. The ASU was issued as an initiative to reduce complexity in accounting standards (the Simplification Initiative) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The Company will be required to apply the new guidance on a retrospective basis, so that the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance. The Company will be required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items. The adoption of the ASU is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The impact of this standard on the December 31, 2015 consolidated financial statements would have been a reduction of $3.8 million to other assets and debt, if early adopted.
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
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015. As permitted by ASU 2015-17, we adopted this guidance prospectively as of December 31, 2015 and reclassified our net deferred tax assets and liabilities to the net non-current deferred tax assets and liabilities in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact that this standard will have on our on our consolidated financial statements.
Segment Reporting
We are a vertically integrated producer of value-added primary aluminum and high quality rolled aluminum coils. Our principal operations include an aluminum smelter in New Madrid, Missouri (“New Madrid”) and four rolling mill facilities in the Southeastern United States. New Madrid is supported by Gramercy and St. Ann. As discussed further in Note 3, “Segments”, we report our activities

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in five segments: our Bauxite segment comprises the operations of St. Ann; our Alumina segment comprises the operations of Gramercy; our Primary Aluminum segment comprises the operations of New Madrid; and our Flat-Rolled Products segment comprises the operations of our four rolling mills, which are located in Huntingdon, Tennessee; Salisbury, North Carolina and Newport, Arkansas. Our corporate expenses represent our fifth segment.
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
Cash Equivalents
Cash equivalents comprise short-term, highly liquid investments with initial maturities of three months or less. We place our temporary cash equivalent investments with high credit quality financial institutions, which include money market funds invested in U.S. Treasury securities, short-term treasury bills and commercial paper. We consider our investments in money market funds to be available for use in our operations.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Self-Insurance
We are primarily self-insured for workers’ compensation. The self-insurance liability is determined based on claims filed but not paid and an estimate of claims incurred but not yet reported. Based on actuarially determined estimates and discount rates of 0.9% in 2015 and 0.7% in 2014, as of December 31, 2015 and 2014, we had $5.9 million and $5.6 million, respectively, of accrued liabilities and $16.0 million and $15.3 million, respectively, of other long-term liabilities related to these claims.
At each of December 31, 2015 and 2014, we held $1.9 million and $1.9 million, respectively, in a restricted cash account to secure the payment of workers’ compensation obligations. This restricted cash is included in other assets in the accompanying consolidated balance sheets. In addition, we have $21.5 million of undrawn letters of credit as collateral for these obligations.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or earlier upon the occurrence of certain triggering events. During the third quarter of 2015, we determined that our Primary Aluminum segment’s goodwill was fully impaired, and we recognized a $137.6 million non-cash impairment charge, reducing the carrying amount to zero. Our Primary Aluminum segment also recognized a non-cash impairment charge of $0.3 million in the third quarter of 2015 related to tradenames included in other indefinite-lived intangible assets, following an analysis based on an income approach. See Note 9, “Goodwill and Other Intangible Assets” for further information.
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
As assessments and remediation progress at individual sites, the amount of projected cost is reviewed periodically, and the liability is adjusted to reflect additional technical and legal information that becomes available. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Note 10, “Commitments and Contingencies” contains additional information on our environmental liabilities.
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
Reclamation Obligations
St. Ann has obligations to rehabilitate land disturbed by St. Ann’s bauxite mining operations. The reclamation process is governed by the GOJ regulations and includes filling the open mining pits and planting vegetation. GOJ regulations require the reclamation process

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to be completed within a certain period from the date a mining pit is mined-out, generally three years. Liabilities for reclamation are accrued as lands are disturbed and are based on the approximate number of hectares to be rehabilitated and the average expected cost per hectare.
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
In addition to the St. Ann Land Obligations, we have an agreement with the GOJ which requires us to fulfill obligations that pre-date St. Ann’s partnership with the GOJ (the “Predecessor Land Obligations”). The costs to fulfill the Predecessor Land Obligations will be reimbursed by the GOJ up to a $4.3 million limit. St. Ann bears any costs in excess of that limit, including foreign currency adjustments. At December 31, 2015 and December 31, 2014, we had recorded a liability of $1.8 million and $1.8 million, respectively, for the amount by which we believe our costs to fulfill the Predecessor Land Obligations will exceed the $4.3 million limit.
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
Pensions and Other Post-Retirement Benefits
We sponsor defined benefit pension and Other Post-Retirement Benefits (“OPEB”) plans for which we recognize expenses, assets and liabilities based on actuarial assumptions regarding the valuation of benefit obligations and the future performance of plan assets. We recognize the funded status of the plans as an asset or liability in the consolidated financial statements, and measure defined benefit pension and OPEB plan assets and obligations as of the end of our fiscal year, and recognize the change in the funded status of defined benefit pension and OPEB plans in accumulated other comprehensive income (“AOCI”). The primary assumptions used in calculating pension and OPEB expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, expected rate of return on plan assets and projected salary increases. These rates are estimated annually as of December 31.
Pension and OPEB benefit obligations are actuarially calculated using management’s best estimates and based on expected service periods, salary increases and retirement ages of employees. Pension and OPEB benefit expense includes the actuarially computed cost of benefits earned during the current service periods, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. The primary assumptions used in calculating pension expense and liabilities are related to the discount rates at which the future obligations are discounted to value the liability, the expected long-term rate of return on plan assets and assumptions related to the employee workforce, including projected salary increases, retirement age and mortality. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.
Post-Employment Benefits
We provide certain benefits to former or inactive employees after employment but before retirement and accrue for the related cost over the service lives of the employees. These benefits include, among others, disability, severance and workers’ compensation. We are self-insured for these liabilities. At both December 31, 2015 and 2014, we carried a liability totaling $0.9 million and $0.7 million respectively, for these benefits, based on actuarially determined estimates. These estimates were not discounted due to the short duration of the future payments.
Derivative Instruments and Hedging Activities
Derivatives are reported on the balance sheet at fair value. For derivatives that are designated and qualify as cash flow hedges, the effective portion of changes in fair value are initially recorded in AOCI as a separate component of equity and reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of changes in fair value is reported

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in (gain) loss on hedging activities in the period in which such changes occur. For derivative instruments not designated as cash flow hedges, changes in the fair values are recognized in the consolidated statement of operations in the period of in which such changes occur.
U.S. GAAP permits entities that enter into master netting arrangements with the same counterparty as part of their derivative transactions to offset in their consolidated financial statements net derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. The net derivative positions are presented on a gross basis in Note 15, “Derivative Financial Instruments”.
Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable, derivative assets and liabilities, accounts payable and long-term debt due to third parties. Financial instruments expose us to market and credit risks which, at times, may be concentrated with certain groups of counterparties. We periodically evaluate the financial condition of our counterparties and take appropriate action to minimize our risk of loss. We generally do not require collateral for trade receivables. At December 31, 2015, we did not have substantial doubt that any of our financial instrument counterparties had the ability to perform their obligations. Cash and cash equivalent investments are held with major financial institutions and trading companies, including registered broker dealers. The carrying values and fair values of our third-party debt and derivative instruments outstanding are presented in Note 11, “Long-Term Debt and Lease Financing” and Note 15, “Derivative Financial Instruments”. The remaining financial instruments are carried at amounts that approximate fair value.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On June 18, 2015, the Board suspended dividend payments.
Net Loss Per Share
Basic net loss per share (“EPS”) is calculated as income available to common stockholders divided by the weighted-average number of shares outstanding during the period. Diluted EPS is calculated using the weighted-average outstanding common shares determined using the treasury stock method for share based payment awards.
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

3.    SEGMENTS
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
The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies”.
Major Customer Information
During 2015, 2014 and 2013, we had no major customers which represented more than 10% of our consolidated revenue.
Geographic Region Information
Substantially all of our sales are within the United States. Revenues from external customers attributed to foreign countries were $114.6 million during 2015 and were immaterial during 2014 and 2013. All long-lived assets are located in the United States, except those assets of our bauxite mining operation in Jamaica, which totaled $76.6 million at December 31, 2015 and $68.5 million at December 31, 2014.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Business by Segment
Operating and asset information for our reportable segments was (in millions):

	Year ended December 31, 2015
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	43.8	224.8	408.2	551.3	—	—	1,228.1
Intersegment	72.4	97.1	95.7	—	—	(265.2)	—
Total sales	116.2	321.9	503.9	551.3	—	(265.2)	1,228.1

Capital expenditures	5.4	15.1	48.2	4.2	0.5	—	73.4
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(10.4)	12.5	(27.9)	60.1	(30.4)	1.9	5.8
Depreciation and amortization	(13.2)	(22.9)	(39.0)	(17.6)	(2.4)	—	(95.1)
Last in, first out and lower of cost or market inventory adjustments	—	—	(2.7)	1.3	—	0.2	(1.2)
Gain (loss) on disposal of assets	—	0.7	1.1	(0.2)	—	—	1.6
Goodwill and other intangibles impairment	—	(0.3)	(137.6)	—	—	—	(137.9)
Non-cash pension, accretion and stock compensation	(0.2)	(1.0)	(6.8)	(5.7)	(4.6)	—	(18.3)
Restructuring, relocation and severance	(3.4)	(0.3)	(0.4)	(0.8)	(0.2)	—	(5.1)
Consulting fees	(1.7)	(0.1)	(0.6)	—	(4.9)	—	(7.3)
Cash settlements on hedging transactions	—	—	1.8	15.1	—	—	16.9
Excess insurance recoveries	—	—	20.5	—	—	—	20.5
Other, net	—	(5.2)	(10.8)	—	(0.3)	(1.7)	(18.0)
Operating income (loss)	(28.9)	(16.6)	(202.4)	52.2	(42.8)	0.4	(238.1)
Interest expense, net							52.6
Loss on hedging activities, net							16.4
Total other expense, net							69.0
Loss before income taxes							(307.1)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2014
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	47.4	206.3	524.6	576.8	—	—	1,355.1
Intersegment	66.3	132.1	107.8	—	—	(306.2)	—
Total sales	113.7	338.4	632.4	576.8	—	(306.2)	1,355.1

Capital expenditures	11.3	13.1	58.3	9.7	1.1	—	93.5
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	(6.6)	8.5	95.6	55.9	(25.0)	(1.1)	127.3
Depreciation and amortization	(10.8)	(21.2)	(38.4)	(18.2)	(0.9)	—	(89.5)
Last in, first out and lower of cost or market inventory adjustments	—	—	(1.8)	(2.9)	—	(0.2)	(4.9)
Gain (loss) on disposal of assets	—	—	0.1	(0.5)	—	—	(0.4)
Non-cash pension, accretion and stock compensation	(0.1)	(0.8)	(3.0)	(1.8)	(3.9)	—	(9.6)
Restructuring, relocation and severance	—	(0.1)	(0.9)	(0.3)	—	—	(1.3)
Consulting fees	(0.3)	—	—	—	(0.4)	—	(0.7)
Cash settlements on hedging transactions	—	—	(0.6)	(4.3)	—	—	(4.9)
Other, net	—	(0.6)	—	(0.1)	0.9	0.9	1.1
Operating income (loss)	(17.8)	(14.2)	51.0	27.8	(29.3)	(0.4)	17.1
Interest expense, net							50.4
Gain on hedging activities, net							(4.6)
Total other expense, net							45.8
Income before income taxes							(28.7)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2013
	Bauxite	Alumina	Primary	Flat-Rolled	Corporate	Eliminations	Consolidated
	$	$	$	$	$	$	$
Sales:
External customers	46.8	196.6	543.8	556.3	—	—	1,343.5
Intersegment	82.2	144.2	79.1	—	—	(305.5)	—
Total sales	129.0	340.8	622.9	556.3	—	(305.5)	1,343.5

Capital expenditures	10.8	16.0	31.2	12.2	2.5	—	72.7
Reconciliation of segment profit (loss) to operating income (loss):
Segment profit (loss)	8.2	13.6	51.9	50.0	(31.1)	0.5	93.1
Depreciation and amortization	(9.5)	(22.7)	(41.7)	(21.3)	(0.8)	—	(96.0)
Last in, first out and lower of cost or market inventory adjustments	—	—	4.0	(1.4)	—	—	2.6
Gain (loss) on disposal of assets	(0.1)	0.5	0.1	—	—	—	0.5
Asset impairment	—	—	—	(5.9)	—	—	(5.9)
Non-cash pension, accretion and stock compensation	0.1	(0.9)	(7.1)	(6.5)	(6.1)	—	(20.5)
Restructuring and severance	(0.7)	(0.9)	(2.2)	(1.6)	(2.5)	—	(7.9)
Consulting and sponsor fees	—	—	—	—	(0.5)	—	(0.5)
Cash settlements on hedging transactions	—	—	1.7	7.4	—	—	9.1
Other, net	—	(0.6)	—	(0.1)	0.7	—	—
Operating income (loss)	(2.0)	(11.0)	6.7	20.6	(40.3)	0.5	(25.5)
Interest expense, net							47.5
Loss on hedging activities, net							2.3
Debt refinancing expense							2.5
Total other income							52.3
Income before income taxes							(77.8)

	Year ended December 31,
	2015	2014
Segment assets:	$	$
Bauxite	143.7	149.9
Alumina	199.8	229.8
Primary	380.8	561.5
Flat-Rolled	285.9	335.1
Corporate	99.3	65.5
Eliminations	(21.9)	(23.7)
	1,087.6	1,318.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Consolidated statements of cash flows:
Depreciation and amortization in the accompanying consolidated statements of cash flows included (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Depreciation of property, plant and equipment	81.8	77.1	86.7
Amortization of intangible assets	5.9	5.9	5.9
Amortization of other long-term assets	7.4	6.5	3.4
Total depreciation and amortization	95.1	89.5	96.0
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
During the fourth quarter of December 31, 2015, the Company recorded $9.5 million in impairment charges related to construction in progress in our Primary Aluminum segment. These impairment charges related to the Company’s decision to no longer pursue certain capital projects due to the Company’s cash flow circumstances.
See Note 5, “Fair Value Measurements” for further discussion of the impairment charges and Note 14, “Restructuring” for further discussion of the workforce reduction.
Cash paid for interest and income taxes was as follows (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Interest paid	52.1	50.0	46.1
U.S. Federal and state income taxes paid	7.8	10.8	3.7
Purchases of property, plant and equipment accrued in accounts payable and not yet paid were $6.5 million, $3.0 million and $5.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were not reflected as capital expenditures in the consolidated statements of cash flows. For the years ended December 31, 2015, 2014 and 2013, we capitalized interest of $1.5 million, $2.3 million and $1.6 million, respectively, related to long-term capital projects. As of December 31, 2014, cash and cash equivalents includes $1.8 million of cash intended to be used for ongoing capital and operational productivity improvements in Jamaica. As of December 31, 2015, cash and cash equivalents do not include any cash intended to be used for such improvements.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated statements of equity:
Changes in accumulated other comprehensive income (loss) (“AOCI”) were as follows (in millions):

	Unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Accumulated tax (benefit) expense related to unrealized net actuarial gain (loss), prior service cost and other related to pension and OPEB	Unrealized gain (loss) on derivatives	Accumulated tax (benefit) expense related to unrealized gain or loss on derivatives	Total, net of tax
	$	$	$	$	$
Balance, December 31, 2012	(176.2)	(66.1)	6.4	2.0	(105.7)
Amounts recorded to AOCI for the period	67.2	26.1	—	—	41.1
Reclassification of amounts realized in net income (loss)	14.0	5.4	(6.4)	(2.0)	4.2
Balance, December 31, 2013	(95.0)	(34.6)	—	—	(60.4)
Amounts recorded to AOCI for the period	(83.1)	(30.2)	—	—	(52.9)
Reclassification of amounts realized in net income (loss)	5.2	1.9	—	—	3.3
Balance, December 31, 2014	(172.9)	(62.9)	—	—	(110.0)
Amounts recorded to AOCI for the period	8.7	3.1	—	—	5.6
Reclassification of amounts realized in net income (loss)	13.2	4.8	—	—	8.4
Balance, December 31, 2015	(151.0)	(55.0)	—	—	(96.0)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications out of AOCI were included in the consolidated statements of operations as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)			Affected line item in the consolidated statements of operations
	Year ended December 31,
	2015	2014	2013
	$	$	$
Selling, general and administrative expenses (“SGA”)
Actuarial gain/loss	2.7	1.0	2.8	(1)
Prior service costs	0.2	0.3	0.3	(1)
Total pension amounts reclassified into SGA	2.9	1.3	3.1	Selling, general and administrative expenses
Cost of sales (“COS”)
Actuarial gain/loss	9.4	3.1	10.0	(1)
Prior service costs	0.9	0.8	0.9	(1)
Total pension amounts reclassified into COS	10.3	3.9	10.9	Cost of sales
Reclassification of pension and OPEB amounts realized in net income	13.2	5.2	14.0
Income tax (benefit) expense related to reclassifications of pension and OPEB amounts	4.8	1.9	5.4	Income tax expense (benefit)
Reclassification of pension and OPEB amounts realized in net income, net of tax	8.4	3.3	8.6	Net loss

Reclassification of derivative amounts realized in net income	—	—	(6.4)	(Gain) loss on hedging activities, net
Income tax (benefit) expense related to reclassifications of derivative amounts	—	—	(2.0)	Income tax expense (benefit)
Reclassification of derivative amounts realized in net income, net of tax	—	—	(4.4)	Net loss

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost shown in Note 13, “Pensions and Other Post-Retirement Benefits.”
Consolidated balance sheets:
Accounts receivable, net, consisted of the following (in millions):

	Year ended December 31,
	2015	2014
	$	$
Trade	65.0	102.6
Allowance for doubtful accounts	(0.1)	(0.1)
Total accounts receivable, net	64.9	102.5
Other current assets consisted of the following (in millions):

	Year ended December 31,
	2015	2014
	$	$
Current deferred tax asset	—	0.4
Employee loans receivable, net	1.5	2.1
Current derivative assets (see Note 15, “Derivative Financial Instruments”)	3.7	6.3
Taxes receivable	15.3	4.0
Restricted cash (see Note 10, “Commitments and Contingencies”)	0.1	0.1
Prepaid assets	8.8	4.5
Other current assets	7.5	10.0
Total other current assets	36.9	27.4

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets consisted of the following (in millions):

	Year ended December 31,
	2015	2014
	$	$
Deferred financing costs, net of amortization	3.8	5.8
Cash surrender value of life insurance	15.1	29.3
Pension asset	8.9	6.5
Restricted cash	3.6	14.0
Supplies	5.4	5.0
Prepaid Jamaican income taxes (see Note 21, “Non-Controlling Interest”)	12.7	12.7
Derivative asset (see Note 15, “Derivative Financial Instruments”)	—	0.2
Other	15.0	15.6
Total other assets	64.5	89.1
Accrued liabilities consisted of the following (in millions):

	Year ended December 31,
	2015	2014
	$	$
Compensation and benefits	24.7	18.3
Workers’ compensation	5.9	5.6
Other operating expenses	13.2	11.2
Accrued interest	2.6	2.3
Asset retirement obligations (see Note 12, “Asset Retirement and Other Obligations”)	2.3	2.3
Land obligation (see Note 12, “Asset Retirement and Other Obligations”)	3.6	3.7
Derivative liabilities (see Note 15, “Derivative Financial Instruments”)	3.4	5.0
Reclamation obligation (see Note 12, “Asset Retirement and Other Obligations”)	2.4	1.5
Environmental remediation obligations (see Note 12, “Asset Retirement and Other Obligations”)	0.2	1.7
Obligations to the Government of Jamaica (see Note 21, “Non-Controlling Interest”)	18.0	5.9
Pension and OPEB liabilities (see Note 13, “Pensions and Other Post-Retirement Benefits”)	0.5	0.8
Restructuring liability	1.0	0.8
Total accrued liabilities	77.8	59.1
Other long-term liabilities consisted of the following (in millions):

	Year ended December 31,
	2015	2014
	$	$
Reserve for uncertain tax positions	0.6	0.7
Workers’ compensation	16.0	15.3
Asset retirement obligations (see Note 12, “Asset Retirement and Other Obligations”)	11.7	13.7
Land obligation (see Note 12, “Asset Retirement and Other Obligations”)	6.8	6.8
Environmental remediation obligations (see Note 12, “Asset Retirement and Other Obligations”)	3.0	1.1
Long-term derivative liabilities (see Note 15, “Derivative Financial Instruments”)	—	0.1
Deferred compensation and other	6.1	8.2
Total other long-term liabilities	44.2	45.9

5.    FAIR VALUE MEASUREMENTS
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
Valuations on a recurring basis
The tables below set forth by level the fair value hierarchy of our assets and liabilities that were measured at fair value on a recurring basis (in millions):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	3.7	—	3.7
Derivative liabilities	—	(3.4)	—	(3.4)
Noranda pension plan assets:
Equity securities:
Diversified common stocks	52.6	130.0	5.8	188.4
Global equity securities	—	11.4	—	11.4
Diversified fixed income mutual fund	109.1	—	—	109.1
Cash, cash equivalents and other	2.7	0.1	—	2.8
Total Noranda pension plan assets	164.4	141.5	5.8	311.7
St. Ann pension plan assets:
Global equity securities	—	11.2	—	11.2
Fixed income securities:
GOJ bonds	—	12.7	—	12.7
Global corporate bonds	—	0.5	—	0.5
Real estate	—	4.8	—	4.8
Other	—	5.1	—	5.1
Total St. Ann pension plan assets	—	34.3	—	34.3
Total	164.4	176.1	5.8	346.3

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$
Derivative assets	—	3.2	3.3	6.5
Derivative liabilities	—	(5.1)	—	(5.1)
Noranda pension plan assets:
Equity securities:
Diversified common stock mutual fund	98.7	89.5	8.1	196.3
Global equity securities	—	13.5	—	13.5
Diversified fixed income mutual fund	111.2	—	—	111.2
Cash and cash equivalents	1.6	4.2	—	5.8
Total Noranda pension plan assets	211.5	107.2	8.1	326.8
St. Ann pension plan assets:
Global equity securities	—	6.5	—	6.5
Fixed income securities:
GOJ bonds	—	15.2	—	15.2
Global corporate bonds	—	0.1	—	0.1
Real estate	—	2.8	—	2.8
Other	—	3.2	—	3.2
Total St. Ann pension plan assets	—	27.8	—	27.8
Total	211.5	133.1	11.4	356.0
Changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2015 and 2014 were as follows:

	Year ended December 31,
	2015	2014
	$	$
Fair value, beginning of year	8.1	5.7
Return on assets	(2.3)	2.4
Fair value, end of year	5.8	8.1
Changes in the fair value of the variable-price Midwest Premium contracts classified as Level 3 for the year ended December 31, 2015 and 2014 were as follows:

	Year ended December 31,
	2015	2014
	$	$
Fair value, beginning of year	3.3	1.8
New contracts entered	(0.8)	3.2
Changes in fair value	(6.9)	5.2
Settlements	4.4	(6.9)
Fair value, end of year	—	3.3
We discuss our derivative instruments in Note 15, “Derivative Financial Instruments.” Fair values of all derivative instruments classified as Level 2 were primarily measured using industry standard models that incorporated inputs including quoted forward prices for commodities, interest rate curves and current market prices for those assets and liabilities. Substantially all of the inputs were observable throughout the full term of the instrument. Our variable-price Midwest premium contracts were classified as Level 3 and were primarily measured using management’s estimate of future U.S. Midwest premium prices, based on current market prices and quoted forward prices.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Note 11, “Long-Term Debt and Lease Financing” we disclose the fair values of our debt instruments. The fair value of Noranda Aluminum Acquisition Corporation (“ Noranda AcquisitionCo”) 11% Senior Notes due 2019 (AcquisitionCo Notes due 2019”) was based on recent market transactions. We classified the AcquisitionCo Notes due 2019 as Level 2. While the AcquisitionCo Notes due 2019 have quoted market prices used to determine fair value, we do not believe transactions of those instruments occur in sufficient frequency or volume for a Level 1 classification. The fair values of the Term B Loan and revolving credit facility borrowings are based on interest rates available at each balance sheet date. These fair value measurements are classified as Level 2. The fair value of project specific financing was based on the quoted market prices of the AcquisitionCo Notes due 2019 since they are similar in that they are both unsecured financings and as such we classified the fair value of the project specific financing as Level 3.
Valuations on a non-recurring basis
Goodwill, trade name, and asset retirement obligations
Fair value of goodwill and trade names is measured using management’s assumptions about future profitability and cash flows, using a market participant approach. Such assumptions include a combination of discounted cash flow and market-based valuations. Discounted cash flow valuations require assumptions about future profitability and cash flows, which we believe reflect the best estimates of the date the valuations are determined to be performed. These fair value measurements are classified as Level 3. See Note 9, “Goodwill and Other Intangible Assets” for further information regarding goodwill and tradename impairments in 2015. See Note 12, “Asset Retirement and Other Obligations” for further information regarding asset retirement obligations.
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
During the year ended December 31, 2013, we recorded $5.9 million in impairment charges related to construction in progress, equipment and other long term assets in our Flat-Rolled Products segment. These impairment charges, described in Note 4 above, were reflected in the consolidated statements of operations as a component of selling, general and administrative expenses for the year ended December 31, 2013.
During the fourth quarter of December 31, 2015, the Company recorded $9.5 million in impairment charges related to construction in progress in our Primary Aluminum segment. These impairment charges related to the Company’s decision to no longer pursue certain capital projects due to the Company’s cash flow circumstances.
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
In connection with the workforce reduction at our Salisbury, North Carolina. rolling mill facility announced in October 2013, we began to reposition the Salisbury plant to produce predominately heavy gauge foil although some light gauge material continues to be processed at the plant. We have transferred a portion of the light gauge product production to the Newport plant. We recorded $3.2 million of impairment charges related to assets taken out of service in connection with the workforce reduction at the Salisbury facility, including a capital project with no residual value due to new advancements in technology and an impairment charge to reduce the carrying value of certain non-depreciable other long term assets which will be sold for scrap to their estimated fair value, which is based on market scrap value and the amount of scrap material.

6.    INVENTORIES
We use the LIFO method of valuing raw materials, work-in-process and finished goods inventories at our New Madrid smelter and our rolling mills. Supplies inventories at our rolling mills are valued at FIFO. Inventories at Gramercy and St. Ann and supplies at New Madrid are valued at weighted-average cost and are not subject to the LIFO adjustment. Gramercy and St. Ann inventories comprise approximately 33% and 25% of total inventories, at cost, at December 31, 2015 and 2014, respectively.

Inventories, net, consisted of the following (in millions):

	Year ended December 31,
	2015	2014
	$	$
Raw materials, at cost	47.3	73.7
Work-in-process, at cost	35.3	48.9
Finished goods, at cost	23.0	31.3
Total inventories, at cost	105.6	153.9
LIFO adjustment	29.0	14.0
LCM reserve	(28.6)	(7.6)
Inventories, at lower of cost or market	106.0	160.3
Supplies	29.4	36.4
Total inventories, net	135.4	196.7
Work-in-process and finished goods inventories consist of the cost of materials, labor and production overhead costs. Supplies inventory consists primarily of maintenance supplies expected to be used within the next twelve months. Non-current maintenance supplies are included in other assets in the accompanying consolidated balance sheets.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. We recorded LIFO decrement losses in the amount $3.1 million and $1.7 million in the Flat-Rolled Products segment and Primary Aluminum segment, respectively, during the year ended December 31, 2015. We recorded LIFO liquidation income of $0.4 million in the Flat-Rolled Products segment during the year ended December 31, 2014.
7.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net, consisted of the following (in millions):

				Year ended December 31,
	Estimated useful lives			2015	2014
	(in years)			$	$
Land				51.9	51.9
Buildings and improvements	10	–	47	176.0	163.0
Machinery and equipment	3	–	50	969.9	927.1
Construction in progress				67.6	86.2
Property, plant and equipment, at cost				1,265.4	1,228.2
Accumulated depreciation				(578.7)	(533.2)
Total property, plant and equipment, net				686.7	695.0
Depreciation expense on property, plant and equipment consisted of the following amounts (in millions):

Year ended December 31,	$
2015	81.8
2014	77.1
2013	86.7
On January 8, 2016 the Primary Aluminum segment experienced an electrical supply circuit failure which resulted in the idling of production at two of the three pot lines. The third pot line was not directly affected and production in that line continued. Estimates regarding the financial impact and anticipated insurance recoveries are ongoing.

8.     CASTHOUSE INCIDENT
On August 4, 2015, an explosion occurred at the casthouse on the site of our New Madrid smelter. Although the incident affected our production of extrusion billet, it did not affect our molten aluminum production, and we redirected the molten aluminum output to other saleable products such as redraw rod and aluminum ingot. We continue to estimate the financial impact and insurance recoveries from this incident, as we are continuing to assess the extent of the damage and the measures required to repair the facility and restore operations.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount of losses recognized and expenses incurred at December 31, 2015 of $4.3 million has been recorded in the accompanying statements of operations, which includes $0.4 million of scraped billet that was destroyed by the explosion. The expenses have been offset by $24.0 million in proceeds that we received from our insurance carriers. The excess receipt of $19.7 million primarily represents the differences between the timing of incurring costs and accruing for expected recoveries.

	Twelve months ended December 31, 2015
	Total Spend	Insurance Proceeds	Net Impact
	$	$	$
Losses in cost of goods sold:
Accumulated depreciation of damaged assets	1.7
Inventory written down to scrap value	0.4
Losses in selling, general and administrative expenses	2.2
Total	4.3	(24.0)	(19.7)
Insurance receipts through December 31, 2015		(21.2)
Insurance receivable recorded at December 31, 2015		(2.8)

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of acquisition consideration paid over the fair value of identifiable net tangible and identifiable intangible assets acquired. Goodwill and other indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, in the fourth quarter, or upon the occurrence of certain triggering events. Accounting standards allow a company to annually perform an initial qualitative assessment to determine if it is more likely than not that a triggering event has occurred (in which case the company would then use the two-step quantitative process described below). Nevertheless, we elected to continue to evaluate goodwill and other indefinite-lived intangible assets annually for impairment by directly proceeding with the quantitative assessment that entails a two-step process. The first step is to compare the fair value of each of our reporting units to their respective book values, including goodwill. If the fair value of a reporting unit exceeds its book value, reporting unit goodwill is not considered impaired and the second step of the impairment test is not required. If the book value of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. The implied fair value of goodwill is determined in the same manner as the fair value of goodwill is determined in a business combination. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
We have monitored our Primary segment’s expected future cash flows on a quarterly basis for risk of impairment. In connection with our third quarter 2015 assessment of the Primary segment’s expected future cash flows, we considered, among other factors, a further decline in expected aluminum prices without corresponding decreases in expected prices for production inputs and a sustained decline in our stock price. Negative factors specific to the third quarter included a decrease in the Midwest Transaction Price below the Company’s Net Cash Cost per pound and the effects of the casthouse explosion on the Company’s production of value-added products such as billet over the near term. Based on our evaluation of the above factors during our quarterly qualitative analysis, which entails an assessment of both negative and positive evidence, we determined that it was necessary to perform interim goodwill impairment testing as of August 31, 2015. We also determined that it was necessary to perform interim impairment testing of other indefinite-lived intangible assets.
As a result of our quantitative analysis, which was performed using an income approach and a market-based approach, we determined that the Primary segment’s goodwill was fully impaired, and we recognized a non-cash impairment charge of $137.6 million (the carrying amount of the Primary segment’s goodwill prior to the recognition of the impairment charge) as of September 31, 2015. We also recognized a non-cash impairment charge of $0.3 million related to tradenames within other indefinite-lived intangible assets as of September 31, 2015, which was based on an income approach.

Intangible Assets
Intangible assets, net, consisted of the following (in millions):

	Weighted-average life	Year ended December 31,
		2015	2014
	(in years)	$	$
Non-amortizable:
Trade names	Indefinite	17.4	17.7
Amortizable:
Customer relationships	13	71.1	71.0
Other	2.5	0.7	0.7
Total other intangible assets, gross		89.2	89.4
Accumulated amortization		(46.1)	(40.1)
Total other intangible assets, net		43.1	49.3
The decrease in non-amortizable tradenames is due to the impairment of the Primary segment’s tradename owned by Alumina. Amortizable intangibles primarily include customer relationships and are amortized on a straight-line basis over their estimated useful lives of 8 to 15 years.
Amortization expense related to intangible assets is included as a component of selling, general and administrative expenses in our consolidated statements of operations. Amortization expense related to intangibles was (in millions):

Year ended December 31,	$
2015	5.9
2014	5.9
2013	5.9
Expected amortization of intangible assets for each of the next five years is as follows (in millions):

Year ended December 31,	$
2016	5.5
2017	4.5
2018	4.1
2019	3.4
2020	3.4

10.	COMMITMENTS AND CONTINGENCIES
Labor Commitments
As of December 31, 2015, we had 2,200 employees, approximately 1,600 (or approximately 70%) of our employees were union members.
We are a party to seven collective bargaining agreements with five different unions.
In the United States: we have agreements with the United Steelworkers of America (“USWA”) and the International Association of Machinists and Aerospace Workers (“IAMAW”).
• The agreements with the USWA at Gramercy, Salisbury and New Madrid with the USWA are scheduled to expire in September 2016, November 2016 and August 2017. respectively.
• The agreement at Newport with the IAMAW is scheduled to expire in May 2018.
At St. Ann, Jamaica: we have agreements with the University and Allied Workers Union (“UAWU”); the Union of Technical, Administrative and Supervisory Personnel (“UTASP”); and the Bustamante Industrial Trade Union (“BITU”).

•	The agreement with the UTASP, which represents supervisory and technical salaried workers is scheduled to expire in December 2016.

•
The agreement in place with BITU expired on December 31, 2015. In September 2015, we received a claim for a new contract. Negotiations started in the fourth quarter of 2015, but was temporarily put on hold due to consultations with all the unions on

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s liquidity. If negotiations result in a new contract, the contract will be in effect for the period from January 1, 2016 through December 31, 2018.

•	The agreement with UAWU, covering operators is scheduled to expire on April 30, 2016.
Additionally, as a result of our Chapter 11 filing we are currently undergoing negotiations with labor unions representing employees of our Bauxite, Alumina and Primary Aluminum segments to modify our collective bargaining agreements. If we cannot reach agreement on such modifications, we likely will be required to reject the collective bargaining agreements in accordance with applicable provisions of the Bankruptcy Code.
Legal Contingencies
We are a party to legal proceedings incidental to our business. We assess the likelihood of an unfavorable outcome of each legal proceeding based upon the available facts and our historical experience with similar matters. We do not accrue a liability when we assess the likelihood of an unfavorable outcome to be remote. Where the risk of loss is probable and the costs can be reasonably estimated, we accrue a liability based on the factors mentioned above. Where the risk of loss is considered reasonably possible, we estimate the range of reasonably possible losses and disclose any reasonably possible losses, if material. We update our loss assessment as matters progress over time. Based on our current knowledge, we do not believe any probable losses in excess of our accrual or reasonably possible losses would be material to our consolidated financial statements.
Arbitration Proceeding Relating to Production Levy
See Note 21, “Non-Controlling Interest” for information regarding an arbitration proceeding relating to a dispute between Noranda Bauxite Limited (“NBL”) and the Government of Jamaica as to the amount of the production levy payable by NBL to the Government of Jamaica.
Environmental Matters
We cannot predict whether or which environmental laws or regulations will be enacted or amended in the future, how existing or future laws or regulations will be interpreted or enforced or the amount of future expenditures that may be required to comply with such laws or regulations. Such future requirements may result in liabilities which may have a material adverse effect on our financial condition, results of operations or cash flows.
Power Contract
Electricity is our largest cash cost component in the production of primary aluminum and is a key factor related to our long-term competitive position in the primary aluminum business. We have a long-term contract with Union Electric Company d/b/a Ameren Missouri (“Ameren Missouri”) for our electricity supply at New Madrid that is effective through 2020, pursuant to which we have agreed to purchase substantially all of New Madrid’s electricity. Included in the contract is a minimum purchase requirement equal to five megawatts, calculated at peak and non-peak demand charges, or approximately $7.5 million over the remaining life of the contract. This minimum purchase requirement represents significantly less power usage than is required in the operation of the New Madrid facilities, given the power-intensive nature of our smelter facility. The power supply contract provides that the rate for power will be established by the Missouri Public Service Commission “(MoPSC”) based on two components: a base rate and a fuel adjustment charge. Any changes to the base rate and fuel adjustment charge must be approved by the MoPSC.
On April 29, 2015 the MoPSC established a new and reduced electricity rate structure for our aluminum smelter in New Madrid, Missouri. The lower rate structure became effective on June 1, 2015 and carries a term of at least three years. Under the terms of the MoPSC’s order approving the new rate structure, we are required to meet certain ongoing conditions, including (i) maintaining employment levels at the New Madrid smelter at a daily average of 850 full-time equivalent personnel; (ii) investing an annual inflation-adjusted $35.0 million in capital expenditures as defined by U.S. GAAP at the New Madrid smelter; and (iii) refraining from paying special dividends. If the MoPSC determines that we have materially violated the conditions, and no exception is available under the MoPSCs Order, rates at the smelter would revert to the previous rate structure on a prospective basis.
On May 27, 2015, we received a notice of termination from Ameren Missouri, advising that, effective June 1, 2020, Ameren Missouri is terminating the power supply contract. We believe that, even if the contract terminates in 2020, Ameren Missouri maintains a legal obligation to supply electricity to the New Madrid smelter, at rates approved by the MoPSC, under a Certificate of Convenience and Necessity issued by the MoPSC in 2005 (the “Certificate”). The Certificate expanded Ameren Missouri’s service area to encompass the New Madrid smelter. Ameren Missouri may not remove the New Madrid smelter from its service area without the express approval of the MoPSC.
As a result of workforce reductions at the New Madrid smelter, we no longer have the requisite number of full-time equivalent personnel mandated by the MoPSC’s April 29 2015 order. On February 3, 2016, the staff of the MoPSC filed a petition asking the MoPSC to determine whether we have materially failed to comply with the workforce level condition. We responded by noting that we were compelled to initiate the workforce reductions by forces beyond our control, thereby triggering the force majeure exception to the condition. On March 2, 2016, the MoPSC found that, through application of the force majeure exception, we have not materially failed to comply

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the workforce condition and ordered that the petition of staff of the MoPSC be dismissed. However, even the reduced electricity rate structure for our New Madrid smelter presents a challenge to our ability to restart the smelter. Therefore, we believe that our ability to restart the New Madrid smelter will be dependent upon, among other things, our ability to obtain a more favorable electricity rate than is provided by rate structure currently in effect.
We have negotiated an agreement with Ameren Missouri that would provide for a meaningful decrease in our electricity rate, but the agreement is subject to the enactment of proposed emergency legislation in Missouri that would, in effect, provide guidelines for rates under an executed contract between an aluminum smelting facility and an electrical corporation; our agreement with Ameren Missouri would be consistent with the proposed guidelines. While we and Ameren Missouri have both expressed support for the proposed legislation, we are unable to predict if the proposed legislation will ever be enacted and, if it is so enacted, when it would be effective. If such proposed legislation is not adopted, our ability to resume operations at New Madrid would be materially and adversely affected.
Operating Leases
We operate certain office, manufacturing and warehouse facilities under operating leases. In most cases, we expect leases to be renewed or replaced with other leases when they expire.
Rental expense for all operating leases except those with terms of one month or less that were not renewed totaled $4.2 million, $3.8 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2015 follows (in millions):

Year ended December 31,	$
2016	2.2
2017	1.7
2018	0.3
2019	0.1
2020	—
Thereafter	—

11.    LONG-TERM DEBT AND LEASE FINANCING
The carrying values of our outstanding debt were as follows (in millions):

	December 31, 2015		December 31, 2014
	Carrying value	Interest rate	Carrying value	Interest rate
	$	%	$	%
AcquisitionCo Notes, net (1)	173.6	11.00%	173.3	11.00%
Term B Loan, net	466.3	5.75%	470.7	5.75%
Project specific financing	16.9	9.00%	22.5	9.00%
Mid-Stream Loan	7.2	8.00%	1.0	8.00%
Rod mill lease financing	13.4	8.50%	—	—
Capital lease financing	0.4	5.79%	0.5	5.79%
Revolving credit facility(2)	64.5	4.25% - 5.75%	—
Total debt, net	742.3		668.0
Less: current portion	(742.3)		(11.6)
Long-term debt and lease financing, net	—		656.4

(1)
Includes the 11% Senior Notes due 2019 issued by Noranda AcquisitionCo (“AcquisitionCo Notes due 2019”) outstanding at December 31, 2014 and the Senior Floating Rate Notes due 2015 issued by Noranda AcquisitionCo (“AcquisitionCo Notes due 2015”) outstanding at December 31, 2012.”

(2)
At December 31, 2015 the revolving credit facility (referred to below as the “ABL”) carried an interest rate of 4.25% on the first $57.2 million and the remaining balance of $7.3 million carried an interest rate of 5.75%.

On February 8, 2016, the Company and all of its direct and indirect wholly-owned subsidiaries filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Filing”). Based on this subsequent event, we have classified all debt as current at December 31, 2015. See Note 1, “Voluntary Reorganization Under Chapter 11 of Title 11 of the United States Code” for additional details regarding our Chapter 11 filing. Our Chapter 11 filings

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

constituted an event of default under each of our credit agreements and therefore our indebtedness under the credit agreements became immediately due and payable.
As of December 31, 2015 and December 31, 2014, the amount outstanding under our Term B Loan was recorded in our consolidated balance sheets net of $1.8 million and $2.4 million, respectively, of unamortized discount. We estimated that the Term B Loan had a fair value of approximately $229.9 million and $470.7 million, respectively, at December 31, 2015 and December 31, 2014.
Including required repayments of the incremental Term B Loan borrowings, we were, prior to the Bankruptcy Filing, required to repay $1.2 million of the total Term B Loan quarterly.
The carrying value of the AcquisitionCo Notes due 2019 was recorded net of unamortized underwriting discount of $1.4 million and $1.7 million at December 31, 2015 and December 31, 2014, respectively. We estimated that the AcquisitionCo Notes due 2019 had a fair value of approximately $23.6 million and $171.6 million, respectively at December 31, 2015 and December 31, 2014.
In December 2012, we entered into a project specific financing arrangement which enabled us to borrow a maximum of $20.0 million to fund capital improvements related to port expansion and railing improvements designed to increase shipping capacity and improve the cost structure at our St. Ann bauxite mining operation. The outstanding balance as of December 31, 2013 was $11.0 million. During the first quarter of 2014, we borrowed $6.5 million under this project specific financing arrangement. On December 16, 2014, we amended our credit agreement to increase the borrowing capacity under the financing arrangement from $20.0 million to $22.5 million. During December 2014, we borrowed the remaining $5.0 million available under the financing arrangement, resulting in an outstanding balance as of December 31, 2015 of $16.9 million. Under the financing arrangement, we were, prior to the Bankruptcy Filing, required to repay $5.6 million annually beginning January 2015 through December 2018. We estimated that the project specific financing had a fair value of approximately $2.4 million and $22.3 million, respectively, at December 31, 2015 and December 31, 2014.
In the third quarter of 2014, we entered into a third party financing arrangement (the “Mid-Stream Loan”) to construct infrastructure and acquire equipment to increase the size of the bauxite shipment unloading capacity of our Gramercy refinery. The Mid-Stream Loan provided for advance funding during the construction period totaling approximately $12.2 million. The construction was completed during the fourth quarter of 2015. The loan is secured by specified Gramercy facility assets, and therefore, the fair value of the Mid-Stream Loan approximates the carrying value. In connection with the Mid-Stream Loan, we also have the ability to provide letters of credit aggregating $6.6 million.
During the second quarter of 2015, we entered into a lease agreement for $14.8 million with a third party to finance certain equipment at the new rod mill in New Madrid. The lease is for a 60 month period with monthly payments of $0.3 million. The lease has an early buyout option at 48 months fixed at $4.6 million while the end of term lease buyout is not fixed. The lease is secured by the specified rod mill assets, and therefore, the fair value of the rod mill lease financing approximates the carrying value.
Original maturities assuming no acceleration or springing maturity as of December 31, 2015 are as follows:

$
2016	84.5
2017	13.1
2018	13.4
2019	634.5
2020	—
Total debt	745.5
2013 Refinancings
On March 8, 2013, Noranda AcquisitionCo completed a private offering of $175.0 million aggregate principal amount of 11.00% Senior Notes due 2019 (referred to as the “AcquisitionCo Notes due 2019”). Additionally, Noranda AcquisitionCo entered into an incremental term loan facility in the amount of $110.0 million under our existing term loan credit agreement (the “$110.0 million incremental Term B Loan”). We used the net proceeds from the offering of the AcquisitionCo Notes due 2019 and the $110.0 million incremental Term B Loan to redeem the remaining $275.3 million outstanding AcquisitionCo Notes due 2015. We refer to these transactions, collectively, as the “2013 Refinancing.”
The $110.0 million incremental Term B Loan agreement permitted Noranda AcquisitionCo to incur further incremental borrowings under the existing Term B Loan in an aggregate principal amount not to exceed the greater of (1) $50.0 million and (2) an amount such that, after giving effect to such incremental borrowing, we would be in pro forma compliance with a maximum total net senior secured leverage ratio of 2.25 to 1.00. On May 29, 2013, we borrowed an additional $50.0 million, which we refer to as the “$50.0 million incremental Term B Loan.” Borrowings under the $50.0 million incremental Term B Loan were used for general corporate purposes. Prior to the Bankruptcy Filing, the $110.0 million incremental Term B Loan and the $50.0 million incremental Term B Loan were due and payable on February 28, 2019 and had the same terms as borrowings under the existing Term B Loan. The Bankruptcy Filing constituted an event of default under the incremental Term B Loans and, therefore, our indebtedness under the incremental Term B Loans

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

became immediately due and payable. However, our payment obligations have automatically been stayed under pending an order of the Bankruptcy Court.
On May 15, 2013, we entered into an incremental asset-based revolving credit facility, consisting of $15.0 million in additional commitments on a “first-in, last-out” basis, under our existing asset-based revolving credit facility. We refer to this incremental asset-based loan as the “incremental ABL.” Loans under the incremental ABL were to be used for general corporate purposes, bear interest at a rate equal to the rate applicable to loans under our existing asset-based revolving credit facility plus 1.5% per annum and were to mature in February 2017 and, except as set forth herein, will be subject to the same terms and conditions as loans under the existing asset-based loan credit agreement.
We recorded debt refinancing expense of $2.5 million related to the 2013 Refinancing, representing the write-off of deferred financing fees and third party fees related to the AcquisitionCo Notes due 2015.
Senior Secured Credit Facilities
Set forth below is a description of the terms of our senior secured credit facilities, as in effect prior to the Bankruptcy Filing. The Bankruptcy Filing constituted an event of default under the senior secured credit facilities and, therefore, our indebtedness under the senior secured credit facilities became immediately due and payable. However, our payment obligations have automatically been stayed pending an order of the Bankruptcy Court.
Term B Loan
The Term B Loan consists of an initial borrowing of $325.0 million. The credit agreement governing the Term B Loan also permitted Noranda AcquisitionCo to incur incremental borrowings thereunder in an aggregate principal amount equal to the greater of (1) $100.0 million and (2) an amount such that, after giving effect to such incremental borrowing, Noranda AcquisitionCo will have a total net senior secured leverage ratio, as defined in the Term B Loan agreement of not greater than 2.25 to 1.00. Incremental borrowings are uncommitted and the availability thereof will depend on market conditions at the time Noranda AcquisitionCo seeks to incur such borrowings. As described under “2013 Refinancings”, Noranda AcquisitionCo entered into an incremental term loan facility in March 2013.
Obligations of Noranda AcquisitionCo under the Term B Loan are senior obligations guaranteed by the Company and substantially all of Noranda AcquisitionCo’s wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently NHB Capital LLC (“NHB”), in which we have a 100% ownership interest, is our only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, and the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are second priority (subordinate to the liens in favor of the ABL) with respect to accounts receivable, inventory and certain related assets and first priority with respect to all other pledged assets.
Prior to the Bankruptcy Filing, all outstanding principal and interest under the Term B Loan was to be due and payable on February 28, 2019. The Term B Loan requires Noranda AcquisitionCo to repay borrowings outstanding thereunder in the amount of 1.00% per annum, payable in quarterly installments, with the balance due on the maturity date.
Noranda AcquisitionCo was permitted to prepay amounts outstanding under the Term B Loan at any time. Subject to certain exceptions, the terms of credit agreement relating to the Term B Loan requires Noranda AcquisitionCo to prepay certain amounts outstanding thereunder with (a) the net cash proceeds of certain asset sales and certain issuances of debt and (b) a percentage of annual excess cash flow, which percentage is based upon Noranda AcquisitionCo’s total net senior secured leverage ratio, as defined in the Term B Loan agreement. During 2015, 2014 and 2013, no mandatory prepayments were due pursuant to the cash flow sweep provisions of the credit agreement, nor, given our 2015 financial results, will any mandatory prepayments be due pursuant to the cash flow sweep provisions of the credit agreement during 2016.
Borrowings under the Term B Loan bore interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo’s option, either (a) a base rate calculated in a customary manner (provided such base rate could not be less than 2.25%) or (b) an adjusted eurodollar rate calculated in a customary manner (provided that such adjusted eurodollar rate could not be less than 1.25%). The applicable margin is 3.50% per annum with respect to base rate borrowings and 4.50% per annum with respect to eurodollar rate borrowings.
The credit agreement relating to the Term B Loan agreement contains certain customary affirmative and negative covenants, restrictions and events of default.
ABL
Subject to certain exceptions, maximum availability under the ABL was equal to the lesser of (1) $250.0 million and (2) a borrowing base equal to (i) 85% of the net amount of eligible accounts receivable plus (ii) the lesser of (a) 80% of the lesser of the original cost or market value of eligible inventory and (b) 90% of the orderly liquidation value of eligible inventory minus (iii) any applicable reserves. The borrowers could request the issuance of letters of credit up to an aggregate face amount of $75.0 million, and the borrowing of

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swingline loans, up to an aggregate amount equal to 10% of the outstanding commitments under the ABL. The ABL also permitted Noranda AcquisitionCo to request incremental commitments thereunder in an aggregate principal amount of up to $100.0 million.
Obligations of the borrowers under the ABL are senior obligations guaranteed by the Company, each borrower and substantially all of Noranda AcquisitionCo’s wholly owned existing and future direct and indirect U.S. subsidiaries, with certain exceptions. Currently, NHB is the only domestic subsidiary that has not guaranteed these obligations. Noranda AcquisitionCo and the subsidiary guarantors have pledged substantially all of their assets as security for such obligations, and the Company has pledged its shares of capital stock of Noranda AcquisitionCo. These security interests are first priority with respect to accounts receivable, inventory and certain related assets and second priority (subordinate to the liens in favor of the Term B Loan) with respect to all other pledged assets.
Prior to the Bankruptcy Filing, all outstanding principal and interest under the ABL were to be due and payable on February 28, 2017. Noranda AcquisitionCo could prepay amounts, and/or terminate commitments, outstanding under the ABL at any time without penalty or premium.
Borrowings under the ABL bore interest at a rate equal to an applicable margin plus, at Noranda AcquisitionCo’s option, either (a) a base rate calculated in a customary manner or (b) an adjusted eurodollar rate calculated in a customary manner. The applicable margin was determined based on Noranda AcquisitionCo’s average quarterly excess availability under the ABL. The applicable margin ranged from 0.50% to 1.00% per annum with respect to base rate borrowings and from 1.5% to 2.00% per annum with respect to eurodollar rate borrowings. Noranda AcquisitionCo was also required to pay a quarterly commitment fee equal to 0.375% per annum of the average amount of unused commitments during the applicable quarter, as well as quarterly letter of credit fees equal to the product of (a) the applicable margin with respect to eurodollar borrowings and (b) the average amount available to be drawn under outstanding letters of credit during such quarter.
The credit agreement relating to the ABL agreement contains certain customary affirmative and negative covenants, restrictions and events of default. With the Company’s Chapter 11 filings on February 8, 2016 and subsequent Debtor-in-Possession Financing (see Note 1, “Voluntary Reorganization Under Chapter 11 of Title 11 of the United States Code” ), these covenants are no longer applicable since financing under the previous ABL facility became frozen.
The ABL had an outstanding balance of $64.5 million at December 31, 2015 and had a zero balance at December 31, 2014. Outstanding letters of credit on the ABL were $44.9 million and $39.8 million, respectively, at December 31, 2015 and December 31, 2014. As of December 31, 2015 and December 31, 2014, available borrowing capacity was $4.9 million and $137.8 million, respectively.
AcquisitionCo Notes due 2019
On March 8, 2013, we completed a private offering of $175.0 million of 11.00% AcquisitionCo Notes due June 1, 2019 (the “AcquisitionCo Notes due 2019”). The AcquisitionCo Notes due 2019 are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by Noranda HoldCo and the domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. The indenture governing the AcquisitionCo Notes due 2019 contains certain customary affirmative and negative covenants, restrictions and events of default. In January 2014 the Company registered AcquisitionCo Notes due 2019 under the Securities Act of 1933, as amended (the “Securities Act”), and exchanged the registered notes for then outstanding AcquisitionCo Notes due 2019. The registered notes are identical to the originally issued notes, except that the registered notes generally are not subject to transfer restrictions under the Securities Act.
The Bankruptcy Filing constituted an event of default under the AcquisitionCo Notes due 2019 and, therefore, our indebtedness under the Notes became immediately due and payable. However, our payment obligations have automatically been stayed pending an order of the Bankruptcy Court.
Certain covenants
Certain covenants contained in our debt agreements governing our Senior Secured Credit Facilities and the indenture governing the AcquisitionCo Notes due 2019 restrict our ability to take certain actions if we are unable to meet certain ratios of Adjusted EBITDA to fixed charges and Net Debt, Senior Secured Net Debt and Senior First Lien Secured Net Debt to Adjusted EBITDA. These actions include incurring additional secured or unsecured debt, expanding borrowings under existing term loan facilities, paying dividends, engaging in mergers, acquisitions and certain other investments, and retaining proceeds from asset sales. In addition to the restrictive covenants described above, upon the occurrence of certain events, such as a change of control, our debt agreements could require that we repay or refinance our indebtedness.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    ASSET RETIREMENT AND OTHER OBLIGATIONS
Reclamation Obligations
St. Ann has an obligation to rehabilitate land disturbed by St. Ann’s bauxite mining operations. See Note 2, “Accounting Policies” for further information. The reclamation obligations were $2.4 million and $1.5 million at December 31, 2015 and 2014, respectively. These amounts are included in accrued liabilities in the accompanying consolidated balance sheets.
A summary of our reclamation obligations activity at St. Ann follows (in millions):

	Year ended December 31,
	2015	2014
	$	$
Balance, beginning of period	1.5	1.4
Additional liabilities incurred	2.8	2.8
Liabilities settled	(1.9)	(2.7)
Balance, end of period	2.4	1.5
Land Obligations
In cases where land to be mined is privately owned, St. Ann agrees to purchase the residents’ property, including land, crops, homes and other improvements in exchange for consideration paid in the form of cash, a commitment to relocate the residents to another area, or a combination of these two options (“St. Ann Land Obligations”). See Note 2, “Accounting Policies” for further information. The current portion of the St. Ann Land Obligations was $3.6 million as of December 31, 2015 and $3.7 million as of December 31, 2014 and is included in accrued liabilities in the accompanying consolidated balance sheets. The long-term portion of the St. Ann Land Obligations was $6.8 million at December 31, 2015 and December 31, 2014 and is included in other long-term liabilities in the accompanying consolidated balance sheets.
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
A summary of our St. Ann Land Obligations activity follows (in millions):

	Year ended December 31,
	2015	2014
	$	$
Balance, beginning of period	10.5	10.5
Additional liabilities incurred	0.8	0.6
Liabilities settled	—	(0.3)
Revisions to the obligation	(0.9)	(0.3)
Balance, end of period	10.4	10.5
Asset Retirement Obligations
Our asset retirement obligations (“ARO”) consist of costs related to the disposal of certain spent pot liners associated with the New Madrid smelter, as well as costs associated with the future closure and post-closure care of red mud lakes at the Gramercy facility, where Gramercy disposes of wastes from its refining process.
The current portion of the liability of $2.3 million at December 31, 2015 and December 31, 2014 related to the disposal of spent pot-liners at New Madrid and was recorded in accrued liabilities in the accompanying consolidated balance sheets. The remaining non-current portion of $11.7 million and $13.7 million at December 31, 2015 and 2014, respectively, was included in other long-term liabilities in the accompanying consolidated balance sheets.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our asset retirement obligations activity follows (in millions):

	Year ended December 31,
	2015	2014
	$	$
Balance, beginning of period	16.0	16.5
Additional liabilities incurred	2.0	1.1
Liabilities settled	(3.1)	(2.7)
Revisions in estimated cash flows	(2.2)	—
Accretion	1.3	1.1
Balance, end of period	14.0	16.0
Based on the requirement to adjust the liability for changes in estimated timing or amounts of cash flows, we utilized the input of an independent advisor to update the estimates of costs and cash flows associated with our Gramercy facility as of December 31, 2015. This evaluation considered changes in facts and circumstances, including changes in the market and underlying assumptions used in the valuation and changes to the estimated settlement dates. As a result of this analysis we reduced the ARO and the corresponding asset as of December 31, 2015.
At December 31, 2014 we had $10.5 million of restricted cash in an escrow account as security for the payment of red mud lake closure obligations that will arise under state environmental laws if we were to cease operations at the Gramercy facility. This amount is included in other assets in the accompanying consolidated balance sheets. During the fourth quarter of 2015, the restricted cash balance was converted into a letter of credit. The letter of credit which held a balance of $10.9 million at December 31, 2015 is included in the $44.9 million outstanding letters of credit on the ABL at December 31, 2015.
The ongoing operations at the Gramercy facility generate hazardous materials that are disposed of according to long-standing environmental permits. Our asset retirement obligations include costs associated with the future closure and post-closure care of red mud lakes at the Gramercy facility, where Gramercy disposes of wastes from its refining process. We have not recorded an asset retirement obligation for removing such material that may remain at the time of closure of the Gramercy facility as we do not currently believe there is a reasonable basis for estimating the liability. Our ability to form a reasonable estimate is impeded as we cannot predict the amount of hazardous materials that will be remaining at the time of such a closure, due to the fact that we are continuously removing and disposing of these materials as they are generated.
Environmental Remediation Obligations
In addition to our asset retirement obligations, we have identified certain environmental conditions requiring remedial action or ongoing monitoring at the Gramercy refinery. As of December 31, 2015 and 2014, our consolidated balance sheets included undiscounted liabilities of $0.2 million and $1.7 million, respectively, and $3.0 million and $1.1 million in other long-term liabilities, respectively, for remediation of Gramercy’s known environmental conditions. Monitoring costs are expensed as incurred. No other responsible parties are involved in any ongoing environmental remediation activities.

13.    PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor defined benefit pension plans for hourly and salaried employees. Benefits under our sponsored defined benefit plans are based on years of service and/or eligible compensation prior to retirement. We also sponsor OPEB plans for certain employees. These benefits include life and health insurance. In addition, we provide supplemental executive retirement benefits for certain executive officers. Disclosures for the defined benefit pension plans and other post-retirement benefit plans sponsored by NBL (the “St. Ann Plans,” collectively) are shown separately from the disclosures related to the plans at our other subsidiaries (the “Noranda Plans,” collectively) because the assumptions related to the St. Ann Plans are significantly different than those of the Noranda Plans.
We used an annual measurement date of December 31 to determine the pension and OPEB liabilities for the Noranda Plans and St. Ann Plans.
Noranda Plans
In fourth quarter 2015, we completed a workforce reduction (see Note 14, “Restructuring”). As a result, we offered special voluntary termination benefits to employees that (1) met certain criteria for early retirement and (2) accepted the benefit by the required deadline. For the year ended December 31, 2015, we recognized a termination benefit loss of $0.5 million within net periodic benefit cost.
Historically our pension funding policy was to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). OPEB benefits are funded as retirees submit claims.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2014, select Noranda Pension Plans were amended to permit lump-sum distributions pursuant to participant elections made through November 15, 2014. The amendment resulted in additional benefits paid in the fourth quarter of 2014. All payments associated with the amendment were completed in 2014.
Net loss (gain) in excess of 10% of the greater of pension benefit obligation or the market-related value of assets is amortized on a straight-line basis over the average expected remaining service of active participants expected to benefit under the plan.
Noranda Pension Plan assets
Weighted-average asset allocations as of December 31, 2015 and 2014 and the target asset allocations for 2015 were as follows:

	2015	2014	Target 2016
	%	%	%
Fixed income securities	35	34	35
Equity securities	65	66	65
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in benefit obligation and change in plan assets for the Noranda pension plans were as follows (in millions):

	Year ended December 31,
	2015	2014
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	503.3	422.8
Service cost	16.8	13.2
Interest cost	20.0	20.1
Actuarial (gain) loss	(41.4)	75.7
Benefits paid	(19.6)	(28.4)
Plan Amendments	0.1	(0.1)
Special termination benefits	0.5	—
Benefit obligation, end of period	479.7	503.3

Change in plan assets:
Fair value of plan assets, beginning of period	326.8	323.4
Actual return on plan assets	(12.0)	16.5
Employer contributions	16.5	15.3
Benefits paid	(19.6)	(28.4)
Fair value of plan assets, end of period	311.7	326.8

Funded status	(168.0)	(176.5)

Weighted-average assumptions:
Discount rate	4.3%	4.0%
Rate of compensation increase	4.0%	4.0%
The change in benefit obligation and change in plan assets for the Noranda OPEB plans were as follows (in millions):

	Year ended December 31,
	2015	2014
	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	12.3	11.5
Service cost	0.4	0.4
Interest cost	0.5	0.5
Actuarial (gain) loss	(0.8)	0.4
Benefits paid	(0.4)	(0.5)
Benefit obligation, end of period	12.0	12.3

Change in plan assets:
Fair value of plan assets, beginning of period	0.1	0.1
Employer contributions	0.4	0.5
Benefits paid	(0.4)	(0.5)
Fair value of plan assets, end of period	0.1	0.1

Funded status	(11.9)	(12.2)

Weighted-average assumptions:
Discount rate	4.3%	4.0%
Rate of compensation increase	4.0%	4.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net liability for the Noranda plans was recorded in the consolidated balance sheets as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31		December 31
	2015	2014	2015	2014
	$	$	$	$
Current liability	(0.1)	(0.3)	(0.4)	(0.5)
Long-term liability	(167.9)	(176.2)	(11.5)	(11.7)
Total	(168.0)	(176.5)	(11.9)	(12.2)
In 2016, we expect to reclassify losses of approximately $11.4 million and $0.1 million from AOCI related to the Noranda pension and OPEB plans, respectively, into net income through net periodic cost. Amounts related to the Noranda plans in AOCI were as follows (in millions):

	Noranda Pension		Noranda OPEB
	December 31		December 31
	2015	2014	2015	2014
	$	$	$	$
Net actuarial loss	140.9	159.3	0.2	1.0
Prior service cost	6.8	7.8	0.2	0.3
Accumulated other comprehensive loss	147.7	167.1	0.4	1.3
The Noranda OPEB benefit obligation included estimated health insurance benefits of $1.1 million, $1.1 million and $1.0 million at December 31, 2015, 2014 and 2013, respectively. The healthcare cost trend rates used in developing the periodic cost and the projected benefit obligation are 7.5% grading to 5% over ten years.
Net periodic benefit costs related to the Noranda Pension Plans included the following (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Service cost	16.8	13.2	15.4
Interest cost	20.0	20.1	17.9
Expected return on plan assets	(22.8)	(22.8)	(20.1)
Recognized actuarial loss	11.9	3.9	12.8
Amortization of prior service cost	1.1	1.1	1.1
Curtailment loss	0.1	0.1	—
Settlement and termination benefits loss	0.5	—	0.7
Net periodic cost	27.6	15.6	27.8

Weighted-average assumptions:
Discount rate	4.0%	4.8%	3.9%
Expected rate of return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	4.0%	4.0%	4.0%

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit costs related to the Noranda OPEB plans included the following (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Service cost	0.4	0.4	0.4
Interest cost	0.5	0.5	0.5
Recognized actuarial (gain) loss	—	—	0.1
Amortization of prior service cost (benefit)	0.1	0.1	0.1
Net periodic cost	1.0	1.0	1.1

Weighted-average assumptions:
Discount rate	4.3%	4.9%	3.9%
Rate of compensation increase	4.0%	4.0%	4.3%
The effects of a one percentage point change in the assumed health care cost trend rate on our Noranda OPEB plans’ post-retirement benefit obligation were as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.9	0.9	0.9
Accumulated post-retirement benefit obligation	12.0	12.0	12.0
The projected and accumulated benefit obligations in excess of plan assets for our Noranda pension plans were as follows (in millions):

	December 31
	2015	2014
	$	$
Projected benefit obligation	(479.7)	(503.3)
Accumulated benefit obligation	(461.7)	(484.2)
Fair value of plan assets	311.7	326.8
St. Ann Plans
NBL operates a defined benefit pension plan and an OPEB plan. Our post-retirement benefits include life and health insurance and are funded as retirees submit claims.
St. Ann Pension Plan assets
The St. Ann Pension Plan is funded by employee and employer contributions. Employer contributions are made at a rate periodically determined by management, which is based, in part, on employee contributions. Historically our pension funding policy was to contribute annually an amount based on actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the funding requirements of the plan.
Our St. Ann Pension Plan’s weighted-average asset allocations at December 31, 2015 and 2014 and the target allocations for 2015 by asset category were as follows:

	2015	2014	Target 2016
	%	%	%
Global equity securities	33	23	35
Real estate	14	10	10
Fixed income securities	39	55	45
Other	14	12	10
We seek a balanced return on plan assets through a diversified investment strategy. In developing the long-term rate of return assumption for plan assets, we evaluate the plan’s historical cumulative actual returns over several periods, as well as long-term inflation assumptions. We anticipate that the plan’s investments will continue to generate long-term returns of at least 7.0% per annum.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in benefit obligation and change in plan assets for the St. Ann Plans were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	Year ended December 31,		Year ended December 31,
	2015	2014	2015	2014
	$	$	$	$
Change in benefit obligation:
Benefit obligation, beginning of period	21.3	20.8	7.5	5.9
Service cost	0.7	0.6	0.3	0.2
Interest cost	1.6	1.5	0.6	0.4
Contributions by plan participants	1.0	0.8	—	—
Actuarial loss	2.8	0.5	0.9	1.8
Foreign currency changes	(1.2)	(1.1)	(0.4)	(0.3)
Benefits paid	(0.8)	(1.8)	(0.3)	(0.5)
Benefit obligation, end of period	25.4	21.3	8.6	7.5

Change in plan assets:
Fair value of plan assets, beginning of period	27.8	26.7	—	—
Employer contributions	0.6	0.4	0.3	0.3
Contributions by plan participants	1.0	0.8	—	—
Actual return on plan assets	7.1	3.1	—	—
Benefits paid	(0.8)	(1.1)	(0.3)	(0.3)
Foreign currency changes	(1.4)	(2.1)	—	—
Fair value of plan assets, end of period	34.3	27.8	—	—

Funded status	8.9	6.5	(8.6)	(7.5)

Weighted-average assumptions:
Discount rate	7.5%	8.0%	7.5%	8.0%
Rate of compensation increase	5.0%	5.5%	5.0%	5.5%
The net asset (liability) for the St. Ann Plans was recorded in the consolidated balance sheets as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31		December 31
	2015	2014	2015	2014
	$	$	$	$
Long-term asset	8.9	6.5	—	—
Long-term liability	—	—	(8.6)	(7.5)
Total	8.9	6.5	(8.6)	(7.5)
Net accumulated actuarial (gains) losses related to the St. Ann Pension and OPEB plans in AOCI were as follows (in millions):

	St. Ann Pension		St. Ann OPEB
	December 31		December 31
	2015	2014	2015	2014
	$	$	$	$
Accumulated other comprehensive (gain) loss	3.3	5.4	(0.3)	(0.8)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit costs related to the St. Ann Pension Plans included the following (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Service cost	0.7	0.6	0.5
Interest cost	1.6	1.5	1.7
Expected return on plan assets	(2.1)	(1.8)	(2.3)
Recognized actuarial loss	0.2	0.2	—
Net periodic cost	0.4	0.5	(0.1)

Weighted-average assumptions:
Discount rate	8.0%	7.5%	9.0%
Expected rate of return on plan assets	7.5%	7.0%	8.0%
Rate of compensation increase	5.5%	5.0%	6.0%
Net periodic benefit costs related to the St. Ann OPEB Plan included the following (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Service cost	0.3	0.3	0.2
Interest cost	0.6	0.6	0.5
Amortization of prior service cost (benefit)	—	—	(0.1)
Net periodic cost	0.9	0.9	0.6

Weighted-average assumptions:
Discount rate	8.0%	7.5%	9.0%
Rate of compensation increase	5.5%	5.0%	6.0%
The effect of a one-percentage-point change in the assumed health care cost trend rate on our St. Ann OPEB plan’s benefit obligation was as follows (in millions):

	1% decrease in rates	Assumed rates	1% increase in rates
	$	$	$
Aggregated service and interest cost	0.8	0.9	1.1
Projected post-retirement benefit obligation	(7.2)	(7.6)	(9.9)
As of December 31, 2015 and 2014, St. Ann Pension Plan assets exceeded the projected benefit obligation and the accumulated benefit obligation.
Expected Employer Contributions
On February 8, 2016, Noranda HoldCo and its wholly-owned subsidiaries filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Prior to the Bankruptcy Filing we expected contributions to the Noranda Pension Plans and the St. Ann Pension Plans to approximate $17.1 million and $0.5 million, respectively, in 2016. We also had the option to elect to make additional contributions to the plans. Based on this subsequent event, we are unsure what portion, if any, of these contributions will be approved by the Bankruptcy Court. See Note 1, “Voluntary Reorganization Under Chapter 11 of Title 11 of the United States Code” for additional details regarding our Chapter 11 filing.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Future Benefit Payments
The following table provides our estimated future benefit payments for the pension and OPEB plans at December 31, 2015 (in millions): Our ability to make future benefit payments will be subject to the approval by the Bankruptcy Court.

	Noranda Plans		St. Ann Plans
	Pension benefits	OPEB benefits	Pension benefits	OPEB benefits
Year ended December 31,	$	$	$	$
2015	21.2	0.1	0.8	0.3
2016	22.3	0.1	0.9	0.4
2017	23.4	0.1	1.1	0.4
2018	24.5	0.2	1.2	0.5
2019	25.5	0.2	1.3	0.5
Thereafter	140.6	1.4	10.6	3.4
Total	257.5	2.1	15.9	5.5
Defined Contribution Plans
We also have defined contribution retirement plans that cover our eligible employees. The purpose of these defined contribution plans is generally to provide additional financial security during retirement by providing employees with an incentive to make regular savings. Our contributions to these plans are based on employee contributions and were as follows (in millions):

Year ended December 31,	$
2015	4.1
2014	4.2
2013	4.1

14.	RESTRUCTURING
During the third quarter of 2014, we instituted workforce reductions in our New Madrid location that resulted in 12 employees accepting early retirement incentive packages in the fourth quarter of 2014. Also in the fourth quarter of 2014, we announced a workforce reduction in our Newport location that resulted in the termination of 29 hourly and 2 salaried employees. These actions resulted in $0.8 million of pre-tax charges for one-time termination benefits, reflected in the consolidated statements of operations as a component of selling, general and administrative expenses for the year ended December 31, 2014. We completed substantially all activities associated with these workforce reductions as of December 31, 2014.
During the fourth quarter of 2015, we began a workforce reduction in our Downstream Business at its Newport, Arkansas mill that resulted in the termination of 29 hourly and 3 salaried employees. These 2015 actions resulted in $1.0 million of pre-tax charges for one-time termination benefits reflected in the consolidated statements of operations as a component of selling, general and administrative expenses for the year ended December 31, 2015. We completed substantially all activities associated with these workforce reductions as of December 31, 2015.

Unpaid restructuring costs are recorded in accrued liabilities on our consolidated balance sheets.
The following table summarizes our restructuring activities by segment (in millions):

	Total restructuring liability
	Year ended December 31,
	2015	2014
	$	$
Balance, beginning of period	0.8	5.3
Expense:
Primary	—	0.5
Flat-Rolled	1.0	0.5
Adjustments:
Alumina	—	(0.1)
Primary	(0.3)	(0.3)
Flat-Rolled	(0.5)	(0.6)
Benefits Paid	—	(4.5)
Balance, end of period	1.0	0.8

15.    DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments to mitigate the risks associated with fluctuations in aluminum prices, natural gas prices and interest rates. All derivatives are held for purposes other than trading.
We enter into forward contracts with our customers to sell aluminum in the future at fixed prices in the normal course of business. We do not elect normal sale accounting on certain customer contracts and instead record those contracts as derivatives (“fixed price aluminum customer contracts”). Because these fixed price aluminum customer contracts expose us to aluminum and Midwest premium (“MWP”) market price fluctuations, we economically hedge these risks by entering into variable price aluminum swap contracts (“variable price aluminum offset swaps”) and variable price MWP contracts with various brokers, typically for terms of one year or less.
As of December 31, 2015, our outstanding fixed price aluminum customer contracts were as follows:

	Average price per pound	Pounds
Year	$	(in millions)
2016	0.89	23.2
As of December 31, 2015, our outstanding variable price aluminum offset swaps were as follows:

	Average price per pound	Pounds hedged
Year	$	(in millions)
2016	0.80	24.5
As of December 31, 2015, our outstanding variable price MWP contracts were as follows:

	Average price per pound	Pounds hedged
Year	$	(in millions)
2016	0.09	28.7

	December 31
	2015	2014
	$	$
Fixed-price aluminum customer contracts	3.7	2.4
Variable-price aluminum offset swaps	(3.4)	(4.3)
Variable-price MWP contracts	—	3.3
Total	0.3	1.4

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of December 31, 2015
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	3.7	3.7
Total current derivative assets	—	—	—	3.7	3.7

	As of December 31, 2015
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(3.1)	—	(3.1)	—	(3.1)
Master netting arrangement with counterparty four	(0.3)	—	(0.3)	—	(0.3)
Total current derivative liabilities	(3.4)	—	(3.4)	—	(3.4)

	As of December 31, 2014
Counterparty	Gross derivative assets offset	Amount offset	Net derivative assets offset	Derivative assets not offset	Derivative assets, net
	$	$	$	$	$
Various counterparties not subject to a master netting arrangement	—	—	—	6.3	6.3
Total current derivative assets	—	—	—	6.3	6.3

Master netting arrangement with counterparty one	—	—	—	0.2	0.2
Total long-term derivative assets	—	—	—	0.2	0.2

	As of December 31, 2014
Counterparty	Gross derivative liabilities offset	Amount offset	Net derivative liabilities offset	Derivative liabilities not offset	Derivative liabilities, net
	$	$	$	$	$
Master netting arrangement with counterparty one	(2.2)	—	(2.2)	—	(2.2)
Master netting arrangement with counterparty two	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty three	(0.1)	—	(0.1)	—	(0.1)
Master netting arrangement with counterparty four	(1.9)	—	(1.9)	—	(1.9)
Various counterparties not subject to a master netting arrangement	—	—	—	(0.7)	(0.7)
Total current derivative liabilities	(4.3)	—	(4.3)	(0.7)	(5.0)

Master netting arrangement with counterparty four	—	—	—	(0.1)	(0.1)
Total long-term derivative liabilities	—	—	—	(0.1)	(0.1)
On February 8, 2016, the Company and our subsidiaries filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri. Subsequent to the Bankruptcy Filing, one of our counterparties terminated our contract for variable-price aluminum offset swaps. At the time of our Chapter 11 filing, we owed the counterparty $2.4

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. See Note 1, “Voluntary Reorganization Under Chapter 11 of Title 11 of the United States Code” for additional details regarding our Chapter 11 filing.
As of December 31, 2015 and December 31, 2014, none of our derivative instruments were designated and qualified as fair value or cash flow hedges. We discontinued hedge accounting for all fixed-price aluminum swaps on January 29, 2009. At that date, amounts were frozen in AOCI to be reclassified into earnings in the period the hedged sales occur, or until we determined that the original forecasted sales were no longer probable of occurring.
Derivatives that do not qualify for hedge accounting or have not been designated for hedge accounting treatment are adjusted to fair value through (gain) loss on hedging activities, net in the consolidated statements of operations.
The following table presents how our hedging activities affected our consolidated statements of operations for each period (in millions):

	Derivatives qualified as hedges	Derivatives not qualified as hedges
	Amount reclassified from AOCI	Change in fair value	Total (gain) loss on hedging activities
	$	$	$
Year ended December 31, 2015:
Fixed price aluminum customer contracts	—	(1.4)	(1.4)
Variable price aluminum offset swaps	—	10.0	10.0
Midwest premium contracts	—	7.8	7.8
Total	—	16.4	16.4
Year ended December 31, 2014:
Fixed price aluminum customer contracts	—	0.5	0.5
Variable price aluminum offset swaps	—	3.4	3.4
Midwest premium contracts	—	(8.5)	(8.5)
Total	—	(4.6)	(4.6)
Year ended December 31, 2013:
Fixed price aluminum swaps	(6.4)	—	(6.4)
Fixed price aluminum customer contracts	—	(3.7)	(3.7)
Variable price aluminum offset swaps	—	13.0	13.0
Midwest premium contracts	—	(0.6)	(0.6)
Total	(6.4)	8.7	2.3

16.	STOCKHOLDERS' EQUITY (DEFICIT)
Our authorized capital stock was 55.0 million shares, of which 30.0 million shares ($0.01 par value) was designated as common stock and 25.0 million shares (at $0.01 par value) was designated as preferred stock as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, no preferred stock was outstanding.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Dividends
The following table summarizes the cash dividends paid during 2013, 2014 and 2015.

Declaration date	Per share dividend amount	Date paid	Total cash payment
	$/share		$ in millions
February 20, 2013	0.28	March 27, 2013	2.7
April 24, 2013	0.28	May 29, 2013	2.7
July 24, 2013	0.28	August 28, 2013	2.8
October 30, 2013	0.07	December 5, 2013	0.7
February 19, 2014	0.07	March 26, 2014	0.7
April 22, 2014	0.07	May 28, 2014	0.7
August 11, 2014	0.07	September 17, 2014	0.7
November 3, 2014	0.07	December 8, 2014	0.6
February 18, 2015	0.07	March 25, 2015	0.7
May 6, 2015	0.07	June 10, 2015	0.7
On June 18, 2015, the Board suspended dividend payments.
On August 24, 2015, our stockholders approved a certificate of amendment to our amended and restated certificate of incorporation providing for a 1-for-7 reverse stock split of our common stock and a reduction in the number of authorized shares of our common stock from 200 million to 30 million. The reverse stock split became effective upon filing of the certificate of amendment with the Secretary of State of Delaware on August 25, 2015. The information in this Note relating to our authorized capital stock has been adjusted to give effect to the reduction in the number of authorized shares of our common stock, and the information in this Note relating to our cash dividends per share have been adjusted to give effect to the reverse stock split.

17.	SHARE-BASED PAYMENTS
Noranda Long-Term Incentive Plans
We recorded stock compensation expense as follows (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Stock options	—	—	0.1
Restricted stock and restricted stock unit equity awards	3.1	3.2	4.7
Restricted stock unit liability awards	(0.1)	0.2	—
Total stock compensation expense before income taxes	3.0	3.4	4.8
Income tax benefit	(1.0)	(1.2)	(1.6)
Total stock compensation expense, net of income taxes	2.0	2.2	3.2
In May 2014, our Board of Directors adopted the Noranda 2014 Incentive Award Plan (the “2014 Incentive Award Plan”). The 2014 Incentive Award Plan replaced the Third Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan and the Noranda Aluminum Holding Corporation 2010 Incentive Award Plan (the “Prior Plans”), under which we granted equity awards from 2007 to 2014. No additional equity awards will be granted under the Prior Plans. The 2014 Incentive Award Plan provides for a variety of share-based awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalents, performance share awards, performance-based cash awards and stock payment awards. Stock option terms are set by our Board of Directors, subject to the condition that no stock option term may be longer than ten years from the date of grant. Upon termination of an outstanding option holder’s services with us, the holder may exercise his or her stock options within the period of time specified in the stock option grant document, to the extent that the stock options were vested at the time of termination.
All share, RSU, restricted stock and weighted average exercise price per share underlying stock option information set forth below in this Note 17 reflects the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.
We reserved 714,286 shares of common stock for issuance under our Noranda 2014 Incentive Award Plan. We had 578,395 shares available for issuance under the 2014 Incentive Award Plan as of December 31, 2015. Employees and non-employee directors held 37,230 unvested restricted stock units (“RSUs”) and 148,529 unvested shares of restricted stock at December 31, 2015 under our Noranda 2014

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incentive Award Plan. As of December 2015, the issuance of new equity awards under the Noranda 2014 Incentive Award program was suspended.
Employees and non-employee directors held 104,593 stock options at December 31, 2015 under our Noranda 2007 Long-Term Incentive Plan. Shares of common stock awarded or sold to employees and non-employee directors under the plan, including through the exercise of stock options, totaled 239,769 shares through December 31, 2015.
Our stock option activity and related information follows:

	Employee options and non-employee director stock options			Prior investor director provider stock options
	Common shares	Weighted-average exercise price per underlying share	Intrinsic value (in millions)	Common shares	Weighted-average exercise price per underlying share
		$	$		$
Outstanding, December 31, 2012	186,856	13.23	5.7	20,000	63.00
Exercised	(14,949)	11.20	0.2	—	—
Forfeited	(2,843)	12.67		—	—
Outstanding, December 31, 2013	169,064	11.34	2.0	20,000	63.00
Exercised	(16,794)	11.41	0.3	—	—
Forfeited	(857)	10.92	—	—	—
Expired	(2,857)	63.00	—	—	—
Outstanding, December 31, 2014	148,556	12.74	2.0	20,000	63.00
Exercised	(38,298)	9.51	0.3	—	—
Forfeited	—	—	—	—	—
Expired	(5,665)	8.01	—	(20,000)	63.00
Outstanding, December 31, 2015	104,593	14.19	—	—	—
Fully vested and exercisable, December 31, 2015 (weighted-average remaining contractual term of 2.5 years and 2.5 years, respectively)	104,593	14.19	—	—	—
None of the 5,714 non-employee director stock options or the 98,879 employee stock options were in-the-money at December 31, 2015. Since all stock options carried a negative intrinsic value at December 31, 2015, the intrinsic value shown above is zero. All stock compensation expense related to options has been recognized as of December 31, 2015.
We estimated the grant date fair value of stock options using the Black-Scholes-Merton option pricing model. We did not grant stock options in 2015, 2014 or 2013.
Employees and non-employee directors held 58,965 unvested service-vesting RSU awards, 140,297 shares of service-vesting restricted stock, a target amount of 181,715 performance-vesting restricted shares and RSUs and a target amount of 25,011 shares of market based-vesting restricted stock at December 31, 2015 under our Noranda 2007, 2010 and 2014 Incentive Award Plans. The outstanding award amounts include dividend equivalent units issued to restricted stock and RSU holders in connection with the cash dividend paid to shareholders discussed in Note 16, “Stockholders' Equity (Deficit)”. The number and grant date fair value of the performance-based awards, representing a maximum of 198,862 shares issuable upon vesting, will be based on Company performance for the years 2016 through 2017. A total of 200,458 service-vesting RSUs, 128,204 service-vesting shares of restricted stock and 53,828 performance-vesting restricted shares and RSUs have vested as of December 31, 2015. In 2015 we reacquired 32,132 shares upon vesting as a result of employee elections to use shares in payment of minimum statutory withholding taxes on the shares issued upon vesting.
We have fully recognized stock compensation expense for performance-vesting RSUs awarded in 2011 and 2012.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our employee and non-employee director RSU and restricted stock activity was as follows:

	Service-vesting restricted stock and RSUs		Performance-vesting RSUs with grant date		Performance-vesting restricted stock (with market condition) with grant date		Performance-vesting restricted stock and RSUs without grant date
	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards	Weighted-average grant date fair value	Awards (1)
	#	$	#	$	#	$	#
Non-vested, December 31, 2012 (aggregate intrinsic value of $9.6 million)	106,848	91.27	—	—	—	—	117,238
Granted	71,797	28.56	—	—	26,857	14.91	73,284
Grant date determined during the period	—	—	42,048	36.54	—	—	(42,048)
Dividend equivalent units granted	4,395	24.64	1,512	25.20	724	23.52	4,654
Vested (aggregate intrinsic value of $1.2 million)	(44,479)	87.64	—	—	—	—	(3,659)
Forfeited	(10,545)	60.69	(640)	42.35	—	—	(6,165)
Non-vested, December 31, 2013 (aggregate intrinsic value of $7.9 million)	128,016	58.58	42,920	36.54	27,581	14.90	143,304
Granted	172,866	28.98	—	—	—	—	62,968
Grant date determined during the period	—	—	72,557	28.63	—	—	(72,557)
Dividend equivalent units granted	1,536	28.49	659	28.63	241	28.49	1,049
Vested (aggregate intrinsic value of $4.5 million)	(115,509)	48.51	(27,967)	95.90	—	—	(987)
Forfeited	(19,183)	41.09	(5,159)	82.11	(3,080)	15.12	(8,028)
Cancelled	—	—	(24,059)	90.23	—	—	(8,692)
Non-vested, December 31, 2014 (aggregate intrinsic value of $9.1 million)	167,726	32.26	58,951	28.63	24,742	14.90	117,057
Granted	179,154	16.61	—	—	—	—	73,700
Grant date determined during the period	—	—	57,349	20.86	—	—	(57,349)
Dividend equivalent units granted	2,213	12.39	650	13.69	267	13.08	1,149
Vested (aggregate intrinsic value of $2.2 million)	(139,329)	29.34	(18,621)	74.13	—	—	(2,594)
Forfeited	(10,404)	25.82	(3,090)	50.44	—	—	(4,113)
Cancelled	—	—	(41,259)	80.25	—	—	—
Non-vested, December 31, 2015 (aggregate intrinsic value of $0.1 million)	199,360	19.97	53,980	20.86	25,009	14.90	127,850

(1)
As a result of the restructuring which took place during the fourth quarter of 2013, performance-vesting restricted stock held by terminated employees were vested as of the termination date inclusive of a service factor. The aggregate intrinsic value associated with those vestings was $0.1 million as of December 31, 2013.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2015 our previous principal stockholders, Apollo Management VI, L.P. (“AIFVI”) and Noranda Holdings, L.P. (collectively with AIFVI, the “Apollo Funds”), sold all of their remaining holdings of Company common shares. See Note 20 “Related Party Transactions”. We previously granted to Apollo Management VI, L.P. and Apollo Alternative Assets, L.P., affiliates of the Apollo Funds, each referred to below as an “investor director provider”, cash-settled, service-vesting RSUs (“Apollo RSUs”), which are treated for accounting purposes as liability awards, in lieu of RSUs that would otherwise be granted directors affiliated with Apollo under the director compensation program. The holders of the cash settled RSUs forfeited these awards upon the closing of the sale of our common shares by the Apollo Funds on May 15, 2015.
Our investor director provider RSU activity was as follows:

# RSUs
Non-vested, December 31, 2012	3,621
Granted	2,857
Dividend equivalent units granted	104
Vested	(2,951)
Forfeited	(724)
Non-vested, December 31, 2013	2,907
Granted	8,571
Dividend equivalent units granted	48
Vested	(2,923)
Forfeited	—
Non-vested, December 31, 2014	8,603
Granted	—
Dividend equivalent units granted	34
Vested	—
Shares forfeited	(8,571)
Dividend equivalent units forfeited	(66)
Non-vested, December 31, 2015	0
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
We estimated a forfeiture rate for share-based payment awards based on historical forfeiture rates of similar awards, which was 7% for restricted stock and RSUs granted to employees during 2015. We expect all share-based payment awards granted to executives and directors to vest. Dividend equivalent units vest on the same schedule as the related share-based payment awards. Service-vesting restricted stock and RSUs will generally vest over three years, on each anniversary of the grant date, in the following increments: 25% on the first anniversary, 25% on the second anniversary and 50% on the third anniversary. We recognize stock compensation expense on a straight-line basis over the three year vesting period. A grant date had not been determined as of December 31, 2015 for performance-vesting awards granted in 2015 and 2014 because the performance conditions had not yet been determined.
As of December 31, 2015, unrecognized stock compensation expense related to service-vesting RSUs, restricted stock and market-based restricted stock was $3.3 million. We will recognize this amount over a weighted-average period of 1.5 years. During first quarter 2015, we began recognizing stock compensation expense for performance-vesting RSUs awarded in 2013 because the performance conditions have now been determined. The remaining unrecognized stock compensation expense related to the 2013 performance-vesting restricted stock or RSUs will be recognized during the first half of 2016. We have not yet recognized stock compensation expense for performance-vesting restricted stock or RSUs awarded in 2014 or 2015 because the performance conditions had not been determined as of December 31, 2015.
Total fair value of options that vested for the years ended December 31, 2015, 2014 and 2013 was $0.0 million, $0.1 million and $0.4 million, respectively. Total fair value of vested service-vesting RSUs and restricted stock was $1.9 million and $2.2 million

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, for the year ended December 31, 2015. Total fair value of the performance-vested RSUs and restricted stock associated with the 2013 performance award grants was $1.4 million for the year ended December 31, 2015.
Employee Stock Purchase Plan
On May 10, 2012, our stockholders approved the 2012 Employee Stock Purchase Plan (the “ESPP”), which became effective on July 1, 2012. A total of 71,429 shares of common stock is available for issuance under the ESPP. The ESPP is designed to provide eligible employees an opportunity to purchase shares of our common stock at 95% of the fair market value on the purchase date. As of December 31, 2015 and December 31, 2014, activity under the ESPP was not material. As of December 31, 2015, the ESPP was terminated.

18.    NET INCOME PER COMMON SHARE
Basic and diluted EPS were calculated as follows (in millions, except per share):

	December 31
	2015	2014	2013
Net income (loss)	$(259.6)	$(26.6)	$(47.6)
Weighted-average common shares outstanding:*
Basic	9.95	9.81	9.71
Diluted	9.95	9.81	9.71
Net income (loss) per common share:
Basic	$(26.09)	$(2.71)	$(4.90)
Diluted	$(26.09)	$(2.71)	$(4.90)

*
The Net loss per common share and Weighted-average shares outstanding amount for all periods presented reflect the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

Certain share-based payment awards whose terms and conditions are described in Note 17, “Share-Based Payments” could potentially dilute basic EPS in the future, but were not included in the computation of diluted EPS because to do so would have been antidilutive. Those anti-dilutive share-based payment awards were as follows (in millions):

	December 31
	2015	2014	2013
Options	0.14	1.22	1.07
Service-vesting restricted stock and RSUs and Dividend equivalent units	0.19	1.05	0.82
Performance-vesting restricted stock and RSUs and Dividend equivalent units	0.02	0.20	0.14
Antidilutive securities	0.35	2.47	2.03

19.    INCOME TAXES
The components of loss before income taxes were as follows (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
United States	(276.7)	(9.9)	(75.8)
Foreign	(30.4)	(18.8)	(2.0)
Total	(307.1)	(28.7)	(77.8)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) was as follows (in millions):

	Year ended December 31,
	2015	2014	2013
	$	$	$
Current:
Federal	(9.2)	8.7	1.9
State	2.1	0.8	0.5
Current, total	(7.1)	9.5	2.4
Deferred:
Federal	(36.8)	(12.0)	(27.4)
Foreign	(0.4)	—	—
State	(2.7)	0.4	(2.0)
Effect of state law change	(0.5)	—	(3.2)
Deferred, total	(40.4)	(11.6)	(32.6)
Total	(47.5)	(2.1)	(30.2)
As of December 31, 2015, we had a federal net operating loss carry forward of approximately $23.5 million expiring in 2035, foreign net operating loss carry forwards of approximately $72.0 million with no expiration date and state net operating loss carryforwards of approximately $290.0 million expiring in years 2020 through 2030. In addition, as of December 31, 2015, we had state tax credit carryforwards of $0.1 million expiring in years 2020 through 2026.
We recognize a valuation allowance against deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and practical tax planning strategies. On a quarterly basis, we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. For the year ended December 31, 2015, we increased our valuation allowance by $9.3 million, primarily related to foreign and state net operating loss carry forwards. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded.
During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We adopted ASU 2015-17 effective December 31, 2015. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets and liabilities to the net non-current deferred tax assets and liabilities in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and liabilities were as follows (in millions):

	December 31
	2015	2014
	$	$
Deferred tax liabilities:
Property related	132.1	133.2
Debt related	43.5	57.6
Investments	24.4	27.4
Inventory	2.3	9.4
Intangibles	7.9	9.3
Derivatives	0.1	0.5
Other	3.2	1.3
Total deferred tax liabilities	213.5	238.7
Deferred tax assets:
Compensation related	79.9	80.3
Capital and net operating loss carryforwards	36.5	19.2
Foreign and state tax credit carryforwards	0.1	0.3
Other	1.3	1.6
Total deferred tax assets	117.8	101.4
Valuation allowance for deferred tax assets	(26.5)	(17.2)
Net deferred tax assets	91.3	84.2
Net deferred tax liability	122.2	154.5
Reconciliation of Income Taxes
The reconciliation of the income taxes, calculated at the rates in effect, with the effective tax rate shown in the consolidated statements of operations, was as follows:

	December 31
	2015	2014	2013
	%	%	%
Federal statutory income tax rate	35.0	35.0	35.0
Reconciling items between federal statutory income tax rate and effective tax rate:
State and local income taxes, net of federal benefit	0.1	(2.8)	1.1
Internal Revenue Code Sec. 199 manufacturing deduction	(0.3)	2.8	—
Goodwill Impairment	(15.7)	—	—
Effect of state law change	0.1	—	4.2
Foreign rate difference	(1.1)	(7.2)	(0.3)
Foreign valuation allowance	(2.6)	(18.0)	(1.6)
Other permanent items	—	(2.5)	0.4
Effective tax rate	15.5	7.3	38.8
In connection with the Apollo Acquisition, Xstrata generally agreed to indemnify us for taxes imposed on us with respect to periods ending on or prior to the date of the Apollo Acquisition. At December 31, 2015, we had no receivable from Xstrata. At December 31, 2014, we had a receivable of $0.1 million from Xstrata equal to our provision for uncertain tax positions (net of federal benefits) for income taxes for periods ending on or prior to the date of the Apollo Acquisition.
As of December 31, 2015 and 2014 we had unrecognized tax benefits (including interest) of approximately $1.8 million and $2.0 million, respectively. We elected to accrue interest and penalties related to unrecognized tax benefits in our provision for income tax. We had accrued interest and penalties related to unrecognized tax benefits of approximately $0.2 million at December 31, 2015 and December 31, 2014.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in amounts of unrecognized tax benefits were as follows (in millions):

	December 31
	2015	2014	2013
	$	$	$
Beginning of period	1.8	1.8	2.0
Lapses on statute of limitations	(0.1)	—	(0.2)
End of period	1.7	1.8	1.8
As of December 31, 2015 and 2014 the total amounts of net unrecognized tax benefits that, if recognized, would impact the effective tax rate were $1.2 million and $1.3 million, respectively. Within the next twelve months, we estimate that the unrecognized benefits could change by an immaterial amount as a result of tax audit closings, settlements and the expiration of the statute of limitations with respect to returns in various jurisdictions.
We file a consolidated federal and various state income tax returns. The earliest year open to examination in the Company’s major jurisdictions is 2012 for federal and state income tax returns. At the date of this report there were no audits or inquiries that had progressed sufficiently to predict their ultimate outcome.

20.	RELATED PARTY TRANSACTIONS
On August 8, 2014 Apollo sold its remaining shares in Berry Plastics Corporation, a former portfolio company of Apollo. Sales to this entity during the years ended December 31, 2014 (prior to Apollo’s sale) and 2013 were as follows (in millions):

Year ended December 31,	$
2015	—
2014	4.3
2013	8.5
On April 12, 2013 Metals USA Holdings Corp. was acquired by Reliance Steel & Aluminum Co., a public company previously affiliated with Apollo. Sales to Metals USA Holdings Corp. and its subsidiaries during the year ended December 31, 2013 prior to the acquisition were as follows (in millions):

Year ended December 31,	$
2015	—
2014	—
2013 (1)	4.2
(1) Sales to Metals USA Holding Corp. include the period in which Metals USA Holdings Corp was affiliated with Apollo through April 12, 2013.
Accounts receivable from related parties, accrued while there were related parties, were as follows:

	Year ended December 31,
	2015	2014
	$	$
Berry Plastics Corporation	—	0.2
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

21.	NON-CONTROLLING INTEREST
Through NBL, we hold a 49% partnership interest in Noranda Jamaica Bauxite Partners (“NJBP”), in which the GOJ holds a 51% interest. NJBP mines bauxite, approximately 58% of which was sold to Gramercy during 2014, with the remaining majority sold to Sherwin Alumina Company, LLC.
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

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In return for these rights, NBL is required to pay fees specified in the establishment agreement, as amended, consisting of a dedication fee, depletion fee, asset usage fee, production levy and royalty. As of December 31, 2015 and December 31, 2014, we recorded accrued liabilities of $18.0 million and $5.9 million, respectively, for these fees.
Under the agreements with the GOJ, NBL committed to make certain expenditures for haulroad development, maintenance, dredging, land purchases, contract mining, training and other general capital expenditures through 2017. The terms of the establishment agreement, as amended, required NBL to make a $14.0 million prepayment of Jamaican income taxes for fiscal years 2011 through 2014, of which $10.0 million was paid in June 2010 and the remainder was paid in April 2011. NBL applied $1.3 million of these prepaid income taxes to its income tax liability in 2011, leaving a balance of $12.7 million at both December 31, 2015 and December 31, 2014. These prepaid taxes can be used in perpetuity, subject to an annual limitation.
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
In NBL’s Statement of Case, submitted to the arbitration panel on July 2, 2015, NBL alleged, among other things, that in breach of the establishment agreement and/or other commitments by the GOJ, (i) the GOJ failed to afford NBL treatment at least as favorable as that afforded to other bauxite and alumina producers in Jamaica with respect to, among other things, the production levy (the “equal treatment claim”) and (ii) the GOJ failed to keep in effect, through December 31, 2017, the production levy structure that was in effect prior to January 1, 2015. NBL also alleged that, under the Jamaica Bauxite and Alumina (Special Provisions) Act of 1977 (the “Special Provisions Act”), NBL is entitled to offset certain income taxes paid against the production levy. NBL sought, among other things, relief from the production levy and a refund of levy payments previously made, or damages, with respect to the equal treatment claim; a declaratory order that would, in essence, provide that NBL’s obligation to pay the production levy in the 2015-2017 period be calculated in accordance with the production levy rate in effect during 2012-2014; and declaratory relief confirming NBL’s entitlement, under the Special Provisions Act, to income tax offsets against the production levy previously paid, as claimed by NBL. In addition, NBL sought interest and costs.
In the GOJ’s Statement of Defense, submitted to the arbitration panel on July 22, 2015, the GOJ essentially denied NBL’s claims, based on, among other things, its assertion that several documents relied on by NBL did not constitute binding agreements; that the effect of a 2010 amendment to the establishment agreement was that NBL would not rely on the Special Provisions Act to claim a credit of paid income taxes against the production levy and that, in any event, the Special Provisions Act claim was not arbitrable or justiciable. In addition, the GOJ asserted a counterclaim against NBL, alleging that effective January 1, 2015, NBL is required to pay the production levy in accordance with the provisions of the 2010 amendment to the establishment agreement. The GOJ sought declaratory relief confirming the production levy rate claimed by the GOJ, and payment by NBL to the GOJ of (or, alternatively, damages to be assessed of) an amount equal to the portion of the approximately $17.8 million alleged production levy from January 1 to June 30, 2015 that the GOJ alleged remains unpaid, subject to adjustment at 2015 year-end.
On June 9, 2015, NBL entered into an interim agreement with the GOJ related to the dispute regarding the production levy. The interim agreement addressed payments of the production levy to the GOJ until the earlier of December 31, 2015 or the date on which an arbitration award was delivered in the arbitration proceeding related to the production levy. Under the terms of the interim agreement, NBL provided US $5.00 per DMT (US $3.75 per DMT in cash and US $1.25 of irrevocable letters of credit) as an interim levy on all bauxite it exports from Jamaica.
On December 18, 2015, the arbitration panel issued a decision adverse to NBL. Specifically:

•
The arbitration panel decided that a December 13, 2013 letter from the GOJ’s Minister of Science, Technology, Energy and Mining, as it relates to the production levy, is neither an amendment to the establishment agreement between NBL and the GOJ nor binding on the GOJ. In so deciding, the arbitration panel, in effect, rejected NBL’s claim that, as a result of the Minister’s letter, NBL’s obligation to pay the production levy in the 2015-2017 period should be calculated in accordance with the production levy rate in effect during 2012-2014.

•
The arbitration panel decided that for any year in which NBL computed and settled its income tax on the basis of deducting the production levy as an expense (the “Production Levy Deduction”), NBL is not entitled to the benefit of Section 12 of the Bauxite and Alumina (Special Provisions) Act of 1977 (the “Special Provisions Act”), which permits a “bauxite producer” (a term that, as defined in the Special Provisions Act, ordinarily would include NBL) to claim income tax paid as a credit against the production levy. However, the arbitration panel also decided that NBL could invoke its rights under the Special Provisions

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Act for any year of assessment in which NBL had not computed and settled its income tax on the basis of treating the Production Levy Deduction as an expense.

•
The arbitration panel decided that NBL’s rights in respect of most favored treatment are governed by the establishment agreement and not by a December 30, 2009 letter to NBL signed by the Chairman of Jamaica Bauxite Mining Limited and countersigned by the President and Chief Executive Officer of the Company in his capacity as a member of the Board of Directors of NBL. In so deciding, the arbitration panel, in effect, rejected NBL’s claim that the letter amended the establishment agreement and, in violation of a provision in the letter, the GOJ failed to afford NBL treatment at least as favorable as that provided to other bauxite and alumina producers in Jamaica with respect to the production levy.

As a consequence of the arbitration panel’s decision, the production levy in effect for 2015 was $6.35 per DMT, which represents $5.00 per DMT, proportionately adjusted for increases in the LME aluminum prices in accordance with the terms of the establishment agreement, as amended. The Company accrued an additional $5.9 million in December 2015 as a retroactive adjustment for full year 2015 production levy (equivalent to the excess over amounts accrued with respect to the interim agreement) related to the additional bauxite levy resulting from the arbitration panel’s decision.
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
Due to the consolidation of NJBP, the following amounts were included in our consolidated balance sheets (in millions):

	December 31, 2015			December 31, 2014
	NJBP balances	Impact of Eliminations	Impact on consolidated statements	NJBP balances	Impact of Eliminations	Impact on consolidated statements
	$	$	$	$	$	$
Cash and cash equivalents	1.9	—	1.9	0.8	—	0.8
Accounts receivable, net	11.4	(11.4)	—	13.5	(13.5)	—
Inventories, net (consisting of maintenance supplies, inventory and fuel)	9.2	—	9.2	14.3	—	14.3
Other current assets	1.8	—	1.8	8.1	—	8.1
Property, plant and equipment, net	53.4	—	53.4	45.0	—	45.0
Other assets	8.0	—	8.0	7.4	—	7.4
Accounts payable	(64.2)	55.4	(8.8)	(71.8)	55.5	(16.3)
Accrued liabilities	(7.4)	—	(7.4)	(3.9)	—	(3.9)
Environmental, land and reclamation liabilities	(2.4)	—	(2.4)	(1.5)	—	(1.5)
Non-controlling interest	(6.0)	—	(6.0)	(6.0)	—	(6.0)
St. Ann’s net investment and advances to NJBP	5.7	44.0	49.7	5.9	42.0	47.9
The liabilities recognized as a result of consolidating NJBP do not represent additional claims on our general assets. NJBP’s creditors have claims only on the specific assets of NJBP and NBL. Similarly, the assets of NJBP do not represent additional assets available to satisfy claims against our general assets.
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
As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facilities), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Chapter 11 plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. In addition, the accompanying consolidated financial statements do not include any adjustments related to the recoverability

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing.

22.    SUBSIDIARY ISSUER OF GUARANTEED NOTES
The AcquisitionCo Notes due 2019 are fully and unconditionally guaranteed on a senior unsecured, joint and several basis by the existing and future wholly owned domestic subsidiaries of Noranda AcquisitionCo that guarantee the senior secured credit facilities. NHB and NBL are not guarantors of the senior secured credit facilities and are not guarantors of the AcquisitionCo Notes due 2019. Noranda HoldCo fully and unconditionally guarantees the AcquisitionCo Notes due 2019 on a joint and several basis with the subsidiary guarantors. Noranda HoldCo has no independent operations or any assets other than its interest in Noranda AcquisitionCo. Noranda AcquisitionCo is a wholly owned finance subsidiary of Noranda HoldCo with no operations independent of its subsidiaries.
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
The accounting policies used in the preparation of the guarantor financial statements are consistent with those elsewhere in the accompanying consolidated financial statements. Intercompany transactions have been presented gross in the guarantor financial statements; however these transactions are eliminated in consolidation.

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2015
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	—	49.4	2.2	4.5	—	56.1
Accounts receivable, net
Trade	—	—	63.0	1.9	—	64.9
Affiliates	19.9	11.9	19.2	—	(51.0)	—
Inventories, net	—	—	113.9	21.5	—	135.4
Other current assets	15.1	—	17.4	4.4	—	36.9
Total current assets	35.0	61.3	215.7	32.3	(51.0)	293.3
Investments in affiliates	(112.5)	1,115.2	—	—	(1,002.7)	—
Advances due from affiliates	137.0	216.3	854.7	63.5	(1,271.5)	—
Property, plant and equipment, net	—	—	610.1	76.6	—	686.7
Other intangible assets, net	—	—	43.1	—	—	43.1
Other assets	—	3.8	25.9	34.8	—	64.5
Total assets	59.5	1,396.6	1,749.5	207.2	(2,325.2)	1,087.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	75.5	9.5	—	85.0
Affiliates	—	19.9	—	31.1	(51.0)	—
Accrued liabilities	—	2.5	39.0	36.3	—	77.8
Current portion of long-term debt and lease financing	—	704.6	21.1	16.6	—	742.3
Total current liabilities	—	727.0	135.6	93.5	(51.0)	905.1
Pension and other post-retirement liabilities	—	—	179.4	8.6	—	188.0
Other long-term liabilities	—	—	35.5	8.7	—	44.2
Advances due to affiliates	199.7	773.5	292.8	5.5	(1,271.5)	—
Long-term deferred tax liabilities	37.8	8.5	75.9	—	—	122.2
Shareholders’ equity:
Common stock	0.1	—	—	—	—	0.1
Capital in excess of par value	247.4	352.1	1,122.2	83.8	(1,558.1)	247.4
Accumulated earnings (equity)	(329.4)	(368.6)	0.8	4.3	363.5	(329.4)
Accumulated other comprehensive income (loss)	(96.0)	(96.0)	(92.7)	(3.2)	191.9	(96.0)
Total shareholders’ equity (deficit)	(177.9)	(112.5)	1,030.3	84.9	(1,002.7)	(177.9)
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity (deficit)	(177.9)	(112.5)	1,030.3	90.9	(1,002.7)	(171.9)
Total liabilities and equity	59.6	1,396.5	1,749.5	207.2	(2,325.2)	1,087.6

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Balance Sheet
December 31, 2014
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
ASSETS
Current assets:
Cash and cash equivalents	0.5	7.1	3.3	9.6	—	20.5
Accounts receivable, net:
Trade	—	—	102.4	0.1	—	102.5
Affiliates	19.5	12.0	10.0	—	(41.5)	—
Inventories, net,	—	—	168.2	28.5	—	196.7
Other current assets	4.2	—	11.4	11.8	—	27.4
Total current assets	24.2	19.1	295.3	50.0	(41.5)	347.1
Investments in affiliates	266.1	1,537.3	—	—	(1,803.4)	—
Advances due from affiliates	—	134.0	736.9	63.5	(934.4)	—
Property, plant and equipment, net	—	—	627.4	67.6	—	695.0
Goodwill	—	—	137.6	—	—	137.6
Other intangible assets, net	—	—	49.3	—	—	49.3
Other assets	—	5.8	51.6	31.7	—	89.1
Total assets	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	—	—	112.1	10.5	—	122.6
Affiliates	—	19.5	—	22.0	(41.5)	—
Accrued liabilities	—	2.3	35.2	21.6	—	59.1
Deferred tax liabilities	0.1	—	11.6	—	—	11.7
Current portion of long-term debt and lease financing	—	4.9	1.1	5.6	—	11.6
Total current liabilities	0.1	26.7	160.0	59.7	(41.5)	205.0
Long-term debt and lease financing, net	—	639.5	—	16.9	—	656.4
Pension and other post-retirement liabilities	—	—	187.9	7.5	—	195.4
Other long-term liabilities	—	—	35.9	10.0	—	45.9
Advances due to affiliates	197.3	737.2	—	—	(934.5)	—
Long-term deferred tax liabilities	26.8	26.7	89.3	0.4	0.1	143.3
Shareholders’ equity:
Common stock	0.1	—	—	—	—	0.1
Capital in excess of par value	244.2	352.1	1,199.7	83.8	(1,635.6)	244.2
Accumulated earnings (equity)	(68.2)	24.0	330.8	32.9	(387.7)	(68.2)
Accumulated other comprehensive income (loss)	(110.0)	(110.0)	(105.5)	(4.4)	219.9	(110.0)
Total shareholders’ equity (deficit)	66.1	266.1	1,425.0	112.3	(1,803.4)	66.1
Non-controlling interest	—	—	—	6.0	—	6.0
Total equity (deficit)	66.1	266.1	1,425.0	118.3	(1,803.4)	72.1
Total liabilities and equity	290.3	1,696.2	1,898.1	212.8	(2,779.3)	1,318.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2015
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,184.3	116.2	(72.4)	1,228.1
Operating costs and expenses:
Cost of sales	—	—	1,190.6	125.9	(72.4)	1,244.1
Selling, general and administrative expenses	4.2	0.7	85.4	19.1	—	109.4
Goodwill and other intangibles impairment	—	—	137.9	—	—	137.9
Other recoveries	—	—	(25.2)	—	—	(25.2)
Total operating costs and expenses	4.2	0.7	1,388.7	145.0	(72.4)	1,466.2
Operating loss	(4.2)	(0.7)	(204.4)	(28.8)	—	(238.1)
Other (income) expense:
Interest expense, net	(0.4)	51.0	0.3	1.7	—	52.6
(Gain) loss on hedging activities, net	—	—	16.4	—	—	16.4
Total other (income) expense, net	(0.4)	51.0	16.7	1.7	—	69.0
Income (loss) before income taxes	(3.8)	(51.7)	(221.1)	(30.5)	—	(307.1)
Income tax expense (benefit)	0.7	(18.2)	(29.6)	(0.4)	—	(47.5)
Equity in net income of subsidiaries	(255.1)	(221.6)	—	—	476.7	—
Net income (loss)	(259.6)	(255.1)	(191.5)	(30.1)	476.7	(259.6)
Other comprehensive income (loss)	14.0	14.0	12.8	1.2	(28.0)	14.0
Total comprehensive income (loss)	(245.6)	(241.1)	(178.7)	(28.9)	448.7	(245.6)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2014
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,307.7	113.7	(66.3)	1,355.1
Operating costs and expenses:
Cost of sales	—	—	1,211.8	116.2	(66.2)	1,261.8
Selling, general and administrative expenses	4.7	0.6	55.8	15.2	(0.1)	76.2
Total operating costs and expenses	4.7	0.6	1,267.6	131.4	(66.3)	1,338.0
Operating income (loss)	(4.7)	(0.6)	40.1	(17.7)	—	17.1
Other (income) expense:
Interest expense, net	(0.4)	49.6	0.1	1.1	—	50.4
Gain on hedging activities, net	—	—	(4.6)	—	—	(4.6)
Total other (income) expense, net	(0.4)	49.6	(4.5)	1.1	—	45.8
Loss before income taxes	(4.3)	(50.2)	44.6	(18.8)	—	(28.7)
Income tax expense (benefit)	(0.8)	(17.7)	16.4	—	—	(2.1)
Equity in net income (loss) of subsidiaries	(23.1)	9.4	—	—	13.7	—
Net income (loss)	(26.6)	(23.1)	28.2	(18.8)	13.7	(26.6)
Other comprehensive income (loss)	(49.6)	(49.6)	(48.8)	(0.7)	99.1	(49.6)
Total comprehensive income (loss)	(76.2)	(72.7)	(20.6)	(19.5)	112.8	(76.2)
NORANDA ALUMINUM HOLDING CORPORATION
Consolidating Statement of Operations
Year ended December 31, 2013
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
Sales	—	—	1,296.7	129.0	(82.2)	1,343.5
Operating costs and expenses:
Cost of sales	—	—	1,236.9	117.1	(82.1)	1,271.9
Selling, general and administrative expenses	6.2	1.1	76.1	13.8	(0.1)	97.1
Total operating costs and expenses	6.2	1.1	1,313.0	130.9	(82.2)	1,369.0
Operating loss	(6.2)	(1.1)	(16.3)	(1.9)	—	(25.5)
Other (income) expense:
Interest expense, net	(0.4)	47.6	0.2	0.1	—	47.5
Loss on hedging activities, net	—	—	2.3	—	—	2.3
Debt refinancing expense	—	2.5	—	—	—	2.5
Total other (income) expense, net	(0.4)	50.1	2.5	0.1	—	52.3
Loss before income taxes	(5.8)	(51.2)	(18.8)	(2.0)	—	(77.8)
Income tax benefit	(1.7)	(18.4)	(10.1)	—	—	(30.2)
Equity in net income (loss) of subsidiaries	(43.5)	(10.7)	—	—	54.2	—
Net income (loss)	(47.6)	(43.5)	(8.7)	(2.0)	54.2	(47.6)
Other comprehensive income (loss)	45.3	45.3	49.7	(4.4)	(90.6)	45.3
Total comprehensive income (loss)	(2.3)	1.8	41.0	(6.4)	(36.4)	(2.3)

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2015
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.6)	(9.4)	27.6	0.3	—	17.9
INVESTING ACTIVITIES
Capital expenditures	—	—	(68.0)	(5.4)	—	(73.4)
Insurance proceeds from casthouse and other	—	—	2.7	—	—	2.7
Proceeds from corporate owned life insurance policy	—	—	6.4	—	—	6.4
Proceeds from sale of property, plant and equipment	—	—	2.2	—	—	2.2
Cash used in investing activities	—	—	(56.7)	(5.4)	—	(62.1)
FINANCING ACTIVITIES
Shares tendered for taxes, net of proceeds from issuance of common shares for share-based payment arrangements	(0.2)	—	—	—	—	(0.2)
Dividends paid to shareholders	(1.4)	—	—	—	—	(1.4)
Repayments of long-term debt	—	(11.1)	(0.8)	—	—	(11.9)
Borrowings on long-term debt	—	—	20.9	—	—	20.9
Repayments on revolving credit facility	—	(247.1)	—	—	—	(247.1)
Borrowings on revolving credit facility	—	311.6	—	—	—	311.6
Distribution (to parent) from subsidiary	1.7	(1.7)	—	—	—	—
Borrowings against life insurance policies	—	—	7.9	—	—	7.9
Cash provided by financing activities	0.1	51.7	28.0	—	—	79.8
Change in cash and cash equivalents	(0.5)	42.3	(1.1)	(5.1)	—	35.6
Cash and cash equivalents, beginning of period	0.5	7.1	3.3	9.6	—	20.5
Cash and cash equivalents, end of period	—	49.4	2.2	4.5	—	56.1

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2014
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	0.2	(46.5)	84.2	(7.3)	—	30.6
INVESTING ACTIVITIES
Capital expenditures	—	—	(82.3)	(11.2)	—	(93.5)
Proceeds from sale of property, plant and equipment	—	—	0.3	—	—	0.3
Cash used in investing activities	—	—	(82.0)	(11.2)	—	(93.2)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, share-based payment arrangements	(1.2)	—	—	—	—	(1.2)
Dividends paid to shareholders	(2.7)	—	—	—	—	(2.7)
Repayments of long-term debt	—	(4.9)	—	—	—	(4.9)
Borrowings on long-term debt	—	(4.4)	—	16.9	—	12.5
Distribution (to parent) from subsidiary	3.8	(3.8)	—	—	—	—
Cash provided by (used in) financing activities	(0.1)	(13.1)	—	16.9	—	3.7
Change in cash and cash equivalents	0.1	(59.6)	2.2	(1.6)	—	(58.9)
Cash and cash equivalents, beginning of period	0.4	66.7	1.1	11.2	—	79.4
Cash and cash equivalents, end of period	0.5	7.1	3.3	9.6	—	20.5

NORANDA ALUMINUM HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NORANDA ALUMINUM HOLDING CORPORATION
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2013
(in millions)

	Parent guarantor (Noranda HoldCo)	Issuer (Noranda AcquisitionCo)	Subsidiary guarantors	Subsidiary non-guarantors	Eliminations	Consolidated
	$	$	$	$	$	$
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	(0.4)	(0.8)	58.8	6.6	—	64.2
INVESTING ACTIVITIES
Capital expenditures	—	—	(61.9)	(10.8)	—	(72.7)
Proceeds from sale of property, plant and equipment	—	—	0.9	—	—	0.9
Cash used in investing activities	—	—	(61.0)	(10.8)	—	(71.8)
FINANCING ACTIVITIES
Proceeds from issuance of common shares, equity offerings	(0.2)	—	—	—	—	(0.2)
Dividends paid to shareholders	(8.8)	—	—	—	—	(8.8)
Repayments of long-term debt	—	(280.0)	—	—	—	(280.0)
Borrowings on long-term debt	—	331.8	—	11.0	—	342.8
Payment of financing cost	—	(2.9)	—	—	—	(2.9)
Distribution (to parent) from subsidiary	9.3	(9.3)	—	—	—	—
Cash provided by financing activities	0.3	39.6	—	11.0	—	50.9
Change in cash and cash equivalents	(0.1)	38.8	(2.2)	6.8	—	43.3
Cash and cash equivalents, beginning of period	0.5	27.9	3.3	4.4	—	36.1
Cash and cash equivalents, end of period	0.4	66.7	1.1	11.2	—	79.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of period covered by this report are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report On Internal Control Over Financial Reporting
Management’s report on internal control over financial reporting is included on page 56 of this Form 10-K.
Changes In Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below is information with respect to our Board of Directors. Our amended and restated certificate of incorporation provides for the division of the Board into three classes, with the directors in each class serving a term of three years.
Current Term Expires in 2016
Pasquale (Pat) Fiore, 55, currently is retired, after serving in management positions for Rio Tinto Alcan, including President and Chief Executive Officer, Bauxite and Aluminum, from 2010 until 2014, and Chief Operating Officer of the Atlantic Bauxite and Alumina business from 2008 until 2010. He served as Group Practice Leader, Production, for Rio Tinto plc from 2006 to 2008. Previously, he served for over 20 years at QIT - Fer et Titane Inc. (later known as Rio Tinto, Fer et Titane Inc. following its acquisition by Rio Tinto Iron & Titanium Inc. (“RTIT”) in 1989), including as President from 2001 to 2006, and in several other technology and operations management positions from 1982 until 1999. From 1999 to 2001, he served as Vice President, Technology, at RTIT. Mr. Fiore has a BSc and an MSc in Metallurgical Engineering from McGill University in Montreal, Canada.
Mr. Fiore’s extensive executive management experience in metals industries, including significant experience in managing bauxite and alumina operations, as well as production and other operations of a major metals producer, enables him to provide valuable perspectives on a wide variety of matters relating to vertically integrated aluminum production, as well as operations, sales and strategy matters generally.
Elliot G. Sagor, 75, has been a director since March 2014. Mr. Sagor has been a partner at the law firm of Mintz & Gold LLP since 2014. Mr. Sagor was a partner at Hogan Lovells US LLP (and its predecessor, Hogan & Hartson LLP) from 2002 to 2014, and was a partner at Squadron Ellenoff Plesent & Sheinfeld LLP from 1985 until its 2002 merger with Hogan & Hartson LLP (now Hogan Lovells). In his over 35 years in private practice, Mr. Sagor has represented clients in connection with complex civil and criminal litigation covering a wide variety of matters, including matters relating to federal and state securities laws, tax, accounting fraud, antitrust, product liability, environmental, and regulatory compliance. Mr. Sagor was an Assistant U.S. Attorney for the Southern District of New York from 1970 to 1976. He is a frequent lecturer and writer on ethics and other legal matters. Mr. Sagor received his law degree and also received an LLM in Taxation from New York University School of Law. His undergraduate degree from the Wharton School of the University of Pennsylvania provided him with a background in accounting.
Mr. Sagor’s extensive experience in civil and criminal litigation matters, including complex accounting, tax and securities matters, coupled with his focus on ethics and his background in accounting and tax, enables him to provide insights to the Board on accounting, compliance, corporate governance, risk management and communications with regulatory agencies.
Layle K. Smith, 61, has been our President and Chief Executive Officer and a director since March 2008. From April 2007 to December 2007, Mr. Smith held the position of Executive Director with Berry Plastics Corporation. He was Chief Executive Officer and a member of the Board of Directors of Covalence Specialty Materials Corporation from June 2006 until it merged under common Apollo control with Berry Plastics Corporation in April 2007. In his role as Chief Executive Officer of Covalence, Mr. Smith was responsible for the executive leadership of the company, including accountability for achieving overall financial results. After its merger with Berry Plastics Corporation, Covalence was operated as a division of Berry Plastics, and Mr. Smith continued to be responsible for financial results as Executive Director of Berry Plastics. Mr. Smith was President and Chief Operating Officer of Resolution Performance Products LLC, an Apollo portfolio company, from September 2004 until that company merged under common Apollo control with Hexion Specialty Chemicals Inc. in May 2005. Mr. Smith served as a Divisional President at Hexion until his departure in June 2006. In his senior management roles, Mr. Smith was responsible for the executive management and operations of the company, including responsibility for achieving overall financial results. Previously, Mr. Smith held positions at NxtPhase Corporation, Ballard Power Systems and The Dow Chemical Company. Mr. Smith graduated in 1981 from Harvard University with an MBA and in 1977 with a BA in Chemistry.
Mr. Smith’s intimate knowledge of our company, gained through his tenure as our Chief Executive Officer, coupled with his extensive management experience, enables him to provide important insights to the Board regarding our operations, including finance, production, marketing, strategic planning and risk assessment.
Current Term Expires in 2017
William H. Brooks, 73, has been a director since July 2007 and was Chairman of the Board of Noranda HoldCo from March 2008 until May 2015. Mr. Brooks was the President and Chief Executive Officer of Noranda HoldCo from May 2007 until he retired in March 2008. Prior to serving as our President and Chief Executive Officer, he was President of the Aluminum Business, President of the Rolling Mills Division, President of the Primary Products Division and Plant Manager at our Huntingdon, Tennessee facility East and West. Mr. Brooks has over 30 years of experience in the aluminum industry, including 22 years with Noranda Aluminum. Mr. Brooks holds a BS in Business from Cleveland State University and an MBA from the University of Tennessee. He is a Certified Public Accountant.

Having served as our former Chief Executive Officer and in a variety of senior management positions within our company, Mr. Brooks has extensive knowledge of our day-to-day operations. In addition, he has acquired extensive knowledge from over 30 years of experience in the aluminum industry, enabling him to provide important insights in evaluating our priorities and challenges.
Thomas R. Miklich, 68, has been a director since January 2008. He was Vice President and Chief Financial Officer of Ferro Corporation from July 2010 until April 2012, and retired from that company in July 2012. He was a director, from 2002 to 2007, and Chief Financial Officer, from 2005 to 2007, of Titan Technology, Inc., a private information technology consulting and outsourcing company. Mr. Miklich also was a director, from 1994 to 2002, and Chief Financial Officer, from 2002 to 2004, of OM Group, Inc., a specialty chemical company. He also served as Chief Financial Officer for The Sherwin-Williams Company from 1986 to 1991. From 1993 to 2002, Mr. Miklich served as Chief Financial Officer of Invacare Corporation, and he also served as that company’s General Counsel. Mr. Miklich also was a director of Quality Distribution, Inc. from 2005 to 2015, as well as Chairman of that company’s Quality Distribution Compensation Committee; and served as a director of United Agri Products from 2005 to 2007, as well as Chairman of United Agri Products’ Audit Committee.
Mr. Miklich’s extensive financial and legal experience enables him to provide to the Board valuable insights with regard to financial and legal issues, and also makes him a valued member of the Audit Committee.
Ronald S. Rolfe, 70, became a director in January 2013. He is currently a Retired Partner at Cravath, Swaine & Moore LLP, and his practice encompassed major antitrust and securities cases, corporate governance advice, Securities and Exchange Commission (“SEC”) and grand jury investigations and a wide range of commercial litigation and arbitrations for U.S. and international clients. Mr. Rolfe began as an Associate with Cravath in 1970 and became a Partner in 1977. He is currently a member of the Board of Directors and Audit Committee, and Chair of the Nominating and Corporate Governance Committee of Berry Plastics Group, Inc., and serves on the Board of Directors, Audit and Finance Committee, Corporate Governance, Nominating and Sustainability Committee of Reynolds American, Inc.; the Board of Directors of Time, Inc., for which he also serves as Chair of the Audit and Finance Committee; and the Board of Directors of Advanced Assessment Systems, Inc. He also serves on the Board of Trustees at The Allen-Stevenson School and De La Salle Academy, and as Trustee Emeritus of The Lawrenceville School. Other current positions held by Mr. Rolfe include President Emeritus of The Allen-Stevenson School, member of the Executive Committee of The Lawrenceville School and member of the Audit Committee and Chairman of the Governance Committee at De La Salle Academy. He graduated from Harvard College and Columbia Law School, where he served as an editor of the Columbia Law Review.
Mr. Rolfe’s long and distinguished legal career, during which he advised numerous corporate boards of directors and high-level executives, enables him to provide valuable insights with regard to risk management and corporate governance. In addition, his service on both for-profit and not-for-profit boards provides him with meaningful experience in strategic planning, accounting, budgeting and compliance with various regulatory systems.
Current Term Expires in 2018
Richard B. Evans, 68, has been a director since March 2010 and Chairman of the Board since May 2015. He has been Chairman of the Board of Constellium, N.V., a company that produces aluminum fabricated products for the aerospace, packaging and automotive industries worldwide, since December 2012, and also serves as a member of its Remuneration Committee and Nominating/Governance Committee. From February 2010 through November 2011, he was Constellium’s Interim Chief Executive Officer. Until May 2013, he served as Non-Executive Chairman of Resolute Forest Products (formerly AbitibiBowater Inc.), a forest products company based in Montreal. He is an independent director and member of the Audit Committee of CGI Group, Inc., a company engaged in information technology and management consulting, as well as outsourcing services. He retired in April 2009 as an Executive Director of London-based Rio Tinto plc and Melbourne-based Rio Tinto Ltd., and as Chief Executive officer of Rio Tinto Alcan, a wholly-owned subsidiary of Rio Tinto and the world’s leading producer of aluminum. Mr. Evans was President and Chief Executive Officer of Montreal-based Alcan Inc. from March 2006 to October 2007, and led the negotiation of the acquisition of Alcan by Rio Tinto in October 2007. He was Alcan’s Executive Vice President and Chief Operating Officer from September 2005 to March 2006. Prior to joining Alcan in 1997, he held various senior management positions with the Kaiser Aluminum and Chemical Company during his 27 years with the company. Mr. Evans previously served as Chairman of the International Aluminum Institute, Chairman of the Washington, D.C.-based U.S. Aluminum Association and a member of the Advisory Board of the Global Economic Symposium, based in Kiel, Germany.
Mr. Evans’ 47 years in the aluminum industry has provided him with extensive experience in executive management, including experience in engineering, operations, sales and strategy. His industry-specific knowledge, enhanced by his global perspective with respect to the aluminum market gained as a board member of the International Aluminum Institute, enables him to provide valuable insights to management and to the Board with respect to both global and domestic aspects of the aluminum industry. Moreover, Mr. Evans’ financial experience in his past management positions make him well qualified to serve on the Audit Committee.
Carl J. Rickertsen, 55, has been a director since April 2012. He has been, since February 2005, a Managing Partner of Pine Creek Partners, a private equity fund targeting small manufacturing, distribution and service industry businesses. From September 1994 to October 2004, he was Chief Operating Officer and Partner of Thayer Capital Partners, a private equity firm. Mr. Rickertsen was a founding partner of three Thayer Capital funds totaling over $1.4 billion. From March 1989 to February 1993, Mr. Rickertsen was a general partner of Hancock Park Associates, an investment firm. Earlier in his career, Mr. Rickertsen was employed by Brentwood Associates and Morgan Stanley & Co., Incorporated. He is a director of Berry Plastics Group, Inc., MicroStrategy Incorporated, Apollo Senior Floating Rate

Fund, Inc. and Apollo Tactical Income Fund, and previously served on the board of directors of Convera Corporation, UAP Holding Corp. and Homeland Security Capital Corp.
Mr. Rickertsen’s extensive experience with respect to investing in and advising a wide range of businesses enables him to provide valuable insights to the Board regarding strategic planning, capital structuring, financing and acquisitions.
Alan H. Schumacher, 69, has been a director since January 2008. From 1977 to 2000, Mr. Schumacher served in various financial positions at American National Can Group, Inc. and its subsidiary, American National Can Company, most recently serving as Executive Vice President and Chief Financial Officer of American National Can Group, Inc. Mr. Schumacher was a member of the Federal Accounting Standards Advisory Board from July 2002 until June 2012. He is a director of BlueLinx Holdings, Inc., School Bus Holdings, Inc., Evertec, Inc. and NAI Holdings, Inc. Mr. Schumacher was a director of EAF, LLC until February 2012 and a director of Quality Distribution, Inc. until August 2015.
Mr. Schumacher’s past service as the Chief Financial Officer of American National Can Group, Inc., in addition to various other financial positions with that company, and his past membership on the Federal Accounting Standards Advisory Board, enables him to provide important insights to the Board on matters affecting finance and accounting, strategic planning and risk management, and makes him well-qualified to serve as Chairman of the Audit Committee.
Executive Officers
Set for the below is information with respect to each of our executive officers, each of whom was serving in the indicated capacity at the time of the Bankruptcy Filing:

Name	Position
Layle K. Smith	President and Chief Executive Officer
Dale W. Boyles	Chief Financial Officer
Gail E. Lehman	Chief Administrative Officer, General Counsel and Corporate Secretary
Scott M. Croft	Chief Commercial Officer; Flat-Rolled Products Business
Michael J. Griffin	President, Primary Aluminum Business; Vice President of Manufacturing
Mr. Smith’s biography is set forth above under “Board of Directors-Current Term Expires in 2016.”
Dale W. Boyles, 55, has been our Chief Financial Officer since November 2013. From 2006 to June 2012, Mr. Boyles served in several capacities for Hanesbrands, Inc., a publicly traded apparel company, including Operating Chief Financial Officer from October 2011 to June 2012, Interim Chief Financial Officer from May 2011 to October 2011 and Vice President, Controller and Chief Accounting Officer from 2006 to May 2011. From 1997 through 2006, he served in various capacities for KPMG LLP, most recently as Audit Partner, Consumer & Industrial Markets. Mr. Boyles was Corporate Division Controller for Collins & Aikman Corporation from 1993 to 1996. Mr. Boyles received a BS in Accounting from the University of North Carolina at Charlotte and is a Certified Public Accountant in the State of North Carolina.
Gail E. Lehman, 56, has been our Chief Administrative Officer, General Counsel and Corporate Secretary since March 2012. She was our Vice President of Human Resources, General Counsel and Corporate Secretary from February 2011 until March 2012, and our Vice President, General Counsel and Corporate Secretary from January 2010 until February 2011. Prior to joining our company, she most recently was Vice President, General Counsel and Corporate Secretary of Hawker Beechcraft Corporation, a manufacturer of general aviation aircraft in Wichita, Kansas, from July 2007 until August 2009. From April 2006 until May 2007, Ms. Lehman served as Vice President, General Counsel and Corporate Secretary of Covalence Specialty Materials Corporation. From 1993 through April 2006, Ms. Lehman held various positions of increasing responsibility in the Law Department of Honeywell International Inc. and its predecessor, AlliedSignal Inc. Before joining AlliedSignal, Ms. Lehman was an associate with the law firm of Lowenstein, Sandler in Roseland, New Jersey. Ms. Lehman holds a BA and M.Ed. from Rutgers University and a JD from Rutgers Law School in Newark, New Jersey.
Scott M. Croft, 52, has been Chief Commercial Officer and President, Flat-Rolled Products Business, since May 2015. He served as President, Primary & Value Added Business from January 2015 until May 2015 with management responsibility over the operations of our Flat-Rolled Products segment and, on an interim basis, our Primary segment. He was President of Norandal USA, Inc., our wholly-owned subsidiary that operates the rolling mills (downstream) business that comprises the Flat-Rolled Products segment, from March 2006 until December 2014. His previous assignments with our predecessors include Site Manager of our Huntingdon, Tennessee facilities from 2002 to 2006, Director of Foil Operations from 2001 to 2002, Plant Manager at our Salisbury, North Carolina facility from 1995 to 2000 and Production Manager at Huntingdon, Tennessee from 1993 to 1995. Mr. Croft holds a BS in Metallurgical Engineering from the University of Pittsburgh and an MBA from Syracuse University.
Michael J. Griffin, 53, has been our President, Primary Aluminum Business since May 2015 and Vice President, Manufacturing since November 2014.  In these capacities, he has management responsibility over our manufacturing functions generally, and, prior to the idling of the New Madrid smelter on March 10, 2016, over our Primary Aluminum operations.  From January 2014 until December 2014 he was President, Chief Executive Officer, Treasurer and Secretary at Ormet Corporation. Ormet filed a petition for relief under

Chapter 11 of the Bankruptcy Code in February 2013, and its assets were sold in Court-supervised transactions in 2013 and 2014. From June 2007 until December 2013, Mr. Griffin was Ormet’s Vice President of Operations, with oversight responsibilities over Ormet’s two operating facilities, an aluminum smelter in Hannibal Ohio and, beginning in July 2011, an alumina refinery in Burnside, Louisiana. From 2001 to 2007, Mr. Griffin served in several capacities for Alcoa, including Plant Manager for Alcoa Primary Metals’ Massena East facility, Plant Manager at the Alcoa Lake Charles Louisiana Carbon facility, and Manufacturing Manager at the ABI Smelter in Becancour, Quebec, Canada. From 1984 to 2000, he served in several supervisory and management capacities for Reynolds Metals Company’s Massena New York facility.   Mr. Griffin holds a BS in Electrical Engineering and Power Systems from Clarkson University Potsdam, New York.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and persons holding more than ten percent of our common stock are required to file with the SEC initial reports of their ownership of the our common stock and reports of changes in such ownership. To our knowledge, based on information furnished to us, all of these filing requirements were satisfied for 2014, except as follows:
In connection with dividend equivalent grants we made with respect to outstanding equity awards on March 25, 2015, reports were filed after the applicable due date by the following persons (the number of dividend equivalent grants are shown in parentheses): Messrs. Brooks (2); Boyles (3); Croft (4); Evans (2); Miklich (1); Rickertsen (2); Rolfe (2) (Mr. Rolfe also reported a purchase after the applicable due date); Sagor (1); Schumacher (2); Smith (4); and Ms. Lehman (4). In addition, Mr. Boyles filed an amendment to correct an error regarding the number of shares received upon vesting of restricted stock, and Mr. Griffin filed an initial beneficial ownership report after the applicable due date. We assist our directors and executive officers in the preparation of Section 16 filings, and the late or erroneous filings were due to administrative error.
Code of Business Conduct
We have adopted a Code of Business Conduct that applies to all employees of Noranda HoldCo and its worldwide subsidiaries. Among other things, the Code of Business Conduct is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosures in periodic reports we are required to file with the SEC; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Business Conduct provides for the prompt internal reporting of violations and contains provisions regarding accountability for adherence to the Code of Business Conduct. The Code of Business Conduct is available on the Investor Relations page of our website at www.norandaaluminum.com/investor. If applicable, we intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of the Code of Business Conduct by making disclosures concerning such matters available on the Investor Relations page of our website.
Certain Audit Committee Matters
The members of the Audit Committee are Messrs. Schumacher (Chairman), Evans and Miklich. The Board has determined that Messrs. Schumacher and Miklich are “audit committee financial experts” within the meaning of SEC regulations. Messrs. Schumacher, Evans and Miklich are “independent” within the meaning of the New York Stock Exchange (“NYSE”) listing standards.

ITEM 11.    EXECUTIVE COMPENSATION
The Company currently anticipates that within 120 days after end of the fiscal year covered by this report, it will file an amendment to this report containing the information required by this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company currently anticipates that within 120 days after end of the fiscal year covered by this report, it will file an amendment to this report containing the information required by this Item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Amended and Restated Securityholders Agreement
Under an amended and restated securityholders agreement, dated as of May 19, 2010, among Noranda HoldCo, Apollo and management employees who hold our common stock, options to acquire our common stock or restricted stock, except as otherwise required by applicable law, Apollo had a right to designate a number of directors as follows: if Apollo continued to hold (1) at least 30 percent but less than 50 percent of our outstanding common stock, it had the right to designate six director nominees; (2) at least 20 percent but less than 30 percent of our outstanding common stock, it had the right to designate five director nominees; and (3) at least 10 percent but less than 20 percent of our outstanding common stock, it had the right to designate four director nominees. Once Apollo owned less than 10 percent of our outstanding common stock, it no longer had any right to designate directors. The amended and restated securityholders agreement also provided for, among other things, piggyback registration rights, repurchase rights by Noranda HoldCo and Apollo in certain circumstances, demand registration rights for Apollo, and certain restrictions on each such person’s ability to compete with us or solicit our employees or customers.
Apollo sold all of its holdings of our common stock in May 2015. As a result, its director designees, Robert J. Kalsow-Ramos, Matthew R. Michelini, Matthew H. Nord and Eric L. Press, resigned from the Board, and Apollo no longer had the right to designate any directors.
Review and Approval of Related Party and Related Person Transactions
Our Audit Committee is responsible for the review and approval of all related party transactions; however, the Audit Committee does not have a written policy regarding the approval of related person transactions. As part of its review and approval of a related person transaction, the Audit Committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters the Audit Committee deems appropriate.
Director Independence
The current members of our Board are identified in Item 10 of this report. The Apollo affiliates who were members of our Board until May 2015 are identified above under “Amended and Restated Securityholders Agreement. The Board has affirmatively determined that Messrs. Brooks, Evans, Fiore, Miklich, Rickertsen, Rolfe, Sagor and Schumacher are independent within the meaning of the New York Stock Exchange (“NYSE”) listing standards. The Board has further determined that each of the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent within the meaning of the NYSE listing standards, and that the members of the Audit Committee and Compensation Committee meet the additional independence requirements of the NYSE applicable to members of those committees.
Mr. Smith is not considered independent due to his current employment relationship with us, and Messrs. Michelini, Nord, Press and Kalsow-Ramos were not considered independent due to their relationship with Apollo, formerly our largest stockholder.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees paid to Ernst & Young LLP
Fees related to the 2015 and 2014 fiscal years payable to Ernst & Young LLP for professional services rendered to Noranda HoldCo and its subsidiaries were (in millions):

	2015	2014
	$	$
Audit fees	1.7	2.3
Tax fees	0.1	0.2
Total	1.8	2.5
Audit Fees. Audit fees relate to professional services rendered by Ernst & Young LLP for the audit of our consolidated financial statements and internal control over financial reporting, for the reviews of the unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and for services normally provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements, including reviews of registration statements and periodic reports filed with the SEC.
Tax Fees. Tax fees were related to services for tax compliance and tax advice.
Audit Committee Pre-Approval Procedures
The Audit Committee Charter provides that the Audit Committee pre-approves all audit and permitted non-audit services provided by the independent public registered accounting firm, subject to a “de minimis” exception provided by law for limited services that meet specified conditions and that are approved by the Audit Committee prior to completion of the audit. In addition, the Audit Committee Charter provides that the Audit Committee may delegate the authority to pre-approve audit and permitted non-audit services to a subcommittee consisting of one or more members of the Audit Committee, provided that any such preapprovals are presented to the full committee at its next scheduled meeting.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See the index to Financial Statements, which appears on page 55 of this report.
(a) (2) Financial Statement Schedules
Any applicable financial statement schedules required under the related instructions are included in the notes to the consolidated financial statements, which appear on pages 63 through 119 of this report.
(a) (3) Exhibits
See the Index to Exhibits, which appear on pages 129 through 131 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2016.

NORANDA ALUMINUM HOLDING CORPORATION
By:	/S/ LAYLE K. SMITH
Name:	Layle K. Smith
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ LAYLE K. SMITH	President, Chief Executive Officer and Director	March 30, 2016
Layle K. Smith	(Principal Executive Officer)
/S/ DALE W. BOYLES	Chief Financial Officer	March 30, 2016
Dale W. Boyles	(Principal Financial Officer and Principal Accounting Officer)
/S/ WILLIAM H. BROOKS	Director	March 30, 2016
William H. Brooks
/S/ PASQUALE FIORE	Director	March 30, 2016
Pasquale Fiore
/S/ RONALD S. ROLFE	Director	March 30, 2016
Ronald S. Rolfe
/S/ ALAN H. SCHUMACHER	Director	March 30, 2016
Alan H. Schumacher
/S/ THOMAS R. MIKLICH	Director	March 30, 2016
Thomas R. Miklich
/S/ ELLIOT G. SAGOR	Director	March 30, 2016
Elliot G. Sagor
/S/ RICHARD B. EVANS	Director	March 30, 2016
Richard B. Evans
/S/ CARL J. RICKERTSEN	Director	March 30, 2016
Carl J. Rickertsen

INDEX TO EXHIBITS

Exhibit number	Description
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

4.3
Indenture, dated January 10, 2014, by and among Noranda Aluminum Acquisition Corporation, the guarantors named therein, and U.S. Bank National Association, as the exchange agent (incorporated by reference to Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 10, 2014.

10.1*
Post-Petition Credit Agreement (“Post-Petition Credit Agreement”), dated as of February 9, 2016, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, Norandal USA, Inc, Noranda Aluminum, Inc., Noranda Alumina LLC, Noranda Intermediate Holding Corporation, Gramercy Alumina Holdings II, Inc., Gramercy Alumina Holdings Inc., and NHB Capital, Inc. as borrowers, the lenders party thereto from time to time, and Bank of America, N.A., as administrative agent and collateral agent.

10.2*	Amendment No. 1 to Post-Petition Credit Agreement, dated February 26, 2016.
10.3*
Debtor-in-Possession Term Loan Credit Agreement (“Debtor-in-Possession Term Loan Agreement”), dated as of February 11, 2016, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, as Borrower Representative, Noranda Bauxite Limited, as Jamaican Borrower, Noranda Intermediate Holding Corporation, Noranda Aluminum, Inc., Gramercy Alumina Holdings Inc., Norandal USA, Inc, Gramercy Alumina Holdings II, Inc., Noranda Alumina LLC and NHB Capital LLC, as Guarantors, the Lenders party thereto from time to time, and Cortland Capital Market Services, LLC, as administrative agent and collateral agent.

10.4*	Amendment No. 1 to Debtor-in-Possession Term Loan Credit Agreement, dated February 26, 2016.
10.5
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

10.7
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

10.8
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

10.9
ABL Incremental Assumption Agreement No. 1, dated as of May 15, 2013, among Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as Incremental Revolving Facility Lender and Administrative Agent (incorporated by reference to Exhibit 10.3 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on July 30, 2013)

10.10
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

Exhibit number	Description
10.12
Incremental Amendment No. 1 to Credit Agreement, dated as of March 8, 2013, by and among Noranda Aluminum Acquisition Corporation, Bank of America, N.A., as Incremental Term Lender, Bank of America, N.A., as Administrative Agent for the Lenders, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013)

10.13
Incremental Amendment No. 2 to Credit Agreement, dated as of May 29, 2013, by and among Noranda Aluminum Acquisition Corporation, Bank of America, N.A., as Incremental Term Lender and Bank of America, N.A., as Incremental Term Lender and Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 30, 2013)

10.14
Intercreditor Agreement, dated as of February 29, 2012, among Noranda Aluminum Holding Corporation, Noranda Aluminum Acquisition Corporation, each of its Subsidiaries identified therein, and Bank of America, N.A., as ABL Agent and Term Agent (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-K filed on March 12, 2012)

10.15†
Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan, dated April 16, 2010 (incorporated by reference to Exhibit 10.1 of Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on April 21, 2010)

10.16†
Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.17†
Form of Non Qualified Stock Option Agreement (Investor Director Providers) (incorporated by reference to Exhibit 10.8 of Noranda Aluminum Holding Corporation’s Registration Statement on Form S-4 filed on January 31, 2008)

10.18†
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

10.21†
Form of Amended and Restated Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.22†
Form of Non Qualified Stock Option Agreement (Management Holders) (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on November 16, 2009)

10.23†	2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on May 10, 2010)
10.24
Amended and Restated Securityholders Agreement, by and among Noranda Aluminum Holding Corporation and the other Holders that are parties thereto, dated as of May 19, 2010 (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on May 19, 2010)

10.25**
Establishment Agreement, dated as of September 30, 2004, between the Government of Jamaica and St. Ann Bauxite Limited (incorporated by reference to Exhibit 10.12 of Noranda Aluminum Holding Corporation’s Annual Report on Form 10-Q filed on February 25, 2009)

10.26**
Amended Establishment Agreement, dated as of June 24, 2010, between the Government of Jamaica and Noranda Bauxite Limited (incorporated by reference to Exhibit 10.5 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on July 30, 2010)

10.27†
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

10.29†
Equity Investment and Incentive Term Sheet, dated October 26, 2010, between Noranda Aluminum Holding Corporation and Scott Croft (incorporated by reference to Exhibit 10.6 of Noranda Aluminum Holding Corporation’s Quarterly Report on Form 10-Q filed on October 29, 2010)

10.30†
Management Incentive Term Sheet, dated October 17, 2013 between Noranda Aluminum Holding Corporation and Dale W. Boyles (incorporated by reference to Exhibit 10.1 of the Noranda Aluminum Holding Corporation’s Current Report on Form 8-K filed on October 23, 2013)

10.31†	2014 Incentive Award Plan (incorporated by reference to Exhibit 99.1 of the Noranda Aluminum Holding Corporation’s Registration Statement on Form S-8 filed on May 13, 2014)
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
31.1	Chief Executive Officer Certification

Exhibit number	Description
31.2	Chief Financial Officer Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

*	Filed herewith.

**	Certain portions of this document have been omitted pursuant to a confidential treatment request.