Form 10-K/A
period 2015-12-31
Noranda Aluminum Holding CORP
filed 2016-04-29
CIK 1422105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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
Registrant’s telephone number, including area code: (615) 771-5700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐*
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐*

*
The registrant’s reporting obligations under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), have terminated, and the registrant’s reporting obligations under Section 15(d) of the Exchange Act are suspended. In accordance with SEC staff interpretations, the registrant filed its Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Form 10-K”), to which this Amendment No. 1 relates. Until such time, if ever, as the registrant’s filing obligations resume, the registrant anticipates that the Original Form 10-K, as amended by this Amendment No. 1 and further amendments to this report, if any, constitutes the last filing it will make with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Exchange Act.
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

Documents Incorporated by Reference:
None

EXPLANATORY NOTE

Noranda Aluminum Holding Corporation is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on March 30, 2016. Amendment No. 1 is being filed solely to set forth information required by Part III, Items 11 and 12 of Form 10-K, which information was not included in the Original Form 10-K. In addition, the note preceded by an asterisk on the cover page of the Original Form 10-K has been amended to address this Amendment No. 1, and Part IV, Item 15 of the Original Form 10-K and the Index to Exhibits in the Original Form 10-K have been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.
Except as described above, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K and, except as set forth herein, does not update or modify the disclosures in the Original Form 10-K.
Capitalized terms used in this Amendment No. 1 that are not defined herein have the meanings set forth in the Original Form 10-K.

PART III

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Effect of Bankruptcy Filing on Our Compensation Programs

This Compensation Discussion and Analysis summarizes our executive compensation programs with respect to compensation for our named executive officers (as defined below) in 2015. On February 8, 2016, we and all of our wholly owned direct and indirect subsidiaries have filed voluntary petitions for a court-supervised restructuring process under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Eastern District of Missouri (the “Bankruptcy Court”); we refer to these filings below collectively as the “bankruptcy filing.”

In light of the bankruptcy filing, the following decisions were recommended by management and approved by the Compensation Committee:

•	No Payouts to Named Executive Officers for 2015 Under Our Incentive Compensation Plan
No payments will be made to the named executive officers with respect to our 2015 Incentive Compensation Plan, and no other cash incentives with respect to 2015 will be paid to them.

•	No Salary Increases for Named Executive Officers
Salaries for our named executive officers have been frozen.

•	Suspension of Processing of Equity Awards
In connection with the bankruptcy filing, the processing of restricted stock awards held by employees and directors has been suspended indefinitely.

•	No Further Grants of Equity Awards
We have suspended indefinitely all further grants of equity awards to employees and directors.

•	No Further Deferrals under the Deferred Compensation Plan
Effective January 1, 2016, no further elections to defer compensation under our deferred compensation plan may be made.

•	No Further 401(k) Matching Contributions for Salaried Employees
We have discontinued matching contributions for salaried employees under the Noranda Aluminum Group Savings Plan.

Further details regarding the effect of the bankruptcy filing on our compensation programs are set forth below.

Introduction

In this Compensation Discussion and Analysis, we discuss compensation related to our executive officers listed in the 2015 Summary Compensation Table that follows this discussion. We sometimes refer to these executive officers as our “named executive officers”:

Name	Title
Layle K. Smith	President and Chief Executive Officer
Dale W. Boyles	Chief Financial Officer
Gail E. Lehman	Chief Administrative Officer, General Counsel and Corporate Secretary
Scott M. Croft	Chief Commercial Officer; President, Flat-Rolled Products Business
Michael J. Griffin	President, Primary Aluminum Business; Vice President of Manufacturing

The terms of employment for each of our executive officers other than Mr. Griffin generally are set forth in a Management Equity Investment and Incentive Term Sheet, which, as initially executed or, if amended, as so amended, we refer to as a “term sheet.”

All share amounts in this Compensation Discussion and Analysis have been adjusted to reflect the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

Objectives of Compensation Program

We designed our compensation programs to retain our executives, motivate them to achieve the specific financial and non-financial objectives underlying the metrics described below under “2015 Compensation Incentive Compensation Plan;” and align their interests with our stockholders. We historically have strived to provide a competitive compensation package in order to attract and retain executive talent.

Our Process for Establishing Our 2015 Compensation Program

Our Compensation Committee reviewed and approved the 2015 compensation programs for our named executive officers. Generally, as has been the case in previous years, the Compensation Committee sought to provide total cash compensation, which includes salary and target bonuses under our Incentive Compensation Plan, that was at or near the 50th percentile in the competitive marketplace. However, as a result of the bankruptcy filing, actual cash compensation for our executive officers was limited to salary. No payments were made under our 2015 Incentive Compensation Plan.

At the direction of the Compensation Committee, we retained Semler Brossy Consulting Group LLC (“Semler Brossy”), a national compensation consulting firm that advises many companies, to provide advice regarding executive compensation. In this capacity, Semler Brossy provided a comparative analysis derived from data relating to a peer group of companies in our industry and a general industry compensation survey that was prepared by Towers Watson & Co.

The peer group companies were the following:

•	Carpenter Technology Corporation	•	Olympic Steel, Inc.
•	Castle (AM) and Company	•	OM Group, Inc.
•	Century Aluminum Company	•	Quanex Building Products Corporation
•	Graftech International, Ltd.	•	Schnitzer Steel Industries, Inc.
•	Haynes International, Inc.	•	Worthington Industries, Inc.
•	Kaiser Aluminum Corporation

The peer group used in 2015 was the same as used in 2014.

While the Compensation Committee considered practices of the peer companies when it made determinations regarding our compensation programs, it did not mechanically benchmark executive compensation relative to specific comparative levels among these peer companies, as there are significant size and scope variations between our company and the peer companies. Instead, the Compensation Committee referenced both the peer group and survey data to obtain an understanding of competitive trends in our industry and in the marketplace generally. Data collected from the general industry survey, which covers numerous companies, did not relate to specifically-named peer organizations, but rather reflected data for companies within objectively defined parameters. Semler Brossy regressed all peer group and survey data based on Noranda HoldCo’s revenue.

Changes in Executive Management in 2015

Effective January 1, 2015, Mr. Croft became our President, Primary & Value Added Business. In addition to his ongoing responsibility over the operations of our Flat-Rolled Products segment, he assumed responsibility, on an interim basis, over the operations of our Primary Aluminum business. Previously, Mr. Croft was President of Norandal USA, Inc., our wholly owned subsidiary that operates the rolling mills (downstream) business that comprises our Flat-Rolled Products segment. Effective May 21, 2015, Mr. Croft became our Chief Commercial Officer, assuming responsibility for our customer and supplier relationships in addition to his responsibility over the operations of our Flat-Rolled Products segment, and, as described below, Mr. Griffin assumed management responsibility over our Primary Aluminum segment. In connection with Mr. Croft’s January 2015 promotion, his salary was increased by $58,511, from $341,489 to $400,000. Mr. Croft continued to have the same target award as a percentage of salary under our Incentive Compensation Plan and continued to receive the same equity awards as our other named executive officers (other than Mr. Smith).

Effective May 21, 2015, Mr. Griffin was promoted to the position of President, Primary Aluminum Business. He also continued to serve as our Vice President, Manufacturing. In connection with his promotion, his target award under our Incentive Compensation Plan as a percentage of salary increased from 40 percent to 60 percent. Mr. Griffin’s equity awards in 2015, which already were the same as the other named executive officers (other than Mr. Smith) were not changed as a result of his promotion

2015 Compensation

Base Salaries

In considering salary increases for the named executive officers, the Compensation Committee noted that no increases were provided to the named executive officers in 2014 and approved five percent increases to Mr. Boyles and Ms. Lehman. Because Mr. Croft was provided a salary increase in connection with his promotion in January 2015, described above, no additional salary increase was provided to him. Similarly, because Mr. Griffin was newly hired in November 2014, he was considered ineligible for a further increase in 2015. Mr. Smith’s salary was maintained at the level then in effect. As a result of the bankruptcy filing, we have imposed a freeze on salary increases.

Incentive Compensation Plan

The following discussion describes the design and operation of our Incentive Compensation Plan for 2015 as it pertained to our named executive officers. However, as a result of the bankruptcy filing, no awards were paid to our named executive officers under the 2015 Incentive Compensation Plan.

The Compensation Committee approved the performance metrics for the 2015 Incentive Compensation Plan. As was the case in 2014, the metrics for 2015 were designed to be standardized for four of our business segments to the extent we deemed practical (a fifth segment, corporate, principally reflects our corporate-level expenses and is not separately referenced in Incentive Compensation Plan metrics).

Each of the following metrics was applied, as indicated, to one or more of our segments (other than the corporate segment, which is not separately addressed in the Incentive Compensation Plan), weighted as indicated in the respective descriptions below. In 2015, we changed the weighting of the metrics by increasing the Free Cash Flow metric from 10% to 15%, and reducing Adjusted EBITDA cost (which pertained to our segments other than the Flat-Rolled Products segment) and Segment Adjusted

EBITDA (which pertained to our Flat-Rolled Products segment) from 50% to 45%. We made this change because we wanted to increase our executives’ focus on cash generation.

Adjusted EBITDA Cost—(45% weighting for the Bauxite and Alumina segments)—Adjusted EBITDA Cost consists of the costs to produce a metric tonne of bauxite or alumina, as applicable, adjusted to correspond to “EBITDA,” as defined in our debt agreements. Detail regarding the calculation of Adjusted EBITDA is contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted EBITDA.” With respect to the Bauxite segment, we provided for further adjustments to eliminate the effect of changes from our 2015 business plan estimates for (i) the base rate under a bauxite production levy assessed by the Government of Jamaica (the “GOJ levy”) (generally an extraction tax determined by the number of metric tons of bauxite that we ship from Jamaica) and (ii) the London Metal Exchange (“LME”) price - linked portion of the GOJ levy. In addition, we made further adjustments to eliminate the effect of changes from our 2015 business plan for the price of bunker C fuel and diesel fuel and the effect of currency fluctuations between Jamaica and U.S. dollars. With respect to the Alumina segment, we provided for further adjustments to eliminate the effect of changes from our 2015 business plan estimates for the price of natural gas, caustic soda and bauxite material. With respect to both segments, we also provided for adjustments to eliminate the effect of fluctuations in “profit in inventory” or “PII.” PII fluctuations generally reflect the impact of period-to-period changes in volume, price and cost of inventory, which, due to the application of “first-in, first out” (“FIFO”) accounting for inventory and other factors, can have a positive or negative effect on gross margins. We selected the Adjusted EBITDA Cost metric because it is used to measure the efficiency and cost effectiveness of our manufacturing assets. We provided for the further adjustments described above because the arbitration decision affecting the base rate portion of the GOJ levy, fluctuations in the LME-linked portion of the GOJ levy, commodities prices, foreign exchange rates and PII generally are out of the control of our management and other employees, and we did not believe it was appropriate for our employees’ award opportunities under the Incentive Compensation Plan to be positively or adversely affected by these fluctuations.

Adjusted EBITDA Cost—(45% weighting for the Primary Aluminum segment)—Adjusted EBITDA Cost for the Primary Aluminum Segment means the cost of producing a pound of sow (commodity grade aluminum), which is based upon the segment’s total primary aluminum costs minus the aggregate premium above the Midwest Transaction Price for value added products (billet, rod, foundry, silafont and value-added sow products), divided by the total pounds shipped. We provided for further adjustments to eliminate the effect of changes from our 2015 business plan estimates for the price of coke, pitch, natural gas and alumina material. We selected Adjusted EBITDA Cost because we believe it provides a good measure of the efficiency and cost effectiveness of the Primary Aluminum manufacturing process. We provided for the further adjustments to this metric described above because fluctuations in commodities prices generally are out of the control of our management and other employees, and we did not believe it was appropriate for our employees’ award opportunities to be positively or negatively affected by these fluctuations.

Enterprise Adjusted EBITDA—(15% weighting—applied to all segments)—Enterprise Adjusted EBITDA represents our consolidated net income before income taxes, net interest expense and depreciation and amortization, further adjusted to correspond to “EBITDA,” as defined in our debt agreements. We believe Enterprise Adjusted EBITDA is an important metric that should be a component of the award opportunity for employees in all segments because it underscores a principal objective for our company and employees, namely the ability of our company, as a consolidated enterprise, to realize a meaningful return from the sale of our products. It also provides an indication of our ability to realize efficiencies in operating our business. In addition, this metric is related to metrics that are relevant to our debt agreements.

Segment Adjusted EBITDA—(45% weighting for the Flat-Rolled Products segment)—Segment Adjusted EBITDA is calculated in the same manner as described above for Enterprise Adjusted EBITDA, but is based on Flat-Rolled Products Segment profit (loss) rather than our consolidated net income before income taxes, and is subject only to those adjustments applicable to the segment. We provided for further adjustments to eliminate the effect of changes from our 2015 business plan estimates for the price of natural gas and to eliminate the effect of gains or losses relating to aluminum price fluctuations while aluminum is held in inventory. We included this metric because it is a reliable indicator of the overall performance of our Flat-Rolled Products segment. We provided for the further adjustments because we did not believe that our employees’ award opportunities under the Incentive Compensation Plan should be affected by items that essentially were out of the control of management and our employees.

Safety (TRIR) (10% weighting for each segment)—We determine performance with respect to this safety metric using the Total Recordable Incident Rate, or “TRIR.” TRIR measures the number of work related injuries that require a specified level of medical treatment per 200,000 hours worked, including, but not limited to, fatalities, lost time injuries, restricted work cases and medical treatments cases. We selected this metric because we believe that safety is an important measurement of performance for any manufacturing company. In addition, we believe that the increased efficiency and cost reduction achieved as a result of improved safety performance can significantly improve our performance. In 2014, we used a safety metric based upon Total Recordable Incident Frequency rate, or “TRIF.” We switched to TRIR in 2015 because TRIR is a standard measure used by the Occupational Health and Safety Administration (OSHA).

Safety (LWDIR) (10% weighting for each segment)—This metric is based on our Lost Workday Case Incidence Rate, or “LWDIR.” The Safety (LWDIR) metric is based on the following calculation:

L x 200,000	Where: L= the number of lost workday cases
T	T= the total number of hours worked

We used the Safety (LWDIR) metric because, aside from the safety considerations addressed in the description of TRIF, the LWDIR metric is based on the severity, rather than frequency, of work related injuries. In addition, LWDIR is a standard measure used by the OSHA.

Safety (ERIF) (5% weighting for each segment)—This metric is based on Environmental Reportable Incident Frequency or “ERIF,” which is based on environmental incidents per 200,000 hours worked. For this purpose, environmental incidents include (i) spills, discharges, excursions and other exceedances that are reportable to an environmental regulatory agency, (ii) permit breaches that are reportable to regulatory agencies and (iii) regulatory actions or orders that cause corrective responses and reporting to regulatory agencies. We believe that our executives should focus on reducing environmental incidents, to protect the environmental health and safety of our employees, as well as the health and safety of the communities in which our operations are located.

Free Cash Flow (15% weighting for each segment)—Free Cash Flow is defined for each segment as the aggregate of (i) Adjusted EBITDA (further adjusted to eliminate the effect of pricing changes resulting from changes in LME prices from those estimated in our 2015 business plan), plus/minus (ii) decreases/increases in accounts receivable (exclusive of intercompany transactions), plus/minus (iii) increases/decreases in accounts payable (exclusive of intercompany transactions, except with respect to the Flat-Rolled Products segment (which purchase aluminum from several sources, including our Primary Aluminum segment; we did not wish to subject an assessment of Flat-Rolled Products segment performance to anomalies that otherwise could occur depending on whether we direct purchases to be made internally or from third-party sources), plus/minus (iv) decreases/increases in inventory (on a FIFO basis), minus (v) capital expenditures (which, for this purpose, are deemed to include expenditures related to construction of haul roads used in the mining of bauxite and acquisition of bauxite land mining rights; these expenditures are not classified as capital expenditures for financial statement purposes). We believe this metric provides a useful indicator of each segment’s ability to manage invested capital and generate cash.

The target award for each of the named executive officers under the Incentive Compensation Plan was based on a percentage of his or her annual salary. The Compensation Committee considered peer group and general industry data provided by Semler Brossy in approving the size of the target award. However, as was the case in 2014, we established target award levels so that all executive officers, other than Mr. Smith, had the same target award percentage applied to their respective salaries. We felt that using the same target percentage would enhance teamwork among our executives in working towards our success. Salary percentages and target awards were as follows for 2015:

	Target award as a percentage of salary	Target award
Name	%	$
Layle K. Smith	100	900,000
Dale W. Boyles	60	252,000
Gail E. Lehman	60	234,009
Scott M. Croft	60	240,000
Michael J. Griffin*	60	147,777

*
Mr. Griffin’s target award as a percentage of salary was prorated to reflect 40 percent of his salary through the date of his promotion to President, Primary Business and 60 percent of his salary during the remainder of the year.

Targets were set for each metric based on amounts that were budgeted early in 2015. Target and actual achievement amounts for several metrics are shown in the following table.

	Target amount	Actual amount
Metric	$	$
Enterprise Adjusted EBITDA	244.4 million	5.7 million
Flat-Rolled Products Adjusted EBITDA	55.7 million	62.4 million
Bauxite Adjusted EBITDA Cost	22.75 per Mt	24.97 per Mt
Alumina Adjusted EBITDA Cost	278.71 per Mt	292.32 per Mt
Primary Aluminum Adjusted EBITDA Cost	0.798 per lb	0.947 per lb

Information regarding the specific performance targets for other metrics described above and actual performance achieved with regard to those metrics are neither considered necessary to understand how compensation was paid under the 2014 Incentive Compensation Plan nor material to an understanding of our compensation arrangements, and this information is not addressed in this discussion because it represents confidential business or financial information that is not otherwise disclosed to the public. We believe that disclosing this information could cause significant competitive harm to our company.

With respect to the metrics under the plan, we aim to set performance targets that are aggressive, but sufficiently realistic to motivate the performance of our named executive officers. In that regard, we believe that the targets for each metric in the 2015 Incentive Compensation Plan were set at appropriate levels at the beginning of the performance cycle and were considered more than sufficient to motivate the achievement of operational and financial performance. In addition, the targets represented a significant and appropriate challenge for management. Historical achievement rates provide some measure of the difficulty of attaining target achievement, as indicated by the following table.

	Percentage of Target Achievement
	2015	2014(a)	2013	2012(b)	2011	2010
Bauxite	88%	43%	75%	30%	87%	40%
Alumina	105%	40%	78%	31%	57%	94%
Primary Aluminum	66%	13%	63%	10%	89%	114%
Flat-Rolled Products	151%	93%	91%	50%	103%	150%
Blended Corporate	103%	47%	77%	30%	84%	116%

(a)	The 2014 percentages shown do not include a 12.5% “liquidity adder” that was paid with respect to the 2014 Incentive Compensation Plan.

(b)
In 2012, because Enterprise Adjusted EBITDA was less than $180 million, no payments were made based on the performance metrics, other than the safety-related metrics, although each of the named executive officers other than Mr. Smith were provided a special payment ranging from 2.5% to 12.5% of their respective target awards, as described in more detail in the proxy statement for our 2013 Annual Meeting.

As demonstrated by the above table, in some instances target performance was not achieved while in other instances target performance was exceeded. Overall, we believe that achievement of target goals under the 2015 Incentive Compensation Plan structure, while certainly motivational and aspirational in nature, was difficult (as a result of the development of an extremely adverse aluminum price environment and other adverse events in 2015, some 2015 target goals became very challenging). In addition, award opportunities are based on metrics that were determined to be critical to our success in any given year and that can be significantly affected by our executives’ superior performance.

Based on our actual performance, an achievement percentage is applied to each metric. The achievement percentage varies from 70% if the minimum performance threshold is met, to 200% if the maximum performance level is achieved. If the target amount for a metric is achieved, the achievement percentage is 100%. The total achievement percentage for a segment equals the weighted average achievement percentage for all applicable performance metrics.

The following tables show the metrics utilized for 2015, along with the weighting applied to, and achievement percentage reached for, each metric.

Bauxite metrics	Weight %	Achievement %
Bauxite Adjusted EBITDA Cost	45.0	83.79
Enterprise Adjusted EBITDA	15.0	0.00
Bauxite Free Cash Flow	15.0	0.00
Bauxite Safety (TRIF)	10.0	200.00
Bauxite Safety (LWDIR)	10.0	200.00
Bauxite Safety (ERIF)	5.0	200.00
Total Bauxite	100.0	87.71

Alumina metrics	Weight %	Achievement %
Alumina Adjusted EBITDA Cost	45.0	77.85
Enterprise Adjusted EBITDA	15.0	0.00
Alumina Free Cash Flow	15.0	200.00
Alumina Safety (TRIF)	10.0	200.00
Alumina Safety (LWDIR)	10.0	99.94
Alumina Safety (ERIF)	5.0	199.43
Total Alumina	100.0	105.00

Primary Aluminum metrics	Weight %	Achievement %
Primary Aluminum Adjusted EBITDA Cost	45.0	70.22
Enterprise Adjusted EBITDA	15.0	0.00
Primary Aluminum Free Cash Flow	15.0	80.67
Primary Aluminum Safety (TRIF)	10.0	73.36
Primary Aluminum Safety (LWDIR)	10.0	149.07
Primary Aluminum Safety (ERIF)	5.0	0.00
Total Primary Aluminum	100.0	65.94

Flat-Rolled Products metrics	Weight %	Achievement %
Flat-Rolled Products Adjusted EBITDA	45.0	200.00
Enterprise Adjusted EBITDA	15.0	0.00
Flat-Rolled Products Free Cash Flow	15.0	99.81
Flat-Rolled Products Safety (TRIF)	10.0	200.00
Flat-Rolled Products Safety (LWDIR)	10.0	163.37
Flat-Rolled Products Safety (ERIF)	5.0	200.00
Total Flat-Rolled Products	100.0	151.31

Blended Corporate metric	Weight %	Achievement %
Total Bauxite	25.0	87.71
Total Alumina	25.0	105.00
Total Primary Aluminum	25.0	65.94
Total Flat-Rolled Products	25.0	151.31
Total Blended Corporate	100.0	102.49

As indicated in the table above, the Blended Corporate metric, which was applicable to Mr. Smith, Mr. Boyles and Ms. Lehman, was based on equal weighting of the total achievement for each of our segments. Mr. Croft’s award opportunity was bifurcated to reflect the changes in his responsibilities on May 21, 2015, the date Mr. Griffin became President, Primary Aluminum Business; 38.63% of Mr. Croft’s award was based on achievement with respect to the Blended Corporate metric (50% weighting), the Primary Aluminum metrics (25% weighting) and the Flat-Rolled Products metrics (25% weighting), and the remaining 61.37% of his award opportunity was based on achievement with respect to the Blended Corporate metric (50% weighting) and the Flat-Rolled Products metrics (50% weighting). Mr. Griffin’s award opportunity was based on achievement with respect to the Blended Corporate metric (50% weighting) and the Primary Aluminum metric (50% weighting).

However, as noted above, due to the bankruptcy filing, no awards were paid to the named executive officers under the 2015 Incentive Compensation Plan

Long-Term Incentives

The following discussion describes the operation of our equity award program in 2015. In connection with the bankruptcy filing, the processing of outstanding equity awards, all of which are held by employees and directors, has been suspended indefinitely.

Our equity award program in 2015 involved the award of restricted stock, principally to senior managers, including the named executive officers. The restricted stock awarded to each named executive officer was divided into two tranches, consisting of service-vesting restricted stock and performance-vesting restricted stock.

The service-vesting restricted stock was designed to vest on the following schedule:

•    25% on the first anniversary of grant date.
•    25% on the second anniversary of grant date.
•    50% on the third anniversary of grant date.

We adopted this vesting schedule because it balances the advantages of two commonly used vesting schedules: one that provides for equal vesting over the three year vesting period (“average vesting”) and one that provides for all vesting to occur at the end of the vesting period (“cliff vesting”). Average vesting provides incremental benefits to participants, but does not provide the strongest possible incentive for continued employment over the entire vesting period. Cliff vesting is designed to provide a strong incentive for continued employment, but the absence of any incremental benefit prior to the end of the vesting period may have the opposite effect because the need to wait until the end of the vesting period before any shares will vest may have a discouraging effect on employees. The vesting schedule we use for our service-vesting restricted stock was designed to provide meaningful incremental vesting while also encouraging continued employment throughout the vesting period.

The performance-vesting restricted stock was designed to vest based on performance during a three year performance period. For example, restricted stock granted in 2015 has a performance period covering the 2015-2017 years. The number of shares of restricted stock that vest will be based upon the average percentage achievement (as a percentage of the target achievement) with respect to the Blended Corporate metric under the Incentive Compensation Plan for each of the three years during the performance period. We focus on the Blended Corporate metric because, as explained above under “Incentive Compensation Plan,” it encompasses metrics applicable to all of our business segments. The shares underlying the grants of performance-vesting restricted stock constitute the maximum number of shares that may be awarded, equal to two times the number of shares that would vest based on target performance.

In 2013, we supplemented our grant of performance-vesting restricted stock and service-vesting restricted stock with shareholder return performance-based restricted stock, the vesting of which was contingent upon the achievement of a specified stock price target prior to the third anniversary of the grant date. The shareholder return performance-based restricted stock did not vest and expired in April 2016. In 2014, we also made an incremental grant, constituting additional shares of service-vesting restricted stock. In 2015, the Compensation Committee again approved an incremental grant of service-vesting restricted stock. In allocating the incremental grants, the Compensation Committee determined to increase the number of incremental restricted shares for each of our named executive officers other than Mr. Smith from 3,000 restricted shares to 3,571 restricted shares. The increase reflected information provided by Semler Brossy in its comparative analysis indicating that the value of long-term incentive grants to these executives was somewhat to significantly below the median value of long-term incentives provided to executives in similar positions at the peer group companies.

The following table shows the number of shares of service-vesting and performance-vesting restricted stock granted to each named executive officer in 2015:

Name	Total shares of service-vesting restricted stock awarded(1)	Total shares of performance-vesting restricted stock awarded(2)
Layle K. Smith	23,340	18,108
Dale W. Boyles	5,429	3,716
Gail E. Lehman	5,429	3,716
Scott M. Croft	5,429	3,716
Michael J. Griffin	5,429	3,716

(1)	Includes incremental grants of 3,571 shares to Mr. Boyles, Ms. Lehman, Mr. Croft, and Mr. Griffin.

(2)
The shares of restricted stock set forth in the “Total shares of performance-vesting restricted stock awarded” column constitutes shares that will vest if the maximum performance level (200% of target) is achieved. If target performance is achieved, 9,054 restricted shares held by Mr. Smith, and 1,858 restricted shares held by each of the other named executive officers will vest; the other restricted shares will be forfeited.

As noted above, in connection with the bankruptcy filing, the processing of outstanding equity awards held by employees and directors has been suspended indefinitely.

The performance-vesting restricted stock is not reflected in the 2015 Summary Compensation Table. SEC regulations require that the Summary Compensation Table reflect the grant date value of stock awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”). Under ASC Topic 718, a grant date occurs when an employer and employee reach a mutual understanding of the key terms and conditions of a share-based payment award. Because the vesting of the performance-vesting restricted stock will be dependent on the average performance under the Blended Corporate metric for each of the three years in the 2015-2017 performance period, and the Compensation Committee had not determined, as of December 31, 2015, the various metrics that will be incorporated into the Blended Corporate metric for 2016 and 2017, we concluded that the key terms and conditions of the performance-vesting restricted stock were not yet determined, as reflected in Note 17 to the audited consolidated financial statements included in this report. Therefore, a grant date for the performance-vesting restricted stock, as determined under ASC Topic 718, has not yet occurred. For similar reasons, the grant date for performance-vesting restricted stock awarded in 2013 was not deemed to occur until February 2015, when the various metrics incorporated into the Blended Corporate Metric for 2015 were determined; the grant date fair value of those awards is included in the “Stock Awards” column in the 2015 Summary Compensation Table below in this Item 11.

Status of Performance-Vesting Restricted Stock Awarded in 2013

In 2013, we awarded performance vesting restricted stock to each of our then-serving named executive officers for a performance period covering the 2013-2015 years. The number of shares of performance-vesting restricted stock that were to have vested with respect to this performance period was based upon the average percentage achievement (as a percentage of target achievement) with respect to the Blended Corporate metric under the Incentive Compensation Plan for each of the three years during the performance period. The various metrics comprising the Blended Corporate metric and the weighting of those metrics were substantially similar in 2013, 2014 and 2015.

Average percentage achievement with respect to the Blended Corporate metric from 2013 through 2015 equaled 75.65% of the target award for performance-vesting restricted stock awarded in 2013. As a result, the shares that would have been issuable upon service-vesting of the performance-vested restricted stock, including dividend equivalents, are shown in the following table:

Name	Shares of performance-vesting restricted stock held(1)	Shares issuable based on performance-vesting(2)
Layle K. Smith	33,952	12,842
Dale W. Boyles(3)	—	—
Gail E. Lehman	7,036	2,661
Scott M. Croft	7,036	2,661
Michael J. Griffin(3)	—	—

(1)
Includes restricted stock issued as dividend equivalents during the performance period. The shares of performance-vesting restricted stock in this column constitute the number of shares that would have performance-vested if the maximum performance level (200% of target) were achieved.

(2)
The shares listed in this column underlie restricted stock that, in accordance with the initial terms of the performance-vested restricted stock, performance-vested based on performance during the 2013-2015 performance period.

(3)	Messrs. Boyles and Griffin were not employed by us at the time the performance-vesting restricted stock was awarded.

In connection with the bankruptcy filing, the processing of outstanding equity awards held by employees and directors has been suspended indefinitely.

Ongoing and Post-Employment Compensation

We historically have had several plans and agreements addressing compensation for our named executive officers that accrued value as the executive officer continued to work for us, provided special benefits upon certain types of termination events or provided retirement benefits. These plans and agreements were designed to be part of a competitive compensation package, in some cases not only for executive officers, but for other employees as well. However, as noted below, primarily as a result of our bankruptcy filing, the benefits under these plans or agreements have been curtailed or otherwise are uncertain and ultimately are subject to the determination of the Bankruptcy Court.

Noranda Aluminum Group Savings Plan (referred to below as the “Savings Plan”). Each of our continuing named executive officers participates in the Savings Plan, a 401(k) qualified plan. Prior to December 15, 2015, we matched 50% of employee contributions up to 6% of employee eligible compensation. Our matching contributions are 100% vested after three years of service. On December 15, 2015, we suspended matching contributions for salaried employees. Each of the named executive officers may elect to contribute a maximum of 15% of his or her eligible compensation.

Noranda Aluminum Inc. Aluminum Group Retirement Plan (referred to below as the “Aluminum Group Retirement Plan”). Each of our named executive officers participates in the Aluminum Group Retirement Plan, which is a company-wide, non-contributory defined benefit pension plan for salaried and non-union hourly employees. Benefits are vested after five years of service and are based on average annual compensation and length of service of the employee. See “2015 Pension Benefits” below in this Item 11 for further information. The Aluminum Group Retirement Plan is underfunded, which may affect the ultimate amount of benefits to be provided by the plan: whether (i) additional contributions will be made to the Aluminum Group Retirement Plan and (ii) the plan will continue will be determined during the bankruptcy proceedings.

Noranda Aluminum, Inc. Management Supplemental Benefit Plan (referred to below as the “Management Supplemental Benefit Plan”). The Management Supplemental Benefit Plan is a separate supplemental non-qualified pension plan in which current executive officers and other highly compensated employees have participated. The Management Supplemental Benefit Plan was designed to provide retirement benefits equal to the difference, if any, between the maximum benefit allowed under the Aluminum Group Retirement Plan under applicable Internal Revenue Code limits and the amount that would be provided under the Aluminum Retirement Pension Plan if no such limits were applied. The Management Supplemental Benefit Plan also recognizes as covered earnings deferred salary and bonuses, which are not included as covered compensation under the Aluminum

Group Retirement Plan. Each of our named executive officers participates in the Management Supplemental Benefit Plan. See “2015 Pension Benefits” below I this Item 11 for further information. As a result of the bankruptcy filing, the trust holding amounts for payments from the Management Supplemental Benefit Plan is subject to the claims of creditors, and we are unable to predict whether any benefit amounts under the plan will be paid.

Noranda Aluminum, Inc. and Participating Subsidiaries Non-Qualified Deferred Compensation Plan (referred to below as the "Deferred Compensation Plan"). Under the Deferred Compensation Plan, executive officers and other highly compensated employees could defer a portion of their base salary and annual bonus. Amounts deferred were not actually invested, but were credited with interest at a rate equal to the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance Company (which for 2015 was 5.6% and for 2016 will be 4.54%). Ms. Lehman participated in this plan in 2015. As a result of the bankruptcy filing, the trust holding amounts for payments from the Deferred Compensation Plan is subject to the claims of creditors, and we are unable to predict whether any benefit amounts under this plan will be paid. Effective January 1, 2016, no further elections to defer compensation can be made.

Change in Control and Severance Arrangements under Executive Term Sheets. We entered into term sheets with each of our executive officers that include change in control and severance terms because we believed that change in control and severance protections promote management stability during potential periods of uncertainty. Absent such protections, we believed there would be an increased risk that executive officers would seek other employment opportunities if they became concerned about their employment security following or in anticipation of a change in control. The arrangements were designed to provide financial security to a named executive officer in the event the named executive officer is terminated without cause in connection with a change in control by providing a meaningful payment to the named executive officer; we believed that this protection would help ensure the retention and continued focus of management at pivotal times. We also determined to provide severance protection to our named executive officers, although at lower payment levels, for certain terminations unrelated to a change in control. These severance protections were designed to provide a competitive benefit that would enhance our ability to retain capable executive officers. During 2015, we changed provisions of the term sheets with respect to the definition of “change in control.” See “Potential Payments Upon Termination or Change in Control” below in this Item 11. As a result of the bankruptcy filing and restrictions imposed on the ability to pay severance and certain other payments, our ability to make the payments described in this section is uncertain.

The term sheets provide for payments and other benefits if, within 18 months following a change of control, a named executive officer’s employment is terminated without cause and other than due to the named executive officer’s disability or death, or if a named executive officer terminates employment for “good reason” (as defined in the term sheets). In effect, the change in control provisions require what is sometimes called a “double trigger,” namely both a change in control and a specified termination event before payment is made. The term sheets also provide for lesser payments if these types of terminations occur outside of the context of a change in control. The change in control and severance arrangements do not include tax gross-up provisions, which involve additional payments to a named executive officer if the named executive officer becomes liable for payment of excise tax under Section 4999 of the Internal Revenue Code with respect to payments in connection with a change in control. Instead, if the change in control payments to a named executive officer would be subject to the excise tax, we would reduce the payments to the highest amount that could be paid without triggering the excise tax, unless the named executive officer would have a greater after-tax benefit if the payment is not reduced and the excise tax is paid, in which case the named executive officer would pay any applicable excise tax. See “Potential Payments upon Termination or Change in Control” below in this Item 11 for additional information.

As a result of the bankruptcy filing, we are unable to predict whether, and to what extent, the severance and change of control arrangements will continue to be in effect.

Tax Considerations

Section 162(m) of the Internal Revenue Code limits to $1 million the deductibility for federal income tax purposes of annual compensation paid by a publicly held company to its chief executive officer and other specified highest paid executive officers, unless certain conditions are met. We structured certain portions of our executive compensation program to preserve deductibility for federal income tax purposes. In light of the suspension of our reporting requirements under Section 13 and Section 15(d) of the Exchange Act, we do anticipate that Section 162(m) will not be applicable with respect to compensation of our executive officers for 2016 and subsequent years, until such year, if ever, as we again are subject to the reporting requirements.

Stockholder Advisory Vote on Executive Compensation

At our 2011 annual meeting, our stockholders voted, on an advisory basis, to recommend the holding of advisory votes on named executive officer compensation every three years. After consideration of these voting results and other factors, the Board determined that we will hold an advisory vote on compensation of our named executive officers every three years.
Our most recent advisory vote on executive compensation was held at the 2014 annual meeting. At that meeting, our stockholders approved, on an advisory basis, the compensation paid to our named executive officers, as disclosed under the compensation disclosure rules of the SEC, including the compensation discussion and analysis, the compensation tables and any related materials included in the proxy statement for the 2014 annual meeting. The stockholder vote in favor of named executive officer compensation totaled approximately 95.2% of all votes cast, including abstentions. We again considered the results of the advisory vote and, in light of the strong favorable vote of our stockholders, we determined that no specific action need be taken in response to the vote.

Nevertheless, our bankruptcy filing has necessitated a number of reductions in compensatory payments and other benefits, as described above.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with Company management the Compensation Discussion and Analysis provided above in this Proxy Statement. Based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Carl J. Rickertsen, Chairman
Elliot G. Sagor
Alan H. Schumacher

2015 Summary Compensation Table
The following table sets forth information regarding the annual compensation for 2015, 2014 and 2013 of our Chief Executive Officer, Chief Financial Officer, and our other three executive officers.

Name and principal and position	Year	Salary(1)	Bonus	Stock awards(2)	Non-equity incentive plan compensation(3)	Change in pension value and non-qualified deferred compensation earnings(4)	All other compensation(5)	Total
		$	$	$	$	$	$	$
Layle K. Smith,	2015	900,000	—	676,859	—	326,128	11,742	1,914,729
President and Chief Executive Officer	2014	900,000	—	849,332	539,468	694,101	11,592	2,994,493
	2013	900,000	—	680,095	710,141	188,034	7,446	2,485,716
Dale W. Boyles,	2015	415,000	—	87,771	—	77,306	11,135	591,212
Chief Financial Officer	2014	400,000	—	175,953	143,858	78,133	10,784	808,728
	2013	63,667	41,000	116,000	—	5,036	1,401	227,104
Gail E. Lehman,	2015	385,372		149,189	—	93,698	10,912	639,171
Chief Administrative Officer, General Counsel and Secretary	2014	371,443	—	175,953	133,588	153,856	10,618	845,458
	2013	368,086	—	140,544	175,851	31,069	8,237	723,787
Scott M. Croft,	2015	400,000	—	149,189	—	68,634	10,984	628,807
Chief Commercial Officer and President, Flat-Rolled Products Business(6)	2014	341,489	—	175,953	169,652	530,997	10,067	1,228,158
	2013	338,205	—	140,544	176,581	—	7,982	663,312
Michael J. Griffin	2015	300,000	—	87,771	—	48,536	34,474	470,781
President, Primary Aluminum, VP Manufacturing(7)

(1)
Ms. Lehman deferred $11,561 of her salary in 2015 and $3,172 of her Non-equity Incentive Plan Compensation paid in 2015 under the Noranda Aluminum, Inc. and Participating Subsidiaries Non-Qualified Deferred Compensation Plan.

(2)
The amounts shown for stock awards include the grant date fair value of the service-vesting restricted stock awards granted in 2015, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC Topic 718"). Because a “grant date,” as defined under ASC Topic 718, is not yet deemed to have occurred with respect to performance-vesting restricted stock we granted in 2015, the amounts shown for 2015 do not reflect the grant date value of those shares of restricted stock. However, because a “grant date” is deemed to have occurred in 2015 with respect to performance-vesting restricted stock awarded in 2013, the amounts shown for stock awards in 2015 include the grant date fair value of those shares of restricted stock. The grant date fair value of the service-vesting restricted stock granted in 2015, and performance-vesting restricted stock awarded in 2013, is as follows:

Name	Service-vesting restricted stock	Performance-vesting restricted stock awarded in 2013
Layle K. Smith	$377,375	299,484
Dale W. Boyles	$87,771	—
Gail E. Lehman	$87,771	61,418
Scott M. Croft	$87,771	61,418
Michael J. Griffin	$87,771	—
With respect to the performance-vesting restricted stock awarded in 2013, the amounts disclosed in the table represent the grant date fair value based upon the probable outcome of the performance conditions, determined at the deemed grant date in accordance with ASC Topic 718. The value of these restricted stock awards at the deemed grant date, assuming the highest level of performance was achieved, was as follows for each named executive officer: Mr. Smith, $395,881; Ms. Lehman, $81,187; and Mr. Croft, $81,187.

In connection with the bankruptcy filing, the processing of outstanding equity awards held by employees and directors have been suspended indefinitely.

(3)
As a result of the bankruptcy filing, no awards were paid under our Incentive Compensation Plan for 2015. See “Compensation Discussion and Analysis – 2015 Compensation – Incentive Compensation Plan” for further information regarding the incentive compensation plan.

(4)
Includes (i) the aggregate annual change in the actuarial present values of the named executive officers’ accumulated benefit under the Aluminum Group Retirement Plan and the Management Supplemental Benefit Plan and (ii) for Ms. Lehman, “above-market” interest under the Deferred Compensation Plan, which, under SEC regulations, refers to interest in excess of 120% of the applicable federal long-term rate. Year-over-year changes in the actuarial present value of the named executive officers’ accumulated pension benefit largely reflect changes in actuarial assumptions, as well as increases in credited service, age and compensation. The changes in pension values in 2015 for each named executive officer under our two defined benefit pension plans in which they participate is set forth below. The Aluminum Group Retirement Plan is underfunded, which may affect the ultimate amount of benefits to be provided by the plan; whether (i) additional contributions will be made to the Aluminum Group Retirement Plan and (ii) the plan will continue will be determined during the bankruptcy proceedings. Moreover, the status of our obligations under the Management Supplemental Benefit Plan is subject to the Bankruptcy Court's determination, and participants have the status of unsecured creditors with respect to this benefit. In addition, the trust holding amounts for payments from the Supplemental Plan is subject to the claims of creditors. Therefore, we are unable to predict whether any benefit amounts under the Management Supplemental Benefit Plan will be paid.

		Change in pension value*
Name	Plan name	$
Layle K. Smith	Aluminum Group Retirement Plan	48,229
	Management Supplemental Benefit Plan**	277,899
	Total	326,128

Dale W. Boyles	Aluminum Group Retirement Plan	38,750
	Management Supplemental Benefit Plan	38,556
	Total	77,306

Gail E. Lehman	Aluminum Group Retirement Plan	34,456
	Management Supplemental Benefit Plan	59,242
	Total	93,698

Scott M. Croft	Aluminum Group Retirement Plan	11,559
	Management Supplemental Benefit Plan	57,075
	Total	68,634

Michael J. Griffin	Aluminum Group Retirement Plan	43,691
	Management Supplemental Benefit Plan	4,845
	Total	48,536

*
Present values shown represent the increase in present value of accrued pension benefits from December 31, 2014 to December 31, 2015. Benefits are assumed to begin at age 65 (which is the plans’ earliest unreduced retirement age). The discount rate assumption used in calculating the present values as of December 31, 2015 and December 31, 2014 are 4.3% and 4.0%, respectively, for the Aluminum Group Retirement Plan and 4.4% and 4.1%, respectively, for the Management Supplemental Benefit Plan. Additional assumptions are generally the same as those used to calculate the pension liabilities for financial reporting purposes under ASC Topic 715.

Above-market interest in 2015 for Ms. Lehman, the only named executive officer who participates in the Deferred Compensation Plan, included in the Summary Compensation Table for 2015 is $1,672. The foregoing amount is based on interest of 2.47% in excess of the applicable federal long-term rate credited under the deferred compensation plan, under which deferred amounts are credited with interest at a rate equal to the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance Company (which, for 2015, was 5.60%). As a result of the bankruptcy filing, the trust holding amounts for payments from the Deferred Compensation Plan is subject to the claims of creditors. We are unable to predict whether any benefit amounts under this plan will be paid.

(5) The amounts in the “All Other Compensation” column for 2015 include the following:

	GTL insurance(a)	Relocation Expenses	Company 401(k) match(b)	Total
Name	$	$	$	$
Layle K. Smith	3,792	—	7,950	11,742
Dale W. Boyles	3,185	—	7,950	11,135
Gail E. Lehman	2,962	—	7,950	10,912
Scott M. Croft	3,034	—	7,950	10,984
Michael J. Griffin	2,275	27,249	7,950	37,474

(a)
Under our group term life insurance policies, we provide coverage in amounts up to two times the named executive officers’ base pay (limited to $1,000,000). Amounts reported in the table above represent the dollar value of insurance premiums paid on behalf of each named executive officer in 2015.

(b)
Our named executive officers are eligible to participate in the Noranda Aluminum Group Savings Plan, a 401(k) qualified plan. Noranda matched 50% of employee contributions up to 6% of employee pay until matching contributions for salaried employees stopped as of December 15, 2015. Our matching contributions are 100% vested after three years of service. Amounts reported in the table above represent the amount of our matching contributions made in 2015.

(6)	Mr. Croft assumed his current position on May 21, 2015. From January 1, 2015 until May 21, 2015 he was President, Primary and Value-Added Business. During 2014, he was President-Norandal USA, Inc.

(7)	Mr. Griffin became an executive officer on May 21, 2015, when he became President, Primary Aluminum Business. He continued to serve as our Vice President of Manufacturing.

2015 Grants of Plan-Based Awards
The following table sets forth information regarding our grants of plan-based awards to the named executive officers in 2015. Please note that the amounts shown under the “Estimated possible payouts under non-equity incentive plan awards” columns represent possible payouts under our 2015 Incentive Compensation Plan, as initially designed. In fact, as a result of our bankruptcy filing, no payouts were made to the named executive officers with respect to the 2015 Incentive Compensation Plan. Moreover, in connection with the bankruptcy filing, the processing of outstanding equity awards held by employees and directors has been suspended indefinitely.

All share amounts in the table have been adjusted to reflect the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

				Estimated possible payouts under non-equity incentive plan awards (2)		Estimated future payouts under equity incentive plan awards (3)		All other stock awards: shares of stock or units (4) (#)	Grant date fair value of stock awards ($)
Name	Type of Award (1)	Grant Date	Approval Date	Target ($)	Maximum ($)	Target (#)	Maximum (#)
Layle K. Smith	ICP	3/24/2015	3/9/2015	900,000	1,800,000	—	—	—	—
	P-RS13	3/9/2015	4/2/2013	—	—	9,489	18,978	—	391,719
	RES	5/18/2015	5/4/2015	—	—	—	—	23,340	532,619
Dale W. Boyles	ICP	3/24/2015	3/9/2015	252,000	1,008,000	—	—	—	—
	RES	5/18/2015	5/4/2015	—	—	—	—	5,429	123,890
Gail E. Lehman	ICP	3/24/2015	3/9/2015	234,009	468,018	—	—	—	—
	P-RS13	3/9/2015	4/2/2013	—	—	1,946	3,892	—	80,354
	RES	5/18/2015	5/4/2015	—	—	—	—	5,429	123,890
Scott M. Croft	ICP	3/24/2015	3/9/2015	240,000	480,000	—	—	—	—
	P-RS13	3/9/2015	4/2/2013	—	—	1,946	3,892	—	80,354
	RES	5/18/2015	5/4/2015	—	—	—	—	5,429	123,890
Michael J. Griffin	ICP	3/24/2015	3/9/2015	147,777	295,554	—	—	—	—
	RES	5/18/2015	5/4/2015	—	—	—	—	5,429	123,890

(1)
The types of awards indicated in this column are the following: Incentive Compensation Plan award opportunities (ICP); performance-vesting restricted stock initially approved in 2013 (P-RS13); and service-vesting restricted stock (RES).

(2)
There was no specified minimum payout under the 2015 Incentive Compensation Plan, although there were minimum performance levels required to be achieved with regard to the various metrics included in the plan. See “Compensation Discussion and Analysis-2015 Compensation-Incentive Compensation Plan.”

(3)
The performance-vesting restricted stock included in these columns was awarded in 2013. However, because a “grant date,” as defined under ASC Topic 718, was not deemed to occur until 2015, the performance-vesting restricted stock award is treated as granted in 2015. The number of shares shown in the table includes performance-vesting restricted stock granted as dividend equivalents prior to the deemed grant date. The number of shares of performance-vesting restricted stock that vest was to be based upon the average percentage achievement (as a percentage of target achievement) with respect to the Blended Corporate metric under the Incentive Compensation Plan for each of the three years during the 2013-2015 performance period. See “Compensation Discussion and Analysis-2015 Compensation-Status of Performance-Vesting Restricted Stock Awarded in 2013” and “Compensation Discussion and Analysis-2015 Compensation-Long-Term Incentives” for additional information. In connection with the bankruptcy filing, the processing of outstanding equity awards held by employees and directors has been suspended indefinitely. Because a “grant date,” as defined under ASC Topic 718, is not yet deemed to have occurred with respect to performance-vesting restricted stock we granted in 2014 and 2015, the table does not reflect the value of performance-vesting restricted stock granted in 2014 and 2015. For additional information, see “Compensation Discussion and Analysis-2015 Compensation-Long Term Incentives.”

(4)
Constitutes service-vesting restricted stock, of which 25% was to vest on each of the first and second anniversaries of the date of grant and the remaining 50% was to vest on the third anniversary of the date of grant. In connection with the bankruptcy filing, the processing of outstanding equity awards held by employees and directors has been suspended indefinitely.

2015 Outstanding Equity Awards at Fiscal Year End
The following table provides information regarding outstanding stock options and restricted stock held by the named executive officers at December 31, 2015. In connection with the bankruptcy filing, the processing of outstanding equity awards held by employees and directors has been suspended indefinitely.
All share, market price per share and exercise price per share amounts in the table and accompanying footnotes have been adjusted to reflect the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

	Option awards				Stock awards
Name	Shares underlying unexercised options exercisable(1) (#)	Shares underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Shares or units that have not vested (2) (#)	Market value of shares or units that have not vested(3) ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (4) (#)	Equity inventive plan awards: market of payout value of unearned shares, units or other rights that have not vested (3) ($)
Layle K. Smith	28,571	—	7.98	November 12, 2019	46,083	14,747	70,632	22,602
Dale W. Boyles	—	—	—	—	12,104	3,873	7,524	2,408
Gail E. Lehman	—	—	—	—	10,151	3,248	14,560	4,659
Scott M. Croft	17,514	—	14.00	May 29, 2017	10,151	3,248	14,560	4,659
Michael J. Griffin	—	—	—	—	5,469	1,750	3,742	1,197

(1)
The characterization of the options as “exercisable” reflects the terms of the relevant option documents. However, as noted above, in connection with the bankruptcy filing, the processing of outstanding equity awards held by employees and directors has been suspended indefinitely.

(2)
Includes, for Mr. Smith, Ms. Lehman and Mr. Croft, respectively, 4,745, 973 and 973 shares of service-vesting restricted stock, originally scheduled to vest on April 12, 2016. Also includes, for Mr. Boyles, 2,926 shares of service-vesting restricted stock, originally scheduled to vest on November 5, 2016. Also includes, for Mr. Smith, Mr. Boyles, Ms. Lehman and Mr. Croft, respectively, 17,825, 3,709, 3,709 and 3,709 shares of service-vesting restricted stock, of which one-third of the unvested shares was originally scheduled to vest on May 2, 2016, and the remaining two-thirds was originally scheduled to vest on May 2, 2017. Also includes, for Mr. Smith, Mr. Boyles, Ms. Lehman, Mr. Croft and Mr. Griffin, respectively, 23,513, 5,469, 5,469, 5,469 and 5,469 shares of service-vesting restricted stock, of which 25% was originally scheduled to vest on May 18, 2016, 25% was originally scheduled to vest on May 18, 2017, and the remaining 50% was originally scheduled to vest on May 2, 2018.

(3)	Based on the $.32 closing price per share of our common stock on December 31, 2015, as reported in the OTC Market.

(4)
Includes, for Mr. Smith, Ms. Lehman and Mr. Croft, respectively, 18,978, 3,892 and 3,892 shares of performance-vesting restricted stock that was designed to performance vest based on performance during the 2013-2015 performance period, and was originally scheduled to service vest on April 12, 2016. Also includes, for Mr. Smith, Ms. Lehman, and Mr. Croft, respectively, 14,974, 3,144 and 3,144 shares of shareholder return performance-based restricted stock that would have performance vested if, prior to the third anniversary of the date of the award, the price of a share of our common stock was at least $70.00 for a 20 consecutive trading day period; the shareholder return performance-based restricted stock did not performance-vest and expired on April 12, 2016. Also includes, for Mr. Smith, Mr. Boyles, Ms. Lehman and Mr. Croft, respectively, 18,438, 3,782, 3,782 and 3,782 shares of performance-vesting restricted stock that was designed to performance vest based on performance during the 2014-2016 performance period, and was scheduled to service vest on May 2, 2017. Also includes, for Mr. Smith, Mr. Boyles, Ms. Lehman, Mr. Croft and Mr. Griffin, respectively, 18,242, 3,742, 3,742, 3742 and 3,742 shares of performance-vesting restricted stock that was designed to performance vest based on performance during the 2015-2017 performance period, and was scheduled to service vest on May 18, 2018. The number of shares of performance-vesting restricted stock listed in the table is based on target achievement.

2015 Option Exercises and Stock Vested
The following table provides information regarding shares acquired on the exercise of stock options by, and the vesting of restricted stock held by, the named executive officers during 2015. All share, market price per share and exercise price per share amounts in the table and accompanying footnotes have been adjusted to reflect the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise(1) ($)	Number of shares acquired on vesting (#)	Value realized on vesting (2) ($)
Layle K. Smith	28,572	238,005	18,715	408,953
Dale W. Boyles	—	—	2,692	31,725
Gail E. Lehman	—	—	3,856	84,292
Scott M. Croft	—	—	3,856	84,292
Michael J. Griffin	—	—	—	—

(1)
Based on the difference between the market price per share of the shares acquired on the May 15, 2015 date of exercise ($16.31, as reported by the New York Stock Exchange) and the $7.98 per share exercise price, multiplied by the number of shares outstanding.

(2)
The value realized on vesting is based upon the market price per share on the vesting date, as reported by the New York Stock Exchange, of the shares acquired upon vesting. The following table shows, for each named executive officer, the applicable vesting dates of the executive’s restricted stock, the market price per share on the vesting date, and the number of shares that vested:

	Number of Shares Vested (market price per share on vesting date shown in parenthesis)
Name	3/6/2015 ($ 20.72)	3/9/2015 ($ 20.86)	3/25/2015 ($ 21.56)	4/12/2015 ($ 22.54)	5/2/2015 ($ 23.45)	11/5/2015 ($ 2.00)
Layle K. Smith	100,824	116,567	196	53,059	138,308	—
Dale W. Boyles	—	—	—	—	28,797	2,928
Gail E. Lehman	20,658	23,906	44	10,887	28,797	—
Scott M. Croft	20,658	23,906	44	10,887	28,797	—
Michael J. Griffin	—	—	—	—	—	—
2015 Pension Benefits
The Noranda Aluminum Inc. Group Retirement Plan, which we refer to below as the “Aluminum Group Retirement Plan” is a tax-qualified defined benefit pension plan designed to provide a benefit of 1.75% of final five-year average compensation, with an offset of 0.75% of the executive’s Social Security benefit for each year of credited service (maximum 40 years). Pay reflected in the formula is total compensation (generally, the total compensation paid to an employee that would be reported for income tax purposes plus amounts that would have been paid to the employee but for a compensation reduction authorization under specified tax qualified plans, but excluding certain specified perquisites, amounts reported as income due to stock option exercises, severance pay and other miscellaneous items) and is subject to certain limits required by the Internal Revenue Code. Benefits commence at age 65, or as early as age 55 with a reduction of 3% for each year by which commencement precedes age 65. Accrued benefits are vested when the employee has completed 5 years of service. Mr. Smith and Ms. Lehman currently are eligible for early retirement benefits; none of the other named executive officers are eligible for early retirement benefits; Messrs. Boyles and Griffin did not yet have five years of service at December 31, 2015, and Mr. Croft is not yet 55 years of age. Upon disability before retirement, the accrued benefit is payable immediately and is reduced for early commencement before age 65, and, if the employee remains disabled until age 65, a benefit is payable at age 65 equal to the benefit the employee would have earned had he remained employed until age 65 at his last rate of pay. Upon retirement, the benefit is paid as a monthly annuity for the employee’s life, with 5 years of payments guaranteed. Alternatively, employees can elect an actuarially equivalent benefit in the form of a joint and 50% survivor annuity (which married participants must elect unless they obtain spousal consent for another form of benefit), a 75% and 100% joint survivor annuity, a life annuity, a life annuity with 10 years guaranteed, or, if the present value of the benefit is less than $25,000, a lump sum payment. If a married employee dies before retirement, a survivor benefit is paid to the surviving spouse equal to the benefit the spouse would have received if the employee had retired and chosen the 50% joint and survivor annuity.
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
The table below sets forth, for each of our named executive officers, the net value of the officer’s accumulated benefit and the officer’s years of credited service, as of December 31, 2015, under each of our defined benefit pension plans. Please note that the Aluminum Group Retirement Plan is underfunded, which may affect the ultimate amount of benefits to be provided by the plan; whether (i) additional contributions will be made to the Aluminum Group Retirement Plan and (ii) the plan will continue will be determined during the bankruptcy proceedings. Moreover, the status of our obligations under the Management Supplemental Benefit Plan is subject to the Bankruptcy Court’s determination, and participants have the status of unsecured creditors with respect to this benefit. In addition, the trust holding amounts for payments from the Management Supplemental Benefit Plan is subject to the claims of creditors. Therefore, we are unable to predict whether any benefit amounts under the Management Supplemental Benefit Plan will be paid.

Name	Plan name	Number of years credited service	Present value of accumulated benefit(1)	Payment during last fiscal year
		(#)	($)	($)
Layle K. Smith	Aluminum Group Retirement Plan	7.8	385,750	—
	Management Supplemental Benefit Plan	7.8	2,168,071	—
	Total		2,553,821	—

Dale W. Boyles	Aluminum Group Retirement Plan	2.2	90,323	—
	Management Supplemental Benefit Plan	2.2	70,152	—
	Total		160,475	—

Gail E. Lehman	Aluminum Group Retirement Plan	5.9	247,200	—
	Management Supplemental Benefit Plan	5.9	221,801	—
	Total		469,001	—

Scott M. Croft	Aluminum Group Retirement Plan	24.7	858,190	—
	Management Supplemental Benefit Plan	24.7	773,126	—
	Total		1,631,316	—

Michael J. Griffin	Aluminum Group Retirement Plan	1.1	43,691	—
	Management Supplemental Benefit Plan	1.1	4,845	—
	Total		48,536	—

(1)
Present values shown represent the increase in present value of accrued pension benefits from December 31, 2014 to December 31, 2015. Benefits are assumed to begin at age 65 (which is the plans’ earliest unreduced retirement age). Present values at December 31, 2015 assume mortality in accordance with the IRS prescribed RP 2014 mortality table with MP-2014 projections. Benefits are assumed payable as a joint and survivor 75% annuity if the executive is married or as a five-year certain and life annuity if the executive is single. The discount rates at December 31, 2015 and December 31, 2014 for financial reporting purposes are 4.3% and 4.0%, respectively, for the Noranda Aluminum Inc. Aluminum Group Retirement Plan and 4.4% and 4.1%, respectively, for the Noranda Aluminum Inc. Management Supplemental Benefit Plan.

2015 Non-Qualified Deferred Compensation
Under the Noranda Aluminum Inc. and Participating Subsidiaries Non-Qualified Deferred Compensation Plan, which we refer to below as the “Deferred Compensation Plan”, executive officers and other highly compensated employees could defer up to 33% of their base salary and annual bonus, subject to a minimum annual deferral amount of $2,000. Amounts deferred were credited with interest at a rate equal to the credited portfolio rate of return published annually by Northwestern Mutual Life Insurance Company (which, for 2015 was 5.6% and for 2016 were to be 5.45%). Distribution elections were irrevocable once made. All distributions were to be made in cash in either a lump sum payment or in equal annual installments over a period of 5, 10 or 15 years. Distributions were to commence beginning on March 15 of either (a) the year following the participant’s attainment of a specified age (as early as age 55 or as late as age 70), even if the participant is actively employed at such age; or (b) the March 15 following the later of the date the participant leaves active employment with Noranda or attains age 55, in each case subject to any required delays as a result of Section 409A of the Internal Revenue Code.
The following table provides information regarding activity under the Deferred Compensation Plan for the named executive officers with respect to 2015. The status of our obligations under the Deferred Compensation Plan is subject to the Bankruptcy Court's determination, and participants have the status of unsecured creditors with respect to this benefit. In addition, the trust holding amounts for payments from the Deferred Compensation Plan is subject to the claims of creditors. Therefore, we are unable to predict whether any benefit amounts under the Deferred Compensation Plan will be paid. Effective January 1, 2016, no further elections to defer compensation may be made.

	Aggregate balance at January 1, 2015	Executive contributions in last fiscal year(1)	Registrant contributions in last fiscal year	Aggregate earnings in last fiscal year(2)	Aggregate withdrawals / distributions	Aggregate balance at last fiscal year end
Name	($)	($)	($)	($)	($)	($)
Layle K. Smith	—	—	—	—	—	—
Dale W. Boyles	—	—	—	—	—	—
Gail E. Lehman	58,459	14,733	—	3,791	—	76,983
Scott M. Croft	—	—	—	—	—	—
Michael J. Griffin	—	—	—	—	—	—

(1)	Includes $11,561 of salary and $3,172 in payments under the 2014 Incentive Compensation Plan that Ms. Lehman deferred.

(2)	Includes $1,672 that is reported as compensation in the 2015 Summary Compensation Table.
Potential Payments upon Termination or Change in Control
In this section, we describe payments that may be made to our named executive officers upon several events of termination, including termination in connection with a change in control, assuming the termination event occurred on December 31, 2015.
However, due to the bankruptcy filing we are unable to predict whether, or to what extent, we will be able to make or accelerate the payments described below.
The information in this section does not include information relating to the following:

•	distributions under our defined benefit pension plans—See “2015 Pension Benefits” above for information regarding these plans;

•	distributions under our nonqualified deferred compensation plan—See “2015 Non-Qualified Deferred Compensation” above for information regarding this plan.

•	other payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment, including payments under the Noranda Aluminum Group Savings Plan;

•
restricted shares and shares underlying options that vested prior to the termination event—see the table under “2015 Outstanding Equity Awards at Fiscal Year End” above for information regarding vesting of these securities; and

•	short-term incentive payments that would not be increased due to the termination event.
We have entered into term sheets relating to the employment of our named executive officers other than Mr. Griffin. The term sheets generally provide for benefits upon specified termination of employment events within 18 months following a change in control and lesser benefits upon specified termination of employment events at any time for reasons unrelated to a change in control.

Under the term sheets, in the event that the named executive officer is terminated other than for “cause,” death or disability, or if the executive resigns for “good reason,” he or she will be entitled, subject to his or her execution and non-revocation of a general release, to (i) an amount equal to annual base salary plus target bonus (an amount equal to the sum of two times annual base salary plus target bonus for Mr. Smith), (ii) a pro-rated annual bonus, based on our actual performance, and (iii) continued health benefits for a period of 12 months (18 months in the case of Mr. Smith) or until such earlier time as the named executive officer and his or her dependents are eligible to be covered by a successor employer’s comparable plan. In the event such termination occurs in connection with, in anticipation of, or within the 18 month period following a change in control (a “CIC Termination”), the executive generally would be entitled to the same severance benefits as described above, except that the severance payment would be in an amount equal to two times the sum of annual base salary plus target bonus (three times the sum of annual base salary plus target bonus for Mr. Smith) and all executives would be provided continued health benefits for a period of 18 months or until such earlier time as the named executive officer and his or her dependents are eligible to be covered by a successor employer’s comparable plan.
Mr. Griffin’s severance terms are covered by the Noranda Aluminum Group Senior Managers Severance Plan and Summary Plan Description (the “Senior Managers Plan”). Under the Senior Managers Plan, in the event of Mr. Griffin’s termination other than for “cause,” disability, a layoff expected to be short-term in nature or refusal of a reassignment, or in the event Mr. Griffin resigns for “good reason,” he generally will be entitled, subject to his agreement to certain non-competition, non-solicitation and confidentiality obligations, to the same benefits as the other named executive officers (other than Mr. Smith) would receive under their term sheets for non-change in control termination other than for “cause,” death or disability, or resignation for good reason. The Senior Managers Plan does not provide additional benefits in the event of a change in control.
Each of the named executive officers’ service-vesting restricted stock agreements provides that, in the event of his or her death or disability, or if he or she is terminated other than for cause or is resigning for good reason, his or her restricted stock will vest with respect to the next tranche of restricted stock that would have vested if he or she remained employed through the vesting date of the tranche. Moreover, following a change in control, each of the named executive officers’ unvested restricted stock will vest unless he or she is provided with a replacement award satisfying specified conditions. Among other things, the replacement award must provide for service-vesting restricted stock or restricted stock units that relate to publicly traded equity securities of our company or the surviving parent entity following the change in control and have a value at least equal to the value of the original restricted stock on the date of the change of control. In addition, the replacement award must have vesting provisions that generally are the same as those applicable to the original restricted stock award. All unvested restricted stock underlying the replacement award also will vest in the event the named executive officer is terminated other than for cause or resigns for good reason within 24 months of the change in control.
Each of the named executive officers’ performance-vesting restricted stock agreements provides that in the event of the executive officer’s death or disability, or if he or she is terminated without cause or resigns for good reason, the restricted stock that otherwise would vest following the performance period based on actual performance will be prorated based upon the number of months during the performance period that he or she was employed by us (for this purpose, actual performance will be applied for each completed fiscal year in the performance period prior to the named executive officer’s death, disability or termination, and target performance will be assumed for any fiscal year in the performance period that has not yet been completed). However, if a change in control occurs during the performance period, target performance will be deemed to have occurred and the restricted stock will fully vest (subject to proration if the named executive officer terminated service prior to the change in control), unless the named executive officer is provided a replacement award satisfying specified conditions. Among other things, any replacement award must consist of service-vesting restricted stock that relates to publicly traded equity securities of our company or the surviving parent entity following the change in control and have a value at least equal to the value of the original performance-vesting restricted stock on the date of the change in control, assuming target performance is achieved. The replacement award generally must also provide for vesting on the third anniversary of the grant date of the original performance-vesting restricted stock, subject to the same prorated vesting as is described in the first sentence of this paragraph. However, if the named executive officer is terminated other than for cause or resigns for good reason within 24 months following the change in control, the named executive officer will receive the full amount of restricted stock that otherwise would have vested had he or she remained employed throughout the performance period.

Under the term sheets, in the event any payments would be subject to the golden parachute excise tax under the Internal Revenue Code, the payments will be reduced such that no payments will become subject to the excise tax, unless the executive officer would be in a better after-tax position by receiving all payments and paying the applicable excise tax.
A “change in control” generally means:

•
the acquisition by any individual, entity or group (other than Apollo, a person who was an affiliate of ours prior to such acquisition, or any employee benefit plan sponsored or maintained by us or any of our subsidiaries) of beneficial ownership of more than 30% of the voting power of our company.

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

The term “good reason” means:

•
in the case of Mr. Smith, (i) a material reduction in base salary or bonus potential (but not including any pre-change in control diminution related to an across-the-board compensation reduction applying to senior management of Noranda HoldCo generally), (ii) the assignment to Mr. Smith of duties materially inconsistent with his duties as set forth in the term sheet or a material diminution of his responsibilities, (iii) a material breach by Noranda HoldCo of the term sheet, (iv) a requirement that Mr. Smith relocate his principal place of employment by more than 50 miles (other than in connection with a pre-change in control relocation of our headquarters, if he is relocated to the new headquarters), or (v) a notice by Noranda HoldCo of non-extension of the term of employment (other than under circumstances where employment is to be continued subsequent to such non-extension with terms of employment and severance protections that are consistent with peer group market practice, as determined by Noranda HoldCo in reasonable good faith).

•
in the case of all other named executive officers that have term sheets and under the Senior Managers Plan applicable to Mr. Griffin, (i) a material reduction in base salary or bonus potential (but not including any pre-change in control diminution related to an across-the-board compensation reduction applying to senior management of Noranda HoldCo and its subsidiaries generally), (ii) a material adverse change in the executive’s title, duties or responsibilities, (iii) a requirement that the executive relocate his or her principal place of employment by more than 50 miles (other than in connection with a pre-change in control relocation of our headquarters, if the executive is relocated to the new headquarters), or (iv) a notice by Noranda HoldCo of non-extension of the term of employment (other than under circumstances where employment is to be continued subsequent to such non-extension with terms of employment and severance protections that are consistent with peer group market practice, as determined by Noranda HoldCo in reasonable good faith).

The named executive officers subject to term sheets also agreed to standard confidentiality, non-competition and non-solicitation covenants.
Tables of Benefits Upon Termination and Change in Control Events
The following tables show potential payments to the named executive officers upon several termination of employment events, including without limitation a change in control, assuming a December 31, 2015 termination date. As a result of the bankruptcy filing, we are unable to predict whether, and to what extent, the severance and change of control arrangements under which such payments would be made will continue to be in effect.

In connection with the amounts shown in the tables:

•
Restricted stock benefit amounts are equal to the product of the number of shares of restricted stock as to which vesting will be accelerated upon the occurrence of the termination event, or upon a change of control where a replacement award is not provided, multiplied by the $0.32 closing price per share of our common stock on December 31, 2015, as reported in the OTC Market.

•	Health benefits are equal to the costs we would incur to maintain such benefits for the applicable period.

Layle K. Smith	Change in control termination without cause or for good reason	Non-change in control termination without cause or for good reason	Change in control	Death or disability
Benefit type	$	$	$	$
Severance payments	5,400,000	3,600,000	—	900,000
Restricted stock	28,445	23,265	28,445	23,265
Health benefits	10,188	10,188	—	—
Total	5,438,633	3,633,453	28,445	923,265

Dale W. Boyles	Change in control termination without cause or for good reason	Non-change in control termination without cause or for good reason	Change in control	Death or disability
Benefit type	$	$	$	$
Severance payments	1,344,000	672,000	—	—
Restricted stock	5,078	4,289	5,078	4,289
Health benefits	26,279	17,519	—	—
Total	1,375,357	693,808	5,078	4,289

Gail E. Lehman	Change in control termination without cause or for good reason	Non-change in control termination without cause or for good reason	Change in control	Death or disability
Benefit type	$	$	$	$
Severance payments	1,248,047	624,024	—	—
Restricted stock	6,082	5,018	6,082	5,018
Health benefits	26,279	17,519	—	—
Total	1,280,408	646,561	6,082	5,018

Scott M. Croft	Change in control termination without cause or for good reason	Non-change in control termination without cause or for good reason	Change in control	Death or disability
Benefit type	$	$	$	$
Severance payments	1,280,000	640,000	—	—
Restricted stock	6,082	5,018	6,082	5,018
Health benefits	28,585	19,057	—	—
Total	1,314,667	664,075	6,082	5,018

Michael J. Griffin	Change in control termination without cause or for good reason	Non-change in control termination without cause or for good reason	Change in control	Death or disability
Benefit type	$	$	$	$
Severance payments	300,000	300,000	—	—
Restricted stock	2,349	1,885	2,349	1,885
Health benefits	28,585	19,057	—	—
Total	330,934	320,942	2,349	1,885

Director Compensation
Compensation for Service on the Board. During 2015, each of our non-employee directors, other than an Apollo affiliate (Apollo affiliates served on the Board until May 2015), as described below, received an annual retainer of $75,000, paid quarterly in advance, plus $2,000 for each meeting of the Board attended in person ($1,000 if attended by telephone). In lieu of an all-cash retainer, in 2015 directors could elect to receive restricted stock units in payment of 50% of the annual retainer (which was granted on December 2, 2014 to those directors who elected to receive the restricted stock units; 25% of the restricted stock units vested at the end of each calendar quarter in 2015). This election no longer is being made available. In addition, in 2015, each of our non-employee directors, other than a director who was an affiliate of Apollo, received an annual grant of common stock having a value of $50,000. In 2015, the Chairman of the Board was provided a retainer of $10,000 in our common stock. For 2016, non-employee directors will no longer receive any form of equity for service on the Board.
Compensation for Service on a Board Committee. During 2015, each of our non-employee directors who is a member of a committee of the Board, other than an Apollo affiliate, has been entitled to receive $2,000 for each committee meeting attended in person ($1,000 if attended by telephone). In addition, the Chairman of the Audit Committee receives an annual retainer of $20,000 and the Chairman of the Compensation Committee receives an annual retainer of $10,000. In 2015, the Chairman of the Nominating and Corporate Governance Committee received an annual retainer of $5,000 (to be increased to $10,000 in 2016). In 2015, half of the retainer for these committee chairmen was payable quarterly (the last two quarters only with respect to the Chairman of the Nominating and Corporate Governance Committee) in advance in cash, and the other half was payable in shares of our common stock. For 2016, non-employee directors will no longer receive any form of equity for service on a Board Committee.
Compensation in Respect of Apollo Affiliates. Until May 2015, four Apollo affiliates served on the Board. A director who is an Apollo affiliate did not receive any annual retainer and meeting fees, including any equity grants (whether as a director or as a member of a Board committee). Instead, in consideration for providing the services of such Apollo designee, Apollo Management VI, L.P. received 87.5% of the amount of such retainer or fees that would otherwise be payable to the non-employee directors and Apollo Alternative Assets, L.P. received the remaining 12.5%.
The following table provides information regarding compensation for our non-employee directors in 2015, which reflects the directors’ fees and other arrangements described above. The table does not include compensation to Layle K. Smith, our President and Chief Executive Officer, which is included in the 2015 Summary Compensation Table above in this Item 11. Mr. Smith receives no additional compensation in respect of his service on the Board.
All share amounts in the footnotes accompanying the table have been adjusted to reflect the 1-for-7 reverse stock split of our common stock that became effective on August 25, 2015.

2015 Director Compensation

	Fees earned or paid in cash(1)	Stock awards(2)	Total(3)
Name	$	$	$
William H. Brooks	78,375	90,363	168,738
Richard B. Evans	79,875	97,873	177,748
Pasquale Fiore	36,250	—	36,250
Robert J. Kalsow-Ramos(3)	—	—	—
Matthew R. Michelini(3)	—	—	—
Thomas R. Miklich	110,000	50,004	160,004
Matthew H. Nord(3)	—	—	—
Eric L. Press(3)	—	—	—
Carl J. Rickertsen	74,125	92,893	167,018
Ronald S. Rolfe	73,875	87,842	161,717
Alan H. Schumacher	114,500	60,082	174,582
Elliot G. Sager	105,000	50,004	155,004

(1)
Messrs. Brooks, Evans, Rickertsen and Rolfe elected to receive one-half of their 2015 annual retainer of $75,000 in restricted stock units, which were granted on December 2, 2014 (in the case of Messrs. Brooks, Rickertsen and Rolfe) and December 3, 2014 (in the case of Mr. Evans). The 1,392 restricted stock units granted to Messrs. Brooks, Rickertsen and Rolfe, and the 1,339 restricted stock units granted to Mr. Evans, vest in equal increments at the end of each calendar quarter in 2015).

Messrs. Kalsow-Ramos, Michelini, Nord, Press, and Turner, who are affiliates of Apollo, received no compensation for their services in 2015. Rather, director fees were paid to Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. for making these persons available to serve as non-employee directors. In 2015, Apollo Management VI, L.P. and Apollo Alternative Assets, L.P. received $70,000 and $10,000, respectively, in retainers and fees in respect of Messrs. Kalsow-Ramos, Michelini, Nord and Press.

(2)
The amounts shown for stock awards are equal to the grant date fair value of the awards, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The grant date fair value of the 1,404 restricted stock units granted in lieu of part of the cash annual retainer to Messrs. Brooks, Miklich and Rickertson on December 2, 2014 was $37,838 per grant.  The grant date fair value of the 1,350 restricted stock units granted in lieu of part of the cash annual retainer to Mr. Evans on December 3, 2014 was $39,312. Although these stock awards were granted in December 2014, they are presented in the 2015 Director Compensation table because they related to the 2015 annual retainer. The grant date fair value of the 205 and 409 restricted stock units granted to Messrs. Rickertson (for service as Chairman of the Compensation Committee) and Schumacher (for service as Chairman of the Audit Committee), respectively, on January 1, 2015 were $5,051 and $10,078. The grant date fair value of the annual grant of 8,404 restricted stock units to each of Messrs. Brooks, Evans, Miklich, Rickertson, Rolfe, Sagor and Schumacher on June 30, 2015 was $50,004. The grant date fair value of the 421 and 1,681 restricted stock units granted to Messrs. Brooks (for service as Chairman of the Nominating and Governance Committee) and Evans (for service as Chairman of the Board of Directors) on July 7, 2015 were $2,522 and $10,069, respectively. At December 31, 2014, Mr. Brooks held options to purchase 19,456 shares, and Messrs. Miklich and Schumacher each held options to purchase 2,857 shares. Because dividend equivalents on our ordinary quarterly dividends were factored into the grant date fair value of the restricted stock units, no additional amounts are shown with respect to dividend equivalents provided in respect of our ordinary quarterly dividends to the directors who held restricted stock units. On June 18, 2015, the Board of Directors suspended dividend payments. As a result of the bankruptcy filing, the processing of outstanding equity awards held by employees and directors has been suspended indefinitely. Moreover, we have suspended all further grants of equity awards.

(3)	Messrs. Kalsow-Ramos, Michelini, Nord, and Press resigned from the Board, effective May 21, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information, as of December 31, 2015, regarding shares of our common stock that may be issued under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	510,577 (1)	$14.19 (2)	578,395 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	510,577	$14.19	578,395

(1)
Includes 104,593 shares of common stock subject to stock options, 58,969 shares of common stock subject to service-vesting restricted stock units, 140,292 service-vesting restricted shares, 17,141 shares of common stock subject to performance-vesting restricted stock units and 189,582 performance-vesting restricted shares.

(2)
Constitutes the weighted average exercise price of outstanding stock options. Distribution of shares underlying our restricted stock and restricted stock unit awards are not subject to payment of an exercise price.

(3)
This number reflects the number of shares of common stock that remained available for future issuance under the Noranda Aluminum Corporation 2014 Long-Term Incentive Plan (the “2014 Plan”). It does not include an aggregate of 307,847 shares under the Third Amended and Restated Noranda Aluminum Holding Corporation 2007 Long-Term Incentive Plan and the Noranda Aluminum Holding Corporation 2010 Incentive Award Plan (collectively, the “Prior Plans”) that may be issued only to provide dividend equivalents with respect to outstanding awards under those plans. On June 18, 2015, the Board of Directors suspended dividend payments. Following stockholder approval of the 2014 Plan on May 9, 2014, no additional awards could be made under the Prior Plans.

Security Ownership of Certain Beneficial Owners And Management
The following table sets forth information about beneficial ownership of our common stock as of March 1, 2016 (unless otherwise noted) by (i) each stockholder that has indicated in public filings that the stockholder beneficially owns more than five percent of our common stock; (ii) each director and each nominee for election as a director; (iii) each executive officer named in the 2015 Summary Compensation Table above; and (iv) all directors and executive officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person’s name.

Name(1)	Number of Shares Beneficially Owned(2)	Percent of Class
Layle K. Smith	154,126	1.5%
Dale W. Boyles	4,209	*
Gail E. Lehman	11,804	*
Scott M. Croft	25,936	*
Michael J. Griffin	—	*
William H. Brooks	45,576	*
Alan H. Schumacher	18,119	*
Thomas R. Miklich	17,158	*
Richard B. Evans	28,393	*
Carl J. Rickertsen	26,093	*
Ronald S. Rolfe	18,626	*
Elliot G. Sagor	12,008	*
Pasquale Fiore	—	*
Royce and Associates, LLC(3)	791,664	7.9%
All executive officers and directors as a group (13 persons)	362,048	3.6%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each person listed is c/o Noranda Aluminum Holding Corporation, 801 Crescent Centre Drive, Suite 600, Franklin, Tennessee 37067.

(2)
Applicable percentage of ownership is based on 10,026,635 shares of our common stock outstanding as of March 1, 2016. Beneficial ownership is determined in accordance with rules of the SEC and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of March 1, 2016 and shares underlying restricted stock units and restricted stock that will vest within 60 days of March 1, 2016 are deemed outstanding and to be beneficially owned by the person holding such option, restricted stock unit or restricted stock for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership amounts include shares that may be acquired upon the exercise of options within 60 days of March 1, 2016, as follows: Mr. Smith—28,571; Mr. Brooks—19,456 shares; Mr. Croft—17,514 shares; Mr. Schumacher—2,857 shares; and Mr. Miklich—2,857 shares.

(3)
Includes 541,092 shares held by Royce Opportunity Fund, a registered investment company managed by Royce & Associates, LLC. The address of Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151. The information in the table and this footnote is derived from a Schedule 13G filed by Royce & Associates, LLC with the SEC on February 3, 2016. This information is of December 31, 2015, and the number of shares listed as beneficially owned by Royce & Associates, LLC may have changed subsequently.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See the index to Financial Statements, which appears on page 55 of the Original Form 10-K.
(a) (2) Financial Statement Schedules
Any applicable financial statement schedules required under the related instructions are included in the notes to the consolidated financial statements, which appear on pages 63 through 119 of the Original Form 10-K.
(a) (3) Exhibits
See the Index to Exhibits, which appear on pages 32 through 34 of this Amendment No.1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORANDA ALUMINUM HOLDING CORPORATION
Date: April 29, 2016	By:	/S/ LAYLE K. SMITH
	Name:	Layle K. Smith
	Title:	President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit number	Description
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

10.2	Amendment No. 1 to Post-Petition Credit Agreement, dated February 26, 2016.
10.3
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

10.4	Amendment No. 1 to Debtor-in-Possession Term Loan Credit Agreement, dated February 26, 2016.
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

10.31†	2014 Incentive Award Plan (incorporated by reference to Exhibit 99.1 of the Noranda Aluminum Holding Corporation’s Registration Statement on Form S-8 filed on May 13, 2014)
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
31.1*	Chief Executive Officer Certification

Exhibit number	Description
31.2*	Chief Financial Officer Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer
95.1	Mine Safety Disclosures
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

*	Filed herewith.

**	Certain portions of this document have been omitted pursuant to a confidential treatment request.